Form 10-Q
period 1996-04-21
O CHARLEYS INC
filed 1996-06-04
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 21, 1996

                 Commission file number        0-18629
                                        ----------------------

                              O'Charley's Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



             Tennessee                                       62-1192475
- -------------------------------------                     -----------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


 3038 Sidco Drive, Nashville, Tennessee                          37204
- ---------------------------------------                          ------
(Address of principal executive offices)                      (Zip Code)


                                (615) 256-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X   No
                                                  -----    -----



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


           Class                                Outstanding as of May 30, 1996
           -----                                -------------------------------
   Common Stock, no par value                          7,787,944  shares


                                O'Charley's Inc.

                                   Form 10-Q

                        For Quarter Ended April 21, 1996



                                     Index


                                                                             Page No.
                                                                             --------
Part I -  Financial Information

     Item 1. Financial statements:
             Balance sheets as of April 21, 1996 and
               December 31, 1995                                                3

             Statements of earnings for the sixteen weeks
               ended April 21, 1996 and April 16, 1995                          4

             Statements of cash flows for the sixteen weeks
               ended April 21, 1996 and April 16, 1995                          5

             Notes to unaudited financial statements                            6

     Item 2. Management's discussion and analysis of
               financial condition and results of operations                 7-10

Part II - Other Information

     Item 1. Legal proceedings                                                 11

     Item 4. Submission of matters to a vote of security holders               11

     Item 6. Exhibits and reports on form 8-K                                  11

Signatures                                                                     12


                                O'Charley's Inc.
                                 Balance Sheets

                             (dollars in thousands)

                                                        April 21,     December 31,
                                                           1996           1995
                                                        ---------     ------------
                 Assets
Current Assets:
  Cash                                                   $    634       $ 2,576
  Accounts receivable                                       1,361         1,244
  Due from related parties                                     84           108
  Inventories                                               6,816         3,780
  Preopening costs                                          1,081         1,045
  Deferred income taxes                                       839           925
  Other current assets                                      1,159           971
                                                         --------       -------
      Total current assets                                 11,974        10,649

Property and Equipment, net                                90,485        81,512

Other Assets                                                1,143         1,276
                                                         --------       -------
                                                         $103,602       $93,437
                                                         ========       =======

      Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                       $  4,288       $ 4,424
  Accrued payroll and related expenses                      3,166         3,435
  Accrued expenses                                          3,809         4,650
  Federal, state and local taxes                            2,272         2,606
  Current portion of long-term debt and capitalized
    leases                                                  2,796         2,793
                                                         --------       -------
      Total current liabilities                            16,331        17,908

Deferred Income Taxes                                       2,533         2,619

Long-Term Debt                                             21,783        11,990

Capitalized Lease Obligations                              10,018         9,272

Shareholders' Equity:
  Common stock - No par value;authorized, 50,000,000
    shares; issued and outstanding, 7,773,264 in 1996
    and 7,770,967 in 1995                                  29,539        29,819
  Retained earnings                                        23,398        21,829
                                                         --------       -------
                                                           52,937        51,648
                                                         --------       -------
                                                         $103,602       $93,437
                                                         ========       =======

                       See notes to financial statements.
                                      -3-

                                O'Charley's Inc.
                             Statements of Earnings
             Sixteen Weeks Ended April 21, 1996 and April 16, 1995




                                                     1996              1995
                                                   -------           -------
                                           (in thousands, except per share data)
Revenues:
  Restaurant sales                                 $46,380           $38,564
  Commissary sales                                     690             3,285
  Franchise revenue                                      9                 9
                                                   -------           -------
                                                    47,079            41,858
Costs and Expenses:
  Cost of restaurant sales:
    Cost of food, beverage and supplies             16,590            14,212
    Payroll and benefits                            14,309            11,503
    Restaurant operating costs                       7,167             5,840
  Cost of commissary sales                             654             3,132
  Advertising, general and administrative expenses   2,703             3,432
  Depreciation and amortization                      2,398             1,619
                                                   -------           -------
                                                    43,821            39,738
                                                   -------           -------

Income from Operations                               3,258             2,120

Other(Income)Expense:
  Interest expense, net                                699               595
  Other, net                                           108              (386)
                                                   -------           -------
                                                       807               209
                                                   -------           -------

Earnings Before Income Taxes                         2,451             1,911

Income Taxes                                           882               669
                                                   -------           -------
Net Earnings                                       $ 1,569           $ 1,242
                                                   =======           =======

Earnings per Common Share                          $  0.19           $  0.15
                                                   =======           =======
Weighted Average Common Shares Outstanding           8,423             8,213
                                                   =======           =======





                       See notes to financial statements.
                                      -4-

                                O'Charley's Inc.
                            Statements of Cash Flows
             Sixteen Weeks Ended April 21, 1996 and April 16, 1995


                                                         1996         1995
                                                       -------      -------
                                                         (in thousands)
Cash Flows from Operating Activities:
  Net earnings                                         $ 1,569      $ 1,242
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                      1,753        1,376
      Amortization of preopening costs                     645          243
      Provision for deferred income taxes                               158
      Gain of the sale of assets                          (171)           -
  Changes in assets and liabilities:
    Accounts receivable                                    (93)        (285)
    Inventories                                         (3,036)        (497)
    Additions to preopening costs                         (681)        (516)
    Other current assets                                  (188)         190
    Accounts payable                                      (136)         471
    Accrued payroll and other accrued expenses          (1,444)         163
                                                       -------      -------
        Net cash provided (used) by operating
          activities                                    (1,782)       2,545

Cash Flows from Investing Activities:
  Additions to property and equipment                   (8,904)      (7,555)
  Proceeds from the sale of assets                         171            -
  Other, net                                               143          (82)
                                                       -------      -------
        Net cash used by investing activities           (8,590)      (7,637)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                          11,100        4,800
  Payments on long-term debt and capitalized
    lease obligations                                   (2,390)        (826)
  Distribution to Shoex, Inc. shareholders                (315)        (217)
  Exercise of employee incentive stock options              35           78
                                                       -------      -------
        Net cash provided by financing activities        8,430        3,835
                                                       -------      -------

Decrease in Cash                                        (1,942)      (1,257)

Cash at Beginning of the Period                          2,576        1,727
                                                       -------      -------
Cash at End of the Period                              $   634      $   470
                                                       =======      =======




                       See notes to financial statements.
                                      -5-

                                O'Charley's Inc.
                    Notes To Unaudited Financial Statements
             Sixteen Weeks Ended April 21, 1996 and April 16, 1995

A. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

     In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

B. Commitments and Contingencies

     On February 15, 1994, a purported class action suit was filed in the United States Federal District Court against the Company and certain of the Company's executive officers and directors. The suit alleges racially discriminatory practices by the defendant parties in violation of federal law. The Court has yet to determine whether the lawsuit will proceed as a class action. The Company accrued an additional $800,000 during the first quarter of 1995 for estimated legal expenses in connection with this suit. At the time the Company reserved these legal expenses, the trial was scheduled to proceed in April 1995. Subsequently, the trial date has been stayed until the Court determines whether the lawsuit will proceed as a class action and rules on certain other motions pending before the Court. The Company has not made any accrual for any settlement or adverse judgement in connection with this suit. Management of the Company believes the suit is without merit and is defending the litigation vigorously.

C. Business Acquisitions

     On January 5, 1996, the shareholders of the Company approved an Agreement and Plan of Merger, dated October 9, 1995, to merge with Shoex, Inc. (Shoex), a franchisee of the Company which owned and operated six O'Charley's restaurants in Alabama. The transaction was accounted for as a pooling of interests. The Company exchanged 666,666 shares of company stock valued at approximately $9.5 million. The Company assumed approximately $1.9 million in net obligations of Shoex, Inc. (defined as long-term debt, capitalized lease obligations and working capital deficit). As a result of the merger, O'Charley's owns the six restaurants and the rights to develop other O'Charley's restaurants in Alabama, Mississippi and specific locations in Florida and Georgia. The accompanying 1996 financial statements include the transactions and balances of Shoex. Each of the previously reported financial statements have been restated to reflect the combined results of the Company and Shoex.

                               O'Charley's Inc.
Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
             Sixteen Weeks Ended April 21, 1996 and April 16, 1995


Results of Operations

    The following table highlights the operating results for the first quarters of 1996 and 1995 as a percentage of total revenue unless otherwise indicated. Each of the quarters is comprised of 16 weeks.



                                                 1996        1995
 Revenues:
   Restuarant sales                              98.5%       92.1%
    Commissary sales                              1.5%        7.9%
                                                -----       -----
                                                100.0%      100.0%
 Costs and Expenses:
    Cost of restaurant sales: (1)
      Cost of food, beverage and supplies        35.8%       36.9%
      Payroll and benefits                       30.9%       29.8%
      Restaurant operating costs                 15.4%       15.1%
                                                -----       -----
                                                 82.1%       81.8%

      Restaurant operating margin                17.9%       18.2%

    Cost of commissary sales (2)                 94.8%       95.3%
    Advertising, general and
      administrative expenses                     5.7%        8.2%
    Depreciation and amortization                 5.1%        3.9%

 Other(Income)Expense:
    Interest expense, net                         1.5%        1.4%
    Other, net                                    0.2%       -0.9%

 Earnings Before Income Taxes                     5.2%        4.6%

 Net Earnings                                     3.3%        3.0%
                                                =====       =====

- ---------------
(1) As a percentage of restaurant sales.

(2) As a percentage of commissary sales.

    TOTAL REVENUES increased $5,221,000 or 12.5% due to an increase in restaurant sales of $7,816,000, or 20.3%, offset by a decrease in Commissary sales of $2,595,000. The increase in restaurant sales was due to increased sales from operating additional stores in 1996, offset by a decrease in same store sales of .8%. The following table presents the number of restaurants in operation for each of the respective first quarters:

                                                                    1996                 1995
                                                                    ----                 ----
     Beginning number of Company restaurants                          61                   50
     Newly opened during the quarter                                   5                    3
                                                                      --                   --
     Ending number of Company restaurants                             66                   53
                                                                      ==                   ==


    Management believes the decrease in same store sales was primarily the result of lost operating days due to the impact of winter storms in the midwest and southeast during January and February. The decrease in customer counts was partially offset by a higher check average due to a 1.5% price increase taken in the fourth quarter of 1995. Since mid-April 1996, the Company has continued to experience a decrease in same store sales. While management believes the decrease in same store sales in the first quarter was primarily weather related, such sales decreases have continued into May and could adversely affect the Company's results of operations during the second fiscal quarter.

    The decrease in Commissary sales is primarily the result of discontinuing sales to Logan's Roadhouse Restaurants and to certain unaffiliated restaurants. Following its initial public offering, Logan's ceased purchasing products from the Commissary in October 1995.

    RESTAURANT OPERATING MARGIN, defined as restaurant sales less cost of restaurant sales, increased $1.3 million or 18.6% in the first quarter of 1996. As a percentage of restaurant sales, the restaurant operating margin decreased
 .3% in 1996 to 17.9% from 18.2%. This percentage decrease was due to a percentage increase in payroll and benefits and restaurant operating cost partially offset by a decrease in the percentage cost of food, beverage and supplies.

    COST OF FOOD, BEVERAGE AND SUPPLIES as a percentage of restaurant sales decreased 1.1% in the first quarter of 1996. This decrease is primarily attributable to a reduction in overall meat cost and to the increased purchasing power and improved operating efficiencies of the Company's Commissary.

    PAYROLL AND BENEFITS as a percentage of restaurant sales increased 1.1% in the first quarter of 1996. The Company is continuing to pay higher base salaries and hourly wage rates in order to attract and retain management and hourly co-workers. Additionally, employee benefit cost, particularly health insurance, and bonus expense has increased in 1996. Payroll and benefit cost were also affected as certain fixed labor and employee benefit costs were compared to lower average restaurant sales which increased the percentage cost of payroll and benefits. A decrease in workers compensation cost partially offset the above mentioned increases. The United States Congress is currently considering legislation to increase the federal minimum wage rate (minimum wage) by $.45 on July 1, 1996 and an additional $.45 on July 1, 1997. Although the Company generally pays higher than minimum wage to its hourly co-workers, an increase in the minimum wage rate will increase the amount of wages paid to directly tipped employees, primarily servers. The Company anticipates increasing menu prices by approximately 1% to offset the impact of the July 1, 1996 proposed increase in the minimum wage.

    RESTAURANT OPERATING COSTS include many expenses which are primarily fixed and do not fluctuate greatly with changes in revenue. Therefore, as a percentage of revenue, the .4% increase in restaurant operating cost primarily reflects the relationship between fixed operating cost to the decrease in average restaurant sales. Additionally, in 1996, the Company is purchasing all of the required uniform shirts for its hourly co-workers, whereas these shirts were previously purchased mostly by the employees in the first quarter 1995.

    ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES as a percentage of total revenue decreased 2.5% in 1996. During the first quarter of 1995, the Company expensed $1 million for legal fees expected to be incurred in defending a purported class action alleging racial discrimination (see Liquidity and Capital Resources). In addition, administrative cost decreased due to lower executive officers' compensation, primarily due to a decrease in the amount of bonus accrued as the bonuses for these individuals are based on a formula of increased profits. The above mentioned decreases were partially offset by an increase in advertising expenditures in the first quarter of 1996.

    DEPRECIATION AND AMORTIZATION EXPENSE as a percentage of total revenues increased 1.2% in 1996. This increase is attributable to three primary factors. Pre-opening amortization expense has increased due to the increased number of new stores opened for less than one year and to an increase in the average amount of preopening cost capitalized per store due to the opening of a number of new stores in new markets. Property and equipment and preopening costs are depreciated and amortized over predetermined periods and these fixed expenses, as a percentage of revenue, increased due to the lost revenue due to the weather. Depreciation expense as a percentage of restaurant sales increased as the Company increased the amount of building improvement costs due to the remodeling of certain existing restaurants.

    INTEREST EXPENSE, NET, increased $104,000 in 1996 or .1% of total revenue. This increase in interest expense was primarily the result of increased borrowings associated with the Company's expansion of new restaurants.

    OTHER (INCOME) EXPENSE, NET was a net expense of $108,000 in 1996 and a net income of $386,000 in 1995, a $494,000 increase in net expenses. During the first quarter of 1995, the Company recorded its equity earnings of Logan's Roadhouse Restaurants and net rental income and guarantee fees related to its ownership of the five Logan's restaurant sites in other income, net. In July 1995, Logan's completed an initial public offering and the Company sold substantially all of its interest in Logan's. Thus, the Company no longer records any income from Logan's except that in the first quarter of 1996, the Company sold its remaining 7,000 shares of Logan's common stock. On January 5, 1996, the shareholders of the Company approved an Agreement and Plan of Merger to merge with Shoex, Inc., a franchisee of the Company which owned and operated six O'Charley's restaurants in Alabama. During the first quarter of 1996, the Company expensed approximately $290,000 in acquisition cost associated with this merger.

    INCOME TAXES as a percentage of pretax earnings were 36.0% and 35.0% in 1996 and 1995, respectively. This increase occurred due to an increase in the Company's federal tax rate.

Liquidity and Capital Resources

    During the first quarter of 1996, the Company expended approximately $10.7 million in capital expenditures for new stores and improvements to existing facilities. Additionally, the Company capitalized approximately $681,000 in preopening costs and made $2.4 million in principal reductions in its capitalized lease obligations and long-term debt. These cash outlays were funded primarily by borrowings of $11.1 million on the Company's line of credit facility and borrowings under capitalized lease obligations of $1.8 million.

     On April 21, 1994, the Company entered into a $30 million revolving line of credit agreement with four banks for a three-year term. At April 21, 1996, $21.6 million was outstanding under this facility compared with $10.5 million at December 31, 1995. The credit facility requires quarterly interest payments at the lower of the bank's prime rate or the LIBOR rate plus 1.5%. The credit facility contains certain financial and other covenants, including restrictions on the sale of certain assets and additional long-term debt facilities. The Company is in compliance with each of these covenants. The facility has a term expiring in April 1997, but includes an option to extend the maturity for an additional two years upon conversion of the facility to a term loan with principal payments required quarterly based on a seven-year amortization. At April 21, 1996, the Company had available $8.4 million under this credit facility. The Company anticipates having to increase the amount of its available credit near the end of the fourth quarter of 1996. The Company is currently discussing with its lenders increasing the amount and the terms of the current credit facility.

     The Company opened five restaurants in the first quarter of 1996. As of April 21, 1996, the Company had five additional restaurants under construction, of which three are expected to open in the second quarter of 1996. For fiscal 1996, the Company expects to open between 12 and 14 new Company-owned restaurants. Management estimates that the Company will spend approximately $32 million in capital expenditures in 1996. Actual capital expenditures in 1996 may increase based on a number of factors, including the timing of additional purchases of future restaurant sites. The Company intends to continue to finance the furniture, fixtures and equipment for its new stores with capitalized lease obligations.

     On January 5, 1996, the shareholders of the Company approved an Agreement and Plan of Merger, dated October 9, 1995, to merge with Shoex, Inc., a franchisee of the Company which owned and operated six O'Charley's restaurants in Alabama. The transaction was accounted for as a pooling of interests. The Company exchanged 666,666 shares of Company stock valued at approximately $9.5 million. The Company assumed approximately $1.9 million in net obligations of Shoex, Inc. (defined as long-term debt, capitalized lease obligations and working capital deficit). Under the terms of the agreement, O'Charley's acquired the six restaurants and regained the rights to develop other O'Charley's restaurants in Alabama, Mississippi and specific locations in Florida and Georgia. The accompanying financial statements reflect the transactions and balances of Shoex.

     On February 15, 1994, a purported class action lawsuit was filed against the Company and certain of its executive officers and directors alleging racially discriminatory job selection, termination and work environment practices in violation of federal law. The lawsuit, which was originally set for trial in April 1995, has been stayed pending the Court's ruling on several pending motions, including those related to whether the lawsuit will proceed as a class action. In the first quarter of fiscal 1995, the Company reserved $1.0 million for legal expenses expected to be incurred in defending this litigation. The Company has not made any accrual for any settlement or adverse judgement in connection with this suit. The Company believes the lawsuit is without merit and is defending it vigorously.

Part II - Other Information

  Item 1. Legal Proceedings

   On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company, Mr. Wachtel, Mr. Burns and Mr. McWhorter. The suit alleges racially discriminatory job selection, termination and work environment practices in violation of federal law. The suit seeks actual, compensatory and punitive damages in an unspecified amount. The lawsuit was originally set for trial in April 1995, however, on March 17, 1995 the Court continued the trial until such time as the Court is able to resolve the motions pending before it, including those relating to whether the litigation will proceed as a class action. Anticipating an April trial, in the first quarter of 1995, the Company reserved an additional $800,000 for legal and other expenses expected to be incurred in defending this litigation. The Company has made no accrual for any settlement or adverse judgement in connection with this litigation. Management of the Company believes the suit is without merit and intends to defend the litigation vigorously.

  Item 4. Submission of Matters to a Vote of Security Holders

   On May 9, 1996, the Company held its Annual Meeting of Shareholders. The Shareholders voted for each of the items submitted for vote. The items voted upon at the meeting and the results of the votes are as follows:

        1. The election of three Class III directors to hold office for a term of three years and until their successors are elected and qualified;

           Director                         For                  Abstain
           --------                         ---                  -------
           Shirley A. Zeitlin             4,372,201              282,321
           Richard Reiss, Jr.             4,377,774              267,748
           G. Nicholas Spiva              4,377,626              276,896

           In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which this term expires:

           Name                         Term Expires
           ----                         ------------
           Gregory L. Burns                 1997
           Charles F. McWhorter             1997
           C. Warren Neel                   1997
           Samuel H. Howard                 1998
           John W. Stokes, Jr.              1998
           H. Steve Tidwell                 1998

        2. A proposal to approve an amendment to the Company's 1990 Employee Stock Plan (1990 Plan) to increase the number of shares reserved for issuance from 2,175,000 to 2,650,000 and to limit the number of shares of common stock that may be issued to individual employees under the 1990 Plan;

                                                   For          Against       Abstain
                                                   ---          -------       -------
                                                2,413,958       970,094        36,441

  Item 6.  Exhibits and Reports on Form 8-K

      (a)  Reports on Form 8-K

           The Company filed a Current Report on Form 8-K, dated January 5, 1996, as amended on Form 8-K/A, dated March 19, 1996, to report the merger of Shoex, Inc., a franchisee of the Company, with and into the Company.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   O'Charley's Inc.
                                   (Registrant)


Date: May 31, 1996                 By:  /s/ Gregory L. Burns
      ----------------                 ------------------------------
                                       Gregory L. Burns
                                       Chief Executive Officer and
                                       Chief Financial Officer


Date: May 31, 1996                 By:  /s/ Charles F. McWhorter, Jr.
      ----------------                 ------------------------------
                                       Charles F. McWhorter, Jr.
                                       President