Form 10-Q
period 1996-07-14
O CHARLEYS INC
filed 1996-08-28
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 14, 1996

                    Commission file number           0-18629
                                           -----------------------

                                  O'Charley's Inc.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Tennessee                                      62-1192475
- ---------------------------------------                 ------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)


 3038 Sidco Drive, Nashville, Tennessee                          37204
- ---------------------------------------                          ------
(Address of principal executive offices)                       (Zip Code)



                                (615) 256-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X   No
                                                  -----    -----



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


           Class                          Outstanding as of August 21, 1996
           -----                          ----------------------------------
   Common Stock, no par value                      7,798,444 shares


                                O'Charley's Inc.

                                   Form 10-Q

                        For Quarter Ended July 14, 1996



                                     Index



                                                                           Page No.
                                                                           --------
Part I - Financial Information

     Item 1. Financial statements:
             Balance sheets as of July 14, 1996 and
               December 31, 1995                                                3

             Statements of earnings for the twelve weeks                        4
               ended July 14, 1996 and July 9, 1995

             Statements of earnings for the twenty-eight weeks
               ended July 14, 1996 and July 9, 1995                             5

             Statements of cash flows for the twenty-eight weeks
               ended July 14, 1996 and July 9, 1995                             6

             Notes to unaudited financial statements                            7

     Item 2. Management's discussion and analysis of
               financial condition and results of operations               8 - 11

Part II - Other Information

     Item 1. Legal proceedings                                                 12

     Item 6. Exhibits and reports on form 8-K                                  12

Signatures                                                                     13

                                O'Charley's Inc.
                                 Balance Sheets

                            (dollars in thousands)

                                                              July 14,     December 31,
                                                                1996          1995
                 Assets                                      -----------  -------------

Current Assets:
  Cash                                                        $  1,674       $ 2,576
  Accounts receivable                                            1,510         1,244
  Due from related parties                                          15           108
  Inventories                                                    6,157         3,780
  Preopening costs                                               1,175         1,045
  Deferred income taxes                                            839           925
  Other current assets                                           2,284           971
                                                              --------       -------
      Total current assets                                      13,654        10,649

Property and Equipment, net                                     91,181        81,512

Other Assets                                                       998         1,276
                                                              --------       -------
                                                              $105,833       $93,437
                                                              ========       =======

      Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                            $  5,165       $ 4,424
  Accrued payroll and related expenses                           3,490         3,435
  Accrued expenses                                              12,400         4,650
  Federal, state and local taxes                                   559         2,606
  Current portion of long-term debt and capitalized leases       2,858         2,793
                                                              --------       -------
      Total current liabilities                                 24,472        17,908

Deferred Income Taxes                                              733         2,619

Long-Term Debt                                                  24,816        11,990

Capitalized Lease Obligations                                   10,282         9,272

Shareholders' Equity:
  Common stock - No par value;authorized, 50,000,000
    shares; issued and outstanding, 7,798,744 in 1996
    and 7,770,967 in 1995                                       29,615        29,819
  Retained earnings                                             15,915        21,829
                                                              --------       -------
                                                                45,530        51,648
                                                              --------       -------
                                                              $105,833       $93,437
                                                              ========       =======

                     See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
               Twelve Weeks Ended July 14, 1996 and July 9, 1995




                                                          1996                1995
                                                        ---------          ---------
                                                    (in thousands, except per share data)
Revenues:
  Restaurant sales                                       $37,926            $31,152
  Commissary sales                                           551              2,518
  Franchise revenue                                            8                  6
                                                         -------            -------
                                                          38,485             33,676
Costs and Expenses:
  Cost of restaurant sales:
    Cost of food, beverage and supplies                   13,652             11,465
    Payroll and benefits                                  11,908              9,374
    Restaurant operating costs                             5,783              4,676
  Cost of commissary sales                                   527              2,409
  Advertising, general and administrative expenses         2,099              1,845
  Depreciation and amortization                            1,831              1,387
  Asset revaluation                                        5,110                  -
                                                         -------            -------
                                                          40,910             31,156
                                                         -------            -------

Income (loss) from Operations                             (2,425)             2,520

Other(Income)Expense:
  Interest expense, net                                      641                531
  Litigation                                               8,500                  -
  Other, net                                                 (16)              (308)
                                                         -------            -------
                                                           9,125                223
                                                         -------            -------

Earnings (Loss) Before Income Taxes                      (11,550)             2,297

Income Tax Expense (Benefit)                              (4,067)               804
                                                         -------            -------

Net Earnings (Loss)                                      $(7,483)           $ 1,493
                                                         =======            =======

Earnings (Loss) per Common Share                         $ (0.89)           $  0.18
                                                         =======            =======

Weighted Average Common Shares Outstanding                 8,371              8,356
                                                         =======            =======




                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
            Twenty-Eight Weeks Ended July 14, 1996 and July 9, 1995




                                                          1996               1995
                                                        --------           ---------
                                                   (in thousands, except per share data)
Revenues:
  Restaurant sales                                       $84,306            $69,716
  Commissary sales                                         1,241              5,803
  Franchise revenue                                           17                 15
                                                         -------            -------
                                                          85,564             75,534
Costs and Expenses:
  Cost of restaurant sales:
    Cost of food, beverage and supplies                   30,242             25,677
    Payroll and benefits                                  26,217             20,877
    Restaurant operating costs                            12,950             10,516
  Cost of commissary sales                                 1,181              5,541
  Advertising, general and administrative expenses         4,802              4,277
  Depreciation and amortization                            4,229              3,006
  Asset revaluation                                        5,110                  -
                                                         -------            -------
                                                          84,731             69,894
                                                         -------            -------

Income from Operations                                       833              5,640

Other(Income)Expense:
  Interest expense, net                                    1,340              1,126
  Litigation                                               8,500              1,000
  Other, net                                                  92               (694)
                                                         -------            -------
                                                           9,932              1,432
                                                         -------            -------

Earnings (Loss) Before Income Taxes                       (9,099)             4,208

Income Tax Expense (Benefit)                              (3,185)             1,473
                                                         -------            -------

Net Earnings (Loss)                                      $(5,914)           $ 2,735
                                                         =======            =======

Earnings (Loss) per Common Share                         $ (0.70)           $  0.33
                                                         =======            =======

Weighted Average Common Shares Outstanding                 8,401              8,274
                                                         =======            =======




                       See notes to financial statements.

                                O'Charley's Inc.
                            Statements of Cash Flows
            Twenty-Eight Weeks Ended July 14, 1996 and July 9, 1995


                                                               1996         1995
                                                            ---------    ---------
                                                                (in thousands)
Cash Flows from Operating Activities:
  Net earnings (loss)                                        $(5,914)     $ 2,735
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                            3,101        2,493
      Amortization of preopening costs                         1,128          513
      Asset revaluation adjustment                             5,110            -
      Provision for deferred income taxes                     (1,800)         274
      Gain on the sale of assets                                (171)           -
  Changes in assets and liabilities:
    Accounts receivable                                         (173)        (387)
    Inventories                                               (2,377)         219
    Additions to preopening costs                             (1,258)      (1,064)
    Other current assets                                      (1,313)         (12)
    Accounts payable                                             741        1,786
    Accrued payroll and other accrued expenses                 5,758          672
                                                            --------      -------
        Net cash provided by operating activities              2,832        7,229

Cash Flows from Investing Activities:
  Additions to property and equipment                        (14,864)     (12,694)
  Proceeds from the sale of assets                               171            -
  Other, net                                                      49         (240)
                                                            --------      -------
        Net cash used by investing activities                (14,644)     (12,934)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                14,137        6,000
  Payments on long-term debt and capitalized
    lease obligations                                         (3,023)      (1,354)
  Distribution to Shoex, Inc. shareholders                      (315)        (317)
  Exercise of employee incentive stock options                   111          164
                                                            --------      -------
        Net cash provided by financing activities             10,910        4,493
                                                            --------      -------

Decrease in Cash                                                (902)      (1,212)

Cash at Beginning of the Period                                2,576        1,727
                                                            --------      -------

Cash at End of the Period                                   $  1,674      $   515
                                                            ========      =======


                       See notes to financial statements.

                                O'Charley's Inc.
                    Notes To Unaudited Financial Statements
       Twelve and Twenty-Eight Weeks Ended July 14, 1996 and July 9, 1995

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

B. Litigation

     On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company and certain of its current and previous officers. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. In June 1996, the U.S. District Court Judge ruled that the pending lawsuit would proceed provisionally as a class action. On July 22, 1996, the Company agreed to a preliminary settlement. The settlement is contingent upon execution of a definitive settlement agreement, U.S. District Court approval and certain other conditions. Under the proposed settlement, the Company will pay to members of the class and their counsel
$7.5 million, consisting of $6.1 million in cash and $1.4 million in O'Charley's common stock. The Company charged to earnings the $7.5 million and an additional $1.0 million for legal and related expenses incurred and anticipated to be incurred in connection with the settlement. The settlement and related reserves resulted in a second quarter charge to earnings of approximately $5.5 million after-tax or $.66 per share.

C. Asset Revaluation

     During the second quarter of 1996, losses at certain restaurant units prompted an evaluation of net realizable value of certain assets in accordance with Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121"). Accordingly, the Company recorded a $5.1 million pre-tax charge to earnings in the second quarter of 1996 for assets impaired under FASB 121. This amount represents the difference between fair value and net book value for certain identifiable assets. The $5.1 charge is comprised of the following impaired restaurant assets: $1.9 million for two units closed subsequent to the end of the second quarter; $1.0 million for an additional three units expected to be closed or relocated within one-year; and $2.2 million for other assets expected to be held. The fair market value for the assets of stores expected to remain open was primarily measured by discounting the future expected cash flows for those units.

D. Business Acquisitions

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

                                O'Charley's Inc.
Item 2.              Management's Discussion and Analysis of
                        Financial Condition and Results
                                 of Operations
       Twelve and Twenty-Eight Weeks Ended July 14, 1996 and July 9, 1995


Results of Operations

    The following table highlights the operating results for the second quarter and first half of 1996 and 1995 as a percentage of total revenue unless otherwise indicated. Each of the second quarters is comprised of 12 weeks. Each of the first halves is comprised of 28 weeks. All comparisons included in management's discussion and analysis compares the respective second quarter and first half of 1996 to the second quarter and first half of 1995 unless otherwise indicated.

- -------------------------------------------------------------------------------

                                               Second Quarter    Year To Date
                                             ----------------  ----------------
                                               1996     1995     1996     1995
                                             -------  -------  -------  -------
Revenues:
   Restuarant sales                            98.6%    92.5%    98.5%    92.3%
   Commissary sales                             1.4%     7.5%     1.5%     7.7%
                                             ------   ------   ------   ------
                                              100.0%   100.0%   100.0%   100.0%
Costs and Expenses:
   Cost of restaurant sales: (1)
    Cost of food, beverage and supplies        36.0%    36.8%    35.9%    36.8%
    Payroll and benefits                       31.4%    30.1%    31.1%    29.9%
    Restaurant operating costs                 15.2%    15.0%    15.4%    15.1%
                                             ------   ------   ------   ------
                                               82.6%    81.9%    82.4%    81.8%

    Restaurant operating margin                17.4%    18.1%    17.6%    18.2%

   Cost of commissary sales (2)                95.6%    95.7%    95.2%    95.5%
   Advertising, general and
    administrative expenses                     5.5%     5.5%     5.6%     5.7%
   Asset revaluation                           13.3%       -      6.0%       -
   Depreciation and amortization                4.8%     4.1%     4.9%     4.0%

Other(Income)Expense:
   Interest expense, net                        1.7%     1.6%     1.6%     1.5%
   Litigation                                  22.1%       -      9.9%     1.3%
   Other, net                                  -0.0%    -0.9%     0.1%    -0.9%

Earnings (Loss) Before Income Taxes           -30.0%     6.8%   -10.6%     5.6%

Net Earnings (Loss)                           -19.4%     4.4%    -6.9%     3.6%
                                             ======   ======   ======   ======


(1) As a percentage of restaurant sales.

(2) As a percentage of commissary sales.
- -------------------------------------------------------------------------------

    TOTAL REVENUES increased $4,809,000 or 14.3% for the second quarter of 1996 and $10,030,000 or 13.3% for the first twenty-eight weeks of 1996. Restaurant sales increased $6,774,000 or 21.7% and $14,590,000 or 20.9% for the second quarter and first half of 1996, respectively. These increases are primarily due to additional Company owned restaurants operated in 1996. The following table presents the number of restaurants in operation for each of the first two quarters in 1996 and 1995:

                                                               1996       1995
                                                               ----       ----
    Company Restaurants:

       Number of restaurants at beginning of year               61         50
       Opened during first quarter                               5          3
       Opened during second quarter                              3          3
                                                                --         --
       Number of restaurants at end of second quarter           69         56
                                                                ==         ==

    Franchised Restaurants:                                      1          1
                                                                --         --
    Total Restaurants:                                          70         57
                                                                ==         ==



  In addition, restaurant sales were positively affected from higher average unit volumes of newly opened stores. Same store sales increased .5% and decreased .1% in the second quarter and first half of 1996, respectively. From mid-April 1996 through mid-June 1996, the Company experienced a decrease in same store sales. These decreases were more than offset by same store sales increases for the remainder of the second quarter. The lost operating days due to the impact of winter stores in the midwest and southeast during January and February contributed to the year-to-date decrease in same store sales. For each of the first two quarters of 1996, same store sales were positively affected by an increase in the overall check average due primarily to a menu price increase of 1.5% taken in the fourth quarter of 1995. In the first two quarters of 1996, the Company experienced declines in same store customer counts.

  Commissary sales decreased in each of the first two quarters of 1996 primarily as the result of discontinuing sales to Logan's Roadhouse Restaurants and to certain unaffiliated restaurants. Following its initial public offering, Logan's ceased purchasing products from the Commissary in October 1995.

    RESTAURANT OPERATING MARGIN, defined as restaurant sales less cost of restaurant sales, increased $946,000 or 16.8% in the second quarter of 1996 and $2.3 million or 17.8% in the first half of 1996. As a percentage of restaurant sales, the restaurant operating margin decreased .7% to 17.4% in the second quarter and decreased .6% to 17.6% in the first half. In each of the first two quarters of 1996, the percentage margin decrease was due to increases in the percentage cost of payroll and benefits and restaurant operating cost partially offset by a decrease in the percentage cost of food, beverage and supplies.

    COST OF FOOD, BEVERAGE AND SUPPLIES as a percentage of restaurant sales decreased .8% and .9% in the second quarter and first half of 1996, respectively. These decreases are primarily attributable to a reduction in overall meat cost and to the increased purchasing power of the Company's Commissary. Additionally, cost reductions in produce, primarily lettuce, were offset by increased poultry cost.

    PAYROLL AND BENEFITS as a percentage of restaurant sales increased 1.3% and 1.2% in the second quarter and first half of 1996, respectively. The Company is continuing to pay higher base salaries and hourly wage rates in order to attract and retain management and hourly co-workers. Additionally, the Company experienced higher bonus expense and vacation pay in 1996. A decrease in workers compensation expense partially offset the above mentioned increases. The federal minimum wage rate will increase by $.50 to $4.75 per hour on October 1, 1996 and an additional increase of $.40 to $5.15 per hour on September 1, 1997. The base wage rate paid to directly tipped employees will remain at $2.13 per hour. The Company generally pays higher wage rates for its hourly co-workers as compared to the expected increase in the minimum wage rate. The Company will, however, experience a minimal increase in labor costs as a result of the minimum wage increase. Management expects to raise menu prices to offset the impact from the increased labor costs. The inflationary effects of the minimum wage increase is currently unknown and may increase the cost of payroll and benefits in the future.

    RESTAURANT OPERATING COSTS as a percentage of restaurant sales increased .2% and .3% in the second quarter and first half of 1996, respectively. The increase was due primarily from an increase in outside services. A decrease in supervisory cost and rent expense as a percentage of restaurant sales mostly offset the above mentioned increase.

    ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES as a percentage of total revenue did not change in the second quarter and decreased .1% in the first half of 1996. The Company had previously expensed $1.0 million in the first quarter of 1995 for legal fees expected to be incurred in defending a purported class action alleging racial discrimination. This expense has been reclassed to litigation for reporting purposes. In the second quarter and first half of 1996, the Company increased its percentage cost of advertising. Additionally, the Company incurred higher salary and related payroll cost due to the hiring of additional management personnel in the areas of information services, advertising and real estate. These increases were partially offset by a decrease in executive officers' bonus compensation which is based on a formula of increased profits. Certain other cost percentages decreased as a result of spreading certain general and administrative expenses over a greater volume of total revenue.

    DEPRECIATION AND AMORTIZATION EXPENSE as a percentage of total revenues increased .7% and .9% in the second quarter and first half of 1996. Pre-opening amortization expense has increased due to the increased number of new stores opened for less than one year and to an increase in the average amount of pre-opening cost capitalized per store. Depreciation expense as a percentage of restaurant sales increased as the Company increased the amount of building improvement costs due to the remodeling of certain existing restaurants.

    ASSET REVALUATION represents the write down of certain assets in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". See footnote C of the accompanying notes to unaudited financial statements.

    INTEREST EXPENSE increased as a result of increased borrowings associated primarily with the Company's expansion of new restaurants.

    LITIGATION represents the proposed settlement of a purported class action lawsuit alleging racial discrimination. These costs include anticipated payments to the defendants, legal costs and other payments expected in accordance with the proposed settlement. See footnote B of the accompanying notes to unaudited financial statements and liquidity and capital resources.

    OTHER (INCOME) EXPENSE, NET was a net expense of $92,000 for the twenty-eight weeks ended July 14, 1996 and a net income of $694,000 for the same period in 1995, a $786,000 increase in net expenses. During the first two quarters of 1995, the Company recorded its equity earnings of Logan's Roadhouse Restaurants and net rental income and guarantee fees related to its ownership of the five Logan's restaurant sites in other income, net. In July 1995, Logan's completed an initial public offering and the Company sold substantially all of its interest in Logan's. Consequently, the Company no longer receives any income from Logan's except that in the first quarter of 1996, the Company sold its remaining 7,000 shares of Logan's common stock. On January 5, 1996, the shareholders of the Company approved an Agreement and Plan of Merger to merge with Shoex, Inc., a franchisee of the Company which owned and operated six O'Charley's restaurants in Alabama. During the first quarter of 1996, the Company expensed approximately $290,000 in acquisition cost associated with this merger.

     INCOME TAX EXPENSE for fiscal year 1995 was 36.5% of pre-tax income and the expected rate for 1996 is approximately 35.0%. Due to the litigation expense, the Company's federal income tax bracket in 1996 is expected to decrease by 1.0%

Liquidity and Capital Resources

    During the first twenty-eight weeks of 1996, the Company expended approximately $17.7 million in capital expenditures for new stores and improvements to existing facilities. Additionally, the Company incurred approximately $1.3 million in pre-opening costs and made $3.0 million in principal reductions in its capitalized lease obligations and long-term debt. These cash outlays were funded primarily by borrowings of $14.1 million on the Company's line of credit facility, borrowings under capitalized lease obligations of $2.8 million and $2.8 million cash provided by operating activities.

     On April 21, 1994, the Company entered into a $30 million revolving line of credit agreement with four banks (bank group) for a three-year term. At July 14, 1996, $23.9 million was outstanding under this facility compared with $10.5 million at December 31,

1995. The credit facility requires quarterly interest payments at the lower of the bank's prime rate or the LIBOR rate plus 1.5%. The credit facility contains certain financial and other covenants, including restrictions on the sale of certain assets and additional long-term debt facilities. The facility has a term expiring in July 1997, but includes an option to extend the maturity for an additional two years upon conversion of the facility to a term loan with principal payments required quarterly based on a seven-year amortization. At July 14, 1996, the Company had available $6.1 million under this credit facility. As a result of the charge to earnings of $5.5 million after tax incurred in the second quarter of 1996 in connection with the proposed settlement of the discrimination litigation and the charge to earnings of $3.3 million after tax incurred in the second quarter of 1996 in connection with the write down of certain assets in accordance with FASB 121, the Company and the bank group amended the credit facility to exclude the litigation charge and the FASB 121 charge from net earnings, total liabilities and shareholders equity. In addition, an interest coverage ratio was amended. The Company anticipates having to increase the amount of its available credit near the end of the fourth quarter of 1996. The Company is currently in discussions with its bank group to increase the amount available for borrowings under the credit facility and to extend its term.

     The Company opened eight restaurants in the first half of 1996. As of July 14, 1996, the Company had five additional restaurants under construction, of which three are expected to open in the third quarter of 1996. For fiscal 1996, the Company expects to open 12 new Company-owned restaurants. Management estimates that the Company will spend approximately $32 million in capital expenditures in 1996. Actual capital expenditures in 1996 may vary based on a number of factors, including the timing of additional purchases of future restaurant sites. The Company intends to continue to finance the furniture, fixtures and equipment for its new stores with capitalized lease obligations.

     On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company and certain of its current and previous officers. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. The lawsuit was originally set for trial in April 1995, however, on March 17, 1995 the Court continued the trial until such time as the Court was able to resolve the motions pending before it, including those relating to whether the litigation would proceed as a class action. Anticipating an April trial, in the first quarter of 1995, the Company reserved a total of $1.0 million for legal and other expenses expected to be incurred in defending this litigation. Management has always believed that this lawsuit was unwarranted and totally without merit and that the Company has always been an equal opportunity employer. In June 1996, the U.S. District Court Judge ruled that the pending lawsuit will proceed provisionally as a class action. Due to the significant distraction this lawsuit has had on management and the uncertainty it has caused in the market place, the Company, on July 22, 1996, agreed to a preliminary settlement. The settlement is contingent upon execution of a definitive settlement agreement, U.S. District Court approval and certain other conditions. Under the proposed settlement, the Company will pay $7.5 million to the members of the class and their counsel, consisting of $6.1 million in cash and $1.4 million in O'Charley's common stock. The Company charged to earnings in the second quarter the $7.5 million and an additional $1.0 million reserve for legal and related expenses incurred and anticipated to be incurred in connection with the settlement. The settlement and related reserves resulted in a second quarter charge to earnings of approximately $5.5 million after-tax or $.66 per share. The Company anticipates having to borrow funds from its revolving credit facility to pay for this settlement. As previously mentioned, the Company has received the consent of its lenders for the proposed settlement amount.

Part II - Other Information

  Item 1.  Legal Proceedings

    On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company and certain of its current and previous officers. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. The lawsuit was originally set for trial in April 1995, however, on March 17, 1995 the Court continued the trial until such time as the Court was able to resolve the motions pending before it, including those relating to whether the litigation would proceed as a class action. Anticipating an April trial, in the first quarter of 1995, the Company reserved a total of $1.0 million for legal and other expenses expected to be incurred in defending this litigation. Management has always believed that this lawsuit was unwarranted and totally without merit and that the Company has always been an equal opportunity employer. In June 1996, the U.S. District Court Judge ruled that the pending lawsuit will proceed provisionally as a class action. Due to the significant distraction this lawsuit has had on management and the uncertainty it has caused in the market place, the Company, on July 22, 1996, agreed to a preliminary settlement. The settlement is contingent upon execution of a definitive settlement agreement, U.S. District Court approval and certain other conditions. Under the proposed settlement, the Company will pay $7.5 million to the members of the class and their counsel, consisting of $6.1 million in cash and $1.4 million in O'Charley's common stock. The Company charged to earnings in the second quarter the $7.5 million and an additional $1.0 million reserve for legal and related expenses incurred and anticipated to be incurred in connection with the settlement. The settlement and related reserves resulted in a second quarter charge to earnings of approximately $5.5 million after-tax or $.66 per share.

  Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

        (10) Material Contracts - Agreement and Amendment No. 1 to Revolving Credit Agreement

        (27) Financial Data Schedule (for SEC use only)

    (a) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the twelve weeks ended July 14, 1996.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   O'Charley's Inc.
                                   (Registrant)


Date:    8-21-96                   By: /s/ Gregory L. Burns
      ----------------                 -------------------------------
                                       Gregory L. Burns
                                       Chief Executive Officer and
                                       Chief Financial Officer


Date:    8-21-96                   By: /s/ Charles F. McWhorter, Jr.
      ----------------                 ------------------------------
                                       Charles F. McWhorter, Jr.
                                       President