Form 10-Q
period 1996-10-06
O CHARLEYS INC
filed 1996-11-19
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 6, 1996

                    Commission file number           O-18629


                              O'Charley's Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



               Tennessee                                     62-1192475
------------------------------------------                -----------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)


     3038 Sidco Drive, Nashville, Tennessee                     37204
--------------------------------------------                    -----
    (Address of principal executive offices)                  (Zip Code)


                               (615) 256-8500
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                Yes   X   No
                                                              ---     ---



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


               Class                        Outstanding as of November 18, 1996
               -----                        -----------------------------------
     Common Stock, no par value                       7,845,368 shares

                                O'Charley's Inc.

                                   Form 10-Q

                       For Quarter Ended October 6, 1996



                                     Index


                                                                     Page No.

Part I -  Financial Information

     Item 1. Financial statements:
             Balance sheets as of October 6, 1996 and
               December 31, 1995                                         3

             Statements of earnings for the twelve weeks                 4
               ended October 6, 1996 and October 1, 1995

             Statements of earnings (loss) for the forty weeks
               ended October 6, 1996 and October 1, 1995                 5

             Statements of cash flows for the forty weeks
               ended October 6, 1996 and October 1, 1995                 6

             Notes to unaudited financial statements                     7

     Item 2. Management's discussion and analysis of
               financial condition and results of operations        8 - 11

Part II - Other Information

     Item 1. Legal proceedings                                          12

     Item 6. Exhibits and reports on form 8-K                           12

Signatures                                                              13

                                O'Charley's Inc.
                                 Balance Sheets

                             (dollars in thousands)

                                                            October 6,    December 31,
                                                               1996          1995
                                                            ----------    ------------
                 Assets
Current Assets:
  Cash                                                       $    330       $ 2,576
  Accounts receivable                                           1,615         1,244
  Due from related parties                                          -           108
  Inventories                                                   5,748         3,780
  Preopening costs                                              1,219         1,045
  Deferred income taxes                                           839           925
  Other current assets                                          1,682           971
                                                             --------       -------
      Total current assets                                     11,433        10,649

Property and Equipment, net                                    98,947        81,512

Other Assets                                                      957         1,276
                                                             --------       -------

                                                             $111,337       $93,437
                                                             ========       =======

      Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                           $  5,907       $ 4,424
  Accrued payroll and related expenses                          3,500         3,435
  Accrued expenses                                             11,828         4,650
  Federal, state and local taxes                                  486         2,606
  Current portion of long-term debt and capitalized leases      2,914         2,793
                                                             --------       -------
      Total current liabilities                                24,635        17,908

Deferred Income Taxes                                             733         2,619

Long-Term Debt                                                 28,679        11,990

Capitalized Lease Obligations                                  10,227         9,272

Shareholders' Equity:
  Common stock - No par value;authorized, 50,000,000
    shares; issued and outstanding, 7,821,938 in 1996
    and 7,770,967 in 1995                                      29,651        29,819
  Retained earnings                                            17,412        21,829
                                                             --------       -------
                                                               47,063        51,648
                                                             --------       -------
                                                             $111,337       $93,437
                                                             ========       =======



                      See notes to financial statements.
                                     -3-

                                O'Charley's Inc.
                             Statements of Earnings
             Twelve Weeks Ended October 6, 1996 and October 1, 1995




                                                       1996               1995
                                                -----------------  ------------------
                                                (in thousands, except per share data)
Revenues:
  Restaurant sales                                    $38,712            $31,739
  Commissary sales                                        576              2,346
  Franchise revenue                                         7                  6
                                                      -------            -------
                                                       39,295             34,091
Costs and Expenses:
  Cost of restaurant sales:
    Cost of food, beverage and supplies                13,986             11,728
    Payroll and benefits                               12,041              9,495
    Restaurant operating costs                          5,822              4,834
  Cost of commissary sales                                550              2,240
  Advertising, general and administrative expenses      2,145              1,873
  Depreciation and amortization                         1,899              1,472
                                                      -------            -------
                                                       36,443             31,642
                                                      -------            -------

Income from Operations                                  2,852              2,449

Other(Income)Expense:
  Interest expense, net                                   605                436
  Other, net                                              (56)            (7,664)
                                                      -------            -------
                                                          549             (7,228)
                                                      -------            -------

Earnings Before Income Taxes                            2,303              9,677

Income Tax Expense                                        806              3,627
                                                      -------            -------

Net Earnings                                          $ 1,497            $ 6,050
                                                      =======            =======


Earnings per Common Share                             $  0.18            $  0.72
                                                      =======            =======

Weighted Average Common Shares Outstanding              8,310              8,451
                                                      =======            =======




                       See notes to financial statements.
                                      -4-

                                O'Charley's Inc.
                             Statements of Earnings
             Forty Weeks Ended October 6, 1996 and October 1, 1995




                                                       1996               1995
                                                 ----------------    -----------------
                                                 (in thousands, except per share data)
Revenues:
  Restaurant sales                                   $123,018           $101,455
  Commissary sales                                      1,817              8,149
  Franchise revenue                                        24                 21
                                                     --------           --------
                                                      124,859            109,625
Costs and Expenses:
  Cost of restaurant sales:
    Cost of food, beverage and supplies                44,228             37,405
    Payroll and benefits                               38,258             30,372
    Restaurant operating costs                         18,772             15,350
  Cost of commissary sales                              1,731              7,781
  Advertising, general and administrative expenses      6,947              6,150
  Depreciation and amortization                         6,128              4,478
  Asset revaluation                                     5,110                  -
                                                     --------           --------
                                                      121,174            101,536
                                                     --------           --------

Income from Operations                                  3,685              8,089

Other(Income)Expense:
  Interest expense, net                                 1,945              1,562
  Litigation                                            8,500              1,000
  Other, net                                               36             (8,358)
                                                     --------           --------
                                                       10,481             (5,796)
                                                     --------           --------

Earnings (Loss) Before Income Taxes                    (6,796)            13,885

Income Tax Expense (Benefit)                           (2,379)             5,100
                                                     --------           --------

Net Earnings (Loss)                                  $ (4,417)          $  8,785
                                                     ========           ========


Earnings (Loss) per Common Share                     $  (0.53)          $   1.04
                                                     ========           ========

Weighted Average Common Shares Outstanding              8,374              8,450
                                                     ========           ========




                       See notes to financial statements.
                                      -5-

                                O'Charley's Inc.
                            Statements of Cash Flows
             Forty Weeks Ended October 6, 1996 and October 1, 1995


                                                                    1996         1995
                                                                   ------       ------
                                                                      (in thousands)
Cash Flows from Operating Activities:
  Net earnings (loss)                                              $(4,417)     $ 8,785
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                  4,479        3,638
      Amortization of preopening costs                               1,649          840
      Asset revaluation adjustment                                   5,110            -
      Provision for deferred income taxes                           (1,800)           -
      Gain on the sale of assets                                      (171)      (8,656)
  Changes in assets and liabilities:
    Accounts receivable                                               (263)        (290)
    Inventories                                                     (1,968)          41
    Additions to preopening costs                                   (1,824)      (1,542)
    Other current assets                                              (711)         (58)
    Accounts payable                                                 1,483        1,711
    Accrued payroll and other accrued expenses                       5,123        4,509
                                                                   -------      -------
        Net cash provided by operating activities                    6,690        8,978

Cash Flows from Investing Activities:
  Additions to property and equipment                              (23,177)     (18,528)
  Proceeds from the sale of assets                                     171       13,994
  Other, net                                                           (53)         (65)
                                                                   -------      -------
        Net cash used by investing activities                      (23,059)      (4,599)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                      17,300        6,000
  Payments on long-term debt and capitalized
    lease obligations                                               (3,009)     (10,278)
  Distribution to Shoex, Inc. shareholders                            (315)        (317)
  Exercise of employee incentive stock options                         147          445
                                                                   -------      -------
        Net cash provided by financing activities                   14,123       (4,150)
                                                                   -------      -------

Increase (Decrease) in Cash                                         (2,246)         229

Cash at Beginning of the Period                                      2,576        1,727
                                                                   -------      -------

Cash at End of the Period                                          $   330      $ 1,956
                                                                   =======      =======


                       See notes to financial statements.

                                O'Charley's Inc.
                    Notes To Unaudited Financial Statements
        Twelve and Forty Weeks Ended October 6, 1996 and October 1, 1995

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

B. Litigation

     On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company and certain of its current and previous officers. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. In June 1996, the U.S. District Court Judge ruled that the pending lawsuit would proceed provisionally as a class action. On July 22, 1996, the Company agreed to a preliminary settlement which was approved on November 15, 1996 by the U.S. District Court. Under the settlement, the Company will pay to members of the class and their counsel up to $7.5 million, consisting of $6.1 million in cash and $1.4 million in O'Charley's common stock. The Company charged to earnings the $7.5 million and an additional $1.0 million for legal and related expenses incurred and anticipated to be incurred in connection with the settlement. The settlement and related reserves resulted in a second quarter charge to earnings of approximately $5.5 million after-tax or $.66 per share.

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

                                O'Charley's Inc.
Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
        Twelve and Forty Weeks Ended October 6, 1996 and October 1, 1995


Results of Operations

     The following table highlights the operating results for the third quarter and first three quarters of 1996 and 1995 as a percentage of total revenue unless otherwise indicated. Each of the third quarters is comprised of 12 weeks. Each of the first three quarters is comprised of 40 weeks. All comparisons included in management's discussion and analysis compares the respective third quarter and first three quarters of 1996 to the third quarter and first three quarters of 1995 unless otherwise indicated.


                                              Third Quarter            Year To Date
                                            ---------------          ---------------
                                             1996     1995            1996     1995
                                            ------   ------          ------   ------
Revenues:
   Restuarant sales                          98.5%    93.1%           98.5%    92.6%
   Commissary sales                           1.5%     6.9%            1.5%     7.4%
                                            -----    -----           -----    -----
                                            100.0%   100.0%          100.0%   100.0%
Costs and Expenses:
   Cost of restaurant sales: (1)
    Cost of food, beverage and supplies      36.2%    37.0%           36.0%    36.9%
    Payroll and benefits                     31.1%    29.9%           31.1%    29.9%
    Restaurant operating costs               15.0%    15.2%           15.2%    15.1%
                                            -----    -----           -----    -----
                                             82.3%    82.1%           82.3%    81.9%

    Restaurant operating margin              17.7%    17.9%           17.7%    18.1%

   Cost of commissary sales (2)              95.5%    95.5%           95.3%    95.5%
   Advertising, general and
    administrative expenses                   5.5%     5.5%            5.6%     5.6%
   Asset revaluation                            -        -             4.1%       -
   Depreciation and amortization              4.8%     4.3%            4.9%     4.1%

Other(Income)Expense:
   Interest expense, net                      1.5%     1.3%            1.6%     1.4%
   Litigation                                   -        -             6.8%     0.9%
   Other, net                                (0.1)%  (22.5)%           0.0%    (7.6)%

Earnings (Loss) Before Income Taxes           5.9%    28.4%           (5.4)%   12.7%

Net Earnings (Loss)                           3.8%    17.7%           (3.5)%    8.0%
                                            =====    =====           =====    =====


----------------------
(1) As a percentage of restaurant sales.

(2) As a percentage of commissary sales.

     TOTAL REVENUES increased $5,204,000 or 15.3% for the third quarter of 1996 and $15,234,000 or 13.9% for the first forty weeks of 1996. Restaurant sales increased $6,973,000 or 22.0% and $21,563,000 or 21.3% for the third quarter and first three quarters of 1996, respectively. These increases are primarily due to additional Company owned restaurants operated in 1996. The following table presents the number of restaurants in operation for each of the first three quarters in 1996 and 1995:


                                                      1996  1995
                                                      ----  ----
     Company Restaurants:

       Number of restaurants at beginning of year       61    50
       Opened during first quarter                       5     3
       Opened during second quarter                      3     3
       Opened during third quarter                       3     2
       Closed during third quarter                     (4)     -
                                                      ----  ----
       Number of restaurants at end of third quarter    68    58
                                                      ====  ====

     Franchised Restaurants                              1     1
                                                      ----  ----
     Total Restaurants                                  69    59
                                                      ====  ====


     In addition, restaurant sales for the third quarter of 1996 were positively affected from higher average unit volumes of newly opened stores. Same store sales increased .2% in the third quarter of 1996. Same store sales did not change for the first forty weeks of 1996. For each of the first three quarters of 1996, same store sales were positively affected by an increase in the overall check average due primarily to a menu price increase of 1.5% taken in the fourth quarter of 1995. In the first three quarters of 1996, the Company experienced declines in same store customer counts.

     Commissary sales decreased in each of the first three quarters of 1996 primarily as the result of discontinuing sales to Logan's Roadhouse Restaurants and to certain unaffiliated restaurants. Following its initial public offering, Logan's ceased purchasing products from the Commissary in October 1995.

     RESTAURANT OPERATING MARGIN, defined as restaurant sales less cost of restaurant sales, increased $1.2 million or 20.8% in the third quarter of 1996 and $3.4 million or 18.7% in the first three quarters of 1996. As a percentage of restaurant sales, the restaurant operating margin decreased .2% to 17.7% in the third quarter and decreased .4% to 17.7% in the first three quarters. In each of the first three quarters of 1996, the percentage margin decrease was primarily due to an increase in the percentage cost of payroll and benefits partially offset by a decrease in the percentage cost of food, beverage and supplies.

     COST OF FOOD, BEVERAGE AND SUPPLIES as a percentage of restaurant sales decreased .8% and .9% in the third quarter and first three quarters of 1996, respectively. The percentage cost decrease in the third quarter was primarily due to cost reductions in produce and poultry. For the first three quarters, the decrease in the cost of food was due primarily to a reduction in produce cost, primarily lettuce, and to an overall reduction in red meat cost.

     PAYROLL AND BENEFITS as a percentage of restaurant sales increased 1.2% in the third quarter and first three quarters of 1996. The Company is continuing to pay higher base salaries and hourly wage rates in order to attract and retain management and hourly co-workers. Additionally, the Company experienced higher bonus expense and employee benefit costs, primarily vacation pay in 1996. A decrease in workers compensation expense partially offset the above mentioned increases. The federal minimum wage rate increased by $.50 to $4.75 per hour on October 1, 1996 and an additional increase of $.40 to $5.15 per hour will occur on September 1, 1997. The base wage rate paid to directly tipped employees has remained at $2.13 per hour. The Company generally pays higher wage rates for its hourly co-workers as compared to the expected increase in the minimum wage rate. The Company has, however, experienced a minimal increase in labor costs as a result of the minimum wage increase. The inflationary effects of the minimum wage increase is currently unknown and may increase the cost of payroll and benefits in the future.

     ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES as a percentage of total revenue did not change in the third quarter and the first three quarters of 1996. In the third quarter and first three quarters of 1996, the Company increased its percentage cost of advertising. Additionally, the Company incurred higher salary and related payroll cost due to the hiring of additional management personnel in the areas of information services, advertising and real estate. These increases were partially offset by a decrease in executive officers' bonus compensation which is based on a formula of increased profits. Certain other cost percentages decreased as a result of spreading certain general and administrative expenses over a greater volume of total revenue. Subsequent to the Company's new menu introduced near the end of the third quarter of 1996, the Company began a new radio and television advertising campaign. Management expects to increase advertising expense as a percentage of sales during the fourth quarter of 1996.

     DEPRECIATION AND AMORTIZATION EXPENSE as a percentage of total revenues increased .5% and .8% in the third quarter and first three quarters of 1996. Pre-opening amortization expense has increased due to the increased number of new stores opened for less than one year. Depreciation expense as a percentage of restaurant sales increased as the Company increased the amount of building improvement costs due to the remodeling of certain existing restaurants.

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

     OTHER (INCOME) EXPENSE, NET was a net income of $56,000 in the third quarter of 1996 compared with a net income of $7.7 million in the same period of 1995. On a year to date basis, other, net decreased $8.3 million in 1996. During the first three quarters of 1995, the Company recorded its equity earnings of Logan's Roadhouse Restaurants and net rental income and guarantee fees related to its ownership of the five Logan's restaurant sites in other income, net. In July 1995, Logan's completed an initial public offering and the Company sold substantially all of its interest in Logan's and recorded a gain of approximately $7.4 million. Consequently, the Company no longer receives any income from Logan's except that in the first quarter of 1996, the Company sold its remaining 7,000 shares of Logan's common stock. On January 5, 1996, the shareholders of the Company approved an Agreement and Plan of Merger to merge with Shoex, Inc., a franchisee of the Company which owned and operated six O'Charley's restaurants in Alabama. During the first quarter of 1996, the Company expensed approximately $290,000 in acquisition cost associated with this merger.

     INCOME TAX EXPENSE for fiscal year 1995 was 36.5% of pre-tax income and the expected rate for 1996 is approximately 35.0%. Due to the litigation expense, the Company's federal income tax bracket in 1996 is expected to decrease by 1.0%

Liquidity and Capital Resources

     During the first forty weeks of 1996, the Company expended approximately $26,652,000 in capital expenditures for new stores and improvements to existing facilities. Additionally, the Company incurred approximately $1.8 million in pre-opening costs and made $3.0 million in principal reductions in its capitalized lease obligations and long-term debt. These cash outlays were funded primarily by borrowings of $17.3 million on the Company's line of credit facility, borrowings under capitalized lease obligations of $3.5 million and $6.7 million cash provided by operating activities.

     On April 21, 1994, the Company entered into a $30 million revolving line of credit agreement with four banks (bank group) for a three-year term. At October 6, 1996, $27.8 million was outstanding under this facility compared with $10.5 million at December 31, 1995. The credit facility requires quarterly interest payments at the lower of the bank's prime rate or the LIBOR rate plus 1.5%. The credit facility contains certain financial and other covenants, including restrictions on the sale of certain assets and additional long-term debt facilities. The facility has a term expiring in July 1997, but includes an option to extend the maturity for an additional two years upon conversion of the facility to a term loan with principal payments required quarterly based on a seven-year amortization. At July 14, 1996, the Company had available $2.2 million under this credit facility.

     The Company has received a commitment (the "Commitment") from its bank group to restructure its existing line of credit facility to increase the amount available under its line of credit to $70 million, and to extend the maturity to November 1999. The anticipated agreement will require monthly interest payments at a floating rate based on the bank's prime rate (plus or minus a certain percentage spread) or the LIBOR rate plus a certain percentage spread. The amount of the interest rate spread on the restructured facility may vary and will be dependent on certain financial ratios achieved by the Company. The anticipated new facility will contain provisions to extend its term by an additional one year at the end of each anniversary period.

     The Company opened 11 restaurants in the first three quarters of 1996. As of October 6, 1996, the Company had five additional restaurants under construction, one of which is expected to open in the fourth quarter of 1996. For fiscal 1996, the Company expects to open 12 new Company-owned restaurants. Management estimates that the Company will spend approximately $5.5 million in capital expenditures for the remainder of 1996 and approximately $34 million in 1997. Actual capital expenditures may vary based on a number of factors, including the timing of additional purchases of future restaurant sites. The Company intends to continue to finance the furniture, fixtures and equipment for its new stores with capitalized lease obligations.

     On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company and certain of its current and previous officers. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. The lawsuit was originally set for trial in April 1995, however, on March 17, 1995 the Court continued the trial until such time as the Court was able to resolve the motions pending before it, including those relating to whether the litigation would proceed as a class action. Anticipating an April trial, in the first quarter of 1995, the Company reserved a total of $1.0 million for legal and other expenses expected to be incurred in defending this litigation. In June 1996, the U.S. District Court Judge ruled that the pending lawsuit would proceed provisionally as a class action. Due to the significant distraction this lawsuit has had on management and the uncertainty it has caused in the market place, the Company, on July 22, 1996, agreed to a preliminary settlement which was approved on November 15, 1996 by the U.S. District Court. Under the settlement, the Company will pay up to $7.5 million to the members of the class and their counsel, consisting of $6.1 million in cash and $1.4 million in O'Charley's common stock. The Company charged to earnings in the second quarter the $7.5 million and an additional $1.0 million reserve for legal and related expenses incurred and anticipated to be incurred in connection with the settlement. The settlement and related reserves resulted in a second quarter charge to earnings of approximately $5.5 million after-tax or $.66 per share. The Company anticipates having to borrow funds from its revolving credit facility to pay for this settlement. The Company has received the consent of its bank group for the proposed settlement amount.

Part II - Other Information


  Item 1.  Legal Proceedings

     On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company and certain of its current and previous officers. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. The lawsuit was originally set for trial in April 1995, however, on March 17, 1995 the Court continued the trial until such time as the Court was able to resolve the motions pending before it, including those relating to whether the litigation would proceed as a class action. Anticipating an April trial, in the first quarter of 1995, the Company reserved a total of $1.0 million for legal and other expenses expected to be incurred in defending this litigation. In June 1996, the U.S. District Court Judge ruled that the pending lawsuit would proceed provisionally as a class action. Due to the significant distraction this lawsuit has had on management and the uncertainty it has caused in the market place, the Company, on July 22, 1996, agreed to a preliminary settlement which was approved on November 15, 1996 by the U.S. District Court. Under the settlement, the Company will pay up to $7.5 million to the members of the class and their counsel, consisting of $6.1 million in cash and $1.4 million in O'Charley's common stock. The Company charged to earnings in the second quarter the $7.5 million and an additional $1.0 million reserve for legal and related expenses incurred and anticipated to be incurred in connection with the settlement. The settlement and related reserves resulted in a second quarter charge to earnings of approximately
$5.5 million after-tax or $.66 per share. The Company anticipates having to borrow funds from its revolving credit facility to pay for this settlement.
The Company has received the consent of its bank group for the proposed settlement amount.

  Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27  Financial Data Schedule (for SEC use only)

     (a)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the twelve weeks ended October 6, 1996

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   O'Charley's Inc.
                                   (Registrant)


Date:  11/18/96                    By:  /s/ Gregory L. Burns
     -----------------------            --------------------------
                                        Gregory L. Burns
                                        President and
                                        Chief Executive Officer


Date:  11/18/96                    By:  /s/ A. Chad Fitzhugh
     -----------------------            --------------------------
                                        A. Chad Fitzhugh
                                        Chief Financial Officer