Form 10-K
period 1996-12-29
O CHARLEYS INC
filed 1997-03-31
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

For the fiscal year ended December 29, 1996
Commission file number 0-18629

                               O'CHARLEY'S INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Tennessee                                      62-1192475
 ----------------------------                       ----------------------
 (State of other jurisdiction                          (I.R.S. Employer
      of incorporation or                           Identification Number)
         jurisdiction)

       3038 Sidco Drive
     Nashville, Tennessee                                    37204
 ----------------------------                             ----------
     (Address of principal                                (Zip Code)
      executive offices)

Registrant's telephone number, including area code:    (615) 256-8500

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---       ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 14, 1997 was approximately $83,895,045. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding Common Stock. The market value calculation was determined using the closing sale price of the registrant's common stock on March 14, 1997 ($13.00) as reported on The Nasdaq Stock Market's National Market.

         Shares of common stock, no par value, outstanding on March 14, 1997, were 7,872,146.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                   Documents from which portions are
Part of Form 10-K                                  incorporated by reference
--------------------                               ---------------------------------
Part III                                           Proxy Statement relating to Company's Annual Meeting of Shareholders to be held May 8, 1997

                                O'CHARLEY'S INC.

                                     PART I

ITEM 1. BUSINESS

         O'Charley's Inc. (the "Company") operates and franchises casual dining, full service restaurants under the O'Charley's name. The Company's strategy is to compete in both the casual adult and family dining market segments by featuring:

         o a broad menu selection, including prime rib, steaks, poultry, fresh seafood, salads, sandwiches and pasta, that is intended to appeal to a wide range of consumer tastes;

         o an emphasis on customer service that results from a comprehensive training program and close supervision of restaurant operations;

         o moderate, value-oriented menu pricing that is designed to attract customers of various income levels; and

         o high food quality that is consistently maintained through the operation of a centralized commissary that purchases, processes and distributes most food products used in the restaurants.

         At December 29, 1996, the Company operated 69 O'Charley's restaurants in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, and Tennessee, and had one franchised O'Charley's restaurant in South Carolina. The Company plans to expand in the near term primarily through the development of additional Company-owned restaurants, clustered in or near its existing markets and in selected metropolitan areas in the South and Midwest. Twelve to fourteen additional O'Charley's restaurants are expected to open during 1997.

O'CHARLEY'S RESTAURANTS

         Each O'Charley's is a full service restaurant that offers a high quality dining experience in a relaxed environment at moderate prices. The restaurants are open seven days a week, generally from 11:00 a.m. to 1:00 a.m.

         Restaurant Design. The prototypical O'Charley's restaurant is a free standing brick building containing approximately 6,500 square feet and seating for approximately 210 customers. The typical restaurant ambiance is open, casual and well lighted. The decor features color prints, warm woods, polished brass, exposed brick and neon accents. Black and white photographs of local history, people, places and events add nostalgia and give the restaurants a neighborhood feeling. Each restaurant has a bar seating approximately 50 additional customers. The prototypical restaurant kitchen is designed to facilitate fast, efficient food preparation. The kitchen design permits the Company to be flexible in the types of food items which can be prepared and to adapt to changing customer tastes and preferences. A typical restaurant location has 100 to 120 available parking spaces.

         Menu Offerings. O'Charley's restaurants offer a varied menu of approximately 45 items including appetizers, soups, salads, poultry, prime rib, steaks, fresh seafood, sandwiches, burgers and desserts. In addition, the restaurants offer a weekend brunch and a children's menu. Most menu food items are prepared on the premises using fresh ingredients according to original recipes. The Company's slogan is "quality creates demand"; therefore, the Company places special emphasis on both excellent food and attentive customer service. In 1996, the average check per customer, including beverages, was approximately $10.30. Sales of alcoholic beverages constituted approximately 13% of restaurant sales in 1996. The menu is moderately priced with programs such as "Express Lunch" and "Kids Eat Free" reinforcing the Company's value oriented philosophy. The Company is continually developing new menu items which are test-marketed before appearing on the regular menu.


OPERATIONS

         Restaurant Management. The Company believes that each O'Charley's restaurant requires an effective management team in order to ensure high quality food and attentive service. Each restaurant has six to seven management personnel (a general manager, two assistant managers, two kitchen managers and a dining room manager) and approximately 95 full and part-time employees. The Company employs area supervisors who have full responsibility for the operating performance of three to four restaurants. The Company also employs four regional directors, who supervise those restaurants in the particular regions which they oversee. They also are responsible for the development of new restaurants in their regions.

         In order to maintain control over the quality of its restaurant operations, the Company emphasizes the careful selection and training of all restaurant employees and has a detailed restaurant inspection system. The restaurant management recruiting and training program begins with an evaluation and screening program. In addition to multiple interviews, and background and experience verification, the Company conducts a testing procedure designed to identify those applicants who are best suited to manage the Company's restaurant operations. Once hired, management trainees are required to complete an eleven-week training program, which encompasses all phases of restaurant operations. This program allows new managers the opportunity to become familiar with all the responsibilities required at an individual restaurant, and with the Company's operations, management objectives, controls, and evaluation criteria before assuming restaurant management responsibility.

         As an incentive for restaurant managers to improve sales and operational efficiency, the Company has adopted a monthly incentive compensation plan. Pursuant to this plan, a manager may earn a bonus, payable during each four-week accounting period, based on a percentage of the sales of the restaurant for which he has responsibility, provided certain costs (food, supplies and store-level labor) are within budget. In addition, the Company has implemented a "3 Point Plan" to give managers a greater opportunity to participate in the growth of the Company. Pursuant to the "3 Point Plan", managers receive a quarterly bonus in addition to their base salary based upon a certain percentage of restaurant profit, and long-term stock options tied to the performance of the Company as a whole. The area supervisors and regional directors also participate in incentive based cash bonus and stock option plans which are based on achieving certain targeted levels of profit pertaining to Company and individually tailored goals. The Company's managerial turnover rate was approximately 48% in 1996.

         Commissary Operations. The Company operates its own commissary in Nashville through which it purchases most of its food products and restaurant supplies. Management believes that its commissary enhances its restaurant operations by maintaining consistent food quality and controlling costs. The commissary also simplifies the managers' purchasing duties, allowing greater concentration on restaurant operations. The commissary produces salad dressings and fresh breads and operates a United States Department of Agriculture ("USDA") approved meat processing plant. Those food products and restaurant supplies are distributed to O'Charley's restaurants (both Company-owned and franchised) by Company-operated trucks. O'Charley's establishes food and other product quality standards, and the commissary then negotiates directly with food manufacturers and other suppliers to obtain the lowest possible prices at the required quality. The Company also utilizes select long-term contracts on certain items to avoid short-term food cost fluctuations. Certain perishable food and beverage items are purchased locally by the Company's restaurants.

         In addition to servicing Company-owned and franchised restaurants, the Company's commissary also sells food products and restaurant supplies to certain other customers. Management believes that the Company's commissary has adequate capacity to service the Company's expanded operations for the foreseeable future.

         Quality, Costs, and Inventory Controls. Product quality and cost are controlled centrally by the Company, allowing restaurant management to closely monitor day to day restaurant operations. The Company uses customer evaluations, which are available to diners in the restaurants, as a means of monitoring customer satisfaction, and the Company employs a "mystery shopper" program to independently monitor quality control. Additionally, costs are reviewed regularly by management to determine if any material variances in food costs or operating expenses have occurred. The Company's computer system provides restaurant operations information which is analyzed by management to monitor sales mix and costs. This system is also used in the development of budget analyses, planning and inventory control.

         Marketing. The Company has an ongoing advertising and marketing plan for the development of television, radio, and newspaper advertising and also uses point of sale and local store marketing. The Company expended approximately 2.4% of its 1996 restaurant sales on advertising. The Company's franchisee contributed 1.0% of its gross sales in 1996 to an advertising production fund.


COMPANY RESTAURANT EXPANSION

         The Company plans to grow primarily through the development of additional Company-owned restaurants, which will be clustered in existing markets and in selected metropolitan markets in the South and Midwest in an effort to enhance supervisory, marketing and distribution efficiencies. Based upon the Company's experience, management believes that clustering its restaurants will not result in a material decrease in sales at existing restaurants.

         During 1996, 12 new Company-owned restaurants were opened in the following markets:

         MONTH                                         LOCATION
         -----                                         --------
         January                                       Indianapolis, Indiana
         February                                      Springdale, Ohio
         February                                      Cleveland, Tennessee
         March                                         Birmingham, Alabama
         April                                         Raleigh, North Carolina
         May                                           Lawrenceville, Georgia
         June                                          Cordova, Tennessee
         July                                          Indianapolis, Indiana
         August                                        Cincinnati, Ohio
         September                                     Hattiesburg, Mississippi
         October                                       Birmingham, Alabama
         November                                      Owensboro, Kentucky


         In connection with the Company's expansion, management performs extensive reviews of various available sites, gathering appropriate cost, demographic and traffic data. The Company utilizes an in-house construction/real estate department to develop architectural and engineering plans and to oversee new construction.

         In the Company's existing markets, capital investment for a new restaurant on purchased premises averages approximately $1,950,000 and on leased premises averages approximately $1,350,000. Of this capital investment, building, site and other expenses average $900,000, land costs average $600,000, and equipment costs average $450,000. Additionally, pre-opening expenses average approximately $150,000. Whenever possible, management prefers to own rather than lease restaurants.

RESTAURANT LOCATIONS

         The following table shows the location and status as of December 29, 1996 of the 77 O'Charley's restaurants which are opened or under development.



                            EXISTING COMPANY-OWNED RESTAURANTS
                            ----------------------------------
                 Alabama                                                     South Carolina
                          Birmingham . . . . . . . . . . . . . .   4                 Anderson  . . . . . . . . . . . . . . .  1
                          Huntsville . . . . . . . . . . . . . .   1         Tennessee
                          Mobile . . . . . . . . . . . . . . . .   1                 Chattanooga   . . . . . . . . . . . . .  2
                          Montgomery . . . . . . . . . . . . . .   1                 Clarksville   . . . . . . . . . . . . .  2
                          Oxford . . . . . . . . . . . . . . . .   1                 Cleveland   . . . . . . . . . . . . . .  1
                          Tuscaloosa . . . . . . . . . . . . . .   1                 Cookeville  . . . . . . . . . . . . . .  1
                 Florida                                                             Cordova   . . . . . . . . . . . . . . .  1
                          Pensacola  . . . . . . . . . . . . . .   1                 Farragut  . . . . . . . . . . . . . . .  1
                 Georgia                                                             Gatlinburg  . . . . . . . . . . . . . .  1
                          Atlanta  . . . . . . . . . . . . . . .   3                 Jackson   . . . . . . . . . . . . . . .  1
                          Dalton . . . . . . . . . . . . . . . .   1                 Johnson City  . . . . . . . . . . . . .  1
                          Lawrenceville  . . . . . . . . . . . .   1                 Knoxville   . . . . . . . . . . . . . .  3
                          Woodstock  . . . . . . . . . . . . . .   1                 Memphis   . . . . . . . . . . . . . . .  2
                 Indiana                                                             Murfreesboro  . . . . . . . . . . . . .  1
                          Clarksville  . . . . . . . . . . . . .   1                 Nashville   . . . . . . . . . . . . . .  7
                          Evansville . . . . . . . . . . . . . .   1                 Pigeon Forge  . . . . . . . . . . . . .  1
                          Indianapolis . . . . . . . . . . . . .   3                                                         --
                 Kentucky
                          Bowling Green  . . . . . . . . . . . .   1         Total . . . . . . . . . . . . . . . . . . . . .  69
                          Florence . . . . . . . . . . . . . . .   1                                                          ==
                          Lexington  . . . . . . . . . . . . . .   2
                          Louisville . . . . . . . . . . . . . .   4                   EXISTING FRANCHISED RESTAURANTS
                          Owensboro  . . . . . . . . . . . . . .   1                   -------------------------------
                          Paducah  . . . . . . . . . . . . . . .   1
                          Richmond . . . . . . . . . . . . . . .   1
                 Mississippi
                          Biloxi . . . . . . . . . . . . . . . .   1         South Carolina
                          Hattiesburg  . . . . . . . . . . . . .   1                 Greenville  . . . . . . . . . . . . . .  1
                 North Carolina                                                                                              --
                          Cary . . . . . . . . . . . . . . . . .   1
                          Raleigh  . . . . . . . . . . . . . . .   2         Total . . . . . . . . . . . . . . . . . . . . .  1
                          Winston Salem  . . . . . . . . . . . .   1                                                         ==
                 Ohio
                          Cincinnati . . . . . . . . . . . . . .   4
                          Springdale . . . . . . . . . . . . . .   1








                               UNDER DEVELOPMENT

                 ALABAMA
                            Decatur . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                 GEORGIA
                            Gainesville . . . . . . . . . . . . . . . . . . . . . . . .  1
                            Conyers . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                 INDIANA
                            Indianapolis  . . . . . . . . . . . . . . . . . . . . . . .  2
                 KENTUCKY
                            Elizabethtown . . . . . . . . . . . . . . . . . . . . . . .  1
                 TENNESSEE
                            Lebanon . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                                                                                         -

                 TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
                                                                                         =

FRANCHISED RESTAURANTS

         During 1996, the Company had one franchisee which owned one O'Charley's restaurant in South Carolina. The Company's franchisee is unaffiliated with the Company. The Company's expansion plans do not include the solicitation of new franchisees.

         The Company's franchised restaurant is operated pursuant to a franchise agreement that provides for royalties of 2% of gross sales, marketing contributions of up to 1% of gross sales, and a 20 year term. In addition, the franchisee paid an initial fee to receive the franchise. The Company also retains the right to terminate the franchise agreement for a variety of reasons, including the franchisee's significant and willful understatement of gross receipts, failure to pay fees, material misrepresentation on an application for a franchise, or material breach or default under the franchise agreement, including failure to maintain Company operating standards. South Carolina law limits the ability of a franchisor to terminate or refuse to renew a franchise. The Company has the right to audit and receive certain monthly and annual financial and other information from its franchisee.

         The Company's training program for its franchisee is similar to its training program for management trainees in Company-owned restaurants. See "Business--Operations." In order to ensure uniform quality standards, the Company requires its franchisee to comply with Company specifications as to space, design and decor, menu items, principal food ingredients and day-to-day operations, as set forth in the Company's operations manual. The Company's management generally visits the franchise location an average of once a month. The Company's current franchisee purchases food from the Company's commissary, but is under no contractual obligation to do so.


SERVICE MARKS

         The Company has registered the name "O'Charley's" and its logo as a service mark with the United States Patent and Trademark Office. The Company is aware of names and marks similar to the service marks of the Company used by third parties in certain limited geographical areas. Such third party use may prevent the Company from licensing the use of its service marks for restaurants in such areas. Except for these limited geographical areas, the Company is not aware of any infringing uses that could materially affect its business. The Company intends to protect its service mark by appropriate legal action whenever necessary.


GOVERNMENT REGULATION

         The Company is subject to various federal, state, and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, sanitation, building, and fire agencies in the state or municipality in which the restaurant is located. In addition, most municipalities in which the Company's restaurants are located require local business licenses. The Company's commissary is licensed and subject to regulation by the USDA. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. The Company is also subject to federal and state environmental regulations, but they have not had a material effect on the Company's operations to date.

         Approximately 13% of the Company's restaurant sales is attributable to the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities, and similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect, or in an extreme case, terminate its operations. However, each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. The Company is subject in most states in which it operates restaurants to "dram-shop" statutes or judicial interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

         The Company is also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. These laws also apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise.

         The Federal Americans With Disabilities Act (the "Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Act became effective as to public accommodations in January 1992 and as to employment in July 1992. The Company currently designs its restaurants to be accessible to the disabled and believes that it is in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. The Company intends to comply with future regulations relating to accommodating the needs of the disabled, and the Company does not currently anticipate that such compliance will require the Company to expend substantial funds.

         The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. The Company's restaurant operations are also subject to federal and state minimum wage laws and other laws governing such matters as working conditions, citizenship requirements, overtime and tip credits. There are currently proposals in Congress which would result in an increase in the minimum wage. The Company pays competitive wages to its hourly employees, which are generally higher than the existing minimum wage. In the event a proposal is adopted which materially increases the applicable minimum wage, such an increase would result in an increase in the Company's payroll and benefits expense.


EMPLOYEES

         At December 31, 1996, the Company employed approximately 5,800 persons, 100 of whom were home office management and staff personnel, 135 of whom were commissary personnel and the remainder were restaurant personnel. A substantial number of the Company's restaurant personnel are employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.


COMPETITION

         The restaurant industry is intensely competitive with respect to price, service, location, and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Such competitors include a large number of national and regional restaurant chains. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

RISK FACTORS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company.

         Expansion Risks. The Company's continued growth depends on its ability to locate and open new restaurants and to operate such restaurants profitably. Some of the Company's new restaurants may by opened in geographic markets in which the Company has limited or no previous operating experience. The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond the control of the Company. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in the areas in which the Company operates. There can be no assurance that the Company will be successful in opening the number of restaurants anticipated in a timely manner. Furthermore, there can be no assurance that the Company's new restaurants will generate revenues or profit margins consistent with those of the Company's existing restaurants.

         Geographic Concentration. The Company's existing restaurants are located predominantly in the Southeastern United States with 25 of the 69 O'Charley's restaurants located in Tennessee. The Company's plans include significant further expansion in the Southeast. As a result, the Company is particularly susceptible to events affecting the economics of states in the Southeast, particularly Tennessee, as well as other geographic regions in which the Company locates restaurants.

         Changes in Food and Other Costs. The profitability of the Company is significantly dependent on its ability to anticipate and react to changes in food, labor, employee benefits and similar costs over which the Company has little control. The Company is subject to the risk of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of such items. While in the past management has been able to anticipate and react to changing costs through its purchasing practices or menu price adjustments without a material adverse effect on profitability, there can be no assurance that it will be able to do so in the future.

         Competition. Competition in the restaurant industry is intense. O'Charley's restaurants compete with other full-service, casual dining restaurants primarily on the basis of price, service, location and food quality. The Company also competes with other restaurant operators and retail establishments for quality sites for the construction of its restaurants. Many of the Company's competitors are well established and have substantially greater financial, marketing and other resources than the Company. See "-- Competition."

EXECUTIVE OFFICERS

         Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. There are no family relationships among any officers. The following table sets forth certain information regarding the executive officers of the Company.

                                           Officer
Name                              Age       Since           Position
----                              ---      -------          --------
Gregory L. Burns                  42         1983           President, Chief Executive Officer, and Chairman of the Board
                                                            of Directors

Steven J. Hislop                  37         1988           Executive Vice President and Chief Operating Officer

A. Chad Fitzhugh                  36         1987           Chief Financial Officer, Secretary, and
                                                            Treasurer

William E. Hall, Jr.              42         1997           Vice President - Operations

David W. Hill                     41         1997           Controller and Assistant Secretary


         The following is a brief summary of the business experience of each of the executive officers of the Company.

         Gregory L. Burns has served as Chairman of the Board and Chief Executive Officer of the Company since February 1994, and as President of the Company since September 1996. Mr. Burns, a director of the Company since 1990, served as Chief Financial Officer of the Company from October 1983 to September 1996, as Executive Vice President and Secretary of the Company from October 1983 to May 1993, and as President of the Company from May 1993 to February 1994. Mr. Burns is a certified public accountant.

         Steven J. Hislop has been Executive Vice President and Chief Operating Officer of the Company since March 1997. Mr. Hislop served as Senior Vice President - Operations from June 1993 to March 1997, and as Vice President - Operations from June 1990 to June 1993.

         A. Chad Fitzhugh has served as Chief Financial Officer since September 10, 1996, as Secretary of the Company since May 1993, and as Treasurer since April 1990. He served as Controller from 1987 until September 10, 1996. Mr. Fitzhugh is a certified public accountant.

         William E. Hall, Jr. has served as Vice President - Operations since March 1997. Mr. Hall served as a Regional Director of the Company from July 1992 to March 1997, and as an Area Supervisor of the Company from May 1991 to July 1992.

         David W. Hill has served as Controller and Assistant Secretary of the Company since March 1997. Prior to March 1997, Mr. Hill served as Assistant Controller of the Company for over six years.

ITEM 2.  PROPERTIES

         Of the 69 Company-operated restaurants, 37 are owned by the Company in fee simple while the remainder are leased. Seven of the leased locations are owned by partnerships whose partners are affiliated with the Company. Restaurant lease expirations range from 1997 to 2019, with the majority of the leases providing for an option to renew for additional terms ranging from 5 to 20 years. All of the Company's leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the cost of insurance and taxes. The Company's executive offices and its commissary are located in Nashville, Tennessee in approximately 130,000 square feet of office and warehouse space under a lease which expires in March 2002. The Company has an option to extend the lease for two additional five-year terms. The Company has an option to purchase the property at various times during the lease term.

ITEM 3.  LEGAL PROCEEDINGS

         On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company, Mr. Burns, David K. Wachtel, Jr., and Charles F. McWhorter (Messrs. Wachtel and McWhorter are former directors and executive officers of the Company). The suit was later transferred to the United States District Court
for the Middle District of Tennessee.   The suit alleged racially
discriminatory job selection, termination and work environment practices in violation of federal law. The suit sought actual, compensatory and punitive damages in an unspecified amount. The court approved a consent decree approving the definitive settlement of the suit on December 18, 1996. The settlement agreement created a settlement pool of $4.8 million for the benefit of the class members and reserved $700,000 for claims administration and fees, and included $2.0 million for the attorneys representing the class and an additional $1.0 million for legal and other expenses related to the settlement. Less than 30% of the estimated pool of class members submitted claims against the settlement fund. Therefore, an adjustment of approximately $2.3 million was made to the settlement fund in December 1996.

         The Company is also involved in litigation and proceedings in the ordinary course of its business. The Company does not believe the outcome of any such litigation will have a material adverse effect upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter ended December 29, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock trades on The Nasdaq Stock Market's National Market under the symbol "CHUX." As of March 14, 1997, there were approximately 610 shareholders of record. The following table shows quarterly high and low prices for the common stock for 1996, 1995 and 1994, as reported by Nasdaq.

1996                                                               High                        Low
                                                                   ----                        ---
First Quarter . . . . . . . . . . . . . . . . . . . . . .          14 3/4                      10 1/2
Second Quarter  . . . . . . . . . . . . . . . . . . . . .          15 1/2                      10 1/2
Third Quarter . . . . . . . . . . . . . . . . . . . . . .          12 1/2                       9 3/4
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .          13 1/8                       9 1/2


1995                                                               High                         Low
                                                                   ----                         ---
First Quarter . . . . . . . . . . . . . . . . . . . . . .          14 3/4                       9 3/4
Second Quarter  . . . . . . . . . . . . . . . . . . . . .          14 1/8                      11
Third Quarter . . . . . . . . . . . . . . . . . . . . . .          17 3/4                      13
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .          15                          11


         The Company has never paid a dividend on its common stock. The Company presently intends to retain its earnings to finance the growth and development of its business and does not expect to pay any cash dividends in the foreseeable future.

        On January 5, 1996, the Company issued an aggregate of 666,666 shares of Common Stock to the shareholders of Shoex, Inc., a franchisee of the Company ("Shoex"), in connection with the merger of Shoex with and into the Company. The shares were issued without registration in reliance on the exemption contained in Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth the selected financial data for each of the years in the five-year period ended December 29, 1996. Each fiscal year has been restated to reflect the combined operations of the Company and Shoex as their merger was accounted for as a pooling-of-interests.

                                             December 29,   December 31,   December 25,   December 26,  December 27,
(In Thousands, Except Per Share Data)           1996           1995           1994            1993          1992
                                             -----------------------------------------------------------------------
For the Year Ended
RESULTS OF OPERATIONS
    Revenues                                    $164,530      $147,557       $122,697       $95,586        $82,542
    Restaurant Operating Margin                   29,320        25,016         19,904        14,416         12,193
    Advertising, General and
         Administrative Expenses                   9,370         8,187          7,717         5,894          5,116
    Depreciation and Amortization                  8,141         6,164          4,711         3,437          3,479
    Litigation                                     6,200         1,000             --            --            --
    Income From Operations                         6,838        11,138          8,051         5,582          4,067
    Asset Revaluation                              5,110            --             --            --            --
    Earnings (Loss) Before
         Income Taxes                             (1,944)       16,662          7,465         5,085          3,514
    Income Tax Expense (Benefit) 1                  (797)        6,071          2,492         1,867          1,277
    Net Earnings (Loss) 1                         (1,147)       10,591          4,973         3,218          2,237
                                                ------------------------------------------------------------------
PER SHARE DATA
    Net Earnings (Loss) 1                       $  (0.14)        $1.26          $0.61         $0.42         $0.31
    Weighted Average Common
         Shares Outstanding                        8,390         8,438          8,137         7,689         7,279
                                                -----------------------------------------------------------------
At Year End
FINANCIAL POSITION
    Cash                                          $1,616        $2,576         $1,727        $1,180         $1,049
    Working Capital                              (10,864)       (7,344)        (3,050)       (3,327)        (1,946)
    Property and Equipment, net                  103,281        81,512         64,609        50,219         37,247
    Total Assets                                 117,159        93,351         76,082        57,971         43,831
    Long-Term Debt                                29,822        11,990         15,140         8,987          3,904
    Capitalized Lease Obligations                 11,797         9,272          5,744         4,697          3,651
    Shareholders' Equity                          50,926        51,787         40,804        33,204         27,897
                                                ------------------------------------------------------------------



 1 The income tax expense, net earnings and per share data for fiscal years 1995, 1994, 1993 and 1992 represent pro forma amounts (see Note 2 and Note 10 in Notes to Financial Statements).


See notes to financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following table highlights the operating results for fiscal years 1996, 1995 and 1994 as a percentage of total revenues unless otherwise indicated. Fiscal years 1996 and 1994 are comprised of 52 weeks while 1995 is comprised of 53 weeks. Each fiscal year has been restated to reflect the combined operations of the Company and Shoex, Inc., as the merger was accounted for as a pooling-of-interests.

                                                                          1996        1995         1994
                                                                          -----------------------------
REVENUES:
    Restaurant sales                                                       98.6%       93.6%        91.4%
    Commissary sales                                                        1.4%        6.4%         8.6%
                                                                          ------------------------------
                                                                          100.0%      100.0%       100.0%


COSTS AND EXPENSES:
    Cost of restaurant sales: 1
         Cost of food, beverage and supplies                               35.9%       36.7%        36.9%
         Payroll and benefits                                              30.9%       30.1%        30.0%
         Restaurant operating costs                                        15.1%       15.1%        15.4%
                                                                          ------------------------------
                                                                           81.9%       81.9%        82.3%
                                                                          ------------------------------
         Restaurant operating margin                                       18.1%       18.1%        17.7%

    Cost of commissary sales 2                                             95.2%       95.3%        94.8%
    Advertising, general and administrative expenses                        5.7%        5.5%         6.3%
    Depreciation and amortization                                           4.9%        4.2%         3.8%
    Asset revaluation                                                       3.1%         --           --


OTHER (INCOME) EXPENSE:
    Interest expense, net                                                   1.6%        1.3%         1.1%
    Litigation                                                              3.8%         .7%          --
    Other, net                                                              0.0%       (5.7%)       (0.6%)

EARNINGS (LOSS) BEFORE INCOME TAXES                                        (1.2%)      11.3%         6.1%

INCOME TAX EXPENSE (BENEFIT) 3                                              (.5%)       4.1%         2.0%

NET EARNINGS (LOSS) 3                                                       (.7%)       7.2%         4.1%
                                                                          ------------------------------

1 As a percentage of restaurant sales.
2 As a percentage of commissary sales.
3 The income tax expense and net earnings for 1995 and 1994 represent pro forma amounts.

RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements and a number of factors may affect future results, liquidity and capital resources. These factors include increased food, labor and employee benefit costs, the availability of experienced management and hourly employees, the Company's ability to locate and open new restaurants and to operate such restaurants profitably and the intense competition in the restaurant industry. Although the company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust the strategy during fiscal 1997.

REVENUES. Total revenues in 1996 increased $17.0 million, or 11.5%, due to an increase in restaurant sales of $24.1 million, or 17.5%, partially offset by a decrease in commissary sales of $7.2 million, or 76.0%. Contributing to the increase in restaurant sales were 12 new restaurants which were opened in 1996 and an increase in same store sales of 1.1%. Same store sales includes all restaurants opened for the entire period under comparison but excludes the six Shoex stores acquired on January 5, 1996. The following table presents the number of restaurants in operation for each of the respective years:

                                                                          1996        1995         1994
                                                                          -----------------------------
         Beginning number of Company restaurants                           55          44           38
         Newly opened during the year                                      12          11            6
         Restaurants acquired from Franchisee                               6          --           --
         Restaurants closed during the year                                (4)         --           --
                                                                          ----------------------------
         Ending number of Company restaurants                              69          55           44
                                                                          ----------------------------



Additionally, restaurant sales were positively affected by higher average unit volumes of newly opened units. In 1996, the Company experienced an increase in its average check due primarily to a menu price increase of 1.5% taken in the fourth quarter of 1995. The Company introduced a new menu in September 1996 which increased the average check by approximately $0.20. This average check increase was accomplished by redesigning and adding certain menu items. The increase in restaurant sales was lessened as compared to 1995 due to fiscal 1996 being comprised of 52 weeks versus 53 weeks in 1995 and by the closing of four units in the third quarter of 1996. Restaurant sales were significantly impacted during January and February of 1996 due to unusually severe winter storms in the Company's markets. The percentage of liquor sales to total sales continued to decrease in 1996 to approximately 13.5% reflecting industry trends.

The decrease in commissary sales in 1996 is the result of discontinuing sales to Logan's Roadhouse Restaurants and to certain unaffiliated restaurants. Following its initial public offering, Logan's ceased purchasing products from the commissary in October 1995. The effect on net earnings from the decrease in commissary sales was immaterial. The commissary's primary focus is on providing consistent food quality and service to the O'Charley's restaurants while using its purchasing expertise and volume to obtain the lowest possible price. The commissary supplements its efforts with outside sales of certain products which are primarily being manufactured or distributed to the O'Charley's stores.

Total revenue in 1995 increased $24.9 million, or 20.3%, due to an increase in restaurant sales of $25.9 million, or 23.1%, partially offset by a decrease in commissary sales of $1.1 million, or 10.1%. The increase in restaurant sales in 1995 was the result of opening 11 new restaurants, an increase in same store sales of 3.2% and an additional week of operations in fiscal 1995. The increase in same store sales was primarily the result of an increase in customer counts partially offset by a slight decrease in the overall check average. In 1995, the percentage of liquor sales to total sales decreased to 14.4% reflecting industry trends. The decrease in commissary sales in 1995 is primarily the result of discontinuing sales to certain unaffiliated restaurants. The decrease in commissary sales was partially offset by increased sales to Logan's.

RESTAURANT OPERATING MARGIN, defined as restaurant sales less cost of restaurant sales, increased $4.3 million, or 17.2%, in 1996 over 1995. The overall increase is attributable to the increase in restaurant sales and a decrease in the percentage cost of food, beverage and supplies partially offset by an increase in the percentage costs of payroll and benefits. Restaurant operating margin, as a percentage of restaurant sales, was 18.1% in 1996 and in 1995.

COST OF FOOD, BEVERAGE AND SUPPLIES as a percentage of restaurant sales decreased .8% in 1996 to 35.9%. The decrease is primarily related to an overall decrease in food costs due to cost reductions in certain high volume food commodities and to the increased purchasing power and operating efficiencies of the Company's commissary. The Company experienced lower overall produce cost in 1996 due primarily to lower lettuce and potato costs. Additionally, the Company's overall poultry and red meat costs were lower in 1996. Other overall wholesale costs increased slightly in 1996 but did not have a significant impact on food and beverage cost. The new menu introduced in the fourth quarter of 1996 slightly lowered the overall food cost percentage.

The percentage cost of food, beverage and supplies decreased .2% in 1995 as compared to 1994. The improvement is primarily attributable to the increased purchasing power and operating efficiencies of the Company's commissary.

PAYROLL AND BENEFITS as a percentage of restaurant sales increased .8% in 1996 primarily due to higher hourly wage rates, increased bonuses and increases in employee benefit costs including vacation expense and health insurance. In addition, an increase in the federal minimum wage rate to $4.75 from $4.25 on October 1, 1996, had a slight negative impact on labor cost. These increases were partially offset by a reduction in workers compensation expense. As a result of increased competition and the low unemployment rates in the markets in which O'Charley's restaurants are located, the Company continued to increase wages and benefits in order to attract and retain management and hourly coworkers. This trend is expected to continue in 1997. Additionally, the federal minimum wage rate will increase another $0.50 per hour on October 1, 1997, which will have a slight impact on payroll costs.

In 1995, payroll and benefits as a percentage of restaurant sales increased .1% as compared to fiscal 1994. Actual base salaries, hourly wage rates and employee benefit costs increased in 1995 which were partially offset by lower workers compensation costs, slightly lower bonus expense and economies achieved from overall higher sales volumes.

RESTAURANT OPERATING COSTS, which consist primarily of supervisory cost and direct restaurant operating cost including utilities, rent, repairs, maintenance, outside services and insurance, remained at 15.1% of restaurant sales in 1996. The Company continued to achieve a lower restaurant operating cost percentage from allocating certain supervisory and overhead costs over a greater number of stores. Additionally, rent expense as a percentage of restaurant sales was lower as the Company continued to purchase most of its restaurant sites. The above-mentioned decreases were offset by increases in certain operating costs including utilities, outside services and taxes.

In 1995, the percentage restaurant operating cost decreased .3% to 15.1% primarily as a result of the economies achieved through the improvement in same store sales and gains in overall restaurant sales volume. Additionally, the Company achieved a lower restaurant operating cost percentage from allocating certain supervisory and overhead costs over a greater number of stores.

COST OF COMMISSARY SALES as a percentage of commissary sales decreased .1% in 1996 as compared to 1995 and increased .5% in 1995 as compared to 1994. The commissary's primary purpose is to service the O'Charley's restaurants. The majority of its sales and related cost of sales are eliminated in the consolidation of the Company's financial results. Therefore, any increased efficiencies, as well as direct wholesale price increases and decreases are, for the most part, reflected in the cost of food, beverage and supplies.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES as a percentage of total revenues increased .2% to 5.7% in 1996. The Company increased the amount of advertising expenditures in 1996, particularly during the fourth quarter as the new menu was introduced in conjunction with a new radio and television advertising campaign. Additionally, the Company incurred higher salary and related payroll costs due to the hiring of additional management personnel in the areas of information services, advertising and real estate. These increases were partially offset by a decrease in executive officers' bonus compensation which is based in part on a formula of increased profits. Certain other cost percentages decreased as a result of spreading certain general and administrative expenses over a greater volume of total revenues. The Company currently expects to increase the amount of advertising expenditures in 1997 as a percentage of total revenues.

In 1995, advertising, general and administrative expenses as a percentage of total revenues decreased .8% from 1994. This decrease was primarily the result of spreading certain general and administrative expenses over a greater volume of total revenue, and from a decrease in the percentage cost of advertising expenditures.

DEPRECIATION AND AMORTIZATION EXPENSE as a percentage of total revenues increased .7% in 1996 and .4% in 1995. Preopening amortization expense has increased each of the last two years due to the increased number of new stores open for less than one year. In 1996, the Company incurred additional capital expenditures for several major restaurant remodels, computer equipment and technological upgrades which increased the amount of depreciation expense. Due to the expected increase in new store openings in 1997, depreciation and amortization expense, as a percentage of total revenues, is likely to increase.

ASSET REVALUATION in 1996 represents charges for assets impaired under Statement of Financial Accounting Standard No. 121 (FAS 121). Losses at certain restaurant units prompted an evaluation of net realizable value of certain assets in accordance with FAS 121. The $5.1 million expense represents the difference between fair value and net book value for certain identifiable assets. See Note 3 of Notes to Financial Statements.

INTEREST EXPENSE, net increased $668,000, or 34.8%, in 1996 and increased $630,000, or 48.8%, in 1995. The increased amount of interest expense is directly related to the increase in borrowings under the Company's line of credit facility and increased borrowings under capitalized lease obligations. This increase was partially offset by an overall interest rate reduction in 1996 as compared to 1995. Interest expense in 1997 is expected to continue to increase due to expected borrowings needed to fund new restaurant sites.

LITIGATION EXPENSE in 1996 and 1995 represents charges related to a class action lawsuit alleging racial discrimination. The Company will continue to pay legal fees and other costs related to the lawsuit in 1997 with no anticipated additional charges to the statement of earnings as management believes any additional payments are adequately reserved for on the Company's balance sheet. See Liquidity and Capital Resources and Note 9 of Notes to Financial Statements.

OTHER INCOME, NET decreased significantly in 1996 from 1995 due to the sale of the Company's interest in Logan's Partnership in 1995. During the first three quarters of 1995 and in fiscal 1994, the Company recorded its equity earnings of Logan's and net rental income and guarantee fees related to its ownership of the five Logan's restaurant sites in other income, net. In July 1995, Logan's completed an initial public offering and the Company sold substantially all of its interest in Logan's and recorded a gain of approximately $7.4 million. Consequently, the Company no longer receives any income from Logan's except that in the first quarter of 1996, the Company sold its remaining 7,000 shares of Logan's common stock. Also, in the first quarter of 1996, the Company expensed approximately $290,000 in acquisition costs associated with the Shoex merger.

INCOME TAXES as a percentage of pretax earnings (loss) were (41.0%), 36.4% and 33.4% in 1996, 1995 and 1994, respectively. The income tax rate benefit in 1996 was higher than the expected rate of 36% due to the amount of the Federal Insurance Contribution Act (FICA) tip credits in relation to a lower taxable income. Taxable income was lower due to the tax deductibility of certain litigation and FAS 121 expenses. The income tax rate in 1995 increased primarily due to the reduction in targeted job tax credits (TJTC) and an increase in the Company's federal income tax rate. The TJTC program was discontinued at the beginning of 1995. Beginning in October 1996, the Work Opportunity Tax Credit (WOTC) program was started which replaced the expired TJTC program. The WOTC program is similar to the TJTC program in that companies receive federal tax credits for hiring certain qualified disadvantaged workers. The Company is in the process of implementing the new program, and the amount of tax credits and the effect on the income tax rate in 1997 is unknown.

LIQUIDITY AND CAPITAL RESOURCES

During 1996, the Company expended approximately $33.7 million in capital expenditures for new stores and improvements to existing facilities. Additionally, the Company capitalized approximately $2.2 million in preopening costs and made $3.6 million in principal reductions in its long-term debt and capitalized lease obligations. These cash outlays were funded primarily by $12.9 million in cash generated from operations (prior to the additions to preopening cost), borrowings of $18.5 million under the Company's unsecured line of credit facility and borrowings under capitalized lease obligations of $5.9 million.

On November 22, 1996, the Company entered into an amended and restated revolving credit agreement which increased the amount of credit available under its unsecured line of credit facility to $70 million from $30 million and extended its term for an additional three years to November 30, 1999. The revolving credit agreement requires monthly interest payments at a floating rate based on the bank's prime rate plus or minus a certain percentage spread or the LIBOR rate plus a certain percentage spread. The interest rate spread on the restructured facility may vary and will be recalculated quarterly based on certain financial ratios achieved by the Company. The new facility includes a provision to extend the maturity annually by one year beginning on the first anniversary of the facility. At December 29, 1996, $29 million was outstanding under the facility compared with $10.5 million at December 31, 1995. The increase in borrowings is primarily attributable to the expenditures incurred for new stores and remodeling costs. At December 29, 1996, the Company was in compliance with the financial and other covenants as outlined in the credit agreement.

The Company opened 12 new restaurants in 1996. As of December 29, 1996, the Company had six additional restaurants under construction of which five are expected to open in the first quarter of 1997. For fiscal 1997, the Company expects to open between 12 and 14 new company-owned restaurants. Management estimates that the Company will spend approximately $34 million in capital expenditures in 1997. Actual capital expenditures in 1997 may increase based on a number of factors, including the timing of additional purchases of future restaurant sites. The Company intends to continue to finance the furniture, fixtures and equipment for its new stores with capitalized lease obligations. The Company believes that available cash, cash generated from operations and borrowings under its available credit facility and capital lease obligations will be sufficient to finance its operations and expected growth through 1997.

As of the beginning of 1995, the Company owned 20% of Logan's Partnership (the "Partnership") pursuant to the Logan's Partnership Agreement (the "Agreement"). Under the Agreement, the Company had the option to purchase the remaining 80% interest in the Partnership at a 25% discount from its then appraised value. The Agreement was amended and the Company agreed to forego its purchase option in the event the Partnership consummated a "qualifying initial public offering" (as defined in the amended Agreement), and at such time, the Company's percentage interest in the Partnership would increase depending on the timing of any such qualifying offering. During the third quarter of 1995, Logan's Roadhouse, Inc. (LRI) was formed, and the Company's interest in the Partnership was transferred to LRI in exchange for a 31.1% interest (as determined under the amended Agreement) in LRI which occurred upon a qualifying initial public offering. The LRI initial public offering became effective on July 26, 1995, at which time the Company sold substantially all of its shares (628,995 shares) and received net proceeds from the sale of approximately $7.9 million. In connection with the offering, the Partnership purchased all the Logan's restaurant properties owned by the Company at their appraised fair market value of approximately $6.1 million. The total proceeds from the offering of $14.0 million netted cash of approximately $10.7 million after federal and state taxes. As a result of the initial public offering, the Company earned and reported a one-time gain in the third quarter of 1995 of $0.55 per share. Proceeds from the offering were used to reduce long-term debt.

On January 5, 1996, the shareholders of the Company approved an Agreement and Plan of Merger, dated October 9, 1995, to acquire Shoex, Inc., a franchisee of the Company which owned and operated six O'Charley's restaurants in Alabama. The transaction is accounted for as a pooling-of-interests. The Company exchanged 666,666 shares of Company stock valued at approximately $9.5 million. The Company assumed approximately $1.9 million in net obligations of Shoex, Inc. (defined as long-term debt, capitalized lease obligations and working capital deficit). Under the terms of the agreement, O'Charley's acquired the six restaurants and regained the rights to develop other O'Charley's restaurants in Alabama, Mississippi and specific locations in Florida and Georgia. The accompanying financial statements reflect the transactions and balances of Shoex since the transaction was accounted for as a pooling-of-interests. The Company recorded acquisition charges of approximately $290,000 in the first quarter of 1996 as a result of this merger. The Company now has one remaining franchisee which operates one franchised O'Charley's. The Company has full territorial rights to develop its restaurants in all markets.

During the fourth quarter of 1996, a consent decree approving the definitive settlement agreement of a two-year old class action lawsuit alleging racial discrimination against the Company was approved by the U.S. District Court. The class action lawsuit was originally filed on February 15, 1994, against the Company and certain of its executive officers and directors alleging racially discriminatory job selection, termination and work environment practices in violation of federal law. The settlement agreement created a settlement pool of $4.8 million for the benefit of present and past African-American employees of O'Charley's (the "Class") whose claims arose on or after March 31, 1992 and reserved $700,000 for claims administration and fees, and included $2.0 million for the attorneys representing the Class. The total settlement amount of $7.5 million plus an additional $1.0 million for legal and other expenses related to the settlement was recorded in the second quarter of 1996. In the fourth quarter of 1996, a $2.3 million adjustment to the original $7.5 million accrual was recorded as income as a result of the relatively low number of claims submitted by members of the announced plaintiff class. After recalculating the actual level of participation, the total settlement amount at December 29, 1996, is approximately $5.2 million of which approximately $750,000 will be paid through the issuance of Company stock and the remainder of $4.5 million will be paid in cash of which approximately $1.4 million was paid in 1996. The additional cash outlay of approximately $3.1 million is expected to be paid in the first quarter of 1997 and will be funded by additional borrowings under the Company's $70 million credit facility. See Note 9 of Notes to Financial Statements.

The Company implemented FAS 121 in 1996 and recorded a $5.1 million charge relating to the impairment of certain assets. The write down of these assets did not have an impact on cash. The Company closed four underperforming stores in 1996 whereby the excess of fair market value over net realizable value for these units were included in the FAS 121 write down. The effect of closing these stores will have a positive effect on earnings and cash. Two of the four restaurant sites and buildings were later sold. See Note 3 of Notes to Financial Statements for additional details.

The Company does not believe that inflation has had a material effect on net earnings during the past several years. The Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in operating costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



INDEX TO FINANCIAL STATEMENTS                                             PAGE
-----------------------------                                             ----
Independent Auditors' Report                                               21

Balance Sheets of O'Charley's Inc. as of December 29, 1996
      and December 31, 1995                                                22

Statements of Operations of O'Charley's Inc. for the years ended
      December 29, 1996, December 31, 1995, and December 25, 1994          23

Statements of Shareholders' Equity of O'Charley's Inc. for the
      years ended December 29, 1996, December 31, 1995,
      and December 25, 1994                                                24

Statements of Cash Flows of O'Charley's Inc. for the years ended
      December 29, 1996, December 31, 1995, and December 25, 1994          25

Notes to Financial Statements                                              26


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
O'Charley's Inc.
Nashville, Tennessee:

We have audited the balance sheets of O'Charley's Inc. as of December 29, 1996, and December 31, 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of O'Charley's Inc. as of December 29, 1996, and December 31, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 1996, in conformity with generally accepted accounting principles.



                                          KPMG PEAT MARWICK LLP


Nashville, Tennessee
February 6, 1997

                                 BALANCE SHEETS

                                                                             December 29,       December 31,
(Dollars in Thousands)                                                          1996               1995
                                                                             -----------------------------
ASSETS
CURRENT ASSETS:
    Cash                                                                     $  1,616              $ 2,576
    Accounts receivable, less allowance for doubtful
         accounts of $58 in 1996 and $92 in 1995                                1,546                1,244
    Due from related parties                                                      --                   108
    Inventories                                                                 4,505                3,780
    Preopening costs                                                            1,097                1,045
    Deferred income taxes                                                       2,334                  839
    Other current assets                                                        1,357                  971
                                                                              ----------------------------
         Total current assets                                                  12,455               10,563

PROPERTY AND EQUIPMENT, NET                                                   103,281               81,512

OTHER ASSETS                                                                    1,423                1,276

                                                                             $117,159              $93,351
                                                                             -----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                         $  5,022              $ 4,423
    Accrued payroll and related expenses                                        3,365                3,435
    Accrued expenses                                                            9,162                4,650
    Federal, state and local taxes                                              2,461                2,606
    Current portion of long-term debt and capitalized leases                    3,309                2,793
                                                                              ----------------------------
         Total current liabilities                                             23,319               17,907

DEFERRED INCOME TAXES                                                           1,295                2,395

LONG-TERM DEBT                                                                 29,822               11,990

CAPITALIZED LEASE OBLIGATIONS                                                  11,797                9,272

SHAREHOLDERS' EQUITY:
    Common stock--No par value; authorized, 50,000,000
         shares; issued and outstanding, 7,854,369 in 1996 and
         7,770,964 in 1995                                                     29,592               28,991
    Additional paid-in capital                                                    652                  967
    Retained earnings                                                          20,682               21,829
                                                                             -----------------------------
         Total shareholders' equity                                            50,926               51,787
                                                                             -----------------------------
                                                                             $117,159              $93,351
                                                                             -----------------------------



See notes to financial statements.

                            STATEMENTS OF OPERATIONS



                                                                             Year Ended
                                                             ----------------------------------------------
                                                             December 29,     December 31,     December 25,
(In Thousands, Except Per Share Data)                           1996             1995             1994
                                                             ----------------------------------------------
REVENUES:
    Restaurant sales                                            $162,235         $138,098         $112,183
    Commissary sales                                               2,264            9,429           10,483
    Franchise revenue                                                 31               30               31
                                                                ------------------------------------------
                                                                 164,530          147,557          122,697
COSTS AND EXPENSES:
    Cost of restaurant sales:
         Cost of food, beverage and supplies                      58,184           50,687           41,356
         Payroll and benefits                                     50,227           41,511           33,641
         Restaurant operating costs                               24,504           20,884           17,282
    Cost of commissary sales                                       2,156            8,986            9,939
    Advertising, general and administrative expenses               9,370            8,187            7,717
    Depreciation and amortization                                  8,141            6,164            4,711
    Asset revaluation                                              5,110              --               --
                                                                ------------------------------------------
                                                                 157,692          136,419          114,646
                                                                ------------------------------------------
INCOME FROM OPERATIONS                                             6,838           11,138            8,051

OTHER (INCOME) EXPENSE:
    Interest expense, net                                          2,588            1,920            1,290
    Litigation                                                     6,200            1,000               --
    Other, net                                                        (6)          (8,444)            (704)
                                                                ------------------------------------------
                                                                   8,782           (5,524)             586
                                                                ------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                               (1,944)          16,662            7,465

INCOME TAX EXPENSE (BENEFIT)                                        (797)           5,785            2,236
                                                                ------------------------------------------
NET EARNINGS (LOSS)                                              $(1,147)         $10,877           $5,229
                                                                ------------------------------------------
PRO FORMA DATA:
    Earnings before income taxes as reported                                      $16,662           $7,465
    Pro forma income tax expense                                                    6,071            2,492
                                                                                  ------------------------
    Pro forma net earnings                                                        $10,591           $4,973
                                                                                  ------------------------
EARNINGS (LOSS) PER COMMON SHARE 1                                $(0.14)           $1.26            $0.61
                                                                ------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         8,390            8,438            8,137
                                                                ------------------------------------------



1 Earnings per common share for 1995 and 1994 represent pro forma amounts (see
Note 2 in Notes to Financial Statements).




See notes to financial statements.

                      STATEMENTS OF SHAREHOLDERS' EQUITY


                                                         Common Stock          Additional
                                                       -----------------          Paid-in    Retained
(In Thousands)                                         Shares     Amount          Capital    Earnings      Total
                                                       ---------------------------------------------------------
Balance, December 26, 1993, as originally reported       6,545      $25,656           $0       $7,300      $32,956

    Adjustment to reflect the merger with
         Shoex, Inc. on January 5, 1996                    667           --          248           --          248
                                                         ---------------------------------------------------------

Balance, December 26, 1993, as adjusted                  7,212       25,656          248        7,300       33,204

    1994 Net earnings                                       --           --          768        4,461        5,229
    Cash distribution to Shoex, Inc. shareholders           --           --         (440)          --         (440)
    Exercise of employee stock options including
         tax benefits                                      468        2,629           --           --        2,629
    Shares issued under CHUX Ownership Plan                 19          182           --           --          182
                                                         ---------------------------------------------------------

Balance, December 25, 1994                               7,699       28,467          576       11,761       40,804

    1995 Net earnings                                       --           --          809       10,068       10,877
    Cash distribution to Shoex, Inc. shareholders           --           --         (418)          --         (418)
    Exercise of employee stock options including
         tax benefits                                       55          320           --           --          320
    Shares issued under CHUX Ownership Plan                 17          204           --           --          204
                                                         ---------------------------------------------------------

Balance, December 31, 1995                               7,771       28,991          967       21,829       51,787

    1996 Net loss                                           --           --           --       (1,147)      (1,147)
    Cash distribution to Shoex, Inc. shareholders           --           --         (315)          --         (315)
    Exercise of employee stock options including
         tax benefits                                       65          446           --           --          446
    Shares issued under CHUX Ownership Plan                 18          155           --           --          155
                                                         ---------------------------------------------------------

Balance, December 29, 1996                               7,854      $29,592         $652      $20,682      $50,926
                                                         ---------------------------------------------------------





See notes to financial statements.

                           STATEMENTS OF CASH FLOWS

                                                                                        Year Ended
                                                                       --------------------------------------------
                                                                       December 29,     December 31,   December 25,
(In Thousands)                                                            1996             1995           1994
                                                                       --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                   $(1,147)         $10,877         $5,229
    Adjustments to reconcile net earnings to net cash
         provided by operating activities:
           Depreciation and amortization                                    5,982             4,875         3,876
           Amortization of preopening costs                                 2,159             1,289           835
           Deferred income taxes                                           (2,595)              936          (216)
           Gain on sale of assets                                            (157)           (7,448)           --
           Asset revaluation                                                5,110               --             --
    Changes in assets and liabilities:
           Accounts receivable                                               (302)              (84)         (464)
           Due from related parties                                           108               281          (172)
           Inventories                                                       (725)              699        (1,446)
           Additions to preopening costs                                   (2,211)           (1,970)         (794)
           Other current assets                                              (386)             (120)         (356)
           Accounts payable                                                   599               981           705
           Accrued payroll and other accrued expenses                       4,297             2,241         2,041
                                                                          ---------------------------------------
             Net cash provided by operating activities                     10,732            12,557         9,238

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                   (27,744)          (20,439)      (15,364)
    Proceeds from sale of property and equipment                            1,341             6,100            48
    Proceeds from sale of unconsolidated partnership                          --              7,894            --
    Other, net                                                               (516)              (85)         (360)
                                                                          ---------------------------------------
             Net cash used by investing activities                        (26,919)           (6,530)      (15,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                           18,503             6,000        13,300
    Payments on long-term debt and capitalized
         lease obligations                                                 (3,563)          (11,284)       (8,943)
    Distribution to shareholders of acquired entity                          (315)             (418)         (440)
    Exercise of employee incentive stock options                              602               524         2,811
                                                                          ---------------------------------------
             Net cash provided (used) by financing activities              15,227            (5,178)        6,728
                                                                          ---------------------------------------
(Decrease) Increase in Cash                                                  (960)              849           290

Cash at Beginning of the Period                                             2,576             1,727         1,437
                                                                          ---------------------------------------
Cash at End of the Period                                                  $1,616           $2,576         $1,727
                                                                          ---------------------------------------





See notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O'CHARLEY'S INC. (the "Company") owns, operates and franchises 70 (at December 29, 1996) full-service restaurant facilities in various cities in 10 southeastern and midwestern states under the trade name of "O'Charley's." The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the last Sunday in December. While fiscal year 1995 was comprised of 53 weeks, fiscal years 1996 and 1994 were comprised of 52 weeks.

FINANCIAL STATEMENTS and these accompanying notes have been restated to reflect the combined operations of the Company and Shoex, Inc., a merger accounted for as a pooling-of-interests (see also Note 2).

INVENTORIES are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

PREOPENING COSTS represent costs incurred prior to a restaurant opening. These costs are capitalized and amortized over a 12-month period commencing the date the restaurant opens.

PROPERTY AND EQUIPMENT are stated at cost and depreciated on a straight-line method over the following estimated useful lives: buildings and improvements--30 years; furniture, fixtures and equipment--3 to 10 years. Leasehold improvements are amortized over the lesser of the asset's estimated useful life or the lease term. Equipment under capitalized leases is amortized to its expected value to the Company at the end of the lease term. Property leased to others includes land, buildings and improvements which are depreciated over the Company's standard estimated useful lives for these assets. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments which do not enhance the value of or increase the life of the assets are charged to costs and expenses as incurred.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, which is included in other assets, is amortized over 20 years using the straight-line method. The Company periodically reviews the value of these assets to assess recoverability and impairment, and impairment would be recognized in the statement of operations if a permanent impairment was determined to have occurred.

ADVERTISING COSTS. The Company generally expenses advertising costs as incurred except for certain creative and development production costs which are amortized over its expected period of future benefits.

DEFERRED REVENUE, which is included in accrued expenses, includes deferred gift certificate revenue. The Company records a deferred liability at the time certificates are sold at an amount equal to the anticipated redemption value. The deferred liability is reduced when gift certificates are redeemed; and accordingly, at that time, the Company records restaurant sales.

INCOME TAXES are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of earnings in the period that includes the enactment date.

STOCK OPTION PLAN. Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, the compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the

Company adopted Statement of Financial Accounting Standards No. 123(FAS 123), Accounting for Stock-based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, FAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FAS 123.

FRANCHISE REVENUES. Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis. Costs associated with franchise operations are expensed as incurred.

PER SHARE DATA has been computed on the basis of the weighted average number of shares outstanding, including common stock equivalents, which consist of stock options. In determining the number of dilutive common stock equivalents, the Company includes average common shares attributable to dilutive stock options using the treasury stock method. Fully diluted earnings per share is not presented since it approximates earnings per common share.

USE OF ESTIMATES. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company has adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), which requires disclosure of the fair values of most on-and-off balance sheet financial instruments for which it is practicable to estimate that value. The scope of FAS 107 excludes certain financial instruments such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 29, 1996. Book value approximates fair value for substantially all of the Company's assets and liabilities which fall under the scope of FAS 107.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company has adopted Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All assets that management determined to be permanently impaired have been written down to fair value.

CERTAIN RECLASSIFICATIONS have been made to the accompanying financial statements for the previous fiscal years to conform to the 1996 presentation.


2. BUSINESS ACQUISITION

On January 5, 1996, the shareholders of the Company approved an Agreement and Plan of Merger, dated October 9, 1995, to merge with Shoex, Inc. (Shoex), a franchisee of the Company which owned and operated six O'Charley's restaurants in Alabama. The transaction is accounted for as a pooling-of-interests. The Company exchanged 666,666 shares of Company stock valued at approximately $9.5 million. The Company assumed approximately $1.9 million in net obligations of Shoex, Inc. (defined as long-term debt, capitalized lease obligations and working capital deficit). As a result of the merger, O'Charley's owns the six restaurants and the rights to develop other O'Charley's restaurants in Alabama, Mississippi and specific locations in Florida and Georgia. All comparative financial statements presented reflect the combined results of the Company and Shoex for all periods presented.

Revenues, net earnings and changes in shareholders' equity of the separate companies for the periods preceding the acquisition were as follows:

                                                                                                Changes in
                                                                                      Net    Shareholders'
(In Thousands)                                                  Revenues         Earnings           Equity
                                                                ------------------------------------------
Fiscal year ended December 31, 1995:
    O'Charley's, as previously reported                         $136,605          $10,068              --
    Shoex                                                         14,827              809           $(440)
    Pro forma adjustments                                         (3,875)            (286)             --
                                                                -----------------------------------------
    Combined                                                    $147,557          $10,591           $(440)
                                                                -----------------------------------------
Fiscal year ended December 25, 1994
    O'Charley's, as previously reported                         $112,128           $4,461              --
    Shoex                                                         13,986              768           $(418)
    Pro forma adjustments                                         (3,417)            (256)             --
                                                                -----------------------------------------
    Combined                                                    $122,697           $4,973           $(418)
                                                                -----------------------------------------


3. ASSET REVALUATION

Operating losses at certain restaurant units prompted an evaluation of net realizable value of certain assets in accordance with FAS 121. Accordingly, the Company recorded a $5,110,000 charge to earnings for assets impaired under FAS 121. This amount represents the difference between fair value and net book value for certain identifiable assets consisting primarily of buildings, improvements and equipment. The fair value for these assets was determined using several evaluation techniques including the present value of estimated expected future cash flows, quoted market prices and prices for similar assets. The $5,110,000 charge is comprised of the following impaired restaurant assets:
(1)Assets to be disposed of: $536,000 for two restaurant units which were closed in the third quarter of 1996 and were later sold in 1996 and $1,967,000 for two units which were closed in the third quarter of 1996 and are expected to be disposed of in 1997 having a carrying value on December 29, 1996 of $1,747,000; (2)Assets to be held: $445,000 primarily for restaurant computer equipment and $2,162,000 for five restaurant units expected to remain open or be relocated. The 1996 results of operations for the four units closed include revenues of $4,293,000 and costs and expenses of $4,865,000.


4. PROPERTY AND EQUIPMENT

Property and equipment at December 29, 1996, and December 31, 1995, consist of the following:

(In Thousands)                                                              1996                   1995
                                                                            ------------------------------
Land and improvements                                                         $26,500              $20,524
Buildings and improvements                                                    36,680                26,582
Furniture, fixtures and equipment                                             26,365                20,195
Leasehold improvements                                                        20,154                18,332
Equipment under capitalized leases                                            19,066                15,990
Property leased to others                                                      1,032                   951
                                                                            ------------------------------
                                                                             129,797               102,574
Less accumulated depreciation and amortization                               (26,516)              (21,062)
                                                                            ------------------------------
                                                                            $103,281               $81,512
                                                                            ------------------------------

5. OTHER ASSETS

Other assets at December 29, 1996, and December 31, 1995, consist of the following:

(In Thousands)                                                                 1996                 1995
                                                                               ---------------------------
Excess of cost over fair value of net assets acquired,
    net of accumulated amortization of $83 in 1996
    and $144 in 1995                                                             $239                 $490
Prepaid expenses                                                                  647                  469
Trade notes receivable                                                            537                  317
                                                                               ---------------------------
                                                                               $1,423               $1,276
                                                                               ---------------------------


6. ACCRUED EXPENSES

Accrued expenses at December 29, 1996, and December 31, 1995, include the following:

(In Thousands)                                                                 1996                 1995
                                                                               ---------------------------
Deferred revenue-gift certificates                                             $1,151                 $807
Workers' compensation expenses                                                  1,325                1,363
Accrued litigation                                                              4,627                  605
Other accrued expenses                                                          2,059                1,875
                                                                               ---------------------------
                                                                               $9,162               $4,650
                                                                               ---------------------------


7. LONG-TERM DEBT

Long-term debt at December 29, 1996, and December 31, 1995, consists of the following:

(In Thousands)                                                                1996                 1995
                                                                              ----------------------------
$70 million revolving line of credit                                          $29,000              $10,500
Secured mortgage notes payable                                                    251                  845
Installment notes payable                                                         722                  972
                                                                              ----------------------------
                                                                               29,973               12,317
Less current maturities                                                          (151)                (327)
                                                                              ----------------------------
                                                                              $29,822              $11,990
                                                                              ----------------------------


On November 22, 1996, the Company entered into an amended and restated revolving credit agreement (the "Credit Agreement") which increased its unsecured line of credit facility to $70 million from $30 million. The Credit Agreement requires monthly interest payments at a floating rate based on the bank's prime rate plus or minus a certain percentage spread or the LIBOR rate plus a certain percentage spread. The interest rate spread on the restructured facility is based on certain financial ratios achieved by the Company and is recomputed quarterly. At December 29, 1996, the $29,000,000 outstanding balance carried interest rates from 6.84% (LIBOR rate plus 1.25%) to 7.75% (prime minus
 .5%). The new credit facility includes a provision to extend its November 30, 1999, maturity annually by one year beginning on the first anniversary of the facility. The Credit Agreement also requires the Company to meet certain financial and other covenants. During fiscal 1996, the Company was in compliance with all covenants.

The secured mortgage note payable at December 29, 1996, bears interest at 10.6% and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $979,000 at December 29, 1996.

The installment notes payable at December 29, 1996, bear interest at 9.1% and are payable in monthly installments, including interest, through October 2002. Debt of $624,000 is secured by an airplane with a depreciated cost of approximately $605,000 at December 29, 1996. The remaining debt of $98,000, issued in connection with the 1993 merger of Burbet Foods, Inc. is unsecured.

The annual maturities of long-term debt as of December 29, 1996, are:
$151,000-1997; $143,000-1998; $29,113,000-1999; $124,000-2000; $135,000-2001;
and $307,000 thereafter.


8. LEASE COMMITMENTS

The Company has various leases for certain restaurant land and buildings under operating lease agreements. Under these leases, the Company pays taxes, insurance and maintenance costs in addition to the lease payments. Certain leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum rent. The Company leases certain equipment and fixtures under capital lease agreements having lease terms from five to seven years. The Company expects to exercise its options under these agreements to purchase the equipment in accordance with the provisions of the lease agreements.

As of December 29, 1996, approximately $19,066,000 cost less $4,014,000 accumulated amortization of the Company's property and equipment is under capitalized lease obligations. Interest rates on capitalized lease obligations range from 6.6% to 10.5%. Future minimum lease payments at December 29, 1996, are as follows:

                                                                           Capitalized
                                                                           Equipment            Operating
(In Thousands)                                                                Leases               Leases
                                                                           -------------------------------
1997                                                                          $ 4,188              $ 3,746
1998                                                                            4,203                3,749
1999                                                                            3,523                3,714
2000                                                                            3,508                3,523
2001                                                                            2,049                3,474
Thereafter                                                                        300               31,267
                                                                              ----------------------------
Total minimum rentals                                                          17,771              $49,473
                                                                                                   -------
Less amount representing interest                                              (2,816)
                                                                              -------
Net minimum lease payments                                                     14,955
Less current maturities                                                        (3,158)
                                                                              -------
Capitalized lease obligations                                                 $11,797
                                                                              -------



Rent expense for the fiscal years ending in December for operating leases is as follows:

(In Thousands)                                                    1996             1995             1994
                                                                  ----------------------------------------
Minimum rentals                                                   $3,100           $3,525           $3,105
Contingent rentals                                                   417              428              314
                                                                  ----------------------------------------
                                                                  $3,517           $3,953           $3,419
                                                                  ----------------------------------------

9. COMMITMENTS AND CONTINGENCIES

On February 15, 1994, a class action suit was filed in the United States Federal District Court against the Company and certain of the Company's executive officers and directors. The suit alleged racially discriminatory practices by the defendant parties in violation of federal law. During the fourth quarter of 1996, the Court approved a consent decree which approved a definitive settlement agreement. The settlement agreement provided for a settlement pool of $4.8 million for the benefit of present and past African-American employees of O'Charley's (the "Class") whose claims arose on or after March 31, 1992, reserved $700,000 for claims administration and fees, and included $2.0 million for the attorneys representing the Class. Based on the relatively low number of class members electing to participate in the settlement, the original $7.5 million total settlement amount has been reduced to approximately $5.2 million. As of December 29, 1996, the Company has paid approximately $1.4 million towards the total settlement. Estimated amounts to be paid in 1997 include approximately $3.1 million in cash and approximately $750,000 in Company stock. The Company believes there are adequate reserves recorded for the anticipated future payments of the lawsuit settlement.

The Company is involved in other legal actions incidental to its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's operating results or financial position.


10. INCOME TAXES

The total income tax expense (benefit) for the fiscal years ending in December is allocated as follows:

(In Thousands)                                                1996             1995                 1994
                                                              --------------------------------------------
Earnings                                                      $(797)           $5,785               $2,236
Shareholders' equity, tax benefit derived from
    non-statutory stock options exercised                       (200)             (77)              (1,100)
                                                              --------------------------------------------
                                                              $ (997)          $5,708               $1,136
                                                              --------------------------------------------


Effective January 5, 1996, the Company merged with Shoex, Inc. which is accounted for as a pooling-of-interests. Shoex, Inc. was an S Corporation whereby its income was taxable at the shareholder level. Had Shoex been subject to income taxes, additional income tax expense of $286,000 and $256,000 in 1995 and 1994, respectively, would have been recorded. The pro forma data presented on the face of the statements of operations reflect these amounts.

Income tax expense (benefit) related to earnings for the fiscal years ending in December consists of:

(In Thousands)                                                    1996             1995             1994
                                                                  ----------------------------------------
Current                                                           $1,798           $4,849           $2,452
Deferred                                                          (2,595)             936             (216)
                                                                  ----------------------------------------
                                                                  $ (797)          $5,785           $2,236
                                                                  ----------------------------------------

Income tax expense (benefit) attributable to earnings differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings from operations as a result of the following:

                                                                1996               1995            1994
                                                                ---------------------------------------
Federal statutory rate                                          (34.0%)            35.0%           34.0%
Increase (decrease) in taxes due to:
    State income taxes, net of federal tax benefit                (1.8)              3.9             3.9
    Utilization of tax credits                                   (21.3)             (2.8)           (5.1)
    Adjustment to deferred tax assets and liabilities for
         change in tax status of Shoex                            12.1               --              --
    Earnings attributable to S Corporation                         --               (1.7)           (3.4)
    Other (primarily goodwill amortization)                        4.0                .3              .6
                                                                ----------------------------------------
                                                                (41.0%)            34.7%           30.0%
                                                                ----------------------------------------


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective fiscal year ends are as follows:

(In Thousands)                                                                      1996             1995
                                                                                   -----------------------
Deferred tax assets:
    Accrued expenses, principally due to accruals for workers'
    compensation, employee health and retirement benefits                          $1,161             $833
Accrued litigation                                                                  1,827              182
Other                                                                                  27              141
                                                                                   -----------------------
    Total gross deferred tax assets                                                 3,015            1,156

Deferred tax liabilities:
    Property and equipment, principally due to differences in
         depreciation and capitalized lease amortization                            1,468            2,203
Preopening cost, due to cost in excess of amortization                                428              403
Other                                                                                  80              106
                                                                                  ------------------------
    Total gross deferred tax liabilities                                            1,976            2,712
                                                                                  ------------------------
         Net deferred tax liability (asset)                                       $(1,039)          $1,556
                                                                                  ------------------------


The net deferred tax liability (asset) at December 29, 1996, and December 31, 1995, are recorded as follows:

(In Thousands)                                                                    1996              1995
                                                                                  ------------------------
Deferred income taxes, long-term liability                                         $1,295           $2,395
Deferred income taxes, current asset                                               (2,334)            (839)
                                                                                  ------------------------
                                                                                  $(1,039)          $1,556
                                                                                  ------------------------


Statement 109 requires an evaluation of the deferred tax asset components and recognition of a valuation allowance if it is determined that more likely than not all or some portion of the deferred asset will not be realized. Based on the Company's history of annual increases in taxable income and management's projections of future taxable income, the Company estimates, it is more likely than not all of the deferred assets will be realized; thus, no valuation allowance is recorded.

11. SHAREHOLDERS' EQUITY

The Company's charter authorizes 100,000 shares of preferred stock of which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 29, 1996, no preferred shares had been issued.

12. STOCK OPTION AND PURCHASE PLANS

The Company has four incentive stock option plans: the 1985 Stock Option Plan, the 1989 Consultant Stock Program, the 1990 Employee Stock Plan and the 1991 Stock Option Plan for Outside Directors. Options under these plans include both statutory and nonstatutory stock options and are issued to officers, key
employees, nonemployee directors and consultants of the Company.   The Company
has reserved 3,737,500 shares of common stock for these plans under which the options are granted at 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. The Company accounts for these plans under the direction of APB Opinion No. 25, and accordingly, no compensation cost has been recognized.

If compensation cost for these plans had been determined consistent with FAS Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                                                    1996             1995
                                                                                -----------------------------
Net Earnings (Loss):              As reported (pro forma in 1995)               $(1,147,000)      $10,590,000
                                  Pro forma, as adjusted under FAS 123           (1,493,000)       10,303,000
Earnings (Loss) per
 Common Share:                    As reported (pro forma in 1995)                    $(0.14)            $1.26
                                  Pro forma, as adjusted under FAS 123                (0.18)             1.22

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of stock option activity during the periods indicated is as follows:


                                                           Number of          Weighted-Average
                                                            Shares             Exercise Price
                                                           ------------------------------------
 Balance at December 25, 1994                              1,618,225                 $7.16
         Granted                                             457,475                 11.75
         Exercised                                           (69,741)                 4.91
         Forfeited                                           (54,790)                 8.97
                                                           -------------------------------
 Balance at December 31, 1995                              1,951,169                  8.22
         Granted                                             195,250                 12.36
         Exercised                                           (65,670)                 3.91
         Forfeited                                          (241,140)                10.15
                                                           -------------------------------
 Balance at December 29, 1996                              1,839,609                 $8.53
                                                           -------------------------------

The following table summarizes information about stock options outstanding at December 29, 1996:

                                 Options Outstanding                        Options Exercisable
                         ---------------------------------------------------------------------------------
                             Number       Weighted-Avg.                          Number
                         Outstanding          Remaining    Weighted-Avg.     Exercisable     Weighted-Avg.
 Exercise Price          at 12/29/96   Contractual Life   Exercise Price     at 12/29/96    Exercise Price
-----------------------------------------------------------------------------------------------------------
$2.00 to 03.50               188,851        3.3  years             $2.81         165,301             $2.85
$4.17 to 06.83               221,900        5.4                     5.19         167,825              5.09
$8.41 to 11.67             1,180,703        7.2                     9.25         453,767              8.89
$12.00 to 14.37              248,155        8.9                    12.49          40,587             12.71
----------------------------------------------------------------------------------------------------------
$2.00 to 14.37             1,839,609        6.8                    $8.53         827,480             $7.10
----------------------------------------------------------------------------------------------------------


At December 29, 1996, and December 31, 1995, the number of options exercisable was 827,480 and 781,000, respectively, and the weighted-average exercise price of those options was $7.10 and $6.37, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rate of 6.7%; expected life of 7.4 years; expected volatility of 41.6%.

The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible employees of the Company to become shareholders in O'Charley's. The Company has reserved 450,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan which qualifies for favorable federal income tax treatment under
Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common stock at 85% of fair market value, which is issued at the end of each Plan year. Contributions of up to 15% of base salary are made by each participant through payroll deductions. The Plan year begins October 1. As of December 29, 1996, 54,000 shares have been issued under this Plan.

13. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan. Under the Plan, employees, including Shoex employees, can make contributions up to 15% of their annual compensation. The Company contributes annually to the Plan an amount equal to 40% of employee contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20% each year beginning after the employee's initial year of employment. Company contributions were approximately $84,000 in 1996, $77,000 in 1995 and $65,000 in 1994.

14. RELATED-PARTY TRANSACTIONS

As discussed in the Business Acquisition footnote, the Company merged with Shoex, Inc. on January 5, 1996. An officer and a director of the Company each had an interest in Shoex and, accordingly, received their respective pro rata share of the Company's Common Stock which was issued to the shareholders of Shoex. Previous to the merger, the Company's commissary sold food products and supplies to Shoex, and the Company also received a fee for providing accounting and administrative services. The merger with Shoex is accounted for as a pooling-of-interests; therefore, all related-party transactions previously reported have been eliminated through the restatement of the financial statements.

An officer of the Company, a principal shareholder, and certain directors own a certain percentage of partnerships which have lease agreements with the Company for eight of its restaurant facilities. The leases expire at various times through 2012, with options to renew for a term of 10 years. The lease agreements grant the Company an option to purchase the properties at fair market value at any time during the term of the lease.

On July 26, 1995, the Company sold substantially all of its interest in Logan's Partnership (Logan's) upon Logan's initial public offering. An officer and a director of the Company, at that time, had an ownership interest in Logan's. The Company received $7.9 million net proceeds from the sale of its Logan's shares. In addition, Logan's Partnership purchased all five of the Logan's restaurant properties owned by the Company at their appraised fair market value of approximately $6.1 million. As a result of the transactions, the Company reported a one-time gain (included in other income, net) of approximately $7.4 million in 1995 or $0.55 per share. During the time of the Company's ownership in Logan's, the Company owned certain land, building and improvements and leased certain property which was leased or subleased to Logan's Partnership. Each of the leases was treated as an operating lease and provided for additional contingent rentals based on a percentage of sales in excess of minimum rent. Additionally, the Company guaranteed a line of credit and equipment leases on behalf of Logan's Partnership, sold products from the Company's commissary and provided accounting and administrative services to the Partnership for a fee. Previously, the Company's commissary sold products to other restaurant entities controlled by a director of the Company and certain of its officers.

In the opinion of management and the Company's Board of Directors, all related-party transactions, including terms and amounts, are comparable to those which could be obtained from unaffiliated third parties.

The aforementioned related-party transactions are reflected in the financial statements as follows:

(In Thousands)                                                      1996          1995              1994
                                                                    ------------------------------------
BALANCE SHEETS
Current Assets:
    Due from related parties                                         --             $108              $388
Property and equipment, net (property leased to others)              --               --             4,630
Other Assets:
    Investment in unconsolidated partnership                         --               --               283

STATEMENTS OF EARNINGS
Revenues:
    Commissary sales                                                 --            6,463             4,075
Costs and Expenses:
    Restaurant operating costs:
         Rent expense                                               843              843               859
         Contingent rentals                                         293              256               219
    Depreciation and amortization (property leased to others)        --               69                57
Other (Income) Expense:
    Interest income (guarantee fee)                                  --              (54)              (15)
    Other, net:
         Accounting and administrative fees                          --              (56)              (68)
         Net rental income                                           --             (534)             (396)
         Equity earnings in Partnership                              --             (273)             (328)
         Gain on sale of assets                                      --           (7,448)               --

STATEMENTS OF CASH FLOWS
Cash Flows From Investing Activities:
    Additions to property and equipment                              --               --            (3,285)
    Proceeds from sale of property and equipment                     --            6,100                --
    Proceeds from sale of unconsolidated partnership                 --            7,894                --

15. STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information is as follows:

(In Thousands)                                                    1996             1995             1994
                                                                  --------------------------------------
Cash paid for interest                                            $3,074           $2,158           $1,300
Additions to capitalized lease obligations                         5,922            6,242            2,938
Income taxes paid                                                  1,979            4,508            1,404


16. SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 is shown below:


                                                First           Second            Third             Fourth
                                              Quarter          Quarter          Quarter            Quarter
(In Thousands, Except Per Share Data)       (16 weeks)       (12 weeks)       (12 weeks)        (12 weeks)
                                            --------------------------------------------------------------
Year Ended December 29, 1996
    Net revenues                               $47,079           $38,485          $39,295          $39,671
    Income (loss) from operations                3,258            (2,425)           2,852            3,153
    Net earnings (loss)                          1,569            (7,483)           1,497            3,270
    Earnings (loss) per common share               .19              (.89)             .18              .39




                                             First          Second            Third                 Fourth
                                            Quarter           Quarter         Quarter              Quarter
(In Thousands, Except Per Share Data)      (16 weeks)      (12 weeks)        (12 weeks)         (13 weeks)
                                           ---------------------------------------------------------------
Year Ended December 31, 1995 1
    Net revenues                            $41,858          $33,676          $34,091              $37,932
    Income from operations                    3,120            2,520            2,449                3,049
    Net earnings                              1,242           1,493             6,050                1,805
    Earnings per common share                   .15            .18                .72                  .21


 1 The income tax expense and net earnings for 1995 represent pro forma amounts (see Notes 2 and 10).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 8, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 8, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 8, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 8, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)      1.      Financial Statements:  See Item 8.

         2.      Financial Statement Schedules

                 Not Applicable

         3.      Management Contracts and Compensatory Plans and Arrangements

                 -        O'Charley's Inc. 1985 Stock Option Plan (included as
                          Exhibit 10.11)
                 - O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.12)
                 - First Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.13)
                 - Second Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.14)
                 - O'Charley's 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.15)
                 -        CHUX Ownership Plan (included as Exhibit 10.16)
                 - Severance Agreement and General Release, dated September 9, 1996, by and between O'Charley's Inc. and Charles F. McWhorter (included as Exhibit 10.20)
                 - Severance Compensation Agreement, dated September 16, 1996, by and between O'Charley's Inc. and Gregory L. Burns (included as Exhibit 10.21)

         4.      Exhibits:

Exhibit
Number                                     Description
-------                                    -----------
 2               ----     Amended and Restated Agreement and Plan of Merger
                          dated as of November 16, 1995 by and between O'Charley's Inc. and Shoex, Inc. (incorporated by reference to Exhibit 2 of the Company's Current
                          Report on Form 8-K dated January 5, 1996)

 3.1             ----     Restated Charter of the Company (incorporated by
                          reference to Exhibit 3.1 of the Company's
                          Registration Statement on Form S-1, Registration No.
                          33-35170)

 3.2             ----     Amended and Restated Bylaws of the Company
                          (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 30, 1990)

 4.1             ----     See Exhibits 3.1 and 3.2 for provisions of the
                          Restated Charter and the Amended and Restated Bylaws defining the rights of holders of the Common Stock of the Company.

 4.2             ----     Form of Stock Certificate for the Common Stock of the
                          Company (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1,
                          Registration No. 33-35170).

10.1             ----     Lease dated May 1, 1987 between CWF Associates and
                          CWF Corporation and all amendments thereto for 2895
                          Richmond Road, Lexington, KY 40509 (incorporated by reference to Exhibit 10.1 of the Company's
                          Registration Statement on Form S-1, Registration No.
                          33-35170)

10.2             ----     Lease Agreement and Option to Purchase dated May 1,
                          1987 between CWF Associates and O'Charley's Inc. for equipment located at 2895 Richmond Road, Lexington,
                          KY (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1,
                          Registration No. 33-35170)

10.3             ----     Lease dated August 15, 1987 between CWF Associates
                          and O'Charley's Inc. and all amendments thereto for improvements located at 17 White Bridge Road,
                          Nashville, TN (incorporated by reference to Exhibit
                          10.3 of the Company's Registration Statement on Form
                          S-1, Registration No.  33-35170)

10.4             ----     Lease Agreement and Option to Purchase dated August
                          15, 1987 between CWF Associates and O'Charley's Inc.
                          for equipment located at 17 White Bridge Road, Nashville, TN (incorporated by reference to Exhibit
                          10.4 of the Company's Registration Statement on Form
                          S-1, Registration No.  33-35170)

10.5             ----     Lease dated October 25, 1985 between Two Mile
                          Partners and CWF Corporation and all amendments thereto for 912 Two Mile Parkway, Goodlettsville, TN
                          (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1,
                          Registration No. 33-35170)

10.6             ----     Lease dated December 30, 1985 between Two Mile
                          Partners and CWF Corporation for 644 N.  Riverside
                          Dr., Clarksville, TN (incorporated by reference to
                          Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.7             ----     Lease dated September 9, 1985 between Two Mile
                          Partners and CWF Corporation for 1720 U.S. 31-W
                          Bypass Building, Bowling Green, KY (incorporated by reference to Exhibit 10.7 of the Company's
                          Registration Statement on Form S-1, Registration No.
                          33-35170)

10.8             ----     Lease dated December 26, 1986 between Two Mile
                          Partners and CWF Corporation for 1006 Memorial Blvd.,
                          Murfreesboro, TN (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.9             ----     Area Development Agreement dated July 9, 1987,
                          between O'Charley's Inc. and O'Charley's of the Carolinas, Inc. (incorporated by reference to Exhibit
                          10.18 of the Company's Registration Statement on Form
                          S-1, Registration No. 33-35170)

10.10            ----     License Agreement dated July 9, 1987, between
                          O'Charley's Inc. and O'Charley's of the Carolinas,
                          Inc. (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1,
                          Registration No. 33-35170)

10.11            ----     O'Charley's Inc. 1985 Stock Option Plan (incorporated
                          by reference to Exhibit 10.27 of the Company's
                          Registration Statement on Form S-1, Registration No.
                          33-35170)

10.12            ----     O'Charley's Inc. 1990 Employee Stock Plan
                          (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1,
                          Registration No. 33-35170)

10.13            ----     First Amendment to O'Charley's Inc. 1990 Employee
                          Stock Plan (incorporated by reference to Exhibit
                          10.24 of the Company's Annual Report on Form 10-K for the year ended December 29, 1991)

10.14            ----     Second Amendment to O'Charley's Inc. 1990 Employee
                          Stock Plan (incorporated by reference to Exhibit
                          10.23 of the Company's Annual Report on Form 10-K for the year ended December 26, 1993)

10.15            ----     O'Charley's Inc. 1991 Stock Option Plan for Outside
                          Directors, As Amended (incorporated by reference to
                          Exhibit 10.25 of the Company's Annual Report on Form
                          10-K for the year ended December 27, 1992)

10.16            ----     CHUX Ownership Plan (incorporated by reference to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993)

10.17            ----     Lease Agreement dated as of December 30, 1990 between
                          Two Mile Partners, II and O'Charley's Inc.
                          (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 30, 1990)

10.18            ----     Amended and Restated Revolving Credit Agreement,
                          dated as of November 22, 1996, among O'Charley's Inc.
                          and Mercantile Bank of St. Louis National
                          Association, Bank One, Dayton, N.A., NationsBank of
                          Tennessee, N.A., as Co-Agent, and First American
                          National Bank, as Agent

10.19            ----     Registration Rights Agreement dated as of January 5,
                          1996 by and among O'Charley's Inc., R.  Wayne
                          Browning, Gregory L. Burns, Mike Martin and David K.
                          Wachtel, Jr. (incorporated by reference to Exhibit
                          10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.20            ----     Severance Agreement and General Release, dated
                          September 9, 1996, by and between O'Charley's Inc.
                          and Charles F. McWhorter

10.21            ----     Severance Compensation Agreement, dated September 16,
                          1996, by and between O'Charley's Inc. and Gregory L.
                          Burns

11               ----     Statement re computation of earnings per common share

23.1             ----     Consent of KPMG Peat Marwick, LLP

27               ----     Financial Data Schedule (for SEC use only)



(b) During the quarter ended December 29, 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee.

                                     O'CHARLEY'S INC.


Date: March 28, 1997                 By:     /s/ Gregory L. Burns
                                             ---------------------------------
                                             Gregory L. Burns
                                             President, Chief Executive
                                             Officer, and Chairman of
                                             the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

            Signature                                    Title                                   Date
-------------------------------------          -----------------------------------             ---------------
/s/ Gregory L. Burns                           President, Chief Executive Officer,             March 28, 1997
-------------------------------------          and Chairman of the Board
(Gregory L. Burns)

/s/ A. Chad Fitzhugh                           Chief Financial Officer, Secretary,             March 28, 1997
-------------------------------------          and Treasurer
(A. Chad Fitzhugh)

/s/ John W. Stokes, Jr.                        Director                                        March 28, 1997
-------------------------------------
(John W. Stokes, Jr.)

/s/ Richard Reiss, Jr.                         Director                                        March 28, 1997
-------------------------------------
(Richard Reiss, Jr.)

/s/ G. Nicholas Spiva                          Director                                        March 28, 1997
-------------------------------------
(G. Nicholas Spiva)

/s/ H. Steve Tidwell                           Director                                        March 28, 1997
-------------------------------------
(H. Steve Tidwell)

/s/ C. Warren Neel                             Director                                        March 28, 1997
-------------------------------------
(C. Warren Neel)

/s/ Samuel H. Howard                           Director                                        March 28, 1997
-------------------------------------
(Samuel H. Howard)

/s/ Shirley A. Zeitlin                         Director                                        March 28, 1997
-------------------------------------
(Shirley A. Zeitlin)

                              Index to Exhibits

Exhibit
Number                                     Description
-------                                    -----------
 2               ----     Amended and Restated Agreement and Plan of Merger
                          dated as of November 16, 1995 by and between O'Charley's Inc. and Shoex, Inc. (incorporated by reference to Exhibit 2 of the Company's Current
                          Report on Form 8-K dated January 5, 1996)

 3.1             ----     Restated Charter of the Company (incorporated by
                          reference to Exhibit 3.1 of the Company's
                          Registration Statement on Form S-1, Registration No.
                          33-35170)

 3.2             ----     Amended and Restated Bylaws of the Company
                          (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 30, 1990)

 4.1             ----     See Exhibits 3.1 and 3.2 for provisions of the
                          Restated Charter and the Amended and Restated Bylaws defining the rights of holders of the Common Stock of the Company.

 4.2             ----     Form of Stock Certificate for the Common Stock of the
                          Company (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1,
                          Registration No. 33-35170).

10.1             ----     Lease dated May 1, 1987 between CWF Associates and
                          CWF Corporation and all amendments thereto for 2895
                          Richmond Road, Lexington, KY 40509 (incorporated by reference to Exhibit 10.1 of the Company's
                          Registration Statement on Form S-1, Registration No.
                          33-35170)

10.2             ----     Lease Agreement and Option to Purchase dated May 1,
                          1987 between CWF Associates and O'Charley's Inc. for equipment located at 2895 Richmond Road, Lexington,
                          KY (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1,
                          Registration No. 33-35170)

10.3             ----     Lease dated August 15, 1987 between CWF Associates
                          and O'Charley's Inc. and all amendments thereto for improvements located at 17 White Bridge Road,
                          Nashville, TN (incorporated by reference to Exhibit
                          10.3 of the Company's Registration Statement on Form
                          S-1, Registration No.  33-35170)

10.4             ----     Lease Agreement and Option to Purchase dated August
                          15, 1987 between CWF Associates and O'Charley's Inc.
                          for equipment located at 17 White Bridge Road, Nashville, TN (incorporated by reference to Exhibit
                          10.4 of the Company's Registration Statement on Form
                          S-1, Registration No.  33-35170)

10.5             ----     Lease dated October 25, 1985 between Two Mile
                          Partners and CWF Corporation and all amendments thereto for 912 Two Mile Parkway, Goodlettsville, TN
                          (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1,
                          Registration No. 33-35170)

10.6             ----     Lease dated December 30, 1985 between Two Mile
                          Partners and CWF Corporation for 644 N.  Riverside
                          Dr., Clarksville, TN (incorporated by reference to
                          Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.7             ----     Lease dated September 9, 1985 between Two Mile
                          Partners and CWF Corporation for 1720 U.S. 31-W
                          Bypass Building, Bowling Green, KY (incorporated by reference to Exhibit 10.7 of the Company's
                          Registration Statement on Form S-1, Registration No.
                          33-35170)

10.8             ----     Lease dated December 26, 1986 between Two Mile
                          Partners and CWF Corporation for 1006 Memorial Blvd.,
                          Murfreesboro, TN (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.9             ----     Area Development Agreement dated July 9, 1987,
                          between O'Charley's Inc. and O'Charley's of the Carolinas, Inc. (incorporated by reference to Exhibit
                          10.18 of the Company's Registration Statement on Form
                          S-1, Registration No. 33-35170)

10.10            ----     License Agreement dated July 9, 1987, between
                          O'Charley's Inc. and O'Charley's of the Carolinas,
                          Inc. (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1,
                          Registration No. 33-35170)

10.11            ----     O'Charley's Inc. 1985 Stock Option Plan (incorporated
                          by reference to Exhibit 10.27 of the Company's
                          Registration Statement on Form S-1, Registration No.
                          33-35170)

10.12            ----     O'Charley's Inc. 1990 Employee Stock Plan
                          (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1,
                          Registration No. 33-35170)

10.13            ----     First Amendment to O'Charley's Inc. 1990 Employee
                          Stock Plan (incorporated by reference to Exhibit
                          10.24 of the Company's Annual Report on Form 10-K for the year ended December 29, 1991)

10.14            ----     Second Amendment to O'Charley's Inc. 1990 Employee
                          Stock Plan (incorporated by reference to Exhibit
                          10.23 of the Company's Annual Report on Form 10-K for the year ended December 26, 1993)

10.15            ----     O'Charley's Inc. 1991 Stock Option Plan for Outside
                          Directors, As Amended (incorporated by reference to
                          Exhibit 10.25 of the Company's Annual Report on Form
                          10-K for the year ended December 27, 1992)

10.16            ----     CHUX Ownership Plan (incorporated by reference to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993)

10.17            ----     Lease Agreement dated as of December 30, 1990 between
                          Two Mile Partners, II and O'Charley's Inc.
                          (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 30, 1990)

10.18            ----     Amended and Restated Revolving Credit Agreement,
                          dated as of November 22, 1996, among O'Charley's Inc.
                          and Mercantile Bank of St. Louis National
                          Association, Bank One, Dayton, N.A., NationsBank of
                          Tennessee, N.A., as Co-Agent, and First American
                          National Bank, as Agent

10.19            ----     Registration Rights Agreement dated as of January 5,
                          1996 by and among O'Charley's Inc., R.  Wayne
                          Browning, Gregory L. Burns, Mike Martin and David K.
                          Wachtel, Jr. (incorporated by reference to Exhibit
                          10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

10.20            ----     Severance Agreement and General Release, dated
                          September 9, 1996, by and between O'Charley's Inc.
                          and Charles F. McWhorter

10.21            ----     Severance Compensation Agreement, dated September 16,
                          1996, by and between O'Charley's Inc. and Gregory L.
                          Burns

11               ----     Statement re computation of earnings per common share

23.1             ----     Consent of KPMG Peat Marwick, LLP

27               ----     Financial Data Schedule (for SEC use only)