Form 10-Q
period 1997-04-20
O CHARLEYS INC
filed 1997-06-04
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 20, 1997

                        Commission file number   O-18629
                                                 -------

                                O'Charley's Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Tennessee                                    62-1192475
     ------------------------------                      ----------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


 3038 Sidco Drive, Nashville, Tennessee                         37204
----------------------------------------                       --------
(Address of principal executive offices)                      (Zip Code)


                               (615) 256-8500
              --------------------------------------------------
             (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X    No
                                                    -----     -----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


           Class                          Outstanding as of May 27, 1997
           -----                          ------------------------------
   Common Stock, no par value                     7,880,571 shares

                                O'Charley's Inc.

                                    Form 10-Q

                        For Quarter Ended April 20, 1997



                                      Index

                                                                            Page No.
                                                                            -------
Part I -  Financial Information

     Item 1. Financial statements:
             Balance sheets as of April 20, 1997 and
               December 29, 1996                                                3

             Statements of earnings for the sixteen weeks
               ended April 20, 1997 and April 21, 1996                          4

             Statements of cash flows for the sixteen weeks
               ended April 20, 1997 and April 21, 1996                          5

             Notes to unaudited financial statements                            6

     Item 2. Management's discussion and analysis of
               financial condition and results of operations                 7-10

Part II - Other Information

     Item 1. Legal Proceedings                                                 11

     Item 4. Submission of matters to a vote of security holders               11

     Item 6. Exhibits and reports on form 8-K                                  11

Signatures                                                                     12


                                O'Charley's Inc.
                                 Balance Sheets

                             (dollars in thousands)

                                                            April 20,    December 29,
                                                               1997          1996
                                                            ---------    ------------
                 Assets
Current Assets:
  Cash                                                       $  1,552      $  1,616
  Accounts receivable                                           1,555         1,546
  Inventories                                                   6,973         4,505
  Preopening costs                                              1,385         1,097
  Deferred income taxes                                         2,334         2,334
  Other current assets                                          1,868         1,357
                                                             --------      --------
      Total current assets                                     15,667        12,455

Property and Equipment, net                                   111,082       103,281

Other Assets                                                    1,237         1,423
                                                             --------      --------
                                                             $127,986      $117,159
                                                             ========      ========

      Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                           $  5,026      $  5,022
  Accrued payroll and related expenses                          4,196         3,365
  Accrued expenses                                              7,871         9,162
  Federal, state and local taxes                                3,089         2,461
  Current portion of long-term debt and capitalized
    leases                                                      3,614         3,309
                                                             --------      --------
      Total current liabilities                                23,796        23,319

Deferred Income Taxes                                           1,295         1,295

Long-Term Debt                                                 37,272        29,822

Capitalized Lease Obligations                                  12,374        11,797

Shareholders' Equity:
  Common stock - No par value;authorized, 50,000,000
    shares; issued and outstanding, 7,872,146 in 1997
    and 7,854,368 in 1996                                      29,653        29,592
  Additional paid-in capital                                      652           652
  Retained earnings                                            22,944        20,682
                                                             --------      --------
                                                               53,249        50,926
                                                             --------      --------
                                                             $127,986      $117,159
                                                             ========      ========

                     See notes to financial statements

                                O'Charley's Inc.
                             Statements of Earnings
              Sixteen Weeks Ended April 20, 1997 and April 21, 1996



                                                               1997          1996
                                                             --------      --------
                                                   (in thousands, except per share data)
Revenues:
  Restaurant sales                                           $ 55,945      $ 46,380
  Commissary sales                                                681           690
  Franchise revenue                                                 9             9
                                                             --------      --------
                                                               56,635        47,079
Costs and Expenses:
  Cost of restaurant sales:
    Cost of food, beverage and supplies                        19,476        16,590
    Payroll and benefits                                       17,282        14,309
    Restaurant operating costs                                  8,176         7,167
  Cost of commissary sales                                        649           654
  Advertising, general and administrative expenses              3,723         2,703
  Depreciation and amortization                                 2,829         2,398
                                                             --------      --------
                                                               52,135        43,821
                                                             --------      --------

Income from Operations                                          4,500         3,258

Other(Income)Expense:
  Interest expense, net                                         1,037           699
  Other, net                                                      (71)          108
                                                             --------      --------
                                                                  966           807
                                                             --------      --------

Earnings Before Income Taxes                                    3,534         2,451

Income Tax Expense                                              1,272           882
                                                             --------      --------

Net Earnings                                                 $  2,262      $  1,569
                                                             ========      ========

Earnings per Common Share                                    $   0.27      $   0.19
                                                             ========      ========

Weighted Average Common Shares Outstanding                      8,383         8,423
                                                             ========      ========


                       See notes to financial statements.

                                O'Charley's Inc.
                            Statements of Cash Flows
              Sixteen Weeks Ended April 20, 1997 and April 21, 1996

                                                               1997         1996
                                                             --------      --------
                                                                (in thousands)
Cash Flows from Operating Activities:
  Net earnings                                               $  2,262      $  1,569
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                             2,153         1,753
      Amortization of preopening costs                            676           645
      (Gain)Loss on the sale of assets                             73          (171)
  Changes in assets and liabilities:
    Accounts receivable                                            (8)          (93)
    Inventories                                                (2,468)       (3,036)
    Additions to preopening costs                                (964)         (681)
    Other current assets                                         (512)         (188)
    Accounts payable                                                4          (136)
    Accrued payroll and other accrued expenses                    168        (1,444)
                                                             --------      --------
        Net cash provided by operating activities               1,384        (1,782)

Cash Flows from Investing Activities:
  Additions to property and equipment                          (9,123)       (8,904)
  Proceeds from the sale of assets                              1,025           171
  Other, net                                                      173           143
                                                             --------      --------
        Net cash used by investing activities                  (7,925)       (8,590)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                  7,500        11,100
  Payments on long-term debt and capitalized
    lease obligations                                          (1,092)       (2,390)
  Distribution to Shoex, Inc. shareholders                       --            (315)
  Exercise of employee incentive stock options                     69            35
                                                             --------      --------
        Net cash provided by financing activities               6,477         8,430
                                                             --------      --------
Decrease in Cash                                                  (64)       (1,942)

Cash at Beginning of the Period                                 1,616         2,576
                                                             --------      --------
Cash at End of the Period                                    $  1,552      $    634
                                                             ========      ========


                       See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
              Sixteen Weeks Ended April 20, 1997 and April 21, 1996


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

     These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

B. Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share (FAS 128) which specifies the computations, presentation and disclosure requirements for earnings per share for publicly held companies. FAS 128 replaces Accounting Principles Board Opinion No. 15 and is effective for both interim and annual periods ending after December 15, 1997 with earlier application not permitted. Management believes that the Company's adoption of this standard, when effective, will not have a significant impact on the Company's financial statements.

                                O'Charley's Inc.
Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Sixteen Weeks Ended April 20, 1997 and April 21, 1996


Results of Operations

    The following table highlights the operating results for the first quarters of 1997 and 1996 as a percentage of total revenue unless otherwise indicated. Each of the quarters is comprised of 16 weeks.

                                                    First Quarter
                                                 --------------------
                                                  1997          1996
                                                 ------        ------
    Revenues:
       Restuarant sales                           98.8%         98.5%
       Commissary sales                            1.2%          1.5%
                                                 ------        ------
                                                 100.0%        100.0%
    Costs and Expenses:
       Cost of restaurant sales: (1)
        Cost of food, beverage and supplies       34.8%         35.8%
        Payroll and benefits                      30.9%         30.9%
        Restaurant operating costs                14.6%         15.4%
                                                 ------        ------
                                                  80.3%         82.1%

        Restaurant operating margin               19.7%         17.9%

       Cost of commissary sales (2)               95.3%         94.8%
       Advertising, general and
        administrative expenses                    6.6%          5.7%
       Depreciation and amortization               5.0%          5.1%

    Other(Income)Expense:
       Interest expense, net                       1.8%          1.5%
       Other, net                                 -0.1%          0.2%

    Earnings Before Income Taxes                   6.2%          5.2%

    Net Earnings                                   4.0%          3.3%
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

    TOTAL REVENUES in the first quarter of 1997 increased $9,556,000 or 20.3% primarily as a result of operating additional stores in 1997 and an increase in same store sales of 4.7%. The following table presents the number of restaurants in operation for each of the respective first quarters:

                                                      1997           1996
                                                      ----           ----
     Beginning number of Company restaurants            69             61
     Newly opened during the quarter                     6              5
                                                        --             --
     Ending number of Company restaurants               75             66
                                                        ==             ==

    Management believes the increase in same store sales was primarily the result of a new menu and advertising campaign which was introduced in September 1996, milder winter weather in 1997 as compared to 1996 and a menu price increase of approximately 1.4% taken in the last 6 weeks of the first quarter of 1997. An increase in customer traffic contributed to the increase in same store sales while the Company's check average was slightly down due to promotional discounts during the quarter.

    RESTAURANT OPERATING MARGIN, defined as restaurant sales less cost of restaurant sales, increased $2.7 million or 32.4% in the first quarter of 1997. As a percentage of restaurant sales, the restaurant operating margin increased 1.8% in 1997 to 19.7% from 17.9%. This percentage increase was due to a percentage decrease in the cost of food, beverage and supplies and restaurant operating costs.

    COST OF FOOD, BEVERAGE AND SUPPLIES as a percentage of restaurant sales decreased 1.0% in the first quarter of 1997. This decrease was primarily attributable to cost reductions in certain high volume food commodities, increased purchasing power and operating efficiencies of the Company's commissary and overall lower produce costs due primarily to potatoes. The new menu introduced in the fourth quarter of 1996 slightly lowered the overall food cost percentage.

    PAYROLL AND BENEFITS as a percentage of restaurant sales was unchanged for the first quarter of 1997. Increases in store bonus expense, wage rates and vacation expense were offset by certain employee benefit cost reductions including workers compensation, health insurance and economies achieved from overall higher sales volume. The increase in store bonus expense was a result of the higher bonuses earned by store management upon the improvement in restaurant level profits in 1997 as compared to 1996. The federal minimum wage rate will increase another $.50 per hour on October 1, 1997, which will have a slight impact on payroll costs in the fourth quarter of 1997.

    RESTAURANT OPERATING COSTS include certain expenses which are primarily fixed and do not fluctuate greatly with changes in revenues. As a percentage of restaurant sales, the restaurant operating costs decreased .8% to 14.6% in the first quarter of 1997. The Company continued to lower the restaurant operating cost percentages by allocating certain supervisory and overhead costs over a greater number of stores and higher average unit sales. The Company has generally opened new stores in existing geographical markets since January 1996 which has contributed to a slower growth rate in certain expenses, particularly supervisory costs. Additionally, rent expense as a percentage of restaurant sales was lower as the Company continued to purchase most of its restaurant sites.

    ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES as a percentage of total revenue increased .9% in the first quarter of 1997. The increase was primarily due to an increase in the amount of advertising expenditures and bonus expense. The Company continued its television and radio advertising campaign in the first quarter of 1997 which was introduced in the fall of 1996 in conjunction with its new menu. These increased amounts of advertising expenses, approximately 2.9% of restaurant sales in 1997 as compared to approximately 2.2% in 1996, are expected to continue into the second quarter of 1997. Bonus expense increased primarily due to an increase in executive bonus compensation which is based in part on a formula of increased profits.

    DEPRECIATION AND AMORTIZATION EXPENSE as a percentage of total revenues decreased .1% in 1997. This decrease is primarily due to pre-opening amortization not increasing relative to the higher revenues.

    INTEREST EXPENSE, NET, increased $338,000 or 48.0% in 1997. The increase in interest expense was primarily the result of increased borrowings under the Company's line of credit facility and increased borrowings under capitalized lease obligations to fund the Company's expansion of new restaurants.

    OTHER (INCOME) EXPENSE, NET was net income of $71,000 in 1997 and a net expense of $108,000 in 1996, a $179,000 decrease in net expenses. During the first quarter of 1996, the Company expensed approximately $290,000 in acquisition cost associated with merger of Shoex, Inc., a former franchisee of the Company which owned and operated six O'Charley's restaurants in Alabama.

    INCOME TAXES as a percentage of pretax earnings were 36.0% for both quarters in 1997 and 1996.


Liquidity and Capital Resources

    During the first quarter of 1997, the Company expended approximately $11.0 million in capital expenditures for new stores and improvements to existing facilities. Additionally, the Company made $1.1 million in principal reductions in its capitalized lease obligations and long-term debt. These cash outlays were funded primarily by borrowings of $7.5 million on the Company's line of credit facility, borrowings under capitalized lease obligations of approximately $1.9 million, $1.4 million in cash provided by operating activities and approximately $1.0 million in proceeds from the sale of certain assets.

      The Company has a revolving unsecured credit facility of $70 million which expires November 30, 1999. The credit facility requires monthly interest payments at a floating rate based on the bank's prime rate plus or minus a certain percentage spread in the LIBOR rate plus a certain percentage spread. The interest rate spread on the facility may vary and will be recalculated quarterly based on certain financial ratios achieved by the Company. The facility includes a provision to extend the maturity annually by one year beginning on the first anniversary of the facility. At April 20, 1997, $36.5 million was outstanding under the facility compared to $29 million at December 29, 1996. The increase in borrowings is primarily attributable to the expenditures incurred for new stores and remodeling costs. At April 20, 1997, the $36.5 million outstanding carried interest rates from 6.8% (LIBOR rate plus 1.25%) to 8.0% (prime minus .5%). The Company is in compliance with the financial and other covenants of the credit facility.

     The Company opened 6 new stores in the first quarter of 1997. As of April 20, 1997, the Company had 3 additional restaurants under construction, all of which are expected to open in the second quarter of 1997. For fiscal year 1997, the Company expects to open between 12 and 14 new company-owned restaurants. Management estimates that the Company will spend approximately $34 million in capital expenditures in 1997. Actual capital expenditures may increase based on a number of factors, including the timing of additional purchases of future restaurant sites. The Company intends to continue to finance the furniture, fixtures and equipment for its new stores with capitalized lease obligations. Management believes that available cash, cash generated from operations and borrowings under its available credit facility and capitalized lease obligations will be sufficient to finance its operations and expected growth through 1998.

      During the fourth quarter of 1996, a consent decree approving the definitive settlement agreement of a two-year old class action lawsuit alleging racial discrimination against the Company was approved by the U.S. District Court. The settlement agreement created a settlement pool of $4.8 million for the benefit of present and past African-American employees of O'Charley's (the "Class") whose claims arose on or after March 31, 1992 and reserved $700,000 for claims administration and fees, and included $2.0 million for the attorneys representing the Class. The total settlement amount of $7.5 million plus an additional $1.0 million for legal and other expenses related to the settlement was recorded in the second quarter of 1996. In the fourth quarter of 1996, a $2.3 million adjustment to the original $7.5 million accrual was recorded as income as a result of the relatively low number of claims submitted by members of the announced plaintiff class. After recalculating the actual level of participation, the total settlement amount is approximately $5.2 million of which approximately $750,000 will be paid through the issuance of Company stock and the remainder of $4.5 million will be paid in cash. As of April 20, 1997, approximately $2.3 million had been paid with the additional outlay of approximately $2.2 million expected to be paid in the second quarter of 1997. The additional cash will be funded by additional borrowings under the Company's $70 million credit facility.

      The Company does not believe that inflation has had a material effect on net earnings during the past several years. The Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in operating costs.

Part II - Other Information

   Item 1. Legal Proceedings

      On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company, Mr. Burns, David K. Wachtel, Jr., and Charles F. McWhorter (Messrs. Wachtel and McWhorter are former directors and executive officers of the Company). The suit was later transferred to the United States District Court for the Middle District of Tennessee. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. The suit sought actual , compensatory and punitive damages in an unspecified amount. The court approved a consent decree approving the definitive settlement of the suit on December 18, 1996. The settlement agreement created a settlement pool of $4.8 million for the benefit of the class members and reserved $700,000 for claims administration and fees, and included $2.0 million for the attorneys representing the class and an additional $1.0 million for legal and other expenses related to the settlement. Less than 30% of the estimated pool of class members submitted claims against the settlement fund. Therefore, an adjustment of approximately $2.3 million was made to the settlement fund in December 1996.

    Item 4. Submission of Matters to a Vote of Security Holders

      On May 8, 1997, the Company held its Annual Meeting of Shareholders. The Shareholders approved each of the items submitted for vote. The items voted on at the meeting and the results of the votes are as follows:

       1. The election of two Class I directors to hold office for a term of three years and until their successors are elected and qualified;

          Director                         For                   Abstain
          --------                         ---                   -------
          Gregory L. Burns               4,613,076              1,095,926
          C. Warren Neel                 4,619,858              1,089,144

          In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which this term expires:

          Name                         Term Expires
          ----                         ------------
          Shirley A. Zeitlin               1999
          G. Nicholas Spiva                1999
          Richard Reiss, Jr.               1999
          Samuel H. Howard                 1998
          John W. Stokes, Jr.              1998
          H. Steve Tidwell                 1998


  Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:
         27 Financial Data Schedule (for SEC use only)

        (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the sixteen weeks ended April 20, 1997.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   O'Charley's Inc.
                                   (Registrant)


Date:   6/3/97                     By:  /s/ Gregory L. Burns
     -------------                     -----------------------
                                       Gregory L. Burns
                                       President and
                                       Chief Executive Officer


Date:   6/3/97                     By:  /s/ A. Chad Fitzhugh.
     -------------                     -----------------------
                                       A. Chad Fitzhugh
                                       Chief Financial Officer