Form 10-Q/A
period 1996-10-06
O CHARLEYS INC
filed 1997-08-13
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                                   Form 10-Q/A

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
                                                      =======            =======




                       See notes to financial statements.
                                      -4-

                                O'Charley's Inc.
                             Statements of Earnings
             Forty Weeks Ended October 6, 1996 and October 1, 1995




                                                       1996               1995
                                                 ----------------    -----------------
                                                 (in thousands, except per share data)
Revenues:
  Restaurant sales                                   $123,018           $101,455
  Commissary sales                                      1,817              8,149
  Franchise revenue                                        24                 21
                                                     --------           --------
                                                      124,859            109,625
Costs and Expenses:
  Cost of restaurant sales:
    Cost of food, beverage and supplies                44,228             37,405
    Payroll and benefits                               38,258             30,372
    Restaurant operating costs                         18,772             15,350
  Cost of commissary sales                              1,731              7,781
  Advertising, general and administrative expenses      6,947              6,150
  Depreciation and amortization                         6,128              4,478
  Asset revaluation                                     5,110                  -
                                                     --------           --------
                                                      121,174            101,536
                                                     --------           --------

Income from Operations                                  3,685              8,089

Other(Income)Expense:
  Interest expense, net                                 1,945              1,562
  Litigation                                            8,500              1,000
  Other, net                                               36             (8,358)
                                                     --------           --------
                                                       10,481             (5,796)
                                                     --------           --------

Earnings (Loss) Before Income Taxes                    (6,796)            13,885

Income Tax Expense (Benefit)                           (2,379)             5,100
                                                     --------           --------

Net Earnings (Loss)                                  $ (4,417)          $  8,785
                                                     ========           ========


Earnings (Loss) per Common Share                     $  (0.57)          $   1.04
                                                     ========           ========

Weighted Average Common Shares Outstanding              7,789              8,450
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

B. Litigation

     On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company and certain of its current and previous officers. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. In June 1996, the U.S. District Court Judge ruled that the pending lawsuit would proceed provisionally as a class action. On July 22, 1996, the Company agreed to a preliminary settlement which was approved on November 15, 1996 by the U.S. District Court. Under the settlement, the Company will pay to members of the class and their counsel up to $7.5 million, consisting of $6.1 million in cash and $1.4 million in O'Charley's common stock. The Company charged to earnings the $7.5 million and an additional $1.0 million for legal and related expenses incurred and anticipated to be incurred in connection with the settlement. The settlement and related reserves resulted in a second quarter charge to earnings of approximately $5.5 million after-tax or $.71 per share.

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

     On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company and certain of its current and previous officers. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. The lawsuit was originally set for trial in April 1995, however, on March 17, 1995 the Court continued the trial until such time as the Court was able to resolve the motions pending before it, including those relating to whether the litigation would proceed as a class action. Anticipating an April trial, in the first quarter of 1995, the Company reserved a total of $1.0 million for legal and other expenses expected to be incurred in defending this litigation. In June 1996, the U.S. District Court Judge ruled that the pending lawsuit would proceed provisionally as a class action. Due to the significant distraction this lawsuit has had on management and the uncertainty it has caused in the market place, the Company, on July 22, 1996, agreed to a preliminary settlement which was approved on November 15, 1996 by the U.S. District Court. Under the settlement, the Company will pay up to $7.5 million to the members of the class and their counsel, consisting of $6.1 million in cash and $1.4 million in O'Charley's common stock. The Company charged to earnings in the second quarter the $7.5 million and an additional $1.0 million reserve for legal and related expenses incurred and anticipated to be incurred in connection with the settlement. The settlement and related reserves resulted in a second quarter charge to earnings of approximately $5.5 million after-tax or $.71 per share. The Company anticipates having to borrow funds from its revolving credit facility to pay for this settlement. The Company has received the consent of its bank group for the proposed settlement amount.

Part II - Other Information


  Item 1.  Legal Proceedings

     On February 15, 1994, a purported class action suit was filed in the United States District Court in the Western District of Tennessee against the Company and certain of its current and previous officers. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. The lawsuit was originally set for trial in April 1995, however, on March 17, 1995 the Court continued the trial until such time as the Court was able to resolve the motions pending before it, including those relating to whether the litigation would proceed as a class action. Anticipating an April trial, in the first quarter of 1995, the Company reserved a total of $1.0 million for legal and other expenses expected to be incurred in defending this litigation. In June 1996, the U.S. District Court Judge ruled that the pending lawsuit would proceed provisionally as a class action. Due to the significant distraction this lawsuit has had on management and the uncertainty it has caused in the market place, the Company, on July 22, 1996, agreed to a preliminary settlement which was approved on November 15, 1996 by the U.S. District Court. Under the settlement, the Company will pay up to $7.5 million to the members of the class and their counsel, consisting of $6.1 million in cash and $1.4 million in O'Charley's common stock. The Company charged to earnings in the second quarter the $7.5 million and an additional $1.0 million reserve for legal and related expenses incurred and anticipated to be incurred in connection with the settlement. The settlement and related reserves resulted in a second quarter charge to earnings of approximately
$5.5 million after-tax or $.71 per share. The Company anticipates having to borrow funds from its revolving credit facility to pay for this settlement.
The Company has received the consent of its bank group for the proposed settlement amount.

  Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27  Financial Data Schedule (for SEC use only)

     (a)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the twelve weeks ended October 6, 1996

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                   O'Charley's Inc.
                                   (Registrant)


Date:  August 13, 1997             By:  /s/ Gregory L. Burns
     -----------------------            --------------------------
                                        Gregory L. Burns
                                        President and
                                        Chief Executive Officer