Form 10-K/A
period 1996-12-29
O CHARLEYS INC
filed 1997-08-13
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1

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

                               O'CHARLEY'S INC.

                                 Form 10-K/A
                              Table of Contents

                                                                                    Page
                                                                                    ----
Part I

        Item 1:  Business - Omitted
        Item 2:  Properties - Omitted
        Item 3:  Legal Proceedings - Omitted
        Item 4:  Submission of Matters to a Vote of Shareholders -
                      Omitted

Part II

        Item 5:  Market for the Registrant's Common Stock and Related
                      Stockholder Matters - Omitted
        Item 6:  Selected Financial Data............................................    5
        Item 7:  Management's Discussion and Analysis of
                      Financial Conditions and Results of
                      Operations - Omitted
        Item 8:  Financial Statements and Supplementary Data........................    7
        Item 9:  Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure -
                       Omitted

Part III

        Item 10: Directors and Executive Officers of the Registrant -
                      Omitted
        Item 11: Executive Compensation - Omitted
        Item 12: Security Ownership of Certain Beneficial
                      Owners and Management - Omitted
        Item 13: Certain Relationships and Related Transactions -
                      Omitted

Part IV

        Item 14: Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K...................................................    25


                                O'CHARLEY'S INC.

                                     PART I

ITEM 1. BUSINESS - Omitted from this Form 10-K/A

ITEM 2.  PROPERTIES - Omitted from this Form 10-K/A


ITEM 3.  LEGAL PROCEEDINGS - Omitted from this Form 10-K/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS - Omitted from this Form 10-K/A

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS - Omitted from this Form 10-K/A

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth the selected financial data for each of the years in the five-year period ended December 29, 1996. Each fiscal year has been restated to reflect the combined operations of the Company and Shoex as their merger was accounted for as a pooling-of-interests.

                                             December 29,   December 31,   December 25,   December 26,  December 27,
(In Thousands, Except Per Share Data)           1996           1995           1994            1993          1992
                                             -----------------------------------------------------------------------
For the Year Ended
RESULTS OF OPERATIONS
    Revenues                                    $164,530      $147,557       $122,697       $95,586        $82,542
    Restaurant Operating Margin                   29,320        25,016         19,904        14,416         12,193
    Advertising, General and
         Administrative Expenses                   9,370         8,187          7,717         5,894          5,116
    Depreciation and Amortization                  8,141         6,164          4,711         3,437          3,479
    Litigation                                     6,200         1,000             --            --            --
    Income From Operations                         6,838        11,138          8,051         5,582          4,067
    Asset Revaluation                              5,110            --             --            --            --
    Earnings (Loss) Before
         Income Taxes                             (1,944)       16,662          7,465         5,085          3,514
    Income Tax Expense (Benefit) 1                  (797)        6,071          2,492         1,867          1,277
    Net Earnings (Loss) 1                         (1,147)       10,591          4,973         3,218          2,237
                                                ------------------------------------------------------------------
PER SHARE DATA
    Net Earnings (Loss) 1                       $  (0.15)        $1.26          $0.61         $0.42         $0.31
    Weighted Average Common
         Shares Outstanding                        7,802         8,438          8,137         7,689         7,279
                                                -----------------------------------------------------------------
At Year End
FINANCIAL POSITION
    Cash                                          $1,616        $2,576         $1,727        $1,180         $1,049
    Working Capital                              (10,864)       (7,344)        (3,050)       (3,327)        (1,946)
    Property and Equipment, net                  103,281        81,512         64,609        50,219         37,247
    Total Assets                                 117,159        93,351         76,082        57,971         43,831
    Long-Term Debt                                29,822        11,990         15,140         8,987          3,904
    Capitalized Lease Obligations                 11,797         9,272          5,744         4,697          3,651
    Shareholders' Equity                          50,926        51,787         40,804        33,204         27,897
                                                ------------------------------------------------------------------



 1 The income tax expense, net earnings and per share data for fiscal years 1995, 1994, 1993 and 1992 represent pro forma amounts (see Note 2 and Note 10 in Notes to Financial Statements).


See notes to financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Omitted from this Form 10-K/A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



INDEX TO FINANCIAL STATEMENTS                                             PAGE
-----------------------------                                             ----
Independent Auditors' Report                                                8


Balance Sheets of O'Charley's Inc. as of December 29, 1996
      and December 31, 1995                                                 9


Statements of Operations of O'Charley's Inc. for the years ended
      December 29, 1996, December 31, 1995, and December 25, 1994          10


Statements of Shareholders' Equity of O'Charley's Inc. for the
      years ended December 29, 1996, December 31, 1995,
      and December 25, 1994                                                11


Statements of Cash Flows of O'Charley's Inc. for the years ended
      December 29, 1996, December 31, 1995, and December 25, 1994          12


Notes to Financial Statements                                              13



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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O'Charley's Inc. as of December 29, 1996, and December 31, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 1996, in conformity with generally accepted accounting principles.



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
                                                                             -----------------------------



See notes to financial statements.

                            STATEMENTS OF OPERATIONS



                                                                             Year Ended
                                                             ----------------------------------------------
                                                             December 29,     December 31,     December 25,
(In Thousands, Except Per Share Data)                           1996             1995             1994
                                                             ----------------------------------------------
REVENUES:
    Restaurant sales                                            $162,235         $138,098         $112,183
    Commissary sales                                               2,264            9,429           10,483
    Franchise revenue                                                 31               30               31
                                                                ------------------------------------------
                                                                 164,530          147,557          122,697
COSTS AND EXPENSES:
    Cost of restaurant sales:
         Cost of food, beverage and supplies                      58,184           50,687           41,356
         Payroll and benefits                                     50,227           41,511           33,641
         Restaurant operating costs                               24,504           20,884           17,282
    Cost of commissary sales                                       2,156            8,986            9,939
    Advertising, general and administrative expenses               9,370            8,187            7,717
    Depreciation and amortization                                  8,141            6,164            4,711
    Asset revaluation                                              5,110              --               --
                                                                ------------------------------------------
                                                                 157,692          136,419          114,646
                                                                ------------------------------------------
INCOME FROM OPERATIONS                                             6,838           11,138            8,051

OTHER (INCOME) EXPENSE:
    Interest expense, net                                          2,588            1,920            1,290
    Litigation                                                     6,200            1,000               --
    Other, net                                                        (6)          (8,444)            (704)
                                                                ------------------------------------------
                                                                   8,782           (5,524)             586
                                                                ------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                               (1,944)          16,662            7,465

INCOME TAX EXPENSE (BENEFIT)                                        (797)           5,785            2,236
                                                                ------------------------------------------
NET EARNINGS (LOSS)                                              $(1,147)         $10,877           $5,229
                                                                ------------------------------------------
PRO FORMA DATA:
    Earnings before income taxes as reported                                      $16,662           $7,465
    Pro forma income tax expense                                                    6,071            2,492
                                                                                  ------------------------
    Pro forma net earnings                                                        $10,591           $4,973
                                                                                  ------------------------
EARNINGS (LOSS) PER COMMON SHARE 1                                $(0.15)           $1.26            $0.61
                                                                ------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         7,802            8,438            8,137
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

PER SHARE DATA has been computed on the basis of the weighted average number of shares outstanding, including common stock equivalents, which consist of stock options, except for any reporting period which reflects a net loss, as the inclusion of common stock equivalents in such a period would be anti-dilutive. In determining the number of dilutive common stock equivalents, the Company includes average common shares attributable to dilutive stock options using the treasury stock method. Fully diluted earnings per share is not presented since it approximates earnings per common share.

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


10. INCOME TAXES

The total income tax expense (benefit) for the fiscal years ending in December is allocated as follows:

(In Thousands)                                                1996             1995                 1994
                                                              --------------------------------------------
Earnings                                                      $ (797)          $5,785               $2,236
Shareholders' equity, tax benefit derived from
    non-statutory stock options exercised                       (200)             (77)              (1,100)
                                                              --------------------------------------------
                                                              $ (997)          $5,708               $1,136
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

If compensation cost for these plans had been determined consistent with FAS Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                                                    1996             1995
                                                                                -----------------------------
Net Earnings (Loss):              As reported (pro forma in 1995)               $(1,147,000)      $10,590,000
                                  Pro forma, as adjusted under FAS 123           (1,493,000)       10,303,000
Earnings (Loss) per
 Common Share:                    As reported (pro forma in 1995)                    $(0.15)            $1.26
                                  Pro forma, as adjusted under FAS 123                (0.19)             1.22

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


16. SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 is shown below:


                                                First           Second            Third             Fourth
                                              Quarter          Quarter          Quarter            Quarter
(In Thousands, Except Per Share Data)       (16 weeks)       (12 weeks)       (12 weeks)        (12 weeks)
                                            --------------------------------------------------------------
Year Ended December 29, 1996
    Net revenues                               $47,079           $38,485          $39,295          $39,671
    Income (loss) from operations                3,258            (2,425)           2,852            3,153
    Net earnings (loss)                          1,569            (7,483)           1,497            3,270
    Earnings (loss) per common share               .19              (.96)             .18              .39




                                             First          Second            Third                 Fourth
                                            Quarter           Quarter         Quarter              Quarter
(In Thousands, Except Per Share Data)      (16 weeks)      (12 weeks)        (12 weeks)         (13 weeks)
                                           ---------------------------------------------------------------
Year Ended December 31, 1995 1
    Net revenues                            $41,858          $33,676          $34,091              $37,932
    Income from operations                    3,120            2,520            2,449                3,049
    Net earnings                              1,242           1,493             6,050                1,805
    Earnings per common share                   .15            .18                .72                  .21


 1 The income tax expense and net earnings for 1995 represent pro forma amounts (see Notes 2 and 10).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Omitted from this Form 10-K/A

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Omitted from this Form 10-K/A


ITEM 11. EXECUTIVE COMPENSATION - Omitted from this Form 10-K/A


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT - Omitted from this Form 10-K/A


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Omitted from this Form 10-K/A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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
                          dated as of November 22, 1996, among O'Charley's Inc.
                          and Mercantile Bank of St. Louis National
                          Association, Bank One, Dayton, N.A., NationsBank of
                          Tennessee, N.A., as Co-Agent, and First American
                          National Bank, as Agent*

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
                          September 9, 1996, by and between O'Charley's Inc.
                          and Charles F. McWhorter*

10.21            ----     Severance Compensation Agreement, dated September 16,
                          1996, by and between O'Charley's Inc. and Gregory L.
                          Burns*

11               ----     Statement re computation of earnings per common share

23.1             ----     Consent of KPMG Peat Marwick, LLP

27               ----     Financial Data Schedule (for SEC use only)



(b) During the quarter ended December 29, 1996, the Company filed no reports on Form 8-K.

-------------
* Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     O'CHARLEY'S INC.


Date: August 13, 1997                By:     /s/ Gregory L. Burns
                                             --------------------------
                                             Gregory L. Burns
                                             President, Chief Executive
                                             Officer, and Chairman of
                                             the Board

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
                          dated as of November 22, 1996, among O'Charley's Inc.
                          and Mercantile Bank of St. Louis National
                          Association, Bank One, Dayton, N.A., NationsBank of
                          Tennessee, N.A., as Co-Agent, and First American
                          National Bank, as Agent*

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
                          September 9, 1996, by and between O'Charley's Inc.
                          and Charles F. McWhorter*

10.21            ----     Severance Compensation Agreement, dated September 16,
                          1996, by and between O'Charley's Inc. and Gregory L.
                          Burns*

11               ----     Statement re computation of earnings per common share

23.1             ----     Consent of KPMG Peat Marwick, LLP

27               ----     Financial Data Schedule (for SEC use only)


-------------------
* Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.