Form 10-Q/A
period 1997-07-14
O CHARLEYS INC
filed 1997-08-13
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                AMENDMENT NO.1

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 14, 1996

                    Commission file number           0-18629
                                           -----------------------

                                  O'Charley's Inc.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Tennessee                                      62-1192475
---------------------------------------                 ------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)


 3038 Sidco Drive, Nashville, Tennessee                          37204
---------------------------------------                          ------
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

                                   Form 10-Q/A

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
                                                              ========       =======

                     See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
               Twelve Weeks Ended July 14, 1996 and July 9, 1995




                                                          1996                1995
                                                        ---------          ---------
                                                    (in thousands, except per share data)
Revenues:
  Restaurant sales                                       $37,926            $31,152
  Commissary sales                                           551              2,518
  Franchise revenue                                            8                  6
                                                         -------            -------
                                                          38,485             33,676
Costs and Expenses:
  Cost of restaurant sales:
    Cost of food, beverage and supplies                   13,652             11,465
    Payroll and benefits                                  11,908              9,374
    Restaurant operating costs                             5,783              4,676
  Cost of commissary sales                                   527              2,409
  Advertising, general and administrative expenses         2,099              1,845
  Depreciation and amortization                            1,831              1,387
  Asset revaluation                                        5,110                  -
                                                         -------            -------
                                                          40,910             31,156
                                                         -------            -------

Income (loss) from Operations                             (2,425)             2,520

Other(Income)Expense:
  Interest expense, net                                      641                531
  Litigation                                               8,500                  -
  Other, net                                                 (16)              (308)
                                                         -------            -------
                                                           9,125                223
                                                         -------            -------

Earnings (Loss) Before Income Taxes                      (11,550)             2,297

Income Tax Expense (Benefit)                              (4,067)               804
                                                         -------            -------

Net Earnings (Loss)                                      $(7,483)           $ 1,493
                                                         =======            =======

Earnings (Loss) per Common Share                         $ (0.96)           $  0.18
                                                         =======            =======

Weighted Average Common Shares Outstanding                 7,786              8,356
                                                         =======            =======




                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
            Twenty-Eight Weeks Ended July 14, 1996 and July 9, 1995




                                                          1996               1995
                                                        --------           ---------
                                                   (in thousands, except per share data)
Revenues:
  Restaurant sales                                       $84,306            $69,716
  Commissary sales                                         1,241              5,803
  Franchise revenue                                           17                 15
                                                         -------            -------
                                                          85,564             75,534
Costs and Expenses:
  Cost of restaurant sales:
    Cost of food, beverage and supplies                   30,242             25,677
    Payroll and benefits                                  26,217             20,877
    Restaurant operating costs                            12,950             10,516
  Cost of commissary sales                                 1,181              5,541
  Advertising, general and administrative expenses         4,802              4,277
  Depreciation and amortization                            4,229              3,006
  Asset revaluation                                        5,110                  -
                                                         -------            -------
                                                          84,731             69,894
                                                         -------            -------

Income from Operations                                       833              5,640

Other(Income)Expense:
  Interest expense, net                                    1,340              1,126
  Litigation                                               8,500              1,000
  Other, net                                                  92               (694)
                                                         -------            -------
                                                           9,932              1,432
                                                         -------            -------

Earnings (Loss) Before Income Taxes                       (9,099)             4,208

Income Tax Expense (Benefit)                              (3,185)             1,473
                                                         -------            -------

Net Earnings (Loss)                                      $(5,914)           $ 2,735
                                                         =======            =======

Earnings (Loss) per Common Share                         $ (0.76)           $  0.33
                                                         =======            =======

Weighted Average Common Shares Outstanding                 7,779              8,274
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

    (a) Exhibits

        (10) Agreement and Amendment No. 1 to Revolving Credit Agreement*

        (27) Financial Data Schedule (for SEC use only)

    (a) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the twelve weeks ended July 14, 1996.

----------------
        * Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 14, 1996.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                   O'Charley's Inc.
                                   (Registrant)


Date: August 13, 1997              By: /s/ Gregory L. Burns
      ----------------                 -------------------------------------
                                       Gregory L. Burns
                                       President and Chief Executive Officer