Form 10-Q
period 1997-07-13
O CHARLEYS INC
filed 1997-08-14
CIK 864233

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 13, 1997

                         COMMISSION FILE NUMBER O-18629

                                O'CHARLEY'S INC.
             (Exact name of registrant as specified in its charter)

                  TENNESSEE                                      62-1192475
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

    3038 SIDCO DRIVE, NASHVILLE, TENNESSEE                         37204
   (Address of principal executive offices)                      (Zip Code)

                                 (615) 256-8500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    CLASS                                    OUTSTANDING AS OF
                                                               AUGUST 5, 1997
---------------------------------------------- ----------------------------------------------
          Common Stock, no par value                          7,885,581 shares

================================================================================

                                O'CHARLEY'S INC.

                                   FORM 10-Q

                        FOR QUARTER ENDED JULY 13, 1997

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I -- FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Balance sheets as of July 13, 1997 and December 29,
      1996..................................................       3

     Statements of operations for the twelve weeks ended
      July 13, 1997 and July 14, 1996.......................       4

     Statements of operations for the twenty-eight weeks
      ended July 13, 1997 and July 14, 1996.................       5

     Statements of cash flows for the twenty-eight weeks
      ended July 13, 1997 and July 14, 1996.................       6

     Notes to unaudited financial statements................       7

  Item 2.  Management's discussion and analysis of financial
     condition and results of operations....................       8

PART II -- OTHER INFORMATION

  Item 1.  Legal Proceedings................................      12

  Item 6.  Exhibits and reports on Form 8-K.................      12

Signatures..................................................      13

                                O'CHARLEY'S INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              JULY 13,   DECEMBER 29,
                                                                1997         1996
                                                              --------   ------------
                                       ASSETS
Current Assets:
  Cash......................................................  $  1,683     $  1,616
  Accounts receivable.......................................     1,770        1,546
  Inventories...............................................     5,732        4,505
  Preopening costs..........................................     1,322        1,097
  Deferred income taxes.....................................     1,912        2,334
  Other current assets......................................     2,203        1,357
                                                              --------     --------
          Total current assets..............................    14,622       12,455
Property and Equipment, net.................................   118,389      103,281
Other Assets................................................     1,361        1,423
                                                              --------     --------
                                                              $134,372     $117,159
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  6,226     $  5,022
  Accrued payroll and related expenses......................     4,559        3,365
  Accrued expenses..........................................     7,634        9,162
  Federal, state and local taxes............................     4,117        2,461
  Current portion of long-term debt and capitalized
     leases.................................................     4,052        3,309
                                                              --------     --------
          Total current liabilities.........................    26,588       23,319
Deferred Income Taxes.......................................     1,295        1,295
Long-Term Debt..............................................    38,133       29,822
Capitalized Lease Obligations...............................    13,055       11,797
Shareholders' Equity:
  Common stock -- No par value; authorized, 50,000,000
     shares; issued and outstanding, 7,885,581 in 1997 and
     7,854,368 in 1996......................................    29,694       29,592
  Additional paid-in capital................................       652          652
  Retained earnings.........................................    24,955       20,682
                                                              --------     --------
                                                                55,301       50,926
                                                              --------     --------
                                                              $134,372     $117,159
                                                              ========     ========

                       See notes to financial statements

                                O'CHARLEY'S INC.

                            STATEMENTS OF OPERATIONS
               TWELVE WEEKS ENDED JULY 13, 1997 AND JULY 14, 1996

                                                               1997        1996
                                                              -------    --------
                                                                (IN THOUSANDS,
                                                                    EXCEPT
                                                                PER SHARE DATA)
Revenues:
  Restaurant sales..........................................  $45,710    $ 37,926
  Commissary sales..........................................      694         551
  Franchise revenue.........................................        7           8
                                                              -------    --------
                                                               46,411      38,485
Costs and Expenses:
  Cost of restaurant sales:
     Cost of food, beverage and supplies....................   15,771      13,652
     Payroll and benefits...................................   14,079      11,908
     Restaurant operating costs.............................    6,572       5,783
  Cost of commissary sales..................................      640         527
  Advertising, general and administrative expenses..........    3,016       2,099
  Depreciation and amortization.............................    2,332       1,831
  Asset revaluation.........................................       --       5,110
                                                              -------    --------
                                                               42,410      40,910
                                                              -------    --------
Income (loss) from Operations...............................    4,001      (2,425)
Other (Income) Expense:
  Interest expense, net.....................................      934         641
  Litigation................................................       --       8,500
  Other, net................................................      (76)        (16)
                                                              -------    --------
                                                                  858       9,125
                                                              -------    --------
Earnings (Loss) Before Income Taxes.........................    3,143     (11,550)
Income Tax Expense (Benefit)................................    1,132      (4,067)
                                                              -------    --------
Net Earnings (Loss).........................................  $ 2,011    $ (7,483)
                                                              =======    ========
Earnings (Loss) per Common Share............................  $  0.24    $  (0.96)
                                                              =======    ========
Weighted Average Common Shares Outstanding..................    8,463       7,786
                                                              =======    ========

                       See notes to financial statements.

                                O'CHARLEY'S INC.

                            STATEMENTS OF OPERATIONS
            TWENTY-EIGHT WEEKS ENDED JULY 13, 1997 AND JULY 14, 1996

                                                                1997        1996
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues:
  Restaurant sales..........................................   $101,655    $ 84,306
  Commissary sales..........................................      1,375       1,241
  Franchise revenue.........................................         16          17
                                                               --------    --------
                                                                103,046      85,564
Costs and Expenses:
  Cost of restaurant sales:
     Cost of food, beverage and supplies....................     35,247      30,242
     Payroll and benefits...................................     31,361      26,217
     Restaurant operating costs.............................     14,748      12,950
  Cost of commissary sales..................................      1,289       1,181
  Advertising, general and administrative expenses..........      6,739       4,802
  Depreciation and amortization.............................      5,161       4,229
  Asset revaluation.........................................         --       5,110
                                                               --------    --------
                                                                 94,545      84,731
                                                               --------    --------
Income from Operations......................................      8,501         833
Other (Income) Expense:
  Interest expense, net.....................................      1,971       1,340
  Litigation................................................         --       8,500
  Other, net................................................       (147)         92
                                                               --------    --------
                                                                  1,824       9,932
                                                               --------    --------
Earnings (Loss) Before Income Taxes.........................      6,677      (9,099)
Income Tax Expense (Benefit)................................      2,404      (3,185)
                                                               --------    --------
Net Earnings (Loss).........................................   $  4,273    $ (5,914)
                                                               ========    ========
Earnings (Loss) per Common Share............................   $   0.51    $  (0.76)
                                                               ========    ========
Weighted Average Common Shares Outstanding..................      8,417       7,779
                                                               ========    ========

                       See notes to financial statements.

                                O'CHARLEY'S INC.

                            STATEMENTS OF CASH FLOWS
            TWENTY-EIGHT WEEKS ENDED JULY 13, 1997 AND JULY 14, 1996

                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net earnings (loss).......................................  $  4,273    $ (5,914)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................     3,937       3,101
     Amortization of preopening costs.......................     1,224       1,128
     Asset revaluation adjustment...........................        --       5,110
     Provision for deferred income taxes....................       422      (1,800)
     (Gain) loss on the sale of assets......................        73        (171)
  Changes in assets and liabilities:
     Accounts receivable....................................      (224)       (173)
     Inventories............................................    (1,227)     (2,377)
     Additions to preopening costs..........................    (1,449)     (1,258)
     Other current assets...................................      (847)     (1,313)
     Accounts payable.......................................     1,204         741
     Accrued payroll and other accrued expenses.............     1,324       5,758
                                                              --------    --------
          Net cash provided by operating activities.........     8,710       2,832
Cash Flows from Investing Activities:
  Additions to property and equipment.......................   (16,202)    (14,864)
  Proceeds from the sale of assets..........................     1,025         171
  Other, net................................................        53          49
                                                              --------    --------
          Net cash used by investing activities.............   (15,124)    (14,644)
Cash Flows from Financing Activities:
  Proceeds from long-term debt..............................     8,400      14,137
  Payments on long-term debt and capitalized lease
     obligations............................................    (2,021)     (3,023)
  Distribution to Shoex, Inc. shareholders..................        --        (315)
  Exercise of employee incentive stock options..............       102         111
                                                              --------    --------
          Net cash provided by financing activities.........     6,481      10,910
                                                              --------    --------
Increase (Decrease) in Cash.................................        67        (902)
Cash at Beginning of the Period.............................     1,616       2,576
                                                              --------    --------
Cash at End of the Period...................................  $  1,683    $  1,674
                                                              ========    ========

                       See notes to financial statements.

                                O'CHARLEY'S INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
            TWENTY-EIGHT WEEKS ENDED JULY 13, 1997 AND JULY 14, 1996

A. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

     In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

     These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 29, 1996.

B. EARNINGS PER SHARE

     Earnings per share has been computed on the basis of the weighted average number of shares outstanding, including common stock equivalents, which consist of stock options, except for those reporting periods which reflect a net loss, as the inclusion of common stock equivalents in such periods would be anti-dilutive. In determining the number of dilutive common stock equivalents, the Company includes average commons shares attributable to dilutive stock options using the treasury stock method. Fully diluted earnings per share is not presented since it approximates earnings per share.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which establishes standards for the computation, presentation and disclosure requirements for earnings per share. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, and fully diluted earnings per share with diluted earnings per share. It also requires all entities, other than those with simple capital structures, to present basic and diluted per-share amounts on the face of the income statement. FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Upon adoption, all calculations of prior period earnings per share will be restated to conform with FAS 128.

     The Company's pro forma basic earnings per share as calculated under FAS 128 for the twelve and twenty-eight week periods ended July 13, 1997, were $0.26 and $0.54, respectively. Diluted earnings per share for such periods were $0.24 and $0.51, respectively.

C. CONTINGENCIES

     As of July 13, 1997, the Company is a party in a civil action in the United States District Court for the Middle District of Tennessee involving a former general manager of the Company. In September 1995, the Company filed an action against the former employee alleging wrongful conversion of Company funds and fraudulent misrepresentation. The former employee has moved to amend his answer in the civil action filed by the Company claiming damages of $30.0 million relating to counterclaims alleging malicious prosecution and intentional infliction of emotional distress and $600,000 relating to counterclaims alleging breach of contract and race discrimination. To date the Court has not ruled on whether it will allow the former employee to pursue any of the foregoing counterclaims. The Company believes the counterclaims are without merit, intends to vigorously prosecute its claims and vigorously defend any counterclaims. Based on the advice of counsel, the Company believes that to the extent the counterclaims relating to malicious prosecution and intentional infliction are allowed to proceed, it is likely that these counterclaims will be dismissed upon the Company's motion for summary judgment. The Company does not believe the outcome of this proceeding will materially affect its financial condition or results of operations.

                                O'CHARLEY'S INC.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
            TWENTY-EIGHT WEEKS ENDED JULY 13, 1997 AND JULY 14, 1996

RESULTS OF OPERATIONS

     The following table highlights the operating results for the second quarter and first half of 1997 and 1996 as a percentage of total revenue unless otherwise indicated. Each of the second quarters is comprised of 12 weeks. Each of the first halves is comprised of 28 weeks. All comparisons included in management's discussion and analysis compares the respective second quarter and first half of 1997 to the second quarter and first half of 1996 unless otherwise indicated.

                                                              SECOND QUARTER     YEAR TO DATE
                                                              --------------    --------------
                                                              1997     1996     1997     1996
                                                              -----    -----    -----    -----
Revenues:
  Restaurant sales..........................................   98.5%    98.6%    98.7%    98.5%
  Commissary sales..........................................    1.5%     1.4%     1.3%     1.5%
                                                              -----    -----    -----    -----
                                                              100.0%   100.0%   100.0%   100.0%
Costs and Expenses:
  Cost of restaurant sales:(1)
     Cost of food, beverage and supplies....................   34.5%    36.0%    34.7%    35.9%
     Payroll and benefits...................................   30.8%    31.4%    30.8%    31.1%
     Restaurant operating costs.............................   14.4%    15.2%    14.5%    15.4%
                                                              -----    -----    -----    -----
                                                               79.7%    82.6%    80.0%    82.4%
                                                              -----    -----    -----    -----
  Restaurant operating margin(2)............................   20.3%    17.4%    20.0%    17.6%
  Cost of commissary sales(3)...............................   92.2%    95.6%    93.7%    95.2%
  Advertising, general and administrative expenses..........    6.5%     5.5%     6.5%     5.6%
  Depreciation and amortization.............................    5.0%     4.8%     5.0%     4.9%
  Asset revaluation.........................................     --     13.3%      --      6.0%
                                                              -----    -----    -----    -----
  Income from operations....................................    8.6    (6.3)      8.2      1.0
Other(Income)Expense:
  Interest expense, net.....................................    2.0%     1.7%     1.9%     1.6%
  Litigation................................................     --     22.1%      --      9.9%
  Other, net................................................   (0.2)%    0.0%    (0.1)%    0.1%
Earnings (Loss) Before Income Taxes.........................    6.8%   (30.0)%    6.4%   (10.6)%
Net Earnings (Loss).........................................    4.3%   (19.4)%    4.1%    (6.9)%
                                                              =====    =====    =====    =====

---------------

(1) As a percentage of restaurant sales.
(2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.
(3) As a percentage of commissary sales.

     The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements and several factors may affect future results, liquidity and capital resources. These factors include increased food, labor and employee benefit costs, the availability of experienced management and hourly employees, the Company's ability to locate and open new restaurants and to operate such restaurants profitably and the intense competition in the restaurant industry. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot always be reliably predicted and may cause the Company to adjust its strategy during the remainder of fiscal 1997.

     Total revenues in the second quarter of 1997 increased $7.9 million, or 20.6%, to $46.4 million from $38.5 million in the comparable period in the prior year. Total revenues in the first half of 1997 increased $17.4 million, or 20.4%, to $103.0 million from $85.6 million in the comparable period in the prior year. These increases were primarily attributable to the addition of nine restaurants in the first half of 1997 and an increase in same store sales of 2.7% for the second quarter and 4.1% for the first half of 1997. The increases in same store sales resulted from an increase in customer counts partially offset by a slight decrease in check average. The increase in customer counts resulted from the introduction of a redesigned menu and a new advertising campaign in the fourth quarter of 1996 and milder weather in the Company's markets during the first half of 1997 as compared to the first half of 1996. The decrease in check average resulted from the introduction of certain lower priced seasonal promotions in the first half of 1997, partially offset by a menu price increase of approximately 1.4% instituted in the last six weeks of the first quarter of 1997. Liquor sales as a percentage of restaurant sales decreased to 12.1% in the first half of 1997 reflecting industry trends.

     Cost of food, beverage and supplies as a percentage of restaurant sales decreased to 34.5% and 34.7% in the second quarter and first half of 1997, respectively, from 36.0% and 35.9%, respectively, for the comparable periods in 1996. These decreases were primarily attributable to cost reductions in certain high volume food commodities, increased operating efficiencies of the Company's commissary and overall lower produce costs due primarily to lower potato costs.

     Payroll and benefits as a percentage of restaurant sales decreased to 30.8% for both the second quarter and the first half of 1997 from 31.4% and 31.1%, respectively, for the comparable periods in 1996. Increases in restaurant management bonus expense, wage rates and vacation expense were offset by certain employee benefit cost reductions, including workers compensation, health insurance and economies achieved from overall higher sales volume. The increase in bonus expense resulted from higher bonuses earned by restaurant management upon the improvement in restaurant level profits in 1997.

     Restaurant operating costs as a percentage of restaurant sales decreased to 14.4% and 14.5% in the second quarter and first half of 1997, respectively, from 15.2% and 15.4%, respectively, in the comparable periods in 1996. These decreases were primarily attributable to the allocation of certain supervisory and overhead costs over a greater number of restaurants and higher average unit sales. Since January 1996, the Company has generally opened new stores in existing geographical markets which has contributed to a slower growth rate in certain expenses, particularly supervisory costs. Additionally, rent expense as a percentage of restaurant sales was lower as the Company continued to purchase most of its restaurant sites.

     Restaurant operating margin as a percentage of restaurant sales increased to 20.3% in the second quarter and 20.0% in the first half of 1997 from 17.4% and 17.6%, respectively, in the comparable periods in 1996.

     Advertising, general and administrative expenses as a percentage of total revenues increased to 6.5% in both the second quarter and the first half of 1997 from 5.5% and 5.6%, respectively, in the comparable periods in 1996. These increases were primarily the result of an increase in advertising expenditures and bonus expense for corporate management. The Company introduced a television and radio advertising campaign in the fourth quarter of 1996 in conjunction with the introduction of a redesigned menu. These advertising expenses, which increased to 2.7% and 2.8% of restaurant sales in the second quarter and first half of 1997, respectively, as compared to approximately 2.3% in the comparable periods in 1996, are expected to continue at these percentage levels for the remainder of 1997. Bonus expense increased primarily as a result of an increase in corporate management bonus compensation which is based in part on a formula that rewards increased profits.

     Depreciation and amortization as a percentage of total revenues increased to 5.0% in both the second quarter and the first half of 1997 from 4.8% and 4.9%, respectively, in the comparable periods in 1996.

     Interest expense, net increased $293,000, or 45.7%, to $934,000 in the second quarter of 1997 from $641,000 in the comparable period in 1996. Interest expense, net increased $631,000, or 47.1%, to $2.0 million in the first half of 1997 from $1.3 million in the comparable period in 1996. These increases in interest expense were primarily the result of increased borrowings under the Company's revolving credit facility (the "Revolver") and capitalized lease obligations to fund the Company's growth.

     Other, net was net income of $76,000 in the second quarter and $147,000 in the first half of 1997 as compared to net income of $16,000 in the second quarter and net expense of $92,000 in the first half of 1996.

     Income tax expense (benefit) as a percentage to earnings (loss) before income taxes for the second quarter and the first half of 1997 was 36.0% as compared to 35.0% in the comparable periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs arise from the development of new restaurants and the maintenance and improvement of existing restaurants. Historically, the Company's primary sources for working capital have been cash provided from operations, bank indebtedness and capitalized lease obligations. During the first half of 1997, the Company expended approximately $20.1 million in capital for the development of nine new restaurants, improvements to existing restaurants, the construction of the Company's training center and for new equipment and additional warehouse space at the Company's commissary (including $3.9 million of equipment financed under capital lease arrangements). Additionally, the Company repaid $2.0 million in principal on its capitalized lease obligations and long-term debt and incurred $1.5 million in preopening costs. These capital outlays were funded primarily by borrowings of $8.4 million under the Revolver, borrowings of approximately $3.9 million under capitalized lease obligations, $8.7 million in cash provided by operating activities and approximately $1.0 million in proceeds from the sale of certain assets.

     During 1996, the Company expended approximately $33.7 million in capital for the development of 12 new stores and improvements to existing facilities (including $5.9 million of equipment financed under capital lease arrangements). Additionally, the Company capitalized approximately $2.2 million in preopening costs and made $3.6 million in principal reductions in its long-term debt and capitalized lease obligations. These capital outlays were funded primarily by $10.7 million in cash provided by operating activities, borrowings of $18.5 million under the Revolver and borrowings of $5.9 million under capitalized lease obligations.

     As of July 13, 1997, the Company had four additional restaurants under construction, all of which are expected to open during the remainder of 1997. The Company expects to open 14 to 16 new Company-owned restaurants in 1998. Management estimates that the Company will make approximately $14.0 million in capital expenditures during the remainder of 1997 and approximately $39.0 million in 1998. Actual capital expenditures may increase based on a number of factors, including the timing of additional purchases of future restaurant sites. The Company intends to continue financing the furniture, fixtures and equipment for its new stores with capitalized lease obligations.

     As of July 13, 1997, $37.4 million of indebtedness was outstanding under the Revolver and bore interest at a weighted average rate of 7.0%. The Revolver provides for a maximum borrowing capacity of $70.0 million and matures on November 30, 1999. The Revolver includes a provision to extend the maturity annually by one year, at the participating banks' option, beginning on the first anniversary of the Revolver (November 22, 1997). The Revolver imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers and the payment of dividends.

     Management believes that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance its operations and expected growth through 1998.

     As of the beginning of 1995, the Company owned 20% of Logan's Partnership (the "Partnership") pursuant to the Logan's Partnership Agreement (the "Agreement"). Under the Agreement, the Company had the option to purchase the remaining 80% interest in the Partnership at a 25% discount from its then appraised value. The Agreement was amended and the Company agreed to forego its purchase option in the event the Partnership consummated a "qualifying initial public offering" (as defined in the amended Agreement), and at such time, the Company's percentage interest in the Partnership would increase depending on the timing of any such qualifying offering. During the third quarter of 1995, Logan's was formed, and the Company's interest in the Partnership was transferred to Logan's in exchange for a 31.1% interest (as determined under the amended Agreement) in Logan's which occurred upon a qualifying initial public offering. The Logan's initial public offering became effective on July 26, 1995, at which time the Company sold substantially all of its shares (628,995 shares) and received net proceeds from the sale of approximately $7.9 million. In connection with the Logan's offering, the Partnership purchased all of the Logan's restaurant properties owned by the Company at their appraised fair market value of approximately $6.1 million. The total proceeds from the Logan's offering of $14.0 million netted cash of approximately $10.7 million after federal and state taxes, which was used to reduce the Company's long-term debt. As a result of the Logan's offering, the Company earned and reported a one-time gain in the third quarter of 1995 of $0.55 per share.

     On January 5, 1996, the shareholders of the Company approved an Agreement and Plan of Merger, dated October 9, 1995 (the "Merger Agreement"), to acquire Shoex, which owned and operated six O'Charley's restaurants in Alabama. The transaction was accounted for as a pooling-of-interests. Pursuant to the Merger Agreement, the Company issued 666,666 shares of its Common Stock valued at approximately $9.5 million and the Company assumed approximately $1.9 million in net obligations of Shoex (defined as long-term debt, capitalized lease obligations and working capital deficit). Under the terms of the Merger Agreement, O'Charley's acquired the six restaurants operated by Shoex and regained the rights to develop other O'Charley's restaurants in Alabama, Mississippi and specific locations in Florida and Georgia. The Company recorded merger expenses of approximately $290,000 in the first quarter of 1996 as a result of this transaction.

     During the fourth quarter of 1996, a consent decree approving the definitive settlement agreement of a two-year old class action lawsuit against the Company was approved by the U.S. District Court for the Middle District of Tennessee. The settlement agreement created a settlement pool of $4.8 million for the benefit of the class members, $700,000 for claims administration and fees and $2.0 million for the attorneys representing the plaintiff class. The Company accrued $1.0 million for legal and other expenses related to the settlement. An adjustment of approximately $2.3 million was made to the original accrual in December 1996 as a result of the lower than originally anticipated number of claims submitted by members of the plaintiff class. The total settlement amount payable to the plaintiff class and their attorneys is currently expected to approximate $5.2 million, of which approximately $500,000 will be paid through the issuance of shares of the Company's Common Stock and the remaining $4.7 million will be paid in cash. As of July 13, 1997, approximately $2.3 million had been paid with the additional outlay of approximately $2.4 million expected to be paid in the third quarter of 1997. The additional cash will be funded by additional borrowings under the Revolver.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 15, 1994, class action suit was filed in the United States District Court in the Western District of Tennessee against the Company, Mr. Burns, David K. Wachtel, Jr., and Charles F. McWhorter (Messrs. Wachtel and McWhorter are former directors and executive officers of the Company). The suit was later transferred to the United States District Court for the Middle District of Tennessee. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. The suit sought actual, compensatory and punitive damages in an unspecified amount. The court approved a consent decree approving the definitive settlement of the suit on December 18, 1996. The settlement agreement created a settlement pool of $4.8 million for the benefit of the class members, reserved $700,000 for claims administration and fees, and included $2.0 million for the attorneys representing the class. An additional $1.0 million for legal and other expenses related to the settlement was accrued by the Company. Less than 30% of the estimated pool of class members submitted claims against the settlement accrual. Therefore, an adjustment of approximately $2.3 million was made to the settlement accrual in December 1996.

     The Company is presently a party in a civil action in the United States District Court for the Middle District of Tennessee involving a former general manager of the Company. In September 1995, the Company filed an action against the former employee alleging wrongful conversion of Company funds and fraudulent misrepresentation. The former employee has moved to amend his answer in the civil action filed by the Company claiming damages of $30.0 million relating to counterclaims alleging malicious prosecution and intentional infliction of emotional distress and $600,000 relating to counterclaims alleging breach of contract and race discrimination. To date the Court has not ruled on whether it will allow the former employee to pursue any of the foregoing counterclaims. The Company believes the counterclaims are without merit, intends to vigorously prosecute its claims and vigorously defend any counterclaims. Based on the advice of counsel, the Company believes that to the extent the counterclaims relating to malicious prosecution and intentional infliction are allowed to proceed, it is likely that these counterclaims will be dismissed upon the Company's motion for summary judgment. The Company does not believe the outcome of this proceeding will materially affect its financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

         Exhibit 27 - Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the twelve weeks ended July 13, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          O'Charley's Inc.
                                          (Registrant)

Date:    08/13/97                              By: /s/ GREGORY L. BURNS
                                               --------------------------------------------------------
                                                   Gregory L. Burns
                                                   President and
                                                   Chief Executive Officer

Date:    08/13/97                              By: /s/ A. CHAD FITZHUGH
                                               --------------------------------------------------------
                                                   A. Chad Fitzhugh
                                                   Chief Financial Officer