Form 10-Q
period 1997-10-05
O CHARLEYS INC
filed 1997-11-19
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 5, 1997

                 Commission file number         O-18629
                                        -----------------------


                                O'Charley's Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Tennessee                                       62-1192475
             ---------                                       ----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


 3038 Sidco Drive, Nashville, Tennessee                          37204
 --------------------------------------                          -----
(Address of principal executive offices)                      (Zip Code)


                               (615) 256-8500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X        No
                                              ---          ---



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


           Class                          Outstanding as of November 14,1997
           -----                          ----------------------------------

   Common Stock, no par value                      10,176,364 shares

                                O'Charley's Inc.

                                    Form 10-Q

                        For Quarter Ended October 5, 1997



                                      Index


                                                                            Page No.
                                                                            --------

Part I -  Financial Information
          ---------------------

     Item 1. Financial statements:
             ---------------------
             Balance sheets as of October 5, 1997 and
               December 29, 1996                                               3

             Statements of operations for the twelve weeks
               ended October 5, 1997 and October 6, 1996                       4

             Statements of operations for the forty weeks
               ended October 5, 1997 and October 6, 1996                       5

             Statements of cash flows for the forty weeks
               ended October 5, 1997 and October 6, 1996                       6

             Notes to unaudited financial statements                         7-8

     Item 2. Management's discussion and analysis of
               financial condition and results of operations                 9-12

Part II - Other Information
          -----------------

     Item 1. Legal Proceedings                                                 13

     Item 6. Exhibits and reports on form 8-K                                  13

Signatures                                                                     14

                                O'Charley's Inc.
                                 Balance Sheets

                             (dollars in thousands)

                                                                         October 5,   December 29,
                                                                            1997          1996
                                                                          --------      --------
                               Assets
Current Assets:
     Cash                                                                 $  1,626      $  1,616
     Accounts receivable                                                     2,038         1,546
     Inventories                                                             5,903         4,505
     Preopening costs                                                        1,289         1,097
     Deferred income taxes                                                     962         2,334
     Other current assets                                                    2,334         1,357
                                                                          --------      --------
            Total current assets                                            14,152        12,455

Property and Equipment, net                                                126,271       103,281

Other Assets                                                                 1,217         1,423
                                                                          --------      --------

                                                                          $141,640      $117,159
                                                                          ========      ========


            Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable                                                     $  7,082      $  5,022
     Accrued payroll and related expenses                                    4,449         3,365
     Accrued expenses                                                        4,939         9,162
     Federal, state and local taxes                                          3,611         2,461
     Current portion of long-term debt and capitalized leases                4,167         3,309
                                                                          --------      --------
            Total current liabilities                                       24,248        23,319

Deferred Income Taxes                                                        1,295         1,295

Long-Term Debt                                                              46,097        29,822

Capitalized Lease Obligations                                               12,020        11,797

Shareholders' Equity:
     Common stock - No par value; authorized, 50,000,000
       shares; issued and outstanding, 7,933,864 in 1997
       and 7,854,368 in 1996                                                30,323        29,592
     Additional paid-in capital                                                652           652
     Retained earnings                                                      27,005        20,682
                                                                          --------      --------
                                                                            57,980        50,926
                                                                          --------      --------
                                                                          $141,640      $117,159
                                                                          ========      ========

                       See notes to financial statements

                                O'Charley's Inc.
                            Statements of Operations
             Twelve Weeks Ended October 5, 1997 and October 6, 1996




                                                                1997           1996
                                                              --------       --------
                                                         in thousands, except per share data)
Revenues:
     Restaurant sales                                         $ 46,856       $ 38,712
     Commissary sales                                              683            576
     Franchise revenue                                               7              7
                                                              --------       --------
                                                                47,546         39,295
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                    16,294         13,986
         Payroll and benefits                                   14,232         12,041
         Restaurant operating costs                              6,772          5,822
     Cost of commissary sales                                      637            550
     Advertising, general and administrative expenses            3,100          2,145
     Depreciation and amortization                               2,434          1,899
                                                              --------       --------
                                                                43,469         36,443
                                                              --------       --------

Income from Operations                                           4,077          2,852

Other (Income) Expense:
     Interest expense, net                                         965            605
     Other, net                                                    (45)           (56)
                                                              --------       --------
                                                                   920            549
                                                              --------       --------

Earnings Before Income Taxes                                     3,157          2,303

Income Taxes                                                     1,107            806
                                                              --------       --------

Net Earnings                                                  $  2,050       $  1,497
                                                              ========       ========


Earnings per Common Share                                     $   0.24       $   0.18
                                                              ========       ========

Weighted Average Common Shares Outstanding                       8,574          8,310
                                                              ========       ========



                       See notes to financial statements.

                                O'Charley's Inc.
                            Statements of Operations
              Forty Weeks Ended October 5, 1997 and October 6, 1996




                                                                1997             1996
                                                             ---------         ---------
                                                         (in thousands, except per share data)
Revenues:
     Restaurant sales                                        $ 148,511         $ 123,018
     Commissary sales                                            2,058             1,817
     Franchise revenue                                              23                24
                                                             ---------         ---------
                                                               150,592           124,859
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                    51,541            44,228
         Payroll and benefits                                   45,593            38,258
         Restaurant operating costs                             21,520            18,772
     Cost of commissary sales                                    1,926             1,731
     Advertising, general and administrative expenses            9,839             6,947
     Depreciation and amortization                               7,595             6,128
     Asset revaluation                                              --             5,110
                                                             ---------         ---------
                                                               138,014           121,174
                                                             ---------         ---------

Income from Operations                                          12,578             3,685

Other(Income)Expense:
     Interest expense, net                                       2,936             1,945
     Litigation                                                     --             8,500
     Other, net                                                   (192)               36
                                                             ---------         ---------
                                                                 2,744            10,481
                                                             ---------         ---------

Earnings (Loss) Before Income Taxes                              9,834            (6,796)

Income Tax Expense (Benefit)                                     3,511            (2,379)
                                                             ---------         ---------

Net Earnings (Loss)                                          $   6,323         ($  4,417)
                                                             =========         =========

Earnings (Loss) per Common Share                             $    0.75         ($   0.57)
                                                             =========         =========

Weighted Average Common Shares Outstanding                       8,464             7,789
                                                             =========         =========




                       See notes to financial statements.

                                O'Charley's Inc.
                            Statements of Cash Flows
              Forty Weeks Ended October 5, 1997 and October 6, 1996


                                                                       1997             1996
                                                                     --------         --------
                                                                           (in thousands)
Cash Flows from Operating Activities:
     Net earnings (loss)                                             $  6,323         ($ 4,417)
     Adjustments to reconcile net earnings (loss) to net cash
         provided by operating activities:
            Depreciation and amortization                               5,821            4,479
            Amortization of preopening costs                            1,774            1,649
            Asset revaluation adjustment                                   --            5,110
            Provision for deferred income taxes                         1,372           (1,800)
            (Gain) loss on the sale of assets                              73             (171)
     Changes in assets and liabilities:
         Accounts receivable                                             (492)            (263)
         Inventories                                                   (1,398)          (1,968)
         Additions to preopening costs                                 (1,966)          (1,824)
         Other current assets                                            (977)            (711)
         Accounts payable                                               2,060            1,483
         Accrued payroll and other accrued expenses                    (1,544)           5,123
                                                                     --------         --------
                Net cash provided by operating activities              11,046            6,690

Cash Flows from Investing Activities:
     Additions to property and equipment                              (25,959)         (23,177)
     Proceeds from the sale of assets                                   1,025              171
     Other, net                                                           193              (53)
                                                                     --------         --------
                Net cash used by investing activities                 (24,741)         (23,059)

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                      16,400           17,300
     Payments on long-term debt and capitalized
         lease obligations                                             (2,981)          (3,009)
     Distribution to Shoex, Inc. shareholders                              --             (315)
     Exercise of employee incentive stock options                         286              147
                                                                     --------         --------
                Net cash provided by financing activities              13,705           14,123
                                                                     --------         --------

Increase (Decrease) in Cash                                                10           (2,246)

Cash at Beginning of the Period                                         1,616            2,576
                                                                     --------         --------

Cash at End of the Period                                            $  1,626         $    330
                                                                     ========         ========


                       See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
              Forty Weeks Ended October 5, 1997 and October 6, 1996


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

     The Company's pro forma basic earnings per share as calculated under FAS 128 for the twelve and forty week periods ending October 5, 1997, were $.26 and $.80, respectively. Pro forma diluted earnings per share for such periods were $.24 and $.75, respectively.

C. Contingencies

    As of October 5, 1997, the Company is a party in a civil action in the United States District Court for the Middle District of Tennessee involving a former general manager of the Company. In September 1995, the Company filed an action against the former employee alleging wrongful conversion of Company funds and fraudulent misrepresentation. The former employee has moved to amend his answer in the civil action filed by the Company claiming damages of $30.0 million relating to counterclaims alleging malicious prosecution and intentional infliction of emotional distress and $600,000 relating to counterclaims alleging breach of contract and race discrimination. To date the Court has not ruled on whether it will allow the former employee to pursue any of the foregoing counterclaims. The Company believes the counterclaims are without merit, intends to vigorously prosecute its claims and vigorously defend any counterclaims. Based on the advice of counsel, the Company believes that to the extent the counterclaims relating to malicious prosecution and intentional infliction are allowed to proceed, it is likely that these counterclaims will be dismissed upon the Company's motion for summary judgement. The Company does not believe the outcome of this proceeding will materially affect its financial condition or results of operations.

D. Subsequent Events

    During the fourth quarter of 1997, the Company's Registration Statement for an offering of 2,000,000 additional shares of common stock was declared effective by the Securities and Exchange Commission. The secondary offering was consummated on October 16, 1997 and closed on October 21, 1997. The price to the public was $16.75 per share and the net proceeds to the Company were $15.77 per share. Additionally, on November 10, 1997, the underwriters exercised their over
- allotment option to purchase 232,000 additional shares of common stock on the same terms. The aggregate net proceeds to the Company after deducting expenses approximates $34.8 million and was used to repay indebtedness under the Company's Revolver.

                                O'Charley's Inc.
Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Forty Weeks Ended October 5, 1997 and October 6, 1996


Results of Operations

    The following table highlights the operating results for the third quarter and first three quarters of 1997 and 1996 as a percentage of total revenue unless otherwise indicated. Each of the third quarters is comprised of 12 weeks. Each of the first three quarters is comprised of 40 weeks. All comparisons included in management's discussion and analysis compares the respective third quarter and first three quarters of 1997 to the third quarter and first three quarters of 1996 unless otherwise indicated.


                                                            Third Quarter          Year To Date
                                                          -----------------     -----------------
                                                           1997       1996       1997       1996
                                                          ------     ------     ------     ------
Revenues:
        Restaurant sales                                   98.5%      98.5%      98.6%      98.5%
        Commissary sales                                    1.5%       1.5%       1.4%       1.5%
                                                          ------     ------     ------     ------
                                                          100.0%     100.0%     100.0%     100.0%
Costs and Expenses:
        Cost of restaurant sales: (1)
                Cost of food, beverage and supplies        34.8%      36.2%      34.7%      36.0%
                Payroll and benefits                       30.4%      31.1%      30.7%      31.1%
                Restaurant operating costs                 14.4%      15.0%      14.5%      15.2%
                                                          ------     ------     ------     ------
                                                           79.5%      82.4%      79.9%      82.3%

                Restaurant operating margin (2)            20.5%      17.6%      20.1%      17.7%

        Cost of commissary sales (3)                       93.3%      95.5%      93.6%      95.3%
        Advertising, general and
                administrative expenses                     6.5%       5.5%       6.5%       5.6%
        Depreciation and amortization                       5.1%       4.8%       5.0%       4.9%
        Asset revaluation                                    --         --         --        4.1%

Other(Income)Expense:
        Interest expense, net                               2.0%       1.5%       1.9%       1.6%
        Litigation                                           --         --         --        6.8%
        Other, net                                         -0.1%      -0.1%      -0.1%        --

Earnings (Loss) Before Income Taxes                         6.6%       5.9%       6.5%      -5.4%

Net Earnings (Loss)                                         4.3%       3.8%       4.2%      -3.5%
                                                          ======     ======     ======     ======



(1)  As a percentage of restaurant sales.

(2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.

(3)  As a percentage of commissary sales.

    The following discussion includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements and several factors may affect future results, liquidity and capital resources. These factors include increased food, labor and employee benefit costs, the availability of experienced management and hourly employees, the Company's ability to locate and open new restaurants and to operate such restaurants profitably and the intense competition in the restaurant industry. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot always be reliably predicted and may cause the Company to adjust its strategy during fiscal 1997.

    TOTAL REVENUES increased $8,251,000, or 21.0%, for the third quarter of 1997 and $25,733,000, or 20.6%, for the first forty weeks of 1997. Restaurant sales increased $8,144,000, or 21.0%, and $25,493,000, or 20.7%, for the third quarter and first forty weeks of 1997, respectively. These increases for the third quarter and the year to date are primarily the result of operating additional restaurants in 1997 and same store sales increases for the third quarter and year to date of 3.6% and 4.1%, respectively. The following table presents the number of restaurants in operation for each of the first three quarters in 1997 and 1996:

                                                   1997       1996
                                                   ----       ----
     Beginning number of Company restaurants        69         61
     Opened during the first quarter                 6          5
     Opened during the second quarter                3          3
     Opened during the third quarter                 1          3
     Closed during the third quarter                --         (4)
                                                    --        ---
     Ending number of Company restaurants           79         68
                                                    ==        ===



    The increase in same store sales was primarily a result of increased customer counts which the Company believes resulted from the introduction of a redesigned menu, a new advertising campaign which began in the fourth quarter of 1996 and milder winter weather in the Company's markets during the first quarter of 1997 as compared to the same period in 1996. In addition, the Company instituted a menu price increase of approximately 1.4% in the last six weeks of the first quarter of 1997. Liquor sales as a percentage of restaurant sales decreased to 11.9% in the first three quarters of 1997 from 13.3% in the first three quarters of 1996 reflecting industry trends.

    COST OF FOOD, BEVERAGE AND SUPPLIES as a percentage of restaurant sales decreased 1.4% in the third quarter and 1.3% in the first three quarters of 1997 to 34.8% and 34.7%, respectively. These decreases were primarily attributable to cost reductions in certain high volume commodities, increased operating efficiencies of the Company's commissary and to a menu price increase in the first quarter of 1997. On a year to date basis, food cost was lower in 1997 due to lower potato costs. Potato costs are expected to return to more historical levels beginning in the fourth quarter of 1997 which may increase food costs as a percentage of restaurant sales.

    PAYROLL AND BENEFITS as a percentage of restaurant sales decreased to 30.4% in the third quarter and decreased to 30.7% in the first three quarters of 1997 from 31.1% for both comparable periods in 1996. Increases in restaurant management bonuses and certain hourly wage rates due to a $.50 per hour increase in the federal minimum wage rate on September 1, 1997 were offset by certain employee benefit cost reductions, including workers compensation, health insurance and economies achieved from overall higher sales volume. The increase in bonus expense resulted from higher bonuses earned by restaurant management upon the improvement in restaurant level profits in 1997.

    RESTAURANT OPERATING COSTS as a percentage of restaurant sales decreased .6% and .7% in the third quarter and the first forty weeks of 1997, respectively, to 14.4% for the third quarter and 14.5% year to date in 1997. The Company continued to lower the restaurant operating cost percentage by allocating certain supervisory and overhead costs over a greater number of stores and higher average unit sales. Since January 1996, the Company has generally opened new stores in existing geographical markets which has contributed to a slower growth rate in certain expenses, particularly supervisory costs. Additionally, rent expense as a percentage of restaurant sales was lower as the Company continued to purchase most of its restaurant sites.

   RESTAURANT OPERATING MARGIN as a percentage of restaurant sales increased to 20.4% in the third quarter and 20.1% in the first three quarters of 1997 from 17.7% in both comparable periods in 1996.

    ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES as a percentage of total revenue increased to 6.5% in both the third quarter and the first three quarters of 1997 from 5.5% and 5.6%, respectively, in the comparable periods in 1996. These increases were primarily attributable to an increase in advertising expense and bonus expense for corporate management. The Company introduced a television and radio advertising campaign in the fourth quarter of 1996 in conjunction with the introduction of a redesigned menu. Advertising expenses increased to 2.9% and 2.8% of restaurant sales in the third quarter and first three quarters of 1997, respectively, as compared to approximately 2.1% and 2.2% in the comparable periods in 1996. Bonus expense increased primarily as a result of an increase in corporate management bonus compensation which is based in part on a formula that rewards increased profits.

    DEPRECIATION AND AMORTIZATION EXPENSE as a percentage of total revenues increased to 5.1% and 5.0% in the third quarter and first three quarters of 1997 from 4.8% and 4.9%, respectively. The increase is primarily a result of an increase in depreciation attributable to increased amounts of building improvement costs associated with the remodeling of certain existing restaurants.

   INTEREST EXPENSE, NET, increased $360,000, or 59.5%, to $965,000 in the third quarter and increased $991,000, or 51.0%, to $2,936,000 in the first three quarters of 1997. These increases in interest expense were primarily the result of increased borrowings under the Company's revolving credit facility and capitalized lease obligations to fund the Company's growth.

     LITIGATION EXPENSE of $8.5 million for the forty-weeks ended October 6, 1996 represents the settlement pool of $7.5 million and an additional $1.0 million for legal and other expenses accrued in the second quarter of 1996 in connection with the settlement agreement of a class action suit filed on February 15, 1994.

    OTHER (INCOME) EXPENSE, NET was net income of $45,000 in the third quarter of 1997 and $192,000 in the first three quarters of 1997 as compared to net income of $56,000 in the third quarter of 1996 and net expense of $36,000 in the first three quarters of 1996. In the first quarter of 1996, the Company expensed approximately $290,000 in costs associated with the merger of Shoex Inc., a former franchisee of the Company which owned and operated six O'Charley's restaurants in Alabama.

    INCOME TAXES EXPENSE (BENEFIT) as a percentage to earnings (loss) before income taxes was 35.1% and 35.7% for the third quarter and first three quarters of 1997, respectively, compared to 35.0% for the comparable periods in 1996.


Liquidity and Capital Resources

    The Company's principal capital needs arise from the development of new restaurants and the maintenance and improvement of existing restaurants. Historically, the Company's primary sources for working capital have been cash provided from operations, bank indebtedness and capitalized lease obligations. During the first forty weeks of

1997, the Company expended approximately $29.9 million in capital for the development of 10 new restaurants, improvements to and relocation of certain existing restaurants, the construction of the Company's training center and for new equipment and additional warehouse space at the Company's commissary (including $3.9 million of equipment financed under capitalized lease arrangements). The Company also incurred approximately $2.0 million in preopening costs and repaid $3.0 million in principal reductions in its long-term debt and capitalized lease obligations. Additionally, the Company settled the remaining $2.3 million with the class participants (consisting of approximately $1.8 million in cash and $482,000 in common stock) relating to the settlement of a two year old class action lawsuit. These capital outlays were funded primarily by borrowings of $16.4 million under the Company's revolving credit facility (the "Revolver"), borrowings of approximately $3.9 million under capitalized lease obligations, $11.1 million in cash provided by operating activities and approximately $1.0 million in proceeds from the sale of certain assets.

      The Company opened 10 new stores in the first three quarters of 1997. As of October 5, 1997, the Company had 6 additional restaurants under construction, three of which are expected to open in the fourth quarter of 1997. The Company expects to open 14 to 16 new Company-owned restaurants in 1998. Management estimates that the Company will make approximately $5.0 million in capital expenditures during the remainder of 1997 and approximately $39.0 million in 1998. Actual expenditures may increase based on a number of factors, including the timing of additional purchases of future restaurant sites. The Company intends to continue financing the furniture, fixtures and equipment for its new stores with capitalized lease obligations.

    As of October 5, 1997, $45.4 million of indebtedness was outstanding under the Revolver and bore interest at a weighted average rate of 7.0%. The Revolver provides for a maximum borrowing capacity of $70.0 million and matures on November 30, 1999. The Revolver includes a provision to extend the maturity annually by one year, at the participating banks' option, beginning on the first anniversary of the Revolver (November 22, 1997). The Revolver imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers and the payment of dividends.

      The Company has received a commitment letter from its bank group to restructure its existing line of credit facility to increase the amount available under its line of credit to $100 million and to extend its term. The anticipated terms and conditions of the new facility are expected to be similar to the existing facility. The new facility should be in place by the end of 1997.

      During the fourth quarter of 1997, the Company's Registration Statement for an offering of 2,000,000 additional shares of common stock was declared effective by the Securities and Exchange Commission. The secondary offering was consummated on October 16, 1997 and closed on October 21, 1997. The price to the public was $16.75 per share and the proceeds to the Company were $15.77 per share. Additionally, on November 10, 1997, the underwriters 30-day allotment option to purchase 232,000 additional shares of common stock was exercised on the same terms. The net proceeds to the Company after deducting expenses approximates $34.8 million and was used to repay indebtedness under the Company's Revolver.

     Management believes that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance the Company's operations and expected growth at least through 1998.

Part II - Other Information


Item 1. Legal Proceedings

The Company is presently a party in a civil action in the United States Court for the Middle District of Tennessee involving a former general manager of the Company. In September 1995, the Company filed an action against the former employee alleging wrongful conversion of Company funds and fraudulent misrepresentation. The former employee has moved to amend his answer in the civil action filed by the Company claiming damages of $30.0 million relating to counterclaims alleging malicious prosecution and intentional infliction of emotional distress and $600,000 relating to counterclaims alleging breach of contract and race discrimination. To date the Court has not ruled on whether it will allow the former employee to pursue any of the foregoing counterclaims. The Company believes the counterclaims are without merit, intends to vigorously prosecute its claims and vigorously defend any counterclaims. Based on the advice of counsel, the Company believes that to the extent the counterclaims relating to malicious prosecution and intentional infliction are allowed to proceed, it is likely that these counterclaims will be dismissed upon the Company's motion for summary judgement. The Company does not believe the outcome of this proceeding will materially affect its financial condition or results of operations.



Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

 27    Financial Data Schedule (for SEC use only)

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the twelve weeks ended October 5, 1997.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   O'Charley's Inc.
                                   (Registrant)


Date:     11/18/97                 By:  /s/ Gregory L. Burns
     ------------------                ----------------------------
                                       Gregory L. Burns
                                       President and
                                       Chief Executive Officer


Date:     11/18/97                 By:  /s/ A. Chad Fitzhugh
     ------------------                ----------------------------
                                       A. Chad Fitzhugh
                                       Chief Financial Officer