Form 10-K
period 1997-12-28
O CHARLEYS INC
filed 1998-03-30
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997
Commission file number 0-18629


                                O'CHARLEY'S INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Tennessee                                      62-1192475
--------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        3038 Sidco Drive
      Nashville, Tennessee                                    37204
--------------------------------                --------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:    (615) 256-8500

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 1998 was approximately $179,452,772. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding Common Stock. The market value calculation was determined using the closing sale price of the registrant's common stock on March 26, 1998 ($20.375) as reported on The Nasdaq Stock Market's National Market.

         The number of shares of common stock, no par value, outstanding on March 26, 1998, was 10,213,494.


                       DOCUMENTS INCORPORATED BY REFERENCE

                        Documents from which portions are
Part of Form 10-K       incorporated by reference
-----------------       ---------------------------------
Part III                Proxy Statement relating to the registrant's Annual
                        Meeting of Shareholders to be held May 7, 1998

                                O'CHARLEY'S INC.

                                     PART I

ITEM 1. BUSINESS

         At December 28, 1997, the Company owned and operated 82 O'Charley's restaurants located in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina and Tennessee and had one franchised O'Charley's restaurant in South Carolina. O'Charley's restaurants are intended to appeal to traditional casual dining customers as well as value-oriented customers by offering high quality food at moderate prices with outstanding customer service. O'Charley's restaurants are open seven days a week, and most offer full bar service.

THE O'CHARLEY'S CONCEPT

         O'Charley's restaurants provide fresh, high quality food at moderate prices in a relaxed atmosphere. The key elements of the O'Charley's concept include the following:

         Variety of Freshly Prepared Items. O'Charley's restaurants offer a varied menu of distinctive American fare made from original recipes. The Company's menu features approximately 45 items including prime rib, steaks, chicken, seafood, made-from-scratch soups, entree salads, sandwiches, pastas and an assortment of appetizers and desserts. All specialty entrees are prepared using aged beef and fresh chicken and seafood, are cooked to order and are served with a choice of soup or salad, fresh yeast rolls and a side item. Most items are prepared on premises using fresh ingredients. To maintain freshness and quality, the Company operates its own commissary at which it ages and cuts its beef and prepares the yeast rolls and salad dressings served in its restaurants. The Company introduced a redesigned menu in the fourth quarter of 1996 and is continually developing new menu items to respond to changing customer tastes and preferences. In addition to its normal menu, the Company's restaurants offer an express lunch, a Sunday brunch, a children's menu and seasonal menu offerings.

         Attractive Menu Pricing. The Company believes its menu offers a compelling value to the traditional casual dining customer while remaining competitive with restaurants targeting value-oriented customers. The Company's prices range from $5.99 to $15.99 for entrees, with many items priced under $10.00. Additionally, the Company offers a "Kids Eat Free" program for children ten and under in most of its restaurants. In 1997, the average check per customer, including beverages, was approximately $8.25 for lunch and $12.10 for dinner.

         Casual Ambiance. The Company seeks to create a casual, neighborhood atmosphere in its restaurants. The interior decor of the Company's prototype restaurant is open, casual and well lighted and features an exposed kitchen, warm woods, polished brass and brick and neon accents. Hand-painted murals depicting local history, people, places and events tailor the decor of many of the restaurants to the local community. The Company remodels its restaurants on average every three to five years to reflect refinements in the Company's prototype restaurant and changes in customer tastes.

OPERATING STRATEGY

         The Company's objective is to differentiate its restaurants by exceeding customer expectations as to the quality of food and the friendliness of service. To achieve this objective, the Company employs the following key operating strategies:

         Quality Assurance. The Company is committed to providing a broad menu of freshly prepared, high quality items. The Company believes that its menu offerings allow for simplified food preparation, efficient delivery and consistent quality. Unlike most casual dining restaurants, the Company operates its own commissary which enables the Company to better control its food quality and costs. The commissary purchases and distributes food and other supplies to all of the Company's restaurants, operates a USDA approved facility at which it ages and cuts its beef and prepares fresh breads and salad dressings. Management believes the commissary also provides the Company with a competitive advantage by simplifying purchasing duties of restaurant level management, thus enabling them to focus on restaurant operations.

         Commitment to Value. Management believes that the food quality and service at the Company's restaurants are comparable or superior to that of other casual dining restaurants. The Company believes that its pricing strategy creates an attractive price-to-value relationship, thereby increasing the Company's ability to attract value-oriented customers as well as traditional casual dining customers. O'Charley's restaurants serve fresh yeast rolls with every order and a choice of soup or salad with specialty entree items. Additionally, programs such as "Express Lunch" and "Kids Eat Free" reinforce the Company's value-oriented philosophy.

         Focus on Customer Service. The Company believes that it must provide prompt, friendly and efficient service to ensure customer satisfaction. The Company staffs each restaurant with an experienced management team and keeps table-to-server ratios low. Through the use of customer surveys, management receives valuable feedback on its restaurants and through prompt response demonstrates a continuing dedication to customer satisfaction. The Company also employs a "mystery shopper" program to independently monitor quality control in areas such as timeliness of service, atmosphere, employee attitude and food quality.

         Well-Trained and Highly Motivated Employees. The Company believes a well-trained, highly motivated restaurant management team is critical to achieving the Company's operating objectives. The Company's training and compensation systems are designed to create accountability at the restaurant level for the performance of each restaurant. The Company expends significant resources to train, motivate and educate its restaurant level managers and hourly coworkers. The Company has recently opened a management training facility at its home office in Nashville, Tennessee. Each new manager participates in a comprehensive 12-week training program which combines hands-on experience in one of the Company's training restaurants and instruction at the training facility. To instill a sense of ownership in restaurant management, compensation is based, in part, on restaurant profit, employee turnover and mystery shopper reports. Management believes this focus on unit level operations creates a "single store mentality" and provides an incentive for managers to focus on increasing same store sales and restaurant profitability.

GROWTH STRATEGY

         The Company's growth strategy is to open new Company-owned restaurants and increase sales at existing restaurants. The Company intends to continue clustering new restaurants in existing metropolitan markets, which management believes enhances supervisory, marketing and distribution efficiencies. The Company attempts to cluster restaurants in a manner that does not result in a material decrease in sales at existing restaurants. The Company also intends to develop restaurants in selected new metropolitan markets in the Southeast and Midwest and in smaller markets in close proximity to the Company's existing metropolitan markets to enable the Company to utilize existing supervisory, marketing and distribution systems. The Company expects to open 14 to 16 new Company-owned restaurants in 1998.

         During 1997, the Company opened 13 new Company-owned restaurants in the following markets:

                Indianapolis, IN (2)               Lebanon, TN
                Gainesville, GA                    Louisville, KY
                Elizabethtown, KY                  Spartanburg, SC
                Conyers, GA                        Meridian, MS
                Alcoa, TN                          Asheville, NC
                Dayton, OH                         Decatur, AL

         Management devotes significant time and resources to analyzing prospective restaurant sites and gathering appropriate cost, demographic and traffic data. The Company utilizes an in-house construction and real estate department to develop architectural and engineering plans and to oversee new construction. While the Company prefers to develop its prototype restaurant, the Company considers developing additional O'Charley's restaurants in existing buildings where appropriate. Management believes that its ability to remodel an existing building into an O'Charley's restaurant permits greater accessibility to quality sites in more developed markets. The Company prefers to own, rather than lease, its restaurants.

         In the past, the Company has entered into joint ventures for the development of other restaurant concepts, and from time to time the Company may consider developing additional restaurant concepts.


RESTAURANT DESIGN

         The prototypical O'Charley's restaurant is a freestanding building containing approximately 6,500 square feet and seating for approximately 260 customers, including approximately 50 bar seats. The exterior features old-style red brick, bright red and green neon borders, multi-colored awnings and attractive landscaping. The interior is open, casual and well lighted and features an exposed kitchen, warm woods, polished brass, brick and neon accents, and hand-painted murals depicting local history, people, places and events. In addition, the kitchen design provides the Company with flexibility in the types of food items that can be prepared so that it can adapt to changing customer tastes and preferences.

         The Company remodels its restaurants on average every three to five years to reflect refinements in the Company's prototype restaurant and changes in customer tastes. The Company remodeled 16 restaurants in 1997 and plans to remodel an additional 11 restaurants in 1998. The average cost to remodel the Company's restaurants in 1997 approximated $175,000 per restaurant.


RESTAURANT OPERATIONS

         Restaurant Management. The Company believes that each O'Charley's restaurant requires an effective management team in order to ensure high quality food and attentive service. Each restaurant typically has six managers (a general manager, three assistant managers, a kitchen manager and an assistant kitchen manager) and approximately 80 full-time and part-time employees. The Company employs area supervisors who have day-to-day responsibility for the operating performance of three to five restaurants. The Company's five regional directors currently supervise 12 to 23 restaurants in their region and are directly involved in the development of new restaurants. The Company's Director of Operations oversees all restaurant operations of the Company.

         The Company has a "3-Point Compensation Plan" which gives general managers an opportunity to participate in the growth of their restaurant and the Company. Pursuant to the 3-Point Compensation Plan, general managers receive a competitive minimum base salary, a quarterly bonus based upon a certain percentage of the profit of the restaurant for which the manager has responsibility and long-term performance-based stock options which provide an incentive for general managers to increase store level profitability and shareholder value. The quarterly bonuses are based on the attainment of certain performance targets that the managers establish each year for their own restaurants.

         As an incentive for restaurant managers to improve sales and operating efficiency, the Company also has a monthly incentive compensation plan. Pursuant to this plan, each member of the restaurant management team may earn a bonus, payable during each four-week accounting period, based on a percentage of the sales of the restaurant for which the manager has responsibility. The period bonus is earned when budgeted financial results are achieved, subject to adjustment based upon same store sales increases and certain operating performance factors.

         The Company believes that its compensation plans, particularly the quarterly bonus, encourage the general managers to establish and implement an annual strategy. The Company's area supervisors, regional directors and senior management also receive incentive based cash bonuses and participate in the Company's senior management stock program pursuant to which they receive performance-based stock options, the vesting of which is based on the Company achieving certain budgeted levels of profitability and the individual achieving goals related to their area of responsibility.

         Recruiting and Training. The Company emphasizes the careful selection and training of all restaurant employees. The restaurant management recruiting and training program begins with an evaluation and screening program. In addition to multiple interviews, and background and experience verification, the Company conducts a testing procedure designed to identify those applicants who are best suited to manage the Company's restaurant operations. Management trainees are required to complete a 12-week training program, a portion of which is conducted at the Company's training center in Nashville, Tennessee. The training facility has a theater-style auditorium, facilities for operational and information services training and an area for team-building exercises. The program familiarizes new managers with all the responsibilities required at an individual restaurant and with the Company's operations, management objectives, controls and evaluation criteria before they assume restaurant management responsibility. Each new hourly coworker is trained by a qualified in-store trainer called an "ETE" (Educator Through Excellence). Each store has approximately 12 ETEs who are qualified and tested in their area of responsibility. Restaurant level management is responsible for the hiring and training of employees but they involve the Company's hourly coworkers in the process.

SUPPORT OPERATIONS

         Commissary Operations. The Company operates its own commissary in Nashville, Tennessee through which it purchases and distributes most of its food products and restaurant supplies. At the commissary, the Company operates a USDA-approved meat processing facility at which it ages and cuts its beef and prepares salad dressings and fresh breads. The commissary primarily services the Company's restaurants; however, it also sells food products and supplies to certain other customers, including retail grocery chains, mass merchandisers and wholesale clubs. Food products and other restaurant supplies are distributed to the Company's restaurants twice each week by Company-operated trucks. Seafood, poultry and most produce, which require more frequent deliveries, are typically purchased locally by restaurant management to ensure freshness. The commissary contains approximately 52,000 square feet of dry storage, 30,000 square feet of refrigerated storage and 16,500 square feet of production facilities.

         Management believes that its commissary enhances its restaurant operations by assisting the Company in maintaining consistent food quality and controlling costs. The commissary also simplifies the restaurant managers' purchasing duties by providing fixed prices on food items and supplies, which allows unit level management to focus on other areas of restaurant operations. The Company establishes food and other product quality standards, and the commissary negotiates directly with food manufacturers and other suppliers to obtain the lowest possible prices at the required quality. The Company also utilizes select long-term contracts on certain items to mitigate short-term food cost fluctuations.

         Quality Control. The Company uses written customer evaluations, which are available to customers in the restaurants, as a means of monitoring customer satisfaction. The Company also employs a "mystery shopper" program to independently monitor quality control in areas such as timeliness of service, atmosphere, cleanliness, employee attitude and food quality. In addition, the Company has established a customer service department that receives calls and routes comments to the appropriate personnel.

         Advertising and Marketing. The Company has an ongoing defined advertising and marketing plan for the development of television, radio and newspaper advertising and also uses point of sale and local store marketing. The Company's advertising focuses on building brand loyalty and emphasizing the distinctiveness of the O'Charley's atmosphere and menu offerings. The Company conducts annual studies of changes in customer tastes and preferences and is constantly evaluating the quality of its menu offerings. The Company expended 2.8% of its 1997 restaurant sales on advertising. In addition to advertising, the Company encourages unit level personnel to become active in their communities through local charities and other organizations and sponsorships.

         Restaurant Reporting. Systems and technology are essential for the management oversight needed to monitor the Company's restaurant operations. Operational and financial controls are maintained through the use of point of sale systems in each restaurant and an automated data processing system at the home office. The management accounting system polls data from the point of sale system and generates daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost. Inventories are taken of key products daily and of all products at the end of each four-week accounting period. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The system is also utilized for financial and budgetary analysis, including analysis of sales by restaurant, product mix and labor utilization.

         Real Estate and Construction. The Company maintains an in-house construction and real estate department to assist in the site selection process, develop architectural and engineering plans and oversee new construction. The Company's Director of Real Estate, Chief Executive Officer and Chief Operating Officer, together with other members of management, analyze prospective sites and maintain a broad database of possible sites. Once a site is selected, the Director of Real Estate oversees the zoning process, obtains all required governmental permits, develops detailed building plans and specifications and equips the restaurants.

         Human Resources. The Company maintains a human resources department that supports restaurant operations through the design and implementation of policies, programs, procedures and benefits for the Company's employees. The human resources department also includes an employee relations manager and maintains a toll-free number for employee comments and questions. The Company has had in place for several years a plan to foster diversity throughout its workforce.

RESTAURANT LOCATIONS

         At December 28, 1997, the Company operated 82 O'Charley's restaurants. The following table sets forth the locations (including the number of restaurants at each location) of these 82 restaurants.

      ALABAMA                    KENTUCKY                    SOUTH CAROLINA
        Birmingham (4)             Bowling Green               Anderson
        Decatur                    Elizabethtown               Spartanburg
        Huntsville                 Florence                  TENNESSEE
        Mobile                     Lexington (2)               Alcoa
        Montgomery                 Louisville (5)              Chattanooga (2)
        Oxford                     Owensboro                   Clarksville (2)
        Tuscaloosa                 Paducah                     Cleveland
      FLORIDA                      Richmond                    Cookeville
        Pensacola                MISSISSIPPI                   Gatlinburg
      GEORGIA                      Biloxi                      Jackson
        Atlanta (3)                Hattiesburg                 Johnson City
        Conyers                    Meridian                    Knoxville (4)
        Dalton                   NORTH CAROLINA                Lebanon
        Gainesville                Asheville                   Memphis (3)
        Lawrenceville              Raleigh (3)                 Murfreesboro
        Woodstock                  Winston-Salem               Nashville (7)
      INDIANA                    OHIO                          Pigeon Forge
        Clarksville                Cincinnati (5)
        Evansville                 Dayton
        Indianapolis (5)


FRANCHISED RESTAURANT

         The Company has one franchisee which owns one O'Charley's restaurant in Greenville, South Carolina. The Company's franchised restaurant is currently operated pursuant to a franchise agreement that provides for royalties of 2.0% of gross sales, marketing contributions of up to 1.0% of gross sales and a 20-year term. The Company retains the right to terminate the franchise agreement in the event of a breach or default under the franchise agreement, including failure to maintain Company operating standards. In addition, the franchisee is required to comply with Company specifications as to space, design and decor, menu items, principal food ingredients and day-to-day operations. The Company is currently in negotiations to acquire the franchised restaurant. The Company does not currently intend to franchise any additional O'Charley's restaurants.

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

GOVERNMENT REGULATION

         The Company is subject to various federal, state, and local laws affecting its business. The Company's commissary is licensed and subject to regulation by the USDA. In addition, each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, sanitation, building, and fire agencies in the state or municipality in which the restaurant is located. Most municipalities in which the Company's restaurants are located require local business licenses. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. The Company is also subject to federal and state environmental regulations, but such regulations have not had a material adverse effect on the Company's operations to date.

         Approximately 12% of the Company's restaurant sales in 1997 was attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities, and similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect, or in an extreme case, terminate its operations. However, each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. The Company is subject in most states in which it operates restaurants to "dram-shop" statutes or judicial interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

         The Federal Americans With Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. The Company currently designs its restaurants to be accessible to the disabled and believes that it is in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. The Company intends to comply with future regulations relating to accommodating the needs of the disabled, and the Company does not currently anticipate that such compliance will require the Company to expend substantial funds.

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

EMPLOYEES

         At December 28, 1997, the Company employed approximately 6,500 persons, 110 of whom were home office management and staff personnel, 140 of whom were commissary personnel and the remainder of whom were restaurant personnel. A substantial number of the Company's restaurant personnel are employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

         This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management such as statements concerning the Company's future profitability and its operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth below. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         Expansion Risks. The Company's continued growth depends on its ability to locate acceptable sites, open new restaurants and operate such restaurants profitably. The Company's growth strategy includes opening new restaurants in geographic markets in which the Company has limited or no previous operating experience. The Company's growth strategy also includes opening new restaurants in geographic markets in which there are a number of existing O'Charley's restaurants, which could have an adverse effect on sales and profitability at these existing restaurants. The Company's ability to expand the number of its restaurants will depend on a number of factors, including the selection and availability of quality restaurant sites, the negotiation of acceptable lease or purchase terms, the securing of required governmental permits and approvals, the adequate supervision of construction, the hiring, training and retaining of skilled management and other personnel, the availability of adequate financing and other factors, many of which are beyond the control of the Company. The hiring and retention of management and other personnel may be difficult given the low unemployment rates in certain areas in which the Company operates. There can be no assurance that the Company will be successful in opening new restaurants in accordance with the Company's proposed schedule. Furthermore, there can be no assurance that the Company's new restaurants will generate revenues or profit margins consistent with those of the Company's existing restaurants or that the new restaurants will operate profitably.

         Geographic Concentration. The Company's existing restaurants are located predominantly in the Southeastern and Midwestern United States, with 27 of the 82 Company-owned O'Charley's restaurants located in Tennessee. The Company's plans include further expansion in the Southeast and Midwest. As a result, the Company's business, financial or operating results may be materially adversely affected by economic, weather or business conditions in the Southeast and Midwest, as well as other geographic regions in which the Company locates restaurants.

         Increases in Operating Costs. The profitability of the Company is significantly dependent on its ability to anticipate and react to changes in the prices of food, commodities, labor, employee benefits and similar items. Many restaurant commodities are subject to seasonal fluctuations in prices as a result of weather, changes in demand and other factors. Most of the factors affecting costs are beyond the control of the Company. There can be no assurance that the Company will be able to anticipate and react to changing costs through its purchasing practices or menu price adjustments without a material adverse effect on the Company's business, financial condition or operating results.

         Labor Cost and Availability. The Company competes with other restaurants for experienced management personnel and hourly employees. Given the low unemployment rates in certain areas in which the Company operates, the hiring and retention of qualified management and other personnel may be difficult. The Company may be forced to enhance its wage and benefits package in order to attract qualified management and other personnel. No assurance can be given that the Company's labor costs will not increase or that, if they do increase, they can be absorbed by the Company or offset by menu price adjustments. Any failure by the Company to attract and retain qualified management and other personnel, control its labor costs or offset any increased labor costs through menu price adjustments could have a material adverse effect on the Company's business, financial condition and operating results.

         Competition. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Such competitors include a large number of national and regional restaurant chains. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The Company's restaurants located in larger cities and metropolitan areas generally face more intense competition than restaurants located in smaller markets. Historically, the restaurant business has been affected by changes in consumer tastes and by national, regional or local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns and the type, number and location of competing restaurants. The Company also competes with other restaurants and retail establishments for quality sites.

EXECUTIVE OFFICERS

         Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. There are no family relationships among any officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                       Age       Position
----                       ---       --------
Gregory L. Burns           43        President, Chief Executive Officer, and Chairman of
                                     the Board of Directors

Steven J. Hislop           38        Executive Vice President and Chief Operating Officer

A. Chad Fitzhugh           37        Chief Financial Officer, Secretary, and
                                     Treasurer

William E. Hall, Jr.       43        Vice President - Operations


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

         Steven J. Hislop has served as Executive Vice President and Chief Operating Officer of the Company since March 1997 and as a director of the Company since March 1998. Mr. Hislop served as Senior Vice President Operations from January 1993 to March 1997, and as Vice President - Operations from April 1990 to January 1993.

         A. Chad Fitzhugh has served as Chief Financial Officer since September 1996, as Secretary of the Company since May 1993, and as Treasurer since April 1990. Mr. Fitzhugh served as Controller from 1987 until his appointment as Chief Financial Officer. Mr. Fitzhugh is a certified public accountant.

         William E. Hall, Jr. has served as Vice President - Operations since March 1997. Mr. Hall served as Director of Operations from December 1996 to March 1997, as a Regional Director of the Company from July 1992 to December 1996, and as an Area Supervisor of the Company from May 1991 to July 1992.

ITEM 2.  PROPERTIES

         Of the 82 Company-operated restaurants in operation at December 28, 1997, 47 are owned by the Company in fee simple while the remainder are leased. Seven of the leased locations are owned by partnerships whose partners are affiliated with the Company. Restaurant lease expirations range from 1999 to 2019, with the majority of the leases providing for an option to renew for additional terms ranging from 5 to 20 years. All of the Company's leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the cost of insurance and taxes. The Company's executive offices and its commissary are located in Nashville, Tennessee in approximately 138,000 square feet of office and warehouse space under a lease which expires in March 2002. The Company has an option to extend the lease for two additional five-year terms. The Company has an option to purchase the property at various times during the lease term.

ITEM 3.  LEGAL PROCEEDINGS

         On February 15, 1994, a class action suit was filed in the United States District Court in the Western District of Tennessee against the Company, Gregory L. Burns, David K. Wachtel, Jr., and Charles F. McWhorter (Messrs. Wachtel and McWhorter are former directors and executive officers of the Company). The suit was later transferred to the United States District Court for the Middle District of Tennessee. The suit alleged racially discriminatory job selection, termination and work environment practices in violation of federal law. The suit sought actual, compensatory and punitive damages in an unspecified amount. Although the Company believes the suit was without merit, the Company entered into a settlement agreement in November 1996 in order to permit management to focus its resources on the Company's operation. The Court approved a consent decree approving the definitive settlement of the suit in the fourth quarter of 1996. The settlement agreement created a settlement pool of $4.8 million for the benefit of the class members, $700,000 for claims administration and fees and $2.0 million for the attorneys representing the class. The Company accrued an additional $1.0 million for legal and other expenses related to the settlement. An adjustment of approximately $2.3 million was made to the original accrual in December 1996 as a result of the lower than originally anticipated number of claims submitted by members of the plaintiff class. After the adjustment, the total settlement amount payable to the plaintiff class and their attorneys was approximately $5.2 million, of which approximately $445,000 was paid through the issuance of shares of the Company's Common Stock and the remaining amounts were to be paid in cash. As of December 28, 1997, substantially all of the required payments under this settlement had been paid.

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

         The Company is also involved in litigation and proceedings in the ordinary course of its business. The Company does not believe the outcome of any such litigation will have a material adverse effect upon the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter ended December 28, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "CHUX." As of March 26, 1998, there were approximately 650 shareholders of record. The following table shows quarterly high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market.

Fiscal 1996                                      High                Low
-----------                                ---------------      --------------
First Quarter..........................         $14.75              $10.50
Second Quarter.........................          15.50               10.50
Third Quarter..........................          12.50                9.75
Fourth Quarter.........................          13.50                9.50

Fiscal 1997                                      High                Low
-----------                                ---------------      --------------
First Quarter..........................         $14.38              $11.88
Second Quarter.........................          18.38               12.63
Third Quarter..........................          18.38               14.75
Fourth Quarter.........................          19.38               15.38

         The Company has never paid a dividend on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and does not expect to pay any cash dividends in the foreseeable future. The Company's revolving credit facility prohibits the payment of cash dividends on the Common Stock without the consent of the participating banks.

         No securities of the Company were sold during the fiscal year ended December 28, 1997 without registration under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                                          December 28,    December 29,    December 31,   December 25,   December 26,
(In Thousands, Except Per Share Data)         1997            1996            1995            1994           1993
--------------------------------------------------------------------------------------------------------------------
For the Year Ended
RESULTS OF OPERATIONS
     Revenues                              $ 200,403       $ 164,530       $ 147,557       $ 122,697       $ 95,586
     Restaurant Operating Margin              39,976          29,320          25,016          19,904         14,416
     Advertising, General and
         Administrative Expenses              12,932           9,370           8,187           7,717          5,894
     Depreciation and Amortization            10,331           8,141           6,164           4,711          3,437
     Asset Revaluation                            --           5,110              --              --             --
     Income From Operations                   16,920           6,838          11,138           8,051          5,582
     Litigation                                   --           6,200           1,000              --             --
     Earnings (Loss) Before
         Income Taxes                         13,686          (1,944)         16,662           7,465          5,085
     Income Tax Expense (Benefit)(1)           4,886            (797)          6,071           2,492          1,867
     Net Earnings (Loss)(1)                    8,800          (1,147)         10,591           4,973          3,218
                                          --------------------------------------------------------------------------

EARNINGS PER SHARE DATA (DILUTED)(2)
     Net Earnings (Loss)(1)                $    0.99       $   (0.15)      $    1.27       $    0.61       $   0.42
     Weighted Average Common
         Shares Outstanding                    8,907           7,809           8,308           8,137          7,689
                                          --------------------------------------------------------------------------

At Year End
FINANCIAL POSITION
     Cash                                  $   1,965       $   1,616       $   2,576       $   1,727       $  1,180
     Working Capital (Deficit)               (11,309)        (10,864)         (7,344)         (3,050)        (3,327)
     Property and Equipment, net             136,051         103,281          81,512          64,609         50,219
     Total Assets                            150,515         117,159          93,351          76,082         57,971
     Long-Term Debt                           13,679          29,822          11,990          15,140          8,987
     Capitalized Lease Obligations            14,039          11,797           9,272           5,744          4,697
     Shareholders' Equity                     95,383          50,926          51,787          40,804         33,204
                                          --------------------------------------------------------------------------

(1) The income tax expense, net earnings and per share data for fiscal years 1995, 1994 and 1993 represent pro forma amounts (see Note 2 and Note 10 in Notes to Financial Statements).

(2) Earnings (loss) per share data has been restated to reflect the adoption of FAS 128 in the fourth quarter of 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management such as statements concerning the Company's future profitability and its operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, increases in food, labor and employee benefit costs, the availability of experienced management and hourly coworkers, the Company's ability to locate and open new restaurants and to operate such restaurants profitably, and the intense competition in the restaurant industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

At December 28, 1997, the Company owned and operated 82 O'Charley's restaurants in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina and Tennessee and franchised one O'Charley's restaurant in South Carolina. The following table reflects changes in the number of company-owned restaurants for the periods presented.

     Restaurants                                                        1997              1996             1995
----------------------------------------------------------------------------------------------------------------
     In operation, beginning of period                                   69                55               44
     Restaurants opened                                                  13                12               11
     Restaurants acquired from franchisee                                 -                 6                -
     Restaurants closed                                                   -                (4)               -
                                                                        ----------------------------------------
     In operation, end of period                                         82                69               55
                                                                        ----------------------------------------

REVENUES consist of restaurant sales and to a lesser extent commissary sales and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Commissary sales represent sales to outside parties. Prior to October 1995, commissary sales consisted primarily of sales of food products and other supplies to third-party restaurant companies. Since October 1995, commissary sales have consisted primarily of sales of O'Charley's label food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Consistent with industry trends, liquor sales as a percentage of restaurant sales has declined in each of the last three fiscal years.

COST OF FOOD, BEVERAGE AND SUPPLIES primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. Various factors beyond the Company's control, including adverse weather, cause periodic fluctuations in food costs. Generally, temporary increases are absorbed by the Company and are not passed on to customers; however, management may adjust menu prices to compensate for increased costs of a more permanent nature.

PAYROLL AND BENEFITS includes restaurant management salaries and bonuses, hourly wages for unit level employees, payroll taxes, workers' compensation, various health, life and dental insurance programs, vacation expense and sick pay. The Company has an incentive bonus plan that compensates store management for achieving certain store level financial targets and performance goals.

RESTAURANT OPERATING COSTS includes occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization, which are primarily fixed in nature and generally do not vary with unit sales volume. Rent, supervisory salaries, bonuses and expenses, management training salaries, property insurance, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category.

RESTAURANT OPERATING MARGIN is defined as restaurant sales less cost of restaurant sales. Cost of restaurant sales consists of cost of food, beverage and supplies, payroll and benefits and restaurant operating costs.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES includes all advertising and corporate and administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Advertising, executive management and support staff salaries, bonuses and related expenses, data processing, legal and accounting expenses and office expenses account for the major expenses in this category.

DEPRECIATION AND AMORTIZATION primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life and amortization of preopening costs for new restaurants, which includes costs of hiring and training the initial staff and certain other costs. Depreciation and amortization as a percentage of total revenues may increase as the number of new store openings increases.

A $5.1 million charge relating to the revaluation of certain assets was recorded in fiscal 1996 pursuant to the provisions of FAS 121. See "Results of Operations-Fiscal Year Ended December 29, 1996 Compared to the Fiscal Year Ended December 31, 1995" and Note 3 of Notes to the Company's financial statements.

The following section should be read in conjunction with "Selected Financial Data" and the Company's financial statements and the related Notes thereto included elsewhere herein. The following table highlights the operating results for fiscal years 1997, 1996 and 1995 as a percentage of total revenues unless otherwise indicated. Fiscal years 1997 and 1996 are comprised of 52 weeks while 1995 is comprised of 53 weeks.

                                                                        1997              1996             1995
-------------------------------------------------------------------------------------------------------------------
REVENUES:
     Restaurant sales                                                    98.6%             98.6%            93.6%
     Commissary sales                                                     1.4%              1.4%             6.4%
                                                                        -------------------------------------------
                                                                        100.0%            100.0%           100.0%

COSTS AND EXPENSES:
     Cost of restaurant sales:(1)
         Cost of food, beverage and supplies                             34.7%             35.9%            36.7%
         Payroll and benefits                                            30.6%             30.9%            30.1%
         Restaurant operating costs                                      14.5%             15.1%            15.1%
                                                                        -------------------------------------------
                                                                         79.8%             81.9%            81.9%
                                                                        -------------------------------------------
         Restaurant operating margin(2)                                  20.2%             18.1%            18.1%

     Cost of commissary sales(3)                                         93.7%             95.2%            95.3%
     Advertising, general and administrative expenses                     6.5%              5.7%             5.5%
     Depreciation and amortization                                        5.2%              4.9%             4.2%
     Asset revaluation                                                     --               3.1%              --
                                                                        -------------------------------------------


INCOME FROM OPERATIONS                                                    8.4%              4.2%             7.5%

OTHER (INCOME) EXPENSE:
     Interest expense, net                                                1.7%              1.6%             1.3%
     Litigation                                                           -                 3.8%             0.7%
     Other, net                                                          (0.1%)             -               (5.7%)
                                                                        -------------------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                                       6.8%             (1.2%)           11.3%

INCOME TAX EXPENSE (BENEFIT)(4)                                           2.4%             (0.5%)            4.1%
                                                                        -------------------------------------------

NET EARNINGS (LOSS)(4)                                                    4.4%             (0.7%)            7.2%
                                                                        -------------------------------------------


(1)      As a percentage of restaurant sales.
(2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.
(3)      As a percentage of commissary sales.
(4) The income tax expense and net earnings for 1995 represent pro forma amounts.

FISCAL YEAR ENDED DECEMBER 28, 1997 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 29, 1996

TOTAL REVENUES in 1997 increased $35.9 million, or 21.8%, to $200.4 million from $164.5 million in 1996 primarily as a result of an increase in restaurant sales of $35.3 million, or 21.8%, and an increase in commissary sales of $555,000, or 24.5%. The increase in restaurant sales was primarily attributable to the addition of 13 restaurants in 1997 and an increase in same store sales of 4.7%. The increase in same store sales resulted from an increase in customer traffic and menu price increases. Management attributes the increase in customer traffic to the introduction of a redesigned menu, a new advertising campaign, increased promotional items, improved restaurant operations and milder weather in the Company's markets during the first quarter of 1997 compared to 1996. The Company initiated a new advertising campaign beginning in the fourth quarter of 1996 that continued through 1997. This new advertising effort focused on the Company's defining differences and in some cases highlighted certain promotional items. Menu price increases were instituted during the first and third quarters of 1997 which realized approximately 1%. Liquor sales as a percentage of restaurant sales decreased to 11.9% in 1997 reflecting industry trends.

COST OF FOOD, BEVERAGE AND SUPPLIES in 1997 increased $10.4 million, or 17.9%, to $68.6 million from $58.2 million in the prior year. Cost of food, beverage and supplies as a percentage of restaurant sales decreased to 34.7% in 1997 from 35.9% in 1996. This decrease was primarily attributable to cost reductions in certain high volume food commodities, increased operating efficiencies at the Company's commissary and overall lower produce costs due primarily to lower potato costs. The Company's redesigned menu and seasonal promotions also contributed to lower food cost by offering a mix of menu items competitively priced that produced a lower food cost percentage while enhancing the Company's quality standards. Overall, the effects of the impact of inflation on food cost was minimal. While the Company has not yet experienced a significant increase in food costs due to the effects of El Nino, management is expecting a possible increase in certain produce items beginning in the second quarter of 1998.

PAYROLL AND BENEFITS increased $10.2 million, or 20.3%, to $60.4 million in 1997 from $50.2 million in the prior year. Payroll and benefits as a percentage of restaurant sales decreased to 30.6% in 1997 from 30.9% in 1996. The Company achieved a lower percentage of payroll and benefit cost due primarily to the economies achieved from higher average unit sales volumes, reduced management and hourly turnover and from certain employee benefit cost reductions. These decreases were partially offset by increases in restaurant management bonus expense and wage rates. Bonus expense increased due to a larger percentage of stores meeting and exceeding their financial targets and performance goals in 1997 as compared to 1996. As a result of increased competition and the low unemployment rates in the markets in which O'Charley's restaurants are located, the Company continued to increase wages and benefits in order to attract and retain management and hourly coworkers.

RESTAURANT OPERATING COSTS in 1997 increased $4.1 million, or 16.6%, to $28.6 million from $24.5 million in the prior year. Restaurant operating costs as a percentage of restaurant sales decreased to 14.5% in 1997 from 15.1% in 1996. This decrease was primarily attributable to the allocation of certain supervisory and overhead costs over a greater number of restaurants and economies achieved from higher average unit sales. Since January 1996, the Company has generally opened new stores in existing geographical markets which has contributed to a slower growth rate in certain expenses, particularly supervisory costs. Additionally, rent expense, as a percentage of restaurant sales, was lower as the Company continued to purchase most of its restaurant sites. These decreases in the restaurant operating percentage were partially offset by an increase in the amount of bonus expense earned by supervisory management. Bonus expense increased due to the improved financial and performance results in 1997.

RESTAURANT OPERATING MARGIN increased 36.3% to $40.0 million in 1997 from $29.3 million in 1996. As a percentage of restaurant sales, the restaurant operating margin increased to 20.2% in 1997 from 18.1% in 1996. This improvement was primarily attributable to the leverage achieved from overall higher average unit volumes and lower food cost.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES increased $3.5 million, or 38.0%, to $12.9 million in 1997 from $9.4 million in the prior year. Advertising, general and administrative expenses as a percentage of total revenues increased to 6.5% in 1997 from 5.7% in 1996. This increase was primarily the result of an increase in advertising expenditures and bonus expense for corporate management. The Company introduced a television and radio advertising campaign in the fourth quarter of 1996 in conjunction with the introduction of a redesigned menu. These advertising expenses increased to 2.8% of restaurant sales in 1997 as compared to approximately 2.4% in 1996. Management expects to continue its advertising efforts in 1998 at approximately 2.8% to 3.0% of restaurant sales. Bonus expense increased primarily as a result of an increase in the bonus compensation of senior management and executive officers that is based in part on a formula that rewards increased profits.

DEPRECIATION AND AMORTIZATION in 1997 increased $2.2 million, or 26.9%, to $10.3 million from $8.1 million in the prior year. Depreciation and amortization as a percentage of total revenues increased to 5.2% in 1997 from 4.9% in 1996. The increase is primarily due to the Company incurring additional capital expenditures for the remodeling of certain existing stores and the relocation of two stores. See "New Accounting Pronouncements" for anticipated changes in the reporting of preopening cost beginning in the first quarter of 1999.

INCOME FROM OPERATIONS increased $10.1 million, or 147.4%, to $16.9 million in 1997 from $6.8 million in 1996. This increase was primarily the result of the $5.1 million charge in 1996 for assets impaired under FAS 121. Excluding the $5.1 million charge in 1996, income from operations in 1996 would have been $11.9 million and the increase in 1997 would have been $5.0 million over 1996. Income from operations as a percentage of total revenues, excluding the FAS 121 charge in 1996, would have increased from 7.3% in 1996 to 8.4% in 1997. This increase was primarily a result of improved restaurant operating margin, which was partially offset by increased general and administrative and depreciation and amortization expenses.

INTEREST EXPENSE, NET increased $871,000, or 33.7%, to $3.5 million in 1997 from $2.6 million in 1996. This increase in interest expense was primarily the result of increased borrowings under the Revolver and capitalized lease obligations to fund the Company's growth. The Company reduced its long-term debt by approximately $34.7 million in the fourth quarter of 1997 with the net proceeds received from the sale of common stock.

INCOME TAX EXPENSE was $4.9 million in 1997 as compared to income tax benefit of $797,000 in the prior year. Income tax expense (benefit) as a percentage of earnings (loss) before income taxes for 1997 was 35.7% as compared to (41.0%) in 1996. The income tax benefit in 1996 was higher than the expected rate because of the amount of the Federal Insurance Contribution Act tip credits in relation to a lower taxable income.

FISCAL YEAR ENDED DECEMBER 29, 1996 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1995

TOTAL REVENUES in 1996 increased $17.0 million, or 11.5%, to $164.5 million from $147.5 million in 1995 as a result of an increase in restaurant sales of $24.1 million, or 17.5%, partially offset by a decrease in commissary sales of $7.2 million, or 76.0%. This increase in restaurant sales was primarily attributable to the addition of 12 new restaurants in 1996 and an increase in same store sales of 0.4%. In 1996, the Company's average check increased approximately $0.30 primarily as a result of a menu price increase of 1.5% taken in the fourth quarter of 1995 and a redesigned menu (introduced in 1996) which included several higher priced menu items. Restaurant sales were significantly impacted during January and February of 1996 by unusually severe winter storms in the Company's markets. The comparison of 1996 and 1995 restaurant sales was also affected by 1995 being a 53-week year while 1996 was a 52-week year and the closure of four restaurants in the third quarter of 1996 that were open for all of 1995. Liquor sales as a percentage of restaurant sales decreased to 13.3% in 1996 reflecting industry trends.

COST OF FOOD, BEVERAGE AND SUPPLIES in 1996 increased $7.5 million, or 14.8%, to $58.2 million from $50.7 million in 1995. Cost of food, beverage and supplies as a percentage of restaurant sales decreased to 35.9% in 1996 from 36.7% in 1995. This decrease was primarily related to an overall decrease in food costs as a result of cost reductions in certain high volume food commodities and to the increased purchasing power and operating efficiencies of the Company's commissary. The Company experienced lower overall produce cost in 1996 primarily as a result of lower lettuce and potato costs. Additionally, the Company's overall poultry and beef costs were lower in 1996. Other overall wholesale costs increased slightly in 1996 but did not have a significant impact on food and beverage cost. The redesigned menu introduced in the fourth quarter of 1996 slightly lowered the overall food cost percentage.

PAYROLL AND BENEFITS increased $8.7 million, or 21.0%, to $50.2 million in 1996 from $41.5 million in 1995. Payroll and benefits as a percentage of restaurant sales increased to 30.9% in 1996 from 30.1% in 1995 primarily as a result of higher hourly wage rates, increased bonuses and employee benefit costs, including vacation expense and health insurance. In addition, an increase in the federal minimum wage rate to $4.75 from $4.25 on October 1, 1996 resulted in a slight increase in labor cost. These increases were partially offset by a reduction in workers' compensation expense.

RESTAURANT OPERATING COSTS in 1996 increased $3.6 million, or 17.3%, to $24.5 million from $20.9 million in 1995. Restaurant operating costs as a percentage of restaurant sales were unchanged in 1996 as compared to 1995. Supervisory and overhead costs decreased as a percentage of restaurant sales as a result of allocating such costs over a greater number of stores. Additionally, rent expense as a percentage of restaurant sales was lower as the Company continued to purchase most of its restaurant sites. These decreases were offset by increases in certain operating costs including utilities, outside services and taxes.

RESTAURANT OPERATING MARGIN as a percentage of restaurant sales was 18.1% in both 1996 and 1995.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES increased $1.2 million, or 14.4%, to $9.4 million in 1996 from $8.2 million in 1995. Advertising, general and administrative expenses as a percentage of total revenues increased to 5.7% in 1996 from 5.5% in 1995. The Company increased advertising expenditures in 1996, particularly during the fourth quarter as the redesigned menu was introduced in conjunction with a new radio and television advertising campaign. Additionally, the Company incurred higher salary and related payroll costs as a result of the hiring of additional management personnel in the areas of information services, advertising and real estate. These increases were partially offset by a decrease in executive officers' bonus compensation that is based in part on a formula that rewards increased profits. Certain other cost percentages decreased as a result of spreading certain general and administrative expenses over increased total revenues.

DEPRECIATION AND AMORTIZATION in 1996 increased $1.9 million, or 32.1%, to $8.1 million from $6.2 million in 1995. Depreciation and amortization as a percentage of total revenues increased to 4.9% in 1996 from 4.2% in 1995. Amortization of preopening expenses increased as a result of a greater number of new stores open for less than one year. In 1996, the Company incurred additional capital expenditures for several major restaurant remodels, computer equipment and technological upgrades that increased the amount of depreciation expense.

ASSET REVALUATION in 1996 represents charges for assets impaired under FAS 121. During the second quarter of 1996, the Company identified certain restaurant units for possible impairment. Once identified, management estimated the undiscounted future cash flows for each unit and determined that for each unit the asset's net book value exceeded its related undiscounted cash flows. As a result, the Company recognized asset write-downs totaling $5.1 million in the second quarter of 1996. Such amount included $2.5 million related to assets to be disposed of, including a charge of $536,000 related to two restaurant units which were subsequently closed and sold later in the year, and $2.0 million for two restaurant units which were closed in the third quarter of 1996. The Company also recognized asset write-downs related to assets to be held and used totaling $2.6 million, including $445,000 primarily for restaurant computer equipment and $2.2 million for five restaurant units expected to remain open or to be relocated. The write-downs were based on management's estimates of the fair market value of the respective restaurant unit as determined primarily by reference to market prices for similar assets and, in the case of the units to be disposed of, management's estimates of the cost to dispose of such units. The write-down of restaurant computer equipment and software related to systems which management decided to abandon in favor of new systems. See Note 3 of Notes to the Company's financial statements.

INCOME FROM OPERATIONS decreased $4.3 million, or 38.6%, to $6.8 million in 1996 from $11.1 million in 1995. This decrease was primarily the result of the $5.1 million charge for assets impaired under FAS 121. Excluding the $5.1 million charge for assets impaired under FAS 121, income from operations in 1996 would have been $11.9 million, an increase of $810,000 over 1995. Income from operations as a percentage of total revenues, excluding the effects of the charge for assets impaired, would have decreased to 7.3% in 1996 from 7.5% in 1995. This decrease was primarily the result of increased advertising, general and administrative expenses, due primarily to increased advertising expenditures, and increased depreciation and amortization, due primarily to increased depreciation resulting from the increased level of capital expenditures from store expansion.

INTEREST EXPENSE, NET increased $668,000, or 34.8%, to $2.6 million in 1996 from $1.9 million in 1995. The increased amount of interest expense was directly related to the increase in borrowings under the Revolver and increased borrowings under capitalized lease obligations. This increase was partially offset by a reduction in the average interest rate paid by the Company in 1996.

LITIGATION in 1996 and 1995 represents charges related to a class action lawsuit. See "Liquidity and Capital Resources."

OTHER, NET decreased significantly in 1996 from 1995 as a result of the sale of the Company's interest in Logan's in 1995. In July 1995, Logan's completed an initial public offering, and the Company sold substantially all of its interest in Logan's and recorded a gain of approximately $7.4 million.

INCOME TAX BENEFIT was $797,000 in 1996 as compared to income tax expense of $6.1 million in 1995. Income tax expense (benefit) as a percentage of earnings
(loss) before income taxes was (41.0%) in 1996 as compared to 36.4% in 1995. The income tax benefit in 1996 was higher than the statutory rate of 36.0% because of the amount of the Federal Insurance Contribution Act tip credits in relation to a lower taxable income. Taxable income was lower as a result of the tax deductibility of certain litigation and FAS 121 expenses. Beginning in October 1996, the Work Opportunity Tax Credit ("WOTC") program was started which replaced the Targeted Job Tax Credits ("TJTC") program that was discontinued at the beginning of 1995. The WOTC program is similar to the TJTC program in that companies receive federal tax credits for hiring certain qualified disadvantaged workers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital needs arise from the development of new restaurants and the maintenance and improvement of existing restaurants. Historically, the Company's primary sources for working capital have been cash provided from operations, bank indebtedness and capitalized lease obligations. During 1997, the Company expended approximately $41.8 million in capital for the development of 13 new restaurants, improvements to existing restaurants, relocation of two restaurants, the construction of the Company's training center and for new equipment and additional warehouse space at the Company's commissary. Additionally, the Company repaid $36.1 million in principal on its long-term debt and capitalized lease obligations. These capital outlays were funded primarily by $34.7 million of net proceeds from the sale of shares of the Company's common stock, $18.3 million in cash provided by operating activities, borrowings of $16.4 million under the Company's revolving credit agreement (the "Revolver"), borrowings of approximately $7.1 million under capitalized lease obligations and approximately $1.0 million in proceeds from the sale of certain assets. During the fourth quarter of 1997, the Company consummated the sale of 2,232,000 shares of its common stock. Net proceeds of approximately $34.7 million were used to reduce the Company's indebtedness under its Revolver.

The Company expects to open 14 to 16 new company-owned restaurants in 1998. As of December 28, 1997, the Company had seven additional restaurants under construction, five of which are expected to open during the first quarter of 1998. Management estimates that the Company will make approximately $40.0 million in capital expenditures in 1998. Actual capital expenditures may increase based on a number of factors, including the timing of additional purchases of future restaurant sites. The Company intends to continue financing the furniture, fixtures and equipment for its new stores with capitalized lease obligations.

On December 8, 1997, the Company entered into an amended and restated Revolver with its bank group that increased its previously existing maximum borrowing capacity from $70 million to $100 million. As of December 28, 1997, $13.0 million of indebtedness was outstanding under the Revolver and bore interest at 6.65%. The maturity of the Revolver was extended to November 30, 2000 which may be extended annually by one year, at the participating banks' option, beginning on the first anniversary of the Revolver. The Revolver imposes restrictions on the Company with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers and the payment of dividends.

Management believes that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance its operations and expected growth through 1999.

During the fourth quarter of 1996, a consent decree approving the definitive settlement agreement of a two-year old class action lawsuit against the Company was approved by the U.S. District Court for the Middle District of Tennessee. The settlement agreement created a settlement pool of $4.8 million for the benefit of the class members, $700,000 for claims administration and fees and $2.0 million for the attorneys representing the plaintiff class. The Company accrued $1.0 million for legal and other expenses related to the settlement. An adjustment of approximately $2.3 million was made to the original accrual in December 1996 as a result of the lower than originally anticipated number of claims submitted by members of the plaintiff class. After the adjustment, the total settlement amount payable to the plaintiff class and their attorneys was approximately $5.2 million, of which approximately $ 445,000 was to be paid through the issuance of shares of the

Company's Common Stock and the remaining amounts were to be paid in cash. In 1996, the Company expended approximately $1.4 in cash towards this settlement. As of December 28, 1997, substantially all of the required payments under this settlement had been paid.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1997, the AICPA Accounting Standards Executive Committee (AcSEC) approved for issuance the Statement of Position (SOP), Reporting on the Costs of Start-Up Activities. This SOP must be approved by the Financial Accounting Standards Board (FASB) prior to final issuance. Issuance of this SOP is expected during 1998, and will be effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a startup activity be expensed as incurred. Currently, the Company capitalizes its preopening cost and amortizes these costs over a 12-month period. At December 28, 1997, the Company had $1.3 million in unamortized preopening costs. Assuming this SOP is issued in its current form and expected effective date, the Company will recognize in the first quarter of 1999, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized pre-opening costs at the date of adoption.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14. This pronouncement is effective for fiscal years beginning after December 15, 1997. Management is evaluating the impact of reporting information about operating segments in the Company's financial statements.

YEAR 2000

A business issue exists with regard to existing software applications and the ability of these applications to process date values. Specifically, many computer applications are written in two digits rather than four to define the applicable year. Beginning in the year 2000, these applications will need to be capable of recognizing four digit dates in order to properly distinguish the year 2000 from prior periods.

Management of the Company has considered the impact of the year 2000 issues on its computer systems and applications and has developed a remediation plan. The plan provides for the remediation to be completed by 1999. The Company expenses all costs associated with these system changes as the costs are incurred. Management will also be making formal inquiries of its suppliers and other third-party entities with which it has business relations, as the Company may be vulnerable as the result of the failure of such entities to remediate their own year 2000 issues. Management does not believe the impact of the year 2000 issue will have a significant impact on the Company's operations or liquidity.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect the Company's operations. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which the Company's restaurants are located, the Company has continued to increase wages and benefits in order to attract and retain management personnel and hourly coworkers. In addition, most of the Company's leases require the Company to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. The Company may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS
                                O'CHARLEY'S INC.

                                                                      Page
                                                                      ----
Independent Auditors' Report ........................................  22

Balance Sheets at December 29, 1996 and December 28, 1997 ...........  23

Statements of Operations for the Years Ended December 31, 1995,
  December 29, 1996, and December 28, 1997 ..........................  24

Statements of Shareholders' Equity for the Years Ended December 31,
  1995, December 29, 1996, and December 28, 1997 ....................  25

Statements of Cash Flows for the Years Ended December 31, 1995,
  December 29, 1996, and December 28, 1997 ..........................  26

Notes to Financial Statements .......................................  27


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
O'Charley's Inc.:

We have audited the balance sheets of O'Charley's Inc. as of December 28, 1997 and December 29, 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O'Charley's Inc. as of December 28, 1997 and December 29, 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 1997, in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

Nashville, Tennessee
February 6, 1998

                                 BALANCE SHEETS

                                                                   December 28,  December 29,
(Dollars in Thousands)                                                 1997         1996
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash                                                            $  1,965      $  1,616
     Accounts receivable, less allowance for doubtful
         accounts of $72 in 1997 and $58 in 1996                        2,204         1,546
     Inventories                                                        4,600         4,505
     Preopening costs                                                   1,340         1,097
     Deferred income taxes                                                807         2,334
     Other current assets                                               2,231         1,357
                                                                     ----------------------
         Total current assets                                          13,147        12,455

PROPERTY AND EQUIPMENT, NET                                           136,051       103,281

OTHER ASSETS                                                            1,317         1,423
                                                                     ----------------------
                                                                     $150,515      $117,159
                                                                     ----------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                $  5,529      $  5,022
     Accrued payroll and related expenses                               4,603         3,365
     Accrued expenses                                                   6,463         9,162
     Federal, state and local taxes                                     3,240         2,461
     Current portion of long-term debt and capitalized leases           4,621         3,309
                                                                     ----------------------
         Total current liabilities                                     24,456        23,319

DEFERRED INCOME TAXES                                                   2,958         1,295

LONG-TERM DEBT                                                         13,679        29,822

CAPITALIZED LEASE OBLIGATIONS                                          14,039        11,797

SHAREHOLDERS' EQUITY:
     Common stock-No par value; authorized, 50,000,000
         shares; issued and outstanding, 10,176,614 in 1997 and
         7,854,369 in 1996                                             65,249        29,592
     Additional paid-in capital                                           652           652
     Retained earnings                                                 29,482        20,682
                                                                     ----------------------
         Total shareholders' equity                                    95,383        50,926
                                                                     ----------------------
                                                                     $150,515      $117,159
                                                                     ----------------------


See notes to financial statements.

                            STATEMENTS OF OPERATIONS

                                                                           Year Ended
                                                         ------------------------------------------
                                                         December 28,    December 29,   December 31,
(In Thousands, Except Per Share Data)                        1997            1996            1995
---------------------------------------------------------------------------------------------------
REVENUES:
     Restaurant sales                                      $197,554        $162,235        $138,098
     Commissary sales                                         2,819           2,264           9,429
     Franchise revenue                                           30              31              30
                                                           ----------------------------------------
                                                            200,403         164,530         147,557
COSTS AND EXPENSES:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                 68,584          58,184          50,687
         Payroll and benefits                                60,431          50,227          41,511
         Restaurant operating costs                          28,563          24,504          20,884
     Cost of commissary sales                                 2,642           2,156           8,986
     Advertising, general and administrative expenses        12,932           9,370           8,187
     Depreciation and amortization                           10,331           8,141           6,164
     Asset revaluation                                           --           5,110              --
                                                           ----------------------------------------
                                                            183,483         157,692         136,419
                                                           ----------------------------------------
INCOME FROM OPERATIONS                                       16,920           6,838          11,138

OTHER (INCOME) EXPENSE:
     Interest expense, net                                    3,459           2,588           1,920
     Litigation                                                  --           6,200           1,000
     Other, net                                                (225)             (6)         (8,444)
                                                           ----------------------------------------
                                                              3,234           8,782          (5,524)
                                                           ----------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                          13,686          (1,944)         16,662

INCOME TAX EXPENSE (BENEFIT)                                  4,886            (797)          5,785
                                                           ----------------------------------------

NET EARNINGS (LOSS)                                        $  8,800        $ (1,147)       $ 10,877
                                                           ----------------------------------------

PRO FORMA DATA:
     Earnings before income taxes as reported                                              $ 16,662
     Pro forma income tax expense                                                             6,071
                                                                                           --------
     Pro forma net earnings                                                                $ 10,591
                                                                                           --------

EARNINGS (LOSS) PER COMMON SHARE - BASIC(1)                $   1.06        $  (0.15)       $   1.37
                                                           ----------------------------------------

EARNINGS (LOSS) PER  COMMON SHARE - DILUTED(1)             $   0.99        $  (0.15)       $   1.27
                                                           ----------------------------------------

(1)      Earnings per common share for 1995 represent pro forma amounts (see
         Note 2 in Notes to Financial Statements).


See notes to financial statements.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                           Common Stock       Additional
                                                        -------------------     Paid-in      Retained
(In Thousands)                                          Shares       Amount     Capital      Earnings        Total
--------------------------------------------------------------------------------------------------------------------
Balance, December 25, 1994                               7,699      $28,467      $ 576       $ 11,761       $ 40,804

     1995 net earnings                                      --           --        809         10,068         10,877
     Cash distribution to Shoex, Inc. shareholders          --           --       (418)            --           (418)
     Exercise of employee stock options including
         tax benefits                                       55          320         --             --            320
     Shares issued under CHUX Ownership Plan                17          204         --             --            204
                                                        ------------------------------------------------------------


Balance, December 31, 1995                               7,771       28,991        967         21,829         51,787

     1996 net loss                                          --           --         --         (1,147)        (1,147)
     Cash distribution to Shoex, Inc. shareholders          --           --       (315)            --           (315)
     Exercise of employee stock options including
         tax benefits                                       65          446         --             --            446
     Shares issued under CHUX Ownership Plan                18          155         --             --            155
                                                        ------------------------------------------------------------


Balance, December 29, 1996                               7,854       29,592        652         20,682         50,926

     1997 net earnings                                      --           --         --          8,800          8,800
     Shares of common stock sold                         2,232       34,726         --             --         34,726
     Litigation shares issued                               31          445         --             --            445
     Exercise of employee stock options including
         tax benefits                                       47          336         --             --            336
     Shares issued under CHUX Ownership Plan                13          150         --             --            150
                                                        ------------------------------------------------------------

Balance, December 28, 1997                              10,177      $65,249      $ 652       $ 29,482       $ 95,383
                                                        ------------------------------------------------------------





See notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                                                                          Year Ended
                                                                      -----------------------------------------------
                                                                      December 28,      December 29,     December 31,
(In Thousands)                                                            1997              1996             1995
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                                $  8,800         $ (1,147)        $ 10,877
     Adjustments to reconcile net earnings (loss) to net cash
         provided by operating activities:
            Depreciation and amortization                                  7,920            5,982            4,875
            Amortization of preopening costs                               2,411            2,159            1,289
            Deferred income taxes                                          3,190           (2,595)             936
            Loss (gain) on sale of assets                                     73             (157)          (7,448)
            Asset revaluation                                                 --            5,110               --
     Changes in assets and liabilities:
            Accounts receivable                                             (658)            (302)             (84)
            Due from related parties                                          --              108              281
            Inventories                                                      (95)            (725)             699
            Additions to preopening costs                                 (2,654)          (2,211)          (1,970)
            Other current assets                                            (874)            (386)            (120)
            Accounts payable                                                 507              599              981
            Accrued payroll and other accrued expenses                      (237)           4,297            2,241
                                                                        ------------------------------------------
                Net cash provided by operating activities                 18,383           10,732           12,557


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                 (34,621)         (27,744)         (20,439)
     Proceeds from sale of property and equipment                          1,025            1,341            6,100
     Proceeds from sale of unconsolidated partnership                         --               --            7,894
     Other, net                                                               85             (516)             (85)
                                                                        ------------------------------------------
                Net cash used by investing activities                    (33,511)         (26,919)          (6,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                         16,400           18,503            6,000
     Payments on long-term debt and capitalized
         lease obligations                                               (36,135)          (3,563)         (11,284)
     Distribution to shareholders of acquired entity                          --             (315)            (418)
     Net proceeds from sale of common stock                               34,726               --               --
     Exercise of employee incentive stock options                            486              602              524
                                                                        ------------------------------------------
                Net cash provided (used) by financing activities          15,477           15,227           (5,178)
                                                                        ------------------------------------------

Increase (Decrease) in Cash                                                  349             (960)             849

Cash at Beginning of the Period                                            1,616            2,576            1,727
                                                                        ------------------------------------------

Cash at End of the Period                                               $  1,965         $  1,616         $  2,576
                                                                        ------------------------------------------



See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O'CHARLEY'S INC. (the "Company") owns, operates and franchises 83 (at December 28, 1997) full-service restaurant facilities in 10 southeastern and midwestern states under the trade name of "O'Charley's." The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the last Sunday in December. Fiscal years 1997 and 1996 were comprised of 52 weeks while fiscal year 1995 was comprised of 53 weeks.

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

PROPERTY AND EQUIPMENT are stated at cost and depreciated on a straight-line method over the following estimated useful lives: buildings and improvements-30 years; furniture, fixtures and equipment-3 to 10 years. Leasehold improvements are amortized over the lesser of the asset's estimated useful life or the lease term. Equipment under capitalized leases is amortized to its expected value to the Company at the end of the lease term. Property leased to others includes land, buildings and improvements that are depreciated over the Company's standard estimated useful lives for these assets. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, which is included in other assets, is amortized over 20 years using the straight-line method. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average costs of funds. The assessment of the recoverability of the asset will be impacted if estimated future operating cash flows are not achieved.

ADVERTISING COSTS. The Company expenses advertising costs as incurred, except for certain advertising production costs that are expensed the first time the advertising takes place. Advertising expense for fiscal years 1997, 1996, and 1995 totaled $5,456,000, $3,956,000 and $2,326,000, respectively.

DEFERRED REVENUE, which is included in accrued expenses, includes deferred gift certificate revenue. The Company records a deferred liability as certificates are sold at an amount equal to the anticipated redemption value. The deferred liability is reduced and revenue is recorded as restaurant sales when gift certificates are redeemed.

INCOME TAXES are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

STOCK OPTION PLAN. Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, the compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, FAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FAS 123.

FRANCHISE REVENUES. Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis. Costs associated with franchise operations are expensed as incurred.

PER SHARE DATA. The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share, during the fourth quarter of 1997. All prior period earnings (loss) per share ("EPS") data have been restated to reflect the implementation of FAS 128. FAS 128 establishes standards for both the computing and presentation of basic and diluted EPS on the face of the statement of operations. Basic earnings per common share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding plus the dilutive effect of options outstanding during the applicable periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company has adopted Statement of Financial Accounting Standards No. 107 ("FAS 107"), Disclosures about Fair Value of Financial Instruments, which requires disclosure of the fair values of most on-and-off balance sheet financial instruments for which it is practicable to estimate that value. The scope of FAS 107 excludes certain financial instruments such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 28, 1997. Book value approximates fair value for substantially all of the Company's assets and liabilities that fall under the scope of FAS 107.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

USE OF ESTIMATES. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

CERTAIN RECLASSIFICATIONS have been made to the accompanying financial statements for the previous fiscal years to conform to the 1997 presentation.

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

Revenues, net earnings and changes in shareholders' equity of the separate companies for the periods preceding the acquisition were as follows:

                                                                                                       Changes in
                                                                                        Net           Shareholders'
(In Thousands)                                                     Revenues          Earnings            Equity
-------------------------------------------------------------------------------------------------------------------
Fiscal year ended December 31, 1995:
     O'Charley's, as previously reported                          $ 136,605          $ 10,068                -
     Shoex                                                           14,827               809           $ (440)
     Pro forma adjustments                                           (3,875)             (286)               -
                                                               ----------------------------------------------------
     Combined                                                     $ 147,557          $ 10,591           $ (440)
                                                               ----------------------------------------------------

3. ASSET REVALUATION

Operating losses at certain restaurant units prompted an evaluation of net realizable value of certain assets in accordance with FAS 121. Accordingly, in 1996 the Company recorded a $5.1 million charge to earnings for assets impaired under FAS 121. This amount represented the difference between fair value and net book value for certain identifiable assets consisting primarily of buildings, improvements and equipment. The fair value for these assets was determined primarily by reference to market prices for similar assets and, in the case of the units to be disposed of, management's estimate of the cost to dispose of such units. The $5.1 million charge was comprised of the following impaired restaurant assets: (1) $2.5 million of assets to be disposed of including $536,000 for two restaurant units which were closed in the third quarter of 1996 and were later sold in 1996, and $2.0 million for two units which were closed in the third quarter of 1996, one of which was sold in 1997 and the other expected to be disposed of in 1998 having a carrying value on December 28, 1997, of $646,000; (2) $2.6 million of assets to be held including $445,000 primarily for restaurant computer equipment and $2.2 million for five restaurant units expected to remain open or be relocated. The 1996 results of operations include revenues of $4.3 million and costs and expenses of $4.9 million for the four units closed. No impairments were identified during 1997.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 28, 1997, and December 29, 1996, consist of the following:

(In Thousands)                                          1997              1996
--------------------------------------------------------------------------------
Land and improvements                                 $ 32,940          $ 26,500
Buildings and improvements                              46,105            36,680
Furniture, fixtures and equipment                       35,330            26,365
Leasehold improvements                                  29,134            20,229
Equipment under capitalized leases                      25,805            19,066
Property leased to others                                  957               957
                                                     ---------------------------
                                                       170,271           129,797
Less accumulated depreciation and amortization         (34,220)          (26,516)
                                                     ---------------------------
                                                      $136,051          $103,281
                                                     ---------------------------

5. OTHER ASSETS

Other assets at December 28, 1997, and December 29, 1996, consist of the following:

(In Thousands)                                                       1997          1996
---------------------------------------------------------------------------------------
     Excess of cost over fair value of net assets acquired,
         net of accumulated amortization of $99 in 1997
         and $83 in 1996                                           $  223        $  239
     Prepaid expenses                                                 535           647
     Trade notes receivable                                           559           537
                                                                   --------------------
                                                                   $1,317        $1,423
                                                                   --------------------

6. ACCRUED EXPENSES

Accrued expenses at December 28, 1997, and December 29, 1996, include the following:

(In Thousands)                              1997          1996
--------------------------------------------------------------
Deferred revenue-gift certificates        $1,522        $1,151
Workers' compensation expenses             1,458         1,325
Accrued litigation                           594         4,627
Other accrued expenses                     2,889         2,059
                                          --------------------
                                          $6,463        $9,162
                                          --------------------

7. LONG-TERM DEBT

Long-term debt at December 28, 1997, and December 29, 1996, consists of the following:

(In Thousands)                           1997             1996
---------------------------------------------------------------
Revolving line of credit               $13,000          $29,000
Secured mortgage notes payable             243              251
Installment notes payable                  580              722
                                       ------------------------
                                        13,823           29,973
Less current maturities                   (144)            (151)
                                       ------------------------
                                       $13,679          $29,822
                                       ------------------------

On December 8, 1997, the Company entered into an amended and restated revolving credit agreement (the "Credit Agreement") which increased its unsecured line of credit facility to $100 million from $70 million. The Credit Agreement requires monthly interest payments at a floating rate based on the bank's prime rate plus or minus a certain percentage spread or the LIBOR rate plus a certain percentage spread. The interest rate spread on the restructured facility is based on certain financial ratios achieved by the Company and is recomputed quarterly. At December 28, 1997, the $13,000,000 outstanding balance carried an interest rate of 6.65% (LIBOR rate plus .65%). The new credit facility includes a provision to extend its November 30, 2000 maturity annually by one year beginning on the first anniversary of the facility. The Credit Agreement also requires the Company to meet certain financial and other covenants.

The secured mortgage note payable at December 28, 1997, bears interest at 10.6% and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $1,055,000 at December 28, 1997.

The installment notes payable at December 28, 1997, bear interest at 9.1% and are payable in monthly installments, including interest, through October 2002. Debt of $539,000 is secured by an airplane with a depreciated cost of approximately $571,000 at December 28, 1997. The remaining debt of $41,000, issued in connection with the 1993 merger of Burbet Foods, Inc. is unsecured.

The annual maturities of long-term debt as of December 28, 1997, are:
$144,000-1998; $113,000-1999; $13,124,000-2000; $135,000-2001; $125,000-2002;
and $182,000 thereafter.

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

As of December 28, 1997, approximately $25,805,000 cost less $6,068,000 accumulated amortization of the Company's property and equipment is under capitalized lease obligations. Interest rates on capitalized lease obligations range from 6.5% to 10.5%. Future minimum lease payments at December 28, 1997, are as follows:

                                         Capitalized
                                          Equipment      Operating
(In Thousands)                             Leases         Leases
------------------------------------------------------------------
1998                                      $ 5,725         $ 4,347
1999                                        5,003           4,347
2000                                        4,988           4,183
2001                                        3,529           4,199
2002                                        2,156           4,170
Thereafter                                    272          42,168
                                          -------         -------
Total minimum rentals                      21,673         $63,414
                                                          -------
Less amount representing interest          (3,157)
                                          -------
Net minimum lease payments                 18,516
Less current maturities                    (4,477)
                                          -------
Capitalized lease obligations             $14,039
                                          -------

Rent expense for the fiscal years ending in December for operating leases is as follows:

(In Thousands)             1997          1996          1995
--------------------------------------------------------------
Minimum rentals           $4,022        $3,766        $3,525
Contingent rentals           479           417           428
                         --------------------------------------
                          $4,501        $4,183        $3,953
                         --------------------------------------

9. COMMITMENTS AND CONTINGENCIES

On February 15, 1994, a class action suit was filed in the United States Federal District Court against the Company and certain of the Company's executive officers and directors. The suit alleged racially discriminatory practices by the defendant parties in violation of federal law. During the fourth quarter of 1996, the Court approved a consent decree that approved a definitive settlement agreement. The settlement agreement provided for a settlement pool of $4.8 million for the benefit of present and past African-American employees of O'Charley's (the "Class") whose claims arose on or after March 31, 1992, reserved $700,000 for claims administration and fees, and included $2.0 million for the attorneys representing the Class. Based on the relatively low number of class members electing to participate in the settlement, the original $7.5 million total settlement amount was reduced to approximately $5.2 million. As of December 28, 1997, the Company has paid substantially all of its commitment to the plaintiff class that included approximately $445,000 paid with the issuance of shares of the Company's common stock.

As of December 28, 1997, the company is a party in a civil action in the United States District Court for the Middle District of Tennessee involving a former general manager of the Company. In September 1995, the Company filed an action against the former employee alleging wrongful conversion of Company funds and fraudulent misrepresentation. The former employee has moved to amend his answer in the civil action filed by the Company claiming damages of $30.0 million relating to counterclaims alleging malicious prosecution and intentional infliction of emotional distress and $600,000 relating to counterclaims alleging breach of contract and race discrimination. To date the Court has not ruled on whether it will allow the former employee to pursue any of the foregoing counterclaims. The Company believes the counterclaims are without merit, intends to vigorously prosecute its claims and vigorously defend any counterclaims. Based on the advice of counsel, the Company believes that to the extent the counterclaims relating to malicious prosecution and intentional infliction are allowed to proceed, it is likely that these counterclaims will be dismissed upon the Company's motion for summary judgement. The Company does not believe the outcome of this proceeding will materially affect its financial condition or results of operations.

The Company is involved in other legal actions incidental to its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's operating results or financial position.

10. INCOME TAXES

The total income tax expense (benefit) for the fiscal years ending in December is allocated as follows:

(In Thousands)                                           1997            1996            1995
---------------------------------------------------------------------------------------------
Earnings                                               $4,886           $(797)         $5,785
Shareholders' equity, tax benefit derived from
     non-statutory stock options exercised               (120)           (200)            (77)
                                                     -----------------------------------------
                                                       $4,766           $(997)         $5,708
                                                     -----------------------------------------

Effective January 5, 1996, the Company merged with Shoex, Inc. which was accounted for as a pooling-of-interests. Shoex, Inc. was an S Corporation whereby its income was taxable at the shareholder level. Had Shoex been subject to income taxes, additional income tax expense of $286,000 in 1995, would have been recorded. The pro forma data presented on the face of the statements of operations reflect these amounts.

Income tax expense (benefit) related to earnings for the fiscal years ending in December consists of:

(In Thousands)         1997             1996           1995
------------------------------------------------------------
Current               $1,696          $ 1,798         $4,849
Deferred               3,190           (2,595)           936
                      --------------------------------------
                      $4,886          $  (797)        $5,785
                      --------------------------------------

Income tax expense (benefit) attributable to earnings differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings from operations as a result of the following:

                                                                  1997           1996         1995
----------------------------------------------------------------------------------------------------
Federal statutory rate                                            35.0%         (34.0%)       35.0%
Increase (decrease) in taxes due to:
     State income taxes, net of federal tax benefit                3.7           (1.8)         3.9
     Utilization of tax credits                                   (3.5)         (21.3)        (2.8)
     Adjustment to deferred tax assets and liabilities for
         change in tax status of Shoex                              --           12.1           --
     Earnings attributable to S Corporation                         --             --         (1.7)
     Other                                                         0.5            4.0          0.3
                                                                ------------------------------------
                                                                  35.7%         (41.0%)       34.7%
                                                                ------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective fiscal year ends are as follows:

(In Thousands)                                                         1997           1996
--------------------------------------------------------------------------------------------
Deferred tax assets:
     Accrued expenses, principally due to accruals for workers'
         compensation, employee health and retirement benefits         $1,526        $ 1,161
     Accrued litigation                                                    95          1,827
     Other                                                                 23             27
                                                                       ---------------------
         Total gross deferred tax assets                                1,644          3,015

Deferred tax liabilities:
     Property and equipment, principally due to differences in
         depreciation and capitalized lease amortization                3,207          1,468
     Preopening cost, due to cost in excess of amortization               517            428
     Other                                                                 71             80
                                                                       ---------------------
         Total gross deferred tax liabilities                           3,795          1,976
                                                                       ---------------------
         Net deferred tax liability (asset)                            $2,151        $(1,039)
                                                                       ---------------------

The net deferred tax liability (asset) at December 28, 1997 and December 29, 1996, are recorded as follows:

(In Thousands)                                       1997            1996
---------------------------------------------------------------------------
Deferred income taxes, long-term liability        $ 2,958         $ 1,295
Deferred income taxes, current asset                 (807)         (2,334)
                                                  -----------------------
                                                  $ 2,151         $(1,039)
                                                  -----------------------

Statement 109 requires an evaluation of the deferred tax asset components and recognition of a valuation allowance if it is determined that more likely than not all or some portion of the deferred asset will not be realized. Based on the Company's history of annual increases in taxable income and management's projections of future taxable income, the Company estimates it is more likely than not all of the deferred assets will be realized; thus, no valuation allowance is recorded.

11. SHAREHOLDERS' EQUITY

In the fourth quarter of 1997, the Company completed a secondary public offering of its common stock in which 2,232,000 shares were sold by the Company for net proceeds of $34.7 million. The net proceeds were used to reduce the Company's outstanding indebtedness under its revolving credit agreement.

The Company's charter authorizes 100,000 shares of preferred stock of which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 28, 1997, no preferred shares had been issued.

12. EARNINGS PER SHARE

The following is a reconciliation of the Company's basic and diluted earnings
(loss) per share in accordance with FAS 128. Earnings (Loss) per share for 1995 represent pro forma amounts (see Note 2).

(In Thousands, Except Per Share Data)                    1997           1996            1995
---------------------------------------------------------------------------------------------
Net Earnings (Loss)                                     $8,800        $(1,147)        $10,591
                                                        -------------------------------------
Basic Earnings per Share:
     Weighted shares outstanding                         8,311          7,809           7,755
     Basic earnings (loss) per share                    $ 1.06        $ (0.15)        $  1.37
                                                        -------------------------------------

Diluted Earnings per Share:
     Weighted shares outstanding                         8,311          7,809           7,755
     Incremental stock option shares outstanding           596             --             553
                                                        -------------------------------------
         Total diluted shares outstanding                8,907          7,809           8,308
     Diluted earnings (loss) per share                  $ 0.99        $ (0.15)        $  1.27
                                                        -------------------------------------


During the first quarter of 1998, the Company issued 182,500 options at an exercise price of $18 1/8.

13. STOCK OPTION AND PURCHASE PLANS

The Company has four incentive stock option plans: the 1985 Stock Option Plan, the 1989 Consultant Stock Program, the 1990 Employee Stock Plan and the 1991 Stock Option Plan for Outside Directors. Options under these plans include both statutory and nonstatutory stock options and are issued to officers, key employees, nonemployee directors and consultants of the Company. The Company has reserved 3,737,500 shares of common stock for these plans under which the options are granted at 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. The Company applies APB Opinion No. 25 in accounting for its plan, and accordingly, no compensation cost has been recognized.

If compensation cost for these plans had been determined consistent with FAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

(In Thousands, Except Per Share Data)                                     1997           1996            1995
---------------------------------------------------------------------------------------------------------------
Net Earnings (Loss):         As reported (pro forma in 1995)             $8,800        $(1,147)        $10,591
                             Pro forma, as adjusted under FAS 123         8,387         (1,493)         10,304

Basic Earnings (Loss) per
     Common Share:           As reported (pro forma in 1995)             $ 1.06        $ (0.15)        $  1.37
                             Pro forma, as adjusted under FAS 123          1.01          (0.19)           1.33

Diluted Earnings (Loss) per
     Common Share:           As reported (pro forma in 1995)             $ 0.99        $ (0.15)        $  1.27
                             Pro forma, as adjusted under FAS 123          0.94          (0.19)           1.24

Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in 1997 were: risk-free interest rate of 5.8%; expected life of 7.8 years; expected volatility of 50.5%. For grants in 1996 and 1995, the weighted average assumptions used were: risk-free interest rate of 6.7%; expected life of
7.4 years; expected volatility of 41.6%

A summary of stock option activity during the periods indicated is as follows:

                                     Number of     Weighted Average
                                       Shares       Exercise Price
-------------------------------------------------------------------
Balance at December 25, 1994         1,618,225         $ 7.16
     Granted                           457,475          11.75
     Exercised                         (69,741)          4.91
     Forfeited                         (54,790)          8.97
                                   -----------------------------

Balance at December 31, 1995         1,951,169           8.22
     Granted                           195,250          12.36
     Exercised                         (65,670)          3.91
     Forfeited                        (241,140)         10.15
                                   -----------------------------

Balance at December 29, 1996         1,839,609           8.53
     Granted                           165,500          15.14
     Exercised                         (49,550)          4.79
     Forfeited                         (54,285)         12.03
                                   -----------------------------

Balance at December 28, 1997         1,901,274         $ 9.14
                                   -----------------------------


The following table summarizes information about stock options outstanding at December 28, 1997:

                                             Options Outstanding
                           ---------------------------------------------------------              Options Exercisable
                                                 Weighted Avg.                           ----------------------------------
                                                   Remaining         Weighted Avg.                            Weighted Avg.
Exercise Price                Number           Contractual Life     Exercise Price            Number         Exercise Price
------------------------------------------------------------------------------------     ----------------------------------
$2.00 to 3.99                 164,801               2.2 years             $ 2.85             164,801               $ 2.85
$4.00 to 7.99                 197,100               4.3                     5.25             181,710                 5.16
$8.00 to 9.99                 872,358               5.6                     8.50             561,536                 8.47
$10.00 to 13.99               491,853               7.3                    11.87             129,319                11.97
$14.00 to 17.00               175,162               9.2                    15.14              14,350                14.10
------------------------------------------------------------------------------------     ----------------------------------
$2.00 to 17.00              1,901,274               5.9                   $ 9.14           1,051,716               $ 7.52
------------------------------------------------------------------------------------     ----------------------------------


At December 28, 1997, and December 29, 1996, the number of options exercisable was 1,051,716 and 827,480, respectively, and the weighted average exercise price of those options was $7.52 and $7.10, respectively.

The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible employees of the Company to become shareholders in O'Charley's. The Company has reserved 450,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan which qualifies for favorable federal income tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common stock at 85% of the lower of 1) the closing market price per share of the Company's Common Stock on the last trading date of the plan year or 2) the average of the closing market price of the Company's Common Stock on the first and the last trading day of the plan year. Contributions of up to 15% of base salary are made by each participant through payroll deductions. The Plan year is from October 1 to September 30. As of December 28, 1997, 67,000 shares have been issued under this Plan.

14. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan. Under the Plan, employees can make contributions up to 15% of their annual compensation. The Company contributes annually to the Plan an amount equal to 40% of employee contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20% each year beginning after the employee's initial year of employment. Company contributions were approximately $140,000 in 1997, $105,000 in 1996 and $72,000 in 1995.

15. RELATED-PARTY TRANSACTIONS

As discussed in the Business Acquisition footnote, the Company merged with Shoex, Inc. on January 5, 1996. An officer and a director of the Company each had an interest in Shoex and, accordingly, received their respective pro rata share of the Company's Common Stock that was issued to the shareholders of Shoex. Previous to the merger, the Company's commissary sold food products and supplies to Shoex, and the Company also received a fee for providing accounting and administrative services. The merger with Shoex was accounted for as a pooling-of-interests; therefore, all related-party transactions previously reported have been eliminated through the restatement of the financial statements.

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

On July 26, 1995, the Company sold substantially all of its interest in Logan's Partnership, ("Logan's") upon Logan's initial public offering. An officer and a director of the Company, at that time, had an ownership interest in Logan's. The Company received $7.9 million net proceeds from the sale of its Logan's shares. In addition, Logan's Partnership purchased all five of the Logan's restaurant properties owned by the Company at their appraised fair market value of approximately $6.1 million. As a result of the transactions, the Company reported a one-time gain (included in other income, net) of approximately $7.4 million in 1995. During the time of the Company's ownership in Logan's, the Company owned certain land, building and improvements and leased certain property which was leased or subleased to Logan's Partnership. Each of the leases was treated as an operating lease and provided for additional contingent rentals based on a percentage of sales in excess of minimum rent. Additionally, the Company guaranteed a line of credit and equipment leases on behalf of Logan's Partnership, sold products from the Company's commissary and provided accounting and administrative services to the Partnership for a fee. Previously, the Company's commissary sold products to other restaurant entities controlled by a director of the Company and certain of its officers.

In the opinion of management and the Company's Board of Directors, all related-party transactions, including terms and amounts, are comparable to those that could be obtained from unaffiliated third parties.

The aforementioned related-party transactions are reflected in the financial statements as follows:

(In Thousands)                                                       1997       1996           1995
---------------------------------------------------------------------------------------------------
BALANCE SHEETS
Current Assets:
     Due from related parties                                          --         --        $   108

STATEMENTS OF EARNINGS
Revenues:
     Commissary sales                                                  --         --          6,463
Costs and Expenses:
     Restaurant operating costs:
         Rent expense                                                 861        843            843
         Contingent rentals                                           310        293            256
     Depreciation and amortization (property leased to others)         --         --             69
Other (Income) Expense:
     Interest income (guarantee fee)                                   --         --            (54)
     Other, net:
         Accounting and administrative fees                            --         --            (56)
         Net rental income                                             --         --           (534)
         Equity earnings in Partnership                                --         --           (273)
         Gain on sale of assets                                        --         --         (7,448)

STATEMENTS OF CASH FLOWS
Cash Flows From Investing Activities:
     Proceeds from sale of property and equipment                      --         --          6,100
     Proceeds from sale of unconsolidated partnership                  --         --          7,894

16. STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information is as follows:

(In Thousands)                                     1997          1996          1995
------------------------------------------------------------------------------------
Cash paid for interest                            $3,608        $3,074        $2,158
Additions to capitalized lease obligations         7,146         5,922         6,242
Income taxes paid                                  1,582         1,979         4,508
Litigation shares issued                             445            --            --

17. SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for 1997 and 1996 is shown below:


                                                  First              Second           Third             Fourth
                                                  Quarter            Quarter          Quarter           Quarter
(In Thousands, Except Per Share Data)           (16 weeks)         (12 weeks)       (12 weeks)        (12 weeks)
-----------------------------------------------------------------------------------------------------------------
Year Ended December 28, 1997
     Net revenues                                 $56,635           $46,411           $47,546          $49,811
     Income from operations                         4,500             4,001             4,077            4,342
     Net earnings                                   2,262             2,011             2,050            2,477
     Basic earnings per common share                 0.29              0.26              0.26             0.26
     Diluted earnings per common share               0.27              0.24              0.24             0.24
                                                -----------------------------------------------------------------

Year Ended December 29, 1996
     Net revenues                                 $47,079           $38,485           $39,295          $39,671
     Income (loss) from operations                  3,258            (2,425)            2,852            3,153
     Net earnings (loss)                            1,569            (7,483)            1,497            3,270
     Basic earnings (loss) per common share          0.20             (0.96)             0.19             0.42
     Diluted earnings (loss) per common share        0.19             (0.96)             0.18             0.39
                                                -----------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 7, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11.         EXECUTIVE COMPENSATION.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 7, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 7, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 7, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements:     See Item 8

         2.       Financial Statement Schedules:     Not Applicable

         3.       Management Contracts and Compensatory Plans and Arrangements

                  -        O'Charley's Inc. 1985 Stock Option Plan (included as Exhibit 10.9)
                  -        O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.10)
                  -        First Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit
                           10.11)
                  -        Second Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit
                           10.12)
                  -        O'Charley's 1991 Stock Option Plan for Outside Directors, as amended (included as
                           Exhibit 10.13)
                  -        CHUX Ownership Plan (included as Exhibit 10.14)
                  -        Severance Compensation Agreement, dated September 16, 1996, by and between
                           O'Charley's Inc. and Gregory L. Burns (included as Exhibit 10.15)
                  -        Severance Compensation Agreement, dated as of March 4, 1998, by and between
                           O'Charley's Inc. and A. Chad Fitzhugh (included as Exhibit 10.17)
                  -        Severance Compensation Agreement, dated as of March 4, 1998, by and between
                           O'Charley's Inc. and Steven J. Hislop (included as Exhibit 10.18)

         4.       Exhibits:

Exhibit
Number                                               Description
-------                                              -----------
 3.1              ----     Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of the
                           Company's Registration Statement on Form S-1, Registration No. 33-35170)

 3.2              ----     Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 30, 1990)

 4.1              ----     Form of Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.1              ----     Lease dated May 1, 1987 between CWF Associates and CWF Corporation and all amendments thereto for 2895 Richmond Road, Lexington, KY 40509 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1,
                           Registration No. 33-35170)


10.2              ----     Lease dated August 15, 1987 between CWF Associates and O'Charley's Inc. and all amendments thereto for improvements located at 17 White Bridge Road, Nashville, TN
                           (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on
                           Form S-1, Registration No. 33-35170)

10.3              ----     Lease dated October 25, 1985 between Two Mile Partners and CWF Corporation and all amendments thereto for 912 Two Mile Parkway, Goodlettsville, TN (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1,
                           Registration No. 33-35170)

10.4              ----     Lease dated December 30, 1985 between Two Mile Partners and CWF Corporation for
                           644 N. Riverside Dr., Clarksville, TN (incorporated by reference to Exhibit 10.6 of the
                           Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.5              ----     Lease dated September 9, 1985 between Two Mile Partners and CWF Corporation for
                           1720 U.S. 31-W Bypass Building, Bowling Green, KY (incorporated by reference to
                           Exhibit 10.7 of the Company's Registration Statement on Form S-1, Registration No. 33-
                           35170)

10.6              ----     Lease dated December 26, 1986 between Two Mile Partners and CWF Corporation for
                           1006 Memorial Blvd., Murfreesboro, TN (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.7              ----     Area Development Agreement dated July 9, 1987, between O'Charley's Inc. and
                           O'Charley's of the Carolinas, Inc. (incorporated by reference to Exhibit 10.18 of the
                           Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.8              ----     License Agreement dated July 9, 1987, between O'Charley's Inc. and O'Charley's of the
                           Carolinas, Inc. (incorporated by reference to Exhibit 10.19 of the Company's
                           Registration Statement on Form S-1, Registration No. 33-35170)

10.9              ----     O'Charley's Inc. 1985 Stock Option Plan (incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.10             ----     O'Charley's Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.11             ----     First Amendment to O'Charley's Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 29, 1991)

10.12             ----     Second Amendment to O'Charley's Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 26, 1993)

10.13             ----     O'Charley's Inc. 1991 Stock Option Plan for Outside Directors, As Amended
                           (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form
                           10-K for the year ended December 27, 1992)

10.14             ----     CHUX Ownership Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993)

10.15             ----     Severance Compensation Agreement, dated September 16, 1996, by and between
                           O'Charley's Inc. and Gregory L. Burns (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 29, 1996)

10.16             ----     Amended and Restated Revolving Credit Agreement, dated as of December 8, 1997, among O'Charley's Inc. and Mercantile Bank National Association, Bank One, N.A.,
                           First Union National Bank, NationsBank of Tennessee, N.A., as Co-Agent, and First
                           American National Bank, as Agent

10.17             ----     Severance Compensation Agreement, dated March 4, 1998, by and between O'Charley's
                           Inc. and A. Chad Fitzhugh

10.18             ----     Severance Compensation Agreement, dated March 4, 1998, by and between O'Charley's
                           Inc. and Steven J. Hislop

21                ----     Subsidiaries of the Company

23.1              ----     Consent of KPMG Peat Marwick, LLP

27                ----     Financial Data Schedule




     (b) During the quarter ended December 28, 1997, the Company did not file any Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee.

                                       O'CHARLEY'S INC.


Date: March 27, 1998             By:   /s/ Gregory L. Burns
                                       ---------------------------------------
                                       Gregory L. Burns
                                       President, Chief Executive Officer, and
                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          Signature                                  Title                                 Date
----------------------------------    -------------------------------------     -------------------------

/s/ Gregory L. Burns                  President, Chief Executive Officer, and          March 27, 1998
----------------------------------    Chairman of the Board (Principal
(Gregory L. Burns)                    Executive Officer)



/s/ A. Chad Fitzhugh                  Chief Financial Officer, Secretary, and          March 27, 1998
----------------------------------    Treasurer (Principal Financial and
(A. Chad Fitzhugh)                    Accounting Officer)


/s/ John W. Stokes, Jr.               Director                                         March 27, 1998
----------------------------------
(John W. Stokes, Jr.)

/s/ Richard Reiss, Jr.                Director                                         March 27, 1998
----------------------------------
(Richard Reiss, Jr.)

/s/ G. Nicholas Spiva                 Director                                         March 27, 1998
----------------------------------
(G. Nicholas Spiva)

/s/ H. Steve Tidwell                  Director                                         March 27, 1998
----------------------------------
(H. Steve Tidwell)

/s/ C. Warren Neel                    Director                                         March 27, 1998
----------------------------------
(C. Warren Neel)

/s/ Samuel H. Howard                  Director                                         March 27, 1998
----------------------------------
(Samuel H. Howard)

/s/ Shirley A. Zeitlin                Director                                         March 27, 1998
----------------------------------
(Shirley A. Zeitlin)

/s/ Steven J. Hislop                  Director                                         March 27, 1998
----------------------------------
(Steven J. Hislop