Form 10-Q
period 1998-04-19
O CHARLEYS INC
filed 1998-06-03
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 19, 1998

                       Commission file number    O-18629
                                               -----------

                                O'Charley's Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Tennessee                                      62-1192475
     ------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


 3038 Sidco Drive, Nashville, Tennessee                          37204
 --------------------------------------                        --------
(Address of principal executive offices)                      (Zip Code)


                               (615) 256-8500
              --------------------------------------------------
             (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X     No
                                                     -----      -----



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


           Class                               Outstanding as of June 1,1998
           -----                               -----------------------------
   Common Stock, no par value                         15,344,441 shares

                                O'Charley's Inc.

                                    Form 10-Q

                        For Quarter Ended April 19, 1998



                                      Index


                                                                          Page No.
                                                                          --------
Part I -  Financial Information

     Item 1.  Financial statements:
              Balance sheets as of April 19, 1998 and
                December 28, 1997                                             3

              Statements of earnings for the sixteen weeks
                ended April 19, 1998 and April 20, 1997                       4

              Statements of cash flows for the sixteen weeks
                ended April 19, 1998 and April 20, 1997                       5

              Notes to unaudited financial statements                       6-7

     Item 2.  Management's discussion and analysis of
                financial condition and results of operations              8-12

Part II - Other Information

     Item 1.  Legal Proceedings                                              13

     Item 6.  Exhibits and reports on form 8-K                               13


Signatures                                                                   14


                                O'Charley's Inc.
                                 Balance Sheets

                            (dollars in thousands)


                                                       April 19,     December 28,
                                                         1998           1997
                                                       ---------     ------------
                 Assets
Current Assets:
  Cash                                                 $  2,374      $  1,965
  Accounts receivable                                     2,338         2,204
  Inventories                                             7,903         4,600
  Preopening costs                                        1,526         1,340
  Deferred income taxes                                     807           807
  Other current assets                                    2,311         2,231
                                                       --------      --------
      Total current assets                               17,259        13,147

Property and Equipment, net                             144,110       136,051

Other Assets                                              2,410         1,317
                                                       --------      --------
                                                       $163,779      $150,515
                                                       ========      ========

      Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                     $  7,263      $  5,529
  Accrued payroll and related expenses                    5,242         4,603
  Accrued expenses                                        5,602         6,463
  Federal, state and local taxes                          4,034         3,240
  Current portion of long-term debt and capitalized
      leases                                              4,596         4,621
                                                       --------      --------
      Total current liabilities                          26,737        24,456

Deferred Income Taxes                                     3,358         2,958

Long-Term Debt                                           21,943        13,679

Capitalized Lease Obligations                            12,636        14,039

Shareholders' Equity:
  Common stock - No par value;authorized, 50,000,000
    shares; issued and outstanding, 15,320,241 in 1998
    and 15,264,921 in 1997                               65,508        65,249
  Additional paid-in capital                                652           652
  Retained earnings                                      32,945        29,482
                                                       --------      --------
                                                         99,105        95,383
                                                       --------      --------
                                                       $163,779      $150,515
                                                       ========      ========


                     See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
              Sixteen Weeks Ended April 19, 1998 and April 20, 1997

                                                      1998                1997
                                                     -------            -------
                                             (in thousands, except per share data)
Revenues:
  Restaurant sales                                   $70,057            $55,945
  Commissary sales                                       893                681
  Franchise revenue                                       11                  9
                                                     -------            -------
                                                      70,961             56,635
Costs and Expenses:
  Cost of restaurant sales:
    Cost of food, beverage and supplies               24,351             19,476
    Payroll and benefits                              21,440             17,282
    Restaurant operating costs                         9,878              8,176
  Cost of commissary sales                               837                649
  Advertising, general and administrative expenses     4,645              3,723
  Depreciation and amortization                        3,688              2,829
                                                     -------            -------
                                                      64,839             52,135
                                                     -------            -------

Income from Operations                                 6,122              4,500

Other (Income) Expense:
  Interest expense, net                                  777              1,037
  Other, net                                              17                (71)
                                                     -------            -------
                                                         794                966
                                                     -------            -------

Earnings Before Income Taxes                           5,328              3,534

Income Taxes                                           1,865              1,272
                                                     -------            -------

Net Earnings                                         $ 3,463            $ 2,262
                                                     =======            =======


Earnings per Common Share - Basic                      $0.23              $0.19
                                                     =======            =======
Earnings per Common Share - Diluted                    $0.21              $0.18
                                                     =======            =======

Weighted Average Basic Common Shares Outstanding      15,286             11,808
                                                     =======            =======

Weighted Average Dilutive Common Shares Outstanding   16,354             12,575
                                                     =======            =======




                       See notes to financial statements.

                          O'Charley's Inc.
                       Statements of Cash Flows
            Sixteen Weeks Ended April 19, 1998 and April 20, 1997

                                                             1998         1997
                                                            ------       ------
                                                               (in thousands)
Cash Flows from Operating Activities:
  Net earnings                                              $3,463       $2,262
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                          2,906        2,153
      Amortization of preopening costs                         782          676
      Loss on the sale of assets                                22           73
  Changes in assets and liabilities:
    Accounts receivable                                       (134)          (8)
    Inventories                                             (3,303)      (2,468)
    Additions to preopening costs                             (968)        (964)
    Other current assets                                       (80)        (512)
    Accounts payable                                         1,734            4
    Accrued payroll and other accrued expenses                 972          168
                                                            ------       ------
        Net cash provided by operating activities            5,394        1,384

Cash Flows from Investing Activities:
  Additions to property and equipment                      (11,387)      (9,123)
  Proceeds from the sale of assets                             400        1,025
  Other, net                                                (1,093)         173
                                                            ------       ------
        Net cash used by investing activities              (12,080)      (7,925)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                               8,300        7,500
  Payments on long-term debt and capitalized
    lease obligations                                       (1,464)      (1,092)
  Exercise of employee incentive stock options                 259           69
                                                            ------       ------
        Net cash provided by financing activities            7,095        6,477
                                                            ------       ------
Increase (Decrease) in Cash                                    409          (64)

Cash at Beginning of the Period                              1,965        1,616
                                                            ------       ------
Cash at End of the Period                                   $2,374       $1,552
                                                            ======       ======


                       See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
              Sixteen Weeks Ended April 19, 1998 and April 20, 1997


A. Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company's fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each.

    In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position, and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

    These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

B. Earnings Per Common Share

    The Board of Directors of the Company approved a 3-for-2 stock split effected as a 50% stock dividend for shareholders of record on May 20, 1998. The new shares were distributed on June 1, 1998. On May 20, 1998, the total number of outstanding shares of common stock increased 5,114,762 shares from 10,229,524 shares to 15,344,286 shares as a result of the stock split. The statements of earnings for the sixteen weeks ended April 19, 1998 and April 20, 1997 reflect the adjusted weighted average basic and dilutive common shares outstanding and earnings per common share basic and diluted as adjusted for the stock split. Pre-split basic earnings per common share and diluted earnings per common share were $0.34 and $0.32, respectively, for the first quarter of 1998 compared with $0.29 and $0.27, respectively, for the prior year comparable quarter.

    The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share, during the fourth quarter of 1997. All prior periods earnings per share ("EPS") data have been restated to reflect the implementation of FAS 128. FAS 128 establishes standards for both the computing and presentation of basic and diluted EPS on the face of the statements of earnings. Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of options outstanding.

    The following is a reconciliation of the Company's basic and diluted earnings per share in accordance with FAS 128.

(In Thousands,                          Sixteen weeks ended        Sixteen weeks ended
Except Per Share Data)                     April 19, 1998              April 20, 1997
--------------------------------------------------------------------------------------
Net Earnings                                   $ 3,463                    $   2,262
                                               ====================================

Basic Earnings Per Share:
      Weighted shares outstanding               15,286                       11,808
      Basic earnings per share                 $  0.23                    $    0.19
                                               ====================================

Diluted Earnings Per Share:
      Weighted shares outstanding               15,286                       11,808
      Incremental stock option shares
               Outstanding                       1,068                          767
                                               ------------------------------------
      Total diluted shares outstanding          16,354                       12,575
      Diluted earnings per share               $  0.21                         0.18
                                               ====================================


    On May 7, 1998, the Company issued 26,000 options at an exercise price of $20 1/2.

C. New Accounting Pronouncements

    On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5) which will be effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity be expensed as incurred. Currently the Company capitalizes its preopening cost and amortizes these costs over a 12-month period. At April 19, 1998, the Company had $1.5 million in unamortized preopening costs. On or before December 28, 1998, the Company will recognize, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized preopening costs at the date of adoption.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14. This pronouncement is effective for fiscal years after December 15, 1997. Management is evaluating the impact of reporting information about operating segments in the Company's financial statements.

                                O'Charley's Inc.
Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Sixteen Weeks Ended April 19, 1998 and April 20, 1997


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

Results of Operations

    The following table highlights the operating results for the first quarter of 1998 and 1997 as a percentage of total revenue unless otherwise indicated. Each of the first quarters is comprised of 16 weeks. All comparisons included in management's discussion and analysis compares the first quarter of 1998 to the first quarter of 1997 unless otherwise indicated.

--------------------------------------------------------------------

                                                    First Quarter
                                                  ------------------
                                                   1998        1997
                                                  ------      ------
Revenues:
   Restaurant sales                                98.7%       98.8%
   Commissary sales                                 1.3%        1.2%
                                                  ------      ------
                                                  100.0%      100.0%
Costs and Expenses:
   Cost of restaurant sales: (1)
    Cost of food, beverage and supplies            34.8%       34.8%
    Payroll and benefits                           30.6%       30.9%
    Restaurant operating costs                     14.1%       14.6%
                                                  ------      ------
                                                   79.5%       80.3%

    Restaurant operating margin                    20.5%       19.7%

   Cost of commissary sales (2)                    93.7%       95.3%
   Advertising, general and
    administrative expenses                         6.5%        6.6%
   Depreciation and amortization                    5.2%        5.0%

Income from Operations                              8.6%        7.9%

Other(Income)Expense:
   Interest expense, net                            1.1%        1.8%
   Other, net                                       0.0%       -0.1%

Earnings Before Income Taxes                        7.5%        6.2%

Net Earnings                                        4.9%        4.0%
                                                  ======      ======



(1) As a percentage of restaurant sales.

(2) As a percentage of commissary sales.

--------------------------------------------------------------------

    TOTAL REVENUES in the first quarter of 1998 increased $14.4 million, or 25.3%, to $71.0 million from $56.6 million in 1997. Restaurant sales increased $14.2 million, or 25.2%, to $70.1 million for the first quarter of 1998 compared to $55.9 million in 1997, primarily as a result of operating additional restaurants in 1998 and an increase in same store sales of 7.5%. The following table presents the number of restaurants in operation for each of the respective first quarters:

                                                       1998             1997
                                                       ----             ----
    Beginning number of Company restaurants              82               69
    Opened during the first quarter                       5                6
                                                          -               --
    Ending number of Company restaurants                 87               75
                                                         ==               ==

   The increase in same store sales was a result of increased customer traffic and, to a lesser extent, menu price increases. Management attributes the increase in customer traffic to continued positive customer response to the redesigned menu and new advertising campaign which began in the fourth quarter of 1996, more favorable weather conditions in 1998, a successful seafood promotion during the first quarter of 1998 and improved restaurant operations. Menu price increases instituted during 1997 and the last 7 weeks of the first quarter of 1998 resulted in an increased check average of approximately 1.2%. Liquor sales as a percentage of restaurant sales decreased to 11.4% in the first quarter of 1998 from 12.5%.

   COST OF FOOD, BEVERAGE AND SUPPLIES increased $4.9 million, or 25.0%, in the first quarter of 1998, to $24.4 million from $19.5 million in 1997. Cost of food, beverage and supplies as a percentage of restaurant sales was unchanged for the first quarter of 1998. Although the overall effect of food inflation during the first quarter of 1998 was minimal, the Company did experience increases in certain food items including potatoes and lettuce. These increases were offset by the effects of the menu price increases and from improved operating efficiencies and economies. Produce prices continue to be unstable due to the effects of El Nino. Prices are expected to stabilize, however, unexpected price spikes are possible during the second and third quarters of 1998 which may increase food cost as a percentage of restaurant sales.

    PAYROLL AND BENEFITS increased $4.1 million, or 24.1%, in the first quarter of 1998 to $21.4 million from $17.3 million in 1997. Payroll and benefits as a percentage of restaurant sales decreased 0.3% to 30.6% as compared to 30.9% in 1997. Increases in restaurant management bonuses and hourly wage rates were offset by economies achieved from overall higher sales volume. The increased bonus expense was primarily the result of higher bonuses earned by restaurant management upon the improvement in restaurant level profits in 1998.

   RESTAURANT OPERATING COSTS increased $1.7 million, or 20.8%, to $9.9 million in the first quarter of 1998 from $8.2 million in 1997. As a percentage of restaurant sales, the restaurant operating cost decreased 0.5% to 14.1% in the first quarter of 1998. The Company has continued to open stores in existing geographical markets which has contributed to slower growth rates in certain expenses, particularly supervisory costs. Additionally, rent expense, as a percentage of restaurant sales was lower as the Company continued to purchase most of its restaurant sites.

    RESTAURANT OPERATING MARGIN increased $3.4 million, or 30.7%, to $14.4 million in the first quarter of 1998. As a percentage of restaurant sales, the restaurant operating margin increased to 20.5% from 19.7% in the prior year first quarter. This improvement was primarily attributable to the leverage achieved from overall higher sales volume.

    ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES increased $922,000, or 24.8%, to $4.6 million in the first quarter of 1998 from $3.7 million in 1997. As a percentage of total revenue, advertising, general and administrative expenses decreased 0.1% to

6.5%. This decrease was primarily the result of certain administrative expenses, particularly salaries and advertising, being allocated over higher overall revenues. Advertising expenses decreased to 2.7% of restaurant sales in the first quarter of 1998 as compared to approximately 2.9% in 1997. Management expects to continue its advertising effort in 1998 at approximately 2.7% to 3.0% of restaurant sales.

    DEPRECIATION AND AMORTIZATION EXPENSE in the first quarter of 1998 increased $859,000, or 30.4%. Depreciation and amortization as a percentage of total revenues increased 0.2% to 5.2% in the first quarter of 1998. The increase was primarily attributable to the Company incurring additional capital expenditures for the remodeling of certain existing restaurants and the relocation of two restaurants. See Note C to unaudited financial statement regarding new accounting pronouncements for changes in the reporting of preopening costs to be audited on or before December 28, 1998.

    INCOME FROM OPERATIONS increased $1.6 million, or 36.0%, to $6.1 million in the first quarter of 1998 from $4.5 million in 1997. As a percentage of total revenues, income from operations increased 0.7% to 8.6%. This increase was primarily the result of improved restaurant operating margin, which was partially offset by increased depreciation and amortization expenses.

    INTEREST EXPENSE, NET, decreased $260,000, or 25.1%, to $777,000 in the first quarter of 1998 from $1.0 million in 1997. This decrease was primarily the result of reduced borrowings under the Company's revolving credit facility. The Company reduced its long-term debt by approximately $34.7 million in the fourth quarter of 1997 using the net proceeds received from the sale of common stock.

    INCOME TAXES EXPENSE in the first quarter of 1998 was $1.9 million as compared to $1.3 million in 1997. As a percentage of earnings before income tax, income tax expense was 35.0% for the first quarter of 1998 and 36.0% in the first quarter of 1997.


Liquidity and Capital Resources

  The Company's principal capital needs arise from the development of new restaurants and the maintenance and improvement of existing restaurants. Historically, the Company's primary sources for working capital have been cash provided from operations, bank indebtedness and capitalized lease obligations. During the first quarter of 1998, the Company expended approximately $11.4 million in capital expenditures for new stores and improvements to existing facilities. Additionally, the Company repaid $1.5 million in principal on its long-term debt and capitalized lease obligations. These capital outlays were funded primarily by borrowings of $8.3 on the Company's revolving credit facility (the "Revolver") and $5.4 million in cash provided by operating activities.

    The Company opened 5 new restaurants in the first quarter of 1998. As of April 19, 1998, the Company had 5 additional restaurants under construction, four of which are expected to open in the second quarter of 1998. The Company expects to open 14 to 16 new Company-owned restaurants in 1998. Management estimates that the Company will make approximately $40.0 million in capital expenditures in 1998, including the first quarter. Actual capital expenditures may increase based on a number of factors, including the timing of additional purchases of future restaurant sites. The Company intends to continue financing the furniture, fixtures and equipment for its new stores with capitalized lease obligations.

     As of April 19, 1998, $21.3 million of indebtedness was outstanding under the Revolver and bore interest at a weighted average rate of 6.3%. The Revolver provides for a maximum borrowing capacity of $100.0 million and matures on November 30, 2000. The Revolver includes a provision to extend the maturity by one year, at the participating bank group's option, beginning on the first anniversary of the Revolver

(December 8, 1998). The Revolver imposes restrictions on the Company with respect to maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers, and the payment of dividends.

    Management believes that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance the Company's operations and expected growth through 1999.

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

Management of the Company has considered the impact of the year 2000 issues on its computer systems and applications and has developed a remediation plan. The plan provides for the remediation to be completed by 1999. The Company expenses all costs associated with these system changes as the costs are incurred. Management will also be making formal inquiries of its supplies and other third-party entities with which it has business relations, as the Company may be vulnerable as the result of the failure of such entities to remediate their own year 2000 issues. Management does not believe the impact of the year 2000 issue will have significant impact on the Company's operations or liquidity.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     As of April 19, 1998, the Company is a party in a civil action in the United States District Court for the Middle District of Tennessee involving a former general manager of the Company. In September 1995, the Company filed an action against the former employee alleging wrongful conversion of Company funds and fraudulent misrepresentation. The former employee moved to amend his answer in the civil action filed by the Company claiming damages of $30.0 million relating to counterclaims alleging malicious prosecution and intentional infliction of emotional distress and $600,000 relating to counterclaims alleging breach of contract and race discrimination. The Court has ruled that it will allow the former employee to pursue all of the foregoing claims except the intentional infliction of emotional distress claim. The Company believes the claims are without merit, intends to vigorously prosecute its claims and vigorously defend any of the former manager's claims. Based on the advice of counsel, the Company believes that the malicious prosecution will be dismissed upon the Company's motion for summary judgement. The Company does not believe the outcome of this proceeding will materially affect its financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

  (a) Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the sixteen weeks ended April 19, 1998.

  (b) Exhibits

      27.1   Financial Data Schedule 4-19-98 (for SEC Use Only)

      27.2   Restated Financial Data Schedule 4-20-97 (for SEC Use Only)

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     O'Charley's Inc.
                                     (Registrant)


Date:      06/03/98                  By: /s/  Gregory L. Burns
         -------------                    -----------------------------
                                          Gregory L. Burns
                                          President and
                                          Chief Executive Officer


Date:      06/03/98                 By:  /s/ A. Chad Fitzhugh
         -------------                    ------------------------------
                                          A. Chad Fitzhugh
                                          Chief Financial Officer