Form 10-Q
period 1998-07-12
O CHARLEYS INC
filed 1998-08-26
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 12, 1998

                         Commission file number O-18629
                                                -------

                                O'Charley's Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Tennessee                                          62-1192475
 ------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 3038 Sidco Drive, Nashville, Tennessee                          37204
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


                               (615) 256-8500
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


        Class                               Outstanding as of August 20, 1998
        -----                               ---------------------------------

Common Stock, no par value                               15,380,799 shares

                                O'Charley's Inc.

                                    Form 10-Q

                         For Quarter Ended July 12, 1998



                                      Index


                                                                                          Page No.
                                                                                          --------
Part I -  Financial statements

     Item 1. Financial statements:
             Balance sheets as of July 12, 1998 and
               December 28, 1997                                                            3

             Statements of earnings for the twelve weeks
               ended July 12, 1998 and July 13, 1997                                        4

             Statements of earnings for the twenty-eight weeks
               ended July 12, 1998 and July 13, 1997                                        5

             Statements of cash flows for the twenty-eight weeks
               ended July 12, 1998 and July 13, 1997                                        6

             Notes to unaudited financial statements                                       7-8

     Item 2. Management's discussion and analysis of
               financial condition and results of operations                               9-13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                    14

Part II - Other Information

     Item 1. Legal Proceedings                                                             14

     Item 4. Submission of Matters to a vote of Security Holders                           14

     Item 6. Exhibits and reports on form 8-K                                              15


Signatures                                                                                 16

                                O'Charley's Inc.
                                 Balance Sheets

                             (dollars in thousands)


                                                                      July 12,       December 28,
                                                                        1998             1997
                                                                      --------         --------
                               Assets
Current Assets:
     Cash                                                             $  2,416         $  1,965
     Accounts receivable                                                 2,353            2,204
     Inventories                                                         6,993            4,600
     Preopening costs                                                    1,644            1,340
     Deferred income taxes                                                 807              807
     Other current assets                                                2,599            2,231
                                                                      --------         --------
            Total current assets                                        16,812           13,147

Property and Equipment, net                                            153,026          136,051

Other Assets                                                             2,399            1,317
                                                                      --------         --------

                                                                      $172,237         $150,515
                                                                      ========         ========

            Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable                                                 $  6,848         $  5,529
     Accrued payroll and related expenses                                5,626            4,603
     Accrued expenses                                                    5,276            6,463
     Federal, state and local taxes                                      4,981            3,240
     Current portion of long-term debt and capitalized leases            5,060            4,621
                                                                      --------         --------
            Total current liabilities                                   27,791           24,456

Deferred Income Taxes                                                    3,358            2,958

Long-Term Debt                                                          24,656           13,679

Capitalized Lease Obligations                                           14,076           14,039

Shareholders' Equity:
     Common stock - No par value; authorized, 50,000,000
       shares; issued and outstanding, 15,355,119 in 1998
       and 15,264,921 in 1997                                           65,676           65,249
     Additional paid-in capital                                            652              652
     Retained earnings                                                  36,028           29,482
                                                                      --------         --------
                                                                       102,356           95,383
                                                                      --------         --------
                                                                      $172,237         $150,515
                                                                      ========         ========


                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
               Twelve Weeks Ended July 12, 1998 and July 13, 1997

                                                                        1998             1997
                                                                      --------         --------
                                                                      (in thousands, except per
                                                                             share data)
Revenues:
     Restaurant sales                                                 $ 56,021         $ 45,710
     Commissary sales                                                      568              694
     Franchise revenue                                                      --                7
                                                                      --------         --------
                                                                        56,589           46,411
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                            19,320           15,771
         Payroll and benefits                                           17,024           14,079
         Restaurant operating costs                                      7,886            6,572
     Cost of commissary sales                                              532              640
     Advertising, general and administrative expenses                    3,479            3,016
     Depreciation and amortization                                       3,023            2,332
                                                                      --------         --------
                                                                        51,264           42,410
                                                                      --------         --------

Income from Operations                                                   5,325            4,001

Other (Income) Expense:
     Interest expense, net                                                 639              934
     Other, net                                                            (56)             (76)
                                                                      --------         --------
                                                                           583              858
                                                                      --------         --------

Earnings Before Income Taxes                                             4,742            3,143

Income Taxes                                                             1,659            1,132
                                                                      --------         --------

Net Earnings                                                          $  3,083         $  2,011
                                                                      ========         ========


Earnings per Common Share - Basic                                     $   0.20         $   0.17
                                                                      ========         ========
Earnings per Common Share - Diluted                                   $   0.19         $   0.16
                                                                      ========         ========

Weighted Average Basic Common Shares Outstanding                        15,323           11,829
                                                                      ========         ========
Weighted Average Dilutive Common Shares Outstanding                     16,481           12,696
                                                                      ========         ========



                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
            Twenty-Eight Weeks Ended July 12, 1998 and July 13, 1997

                                                                        1998             1997
                                                                      --------         --------
                                                                      (in thousands, except per
                                                                             share data)
Revenues:
     Restaurant sales                                                 $126,078         $101,655
     Commissary sales                                                    1,461            1,375
     Franchise revenue                                                      11               16
                                                                      --------         --------
                                                                       127,550          103,046
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                            43,671           35,247
         Payroll and benefits                                           38,464           31,361
         Restaurant operating costs                                     17,764           14,748
     Cost of commissary sales                                            1,369            1,289
     Advertising, general and administrative expenses                    8,124            6,739
     Depreciation and amortization                                       6,711            5,161
                                                                      --------         --------
                                                                       116,103           94,545
                                                                      --------         --------

Income from Operations                                                  11,447            8,501

Other (Income) Expense:
     Interest expense, net                                               1,416            1,971
     Other, net                                                            (39)            (147)
                                                                      --------         --------
                                                                         1,377            1,824
                                                                      --------         --------

Earnings Before Income Taxes                                            10,070            6,677

Income Taxes                                                             3,524            2,404
                                                                      --------         --------

Net Earnings                                                          $  6,546         $  4,273
                                                                      ========         ========


Earnings per Common Share - Basic                                     $   0.43         $   0.36
                                                                      ========         ========
Earnings per Common Share - Diluted                                   $   0.40         $   0.34
                                                                      ========         ========

Weighted Average Basic Common Shares Outstanding                        15,303           11,817
                                                                      ========         ========
Weighted Average Dilutive Common Shares Outstanding                     16,409           12,626
                                                                      ========         ========



                       See notes to financial statements.

                                O'Charley's Inc.
                            Statements of Cash Flows
            Twenty-Eight Weeks Ended July 12, 1998 and July 13, 1997

                                                                        1998             1997
                                                                      --------         --------
                                                                           (in thousands)
Cash Flows from Operating Activities:
     Net earnings                                                     $  6,546         $  4,273
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Depreciation and amortization                                5,279            3,937
            Amortization of preopening costs                             1,432            1,224
            Provision for deferred income taxes                            400              422
            (Gain) loss on the sale of assets                             (250)              73
     Changes in assets and liabilities:
         Accounts receivable                                              (149)            (224)
         Inventories                                                    (2,393)          (1,227)
         Additions to preopening costs                                  (1,736)          (1,449)
         Other current assets                                             (368)            (847)
         Accounts payable                                                1,319            1,204
         Accrued payroll and other accrued expenses                      1,577            1,324
                                                                      --------         --------
                Net cash provided by operating activities               11,657            8,710

Cash Flows from Investing Activities:
     Additions to property and equipment                               (20,669)         (16,202)
     Proceeds from the sale of assets                                    1,734            1,025
     Other, net                                                         (1,093)              53
                                                                      --------         --------
                Net cash used by investing activities                  (20,028)         (15,124)

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                       11,042            8,400
     Payments on long-term debt and capitalized
         lease obligations                                              (2,647)          (2,021)
     Exercise of employee incentive stock options                          427              102
                                                                      --------         --------
                Net cash provided by financing activities                8,822            6,481
                                                                      --------         --------

Increase in Cash                                                           451               67

Cash at Beginning of the Period                                          1,965            1,616
                                                                      --------         --------

Cash at End of the Period                                             $  2,416         $  1,683
                                                                      ========         ========



                       See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
               Twelve Weeks Ended July 12, 1998 and July 13, 1997


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

B. Earnings Per Common Share

    The Board of Directors of the Company approved a 3-for-2 stock split effected as a 50% stock dividend for shareholders of record on May 20, 1998. The new shares were distributed on June 1, 1998. On May 20, 1998, the total number of outstanding shares of common stock increased 5,114,762 shares from 10,229,524 shares to 15,344,286 shares as a result of the stock split. The statements of earnings for the twelve and twenty-eight weeks ended July 12, 1998 and July 13, 1997 reflect the adjusted weighted average basic and dilutive common shares outstanding and earnings per common share basic and diluted as adjusted for the stock split.

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


                                     Twelve          Twelve        Twenty-eight   Twenty-eight
(In Thousands,                    weeks ended      weeks ended     weeks ended     weeks ended
Except Per Share Data)           July 12, 1998    July 13, 1997    July 12, 1998  July 13, 1997
-----------------------------------------------------------------------------------------------
Net Earnings                         $ 3,083         $ 2,011         $ 6,546         $ 4,273
                                     =======================================================
Basic Earnings Per Share:
 Weighted shares outstanding          15,323          11,829          15,303          11,817
 Basic earnings per share            $  0.20         $  0.17         $  0.43         $  0.36
                                     =======================================================
Diluted Earnings Per Share:
 Weighted shares outstanding          15,323          11,829          15,303          11,817
 Incremental stock option
   Shares outstanding                  1,158             867           1,106             809
                                      ------------------------------------------------------
 Total diluted shares
   Outstanding                        16,481          12,696          16,409          12,626
Diluted earnings per share           $  0.19         $  0.16         $  0.40         $  0.34
                                     =======================================================


C. New Accounting Pronouncements

    On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5) which will be effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity be expensed as incurred. Currently the Company capitalizes its preopening costs and amortizes these costs over a 12-month period. At July 12, 1998, the Company had $1.6 million in unamortized preopening costs. Management currently anticipates that it will adopt SOP 98-5 in the first quarter of 1999. As a result, the Company will recognize, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized preopening costs at the beginning of 1999. Management is currently evaluating the presentation of such costs in the Company's statements of earnings subsequent to the adoption of SOP 98-5.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14. This pronouncement is effective for fiscal years beginning after December 15, 1997. Management is evaluating the impact of reporting information about operating segments in the Company's financial statements.

                                O'Charley's Inc.
Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
            Twenty-Eight Weeks Ended July 12, 1998 and July 13, 1997

     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management such as statements concerning the Company's future profitability and its operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, including increases in food, labor and employee benefit costs, the availability of experienced management and hourly coworkers, the Company's ability to locate and open new restaurants and to operate such restaurants profitably, and the intense competition in the restaurant industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

New Accounting Pronouncements

     The Company currently expects to adopt Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5), at the beginning of the first quarter of 1999. As discussed in Note C in Notes to Unaudited Financial Statements, SOP 98-5 requires that costs incurred during a start-up activity be expensed as incurred. The Company currently capitalizes its preopening costs and amortizes these costs over a 12-month period. As a result of the adoption of SOP 98-5, the Company will recognize, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized preopening costs at the beginning of 1999. At July 12, 1998, the Company had $1.6 million in unamortized preopening costs. The Company currently expects to open seven additional restaurants during the remainder of 1998. The majority of preopening costs is typically incurred in the two months prior to the opening of a new restaurant and averages approximately $180,000 per restaurant. As a result of the adoption of SOP 98-5, the Company's earnings in future periods could be affected depending on the timing of the preopening store expenditures. Management is currently evaluating the presentation of such costs in the Company's statements of earnings subsequent to the adoption of SOP 98-5.

Results of Operations

    The following table highlights the operating results for the second quarter and first half of 1998 and 1997 as a percentage of total revenue unless otherwise indicated. Each of the second quarters is comprised of 12 weeks. Each of the first halves is comprised of 28 weeks. All comparisons included in management's discussion and analysis compares the respective second quarter and first half of 1998 to the second quarter and first half of 1997 unless otherwise indicated.

                                                                  Second Quarter                    Year To Date
                                                               ---------------------           ---------------------
                                                               1998            1997            1998            1997
                                                               -----           -----           -----           -----
Revenues:
        Restaurant sales                                        99.0%           98.5%           98.9%           98.7%
        Commissary sales                                         1.0%            1.5%            1.1%            1.3%
                                                               -----           -----           -----           -----
                                                               100.0%          100.0%          100.0%          100.0%
Costs and Expenses:
        Cost of restaurant sales: (1)
                Cost of food, beverage and supplies             34.5%           34.5%           34.6%           34.7%
                Payroll and benefits                            30.4%           30.8%           30.5%           30.9%
                Restaurant operating costs                      14.1%           14.4%           14.1%           14.5%
                                                               -----           -----           -----           -----
                                                                79.0%           79.7%           79.2%           80.0%

                Restaurant operating margin (2)                 21.0%           20.3%           20.8%           20.0%

        Cost of commissary sales (3)                            93.7%           92.2%           93.7%           93.7%
        Advertising, general and
          administrative expenses                                6.1%            6.5%            6.4%            6.5%
        Depreciation and amortization                            5.3%            5.0%            5.3%            5.0%

Income from Operations                                           9.4%            8.6%            9.0%            8.2%

Other(Income)Expense:
        Interest expense, net                                    1.1%            2.0%            1.1%            1.9%
        Other, net                                              -0.1%           -0.2%           -0.0%           -0.1%

Earnings Before Income Taxes                                     8.4%            6.8%            7.9%            6.5%

Net Earnings                                                     5.4%            4.3%            5.1%            4.1%
                                                               =====           =====           =====           =====



(1) As a percentage of restaurant sales.

(2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.

(3) As a percentage of commissary sales.

    TOTAL REVENUES increased $10.2 million, or 21.9%, to $56.6 million for the second quarter of 1998 and $24.5 million, or 23.8%, to $127.6 million for the first twenty-eight weeks of 1998. Restaurant sales increased $10.3 million, or 22.6%, to $56.0 million and $24.4 million, or 24.0%, to $126.1 million in the second quarter and first half of 1998, respectively. These increases were primarily attributable to the addition of ten restaurants in the first half of 1998 and an increase in same store sales of 4.2% for the second quarter and 6.5% for the first half of 1998. The following table presents the number of restaurants in operation for each of the first two quarters in 1998 and 1997:

                                                       1998             1997
                                                       ----             ----
Beginning number of Company restaurants                  82               69
Opened during the first quarter                           5                6
Opened during the second quarter                          4                3
Restaurant formerly operated by franchisee                1               --
                                                       ----             ----
   Ending number of Company restaurants                  92               78
                                                       ====             ====


   The same store sales increases were primarily the result of increased customer counts and, to a lesser extent, menu price increases. Management attributes the increase in customer counts to increased advertising expenditures, more favorable weather conditions in 1998 and overall improved restaurant operations. Menu price increases instituted during 1997 and the first quarter of 1998 resulted in an increased check average of approximately 1.7%. Liquor sales as a percentage of restaurant sales decreased to 10.9% in the second quarter of 1998 from 11.7%. The Company also terminated its franchisee agreement with the sole remaining franchisee at the beginning of the second quarter and now operates the restaurant as a company-owned restaurant.

   COST OF FOOD, BEVERAGE AND SUPPLIES increased $3.5 million, or 22.5%, in the second quarter of 1998, to $19.3 million and $8.4 million, or 23.9%, in the first half of 1998 to $43.7 million. As a percentage of restaurant sales, cost of food, beverage and supplies was unchanged for the second quarter of 1998 and decreased 0.1% for the first twenty-eight weeks of 1998. While the effect of food inflation during 1998 has been minimal, the Company did experience increases in certain food items including poultry and certain produce items, particularly potatoes and lettuce. These increases were offset by the effect of menu price increases and improved operating efficiencies and economies at the Company's commissary. Certain dairy items including cheese, butter and sour cream experienced price increases at the end of the second quarter due to short supplies in butterfat. These increases are expected to continue through most of the third quarter and may increase food cost as a percentage of restaurant sales.

   PAYROLL AND BENEFITS increased $2.9 million, or 20.9%, to $17.0 million and $7.1 million, or 22.7%, to $38.5 million in the second quarter and the first half of 1998, respectively. As a percentage of restaurant sales, payroll and benefits decreased 0.4% for both the second quarter and first half of 1998. The Company achieved certain economies from overall higher sales volumes and reduced hourly and store management turnover that offset increases in restaurant management bonuses and hourly wage rates. The increased bonus expense was primarily the result of higher bonuses being earned by restaurant management upon the improvement in restaurant level profits in 1998.

    RESTAURANT OPERATING COSTS increased $1.3 million, or 20.0%, to $7.9 million and $3.0 million, or 20.5%, to $17.8 million in the second quarter and first half of 1998, respectively. As a percentage of restaurant sales, the restaurant operating costs decreased 0.3% to 14.1% in the second quarter and 0.4% to 14.1% in the first twenty-eight weeks of 1998. The Company has continued to open stores in existing geographical markets which has contributed to slower growth rates in certain expenses, particularly supervisory costs. Additionally, rent expenses as a percentage of restaurant sales was lower as the Company continued to purchase most of its restaurant sites.

    RESTAURANT OPERATING MARGIN, defined as restaurant sales less cost of restaurant sales, increased $2.5 million, or 26.9%, to $11.8 million and $5.9 million, or 29.0%, to $26.2 million in the second quarter and first half of 1998, respectively. As a percentage of restaurant sales, the restaurant operating margin increased 0.7% to 21.0% and 0.8% to 20.8% in the second quarter and first half of 1998, respectively, from 20.3% and 20.0%, respectively, in the comparable periods in 1997. The improvement was primarily attributable to the leverage achieved from overall higher sales volumes.

    ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES increased $463,000, or 15.4%, to $3.5 million and $1.4 million, or 20.6%, to $8.1 million in the second quarter and first half of 1998, respectively. As a percentage of total revenue, advertising, general and administrative expenses decreased 0.4% to 6.1% and 0.1% to 6.4% in the second quarter and first half of 1998, respectively. These decreases were primarily the result of certain administrative expenses, particularly salaries and advertising, being allocated over higher overall revenues. Advertising expenses decreased to 2.6% of restaurant sales in the second quarter and 2.7% of restaurant sales in the first half of 1998 from 2.7% and 2.8%, respectively, in the comparable periods in 1997.

    DEPRECIATION AND AMORTIZATION EXPENSE in the second quarter and first twenty-eight weeks of 1998 increased $691,000, or 29.6%, to $3.0 million and $1.6 million, or 30.0%, to $6.7 million, respectively. As a percentage of total revenues, depreciation and amortization expense increased 0.3% to 5.3% for both the second quarter and first half of 1998. The increase was primarily attributable to the Company incurring additional capital expenditures for the remodeling of certain existing restaurants and the relocation of two restaurants. See "-- New Accounting Pronouncements" and Note C in the notes to unaudited financial statements regarding new accounting pronouncements for changes in the reporting of preopening costs.

    INCOME FROM OPERATIONS increased $1.3 million, or 33.1%, to $5.3 million and $2.9 million, or 34.7%, to $11.4 million in the second quarter and first half of 1998, respectively. As a percentage of total revenue, income from operations increased 0.8% in both the second quarter and first half of 1998 to 9.4% and 9.0%, respectively, from 8.6% and 8.2%, respectively, in the comparable periods in 1997. This increase was primarily the result of improved restaurant operating margin and advertising, general and administrative expenses which were partially offset by increased depreciation and amortization expense.

    INTEREST EXPENSE, NET, decreased $295,000, or 31.6%, to $639,000 and $555,000, or 28.2%, to $1.4 million in the second quarter and first half of 1998, respectively. The decreases were primarily the result of reduced borrowings under the Company's revolving credit facility. The Company reduced its long-term debt by approximately $34.7 million in the fourth quarter of 1997 using the net proceeds received from the sale of common stock.

    INCOME TAX EXPENSE as a percentage of earnings before income taxes was 35.0% in both the second and first half of 1998 as compared to 36.0% for the comparable periods in 1997. The lower tax rate in 1998 is primarily attributable to a lower overall effective state income tax rate.


Liquidity and Capital Resources

    The Company's principal capital needs arise from the development of new restaurants and the maintenance and improvement of existing restaurants. Historically, the Company's primary sources for working capital have been cash provided from operations, bank indebtedness and capitalized lease obligations. During the first twenty-eight weeks of 1998, the Company expended approximately $23.7 million in capital expenditures for new stores and improvements to existing facilities (including $3.1 million of equipment financed under capitalized lease arrangements). Additionally, the Company repaid $2.6 million in principal on its long-term debt and capitalized lease obligations. These capital outlays were funded primarily by borrowings of $11.0 million on the Company's revolving credit facility (the "Revolver"), borrowings of approximately $3.1 million under capitalized lease obligations, $11.7 million in cash provided by operating activities and approximately $1.7 million in proceeds from the sale of certain assets.

    The Company opened nine new restaurants in the first two quarters of 1998. As of July 12, 1998, the Company had five additional restaurants under construction, four of which are expected to open in the third quarter of 1998. For fiscal year 1998, the Company expects to open sixteen new Company-owned restaurants. Management estimates that the Company will spend approximately $40.0 million in capital expenditures in 1998. Actual capital expenditures may increase based on a number of factors, including the timing of additional purchases of future restaurant sites. The Company intends to continue financing the furniture, fixtures and equipment for its new stores with capitalized lease obligations.

    As of July 12, 1998, $24.1 million of indebtedness was outstanding under the Revolver, which bore interest at a weighted average rate of 6.4%. The Revolver provides for a maximum borrowing capacity of $100.0 million and matures on November 30, 2000. The Revolver includes a provision to extend the maturity by one year, at the first anniversary (December 8, 1998). Management believes that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance the Company's operations and expected growth through 1999.

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

    A business issue exists with regard to existing software applications and the ability of these applications to process date values. Specifically, many computer applications are written in two digits rather than four to define the applicable year. Beginning in the year 2000, these applications will need to be capable of recognizing four digit dates in order to properly distinguish the year 2000 from prior periods. Management of the Company is considering the impact of the year 2000 issues on its business and operations and is developing a remediation plan. The Company has completed testing of its information technology ("IT") systems. The Company's financial and time keeping software packages are currently not year 2000 compliant. The financial software package is expected to be updated by September 30, 1998 and the time keeping software package is expected to be compliant by March 31, 1999. The Company is currently testing its non-IT systems and anticipates completing such testing by June 30, 1999. The Company is currently making inquiries to its suppliers and other third-party entities with which it has business relations as to their own year 2000 issues. The Company expects to complete such inquiries by September 30, 1999. The Company expenses all costs associated with system changes as the costs are incurred. A significant portion of the Company's year 2000 related costs are already included in its software support agreements, therefore, management does not believe the impact of the year 2000 issue will have a significant impact on the Company's operations or liquidity. The Company is in the process of developing contingency plans to be implemented in the event any IT system, non-IT system, third party or supplier is not year 2000 compliant by January 1, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    As of July 12, 1998, the Company is a party in a civil action in the United States District Court for the Middle District of Tennessee involving a former general manager of the Company. In September 1995, the Company filed an action against the former employee alleging wrongful conversion of Company funds and fraudulent misrepresentation. The former employee moved to amend his answer in the civil action filed by the Company claiming damages of $30.0 million relating to counterclaims alleging malicious prosecution and intentional infliction of emotional distress and $600,000 relating to counterclaims alleging breach of contract and race discrimination. The Court has ruled that it will allow the former employee to pursue all of the foregoing claims except the intentional infliction of emotional distress claim. The Company believes the claims are without merit, intends to vigorously prosecute its claims and vigorously defend any of the former manager's claims. Based on the advice of counsel, the Company believes that the malicious prosecution will be dismissed upon the Company's motion for summary judgement. The Company does not believe the outcome of this proceeding will materially affect its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    On May 7, 1998, the Company held its Annual Meeting of Shareholders. The Shareholders approved each of the items submitted for vote. The items voted on at the meeting and the results of the votes are as follows:

    1. The election of one Class I director to hold office for a term of two years and until his successor is elected and qualified;

        Director                                For*                           Abstain*
        --------                                ----                           --------
        Steven J. Hislop                     7,824,939                          60,401

    2. The election of three Class II directors to hold office for a term of three years and until their successors are elected and qualified;

        Director                                For*                           Abstain*
        --------                                ----                           --------
        John W. Stokes, Jr.                  6,813,971                       1,071,369
        H. Steve Tidwell                     6,815,471                       1,069,869
        Samuel H. Howard                     7,805,670                          79,670

           * - Does not give effect to a 3-for-2 stock split effective June 1, 1998.

        In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

        Name                                  Term Expires
        ----                                  ------------
        Gregory L. Burns                          2000
        C. Warren Neel                            2000
        Shirley A. Zeitlin                        1999
        G. Nicholas Spiva                         1999
        Richard Reiss, Jr.                        1999

    3. The shareholders of the Company also voted to amend the Company's 1991 Stock Option Plan for outside directors to increase the number of shares authorized to be issued under the Plan. The amendment was approved by the shareholders with 7,739,556 votes cast for the amendment and 122,893 votes cast against the amendment or withheld (vote counts do not give effect to a 3-for-2 stock split effective June 1, 1998).

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      Exhibit 27.1 -- Financial Data Schedule (for SEC use only)

              27.2 -- Restated Financial Data Schedule (for SEC use only)

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the twelve weeks ended July 12, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   O'Charley's Inc.
                                   (Registrant)


Date:   8/26/98                    By: /s/ Gregory L. Burns
     ------------------------          -----------------------------------------
                                       Gregory L. Burns
                                       President and
                                       Chief Executive Officer


Date:   8/26/98                    By: /s/ A. Chad Fitzhugh
     ------------------------          -----------------------------------------
                                       A. Chad Fitzhugh
                                       Chief Financial Officer