Form 10-Q
period 1998-10-04
O CHARLEYS INC
filed 1998-11-18
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 4, 1998

                         Commission file number O-18629
                                               ---------


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
             (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


           Class                             Outstanding as of November 11, 1998
           -----                             -----------------------------------
   Common Stock, no par value                             15,403,935 shares

                                O'Charley's Inc.

                                    Form 10-Q

                        For Quarter Ended October 4, 1998



                                      Index


                                                                                         Page No.
                                                                                         --------
Part I -  Financial Statements

     Item 1. Financial statements:
             Balance sheets as of October 4, 1998 and
               December 28, 1997                                                            3

             Statements of earnings for the twelve weeks
               ended October 4, 1998 and October 5, 1997                                    4

             Statements of earnings for the forty weeks
               ended October 4, 1998 and October 5, 1997                                    5

             Statements of cash flows for the forty weeks
               ended October 4, 1998 and October 5, 1997                                    6

             Notes to unaudited financial statements                                      7-8

     Item 2. Management's discussion and analysis of
               financial condition and results of operations                             9-14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                    14

 Part II - Other Information

     Item 1. Legal Proceedings                                                             14

     Item 6. Exhibits and reports on form 8-K                                              14


Signatures                                                                                 15

                                O'Charley's Inc.
                                 Balance Sheets

                             (dollars in thousands)

                                                                         October 4,          December 28,
                                                                            1998                 1997
                                                                         ---------             --------
                                Assets
Current Assets:
     Cash                                                                $   2,329             $  1,965
     Accounts receivable                                                     2,227                2,204
     Inventories                                                             6,328                4,600
     Preopening costs                                                        1,759                1,340
     Deferred income taxes                                                     807                  807
     Other current assets                                                    2,195                2,231
                                                                         ---------             --------
            Total current assets                                            15,645               13,147

Property and Equipment, net                                                164,374              136,051

Other Assets                                                                 2,015                1,317
                                                                         ---------             --------
                                                                         $ 182,034             $150,515
                                                                         =========             ========

            Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable                                                    $   6,208             $  5,529
     Accrued payroll and related expenses                                    5,470                4,603
     Accrued expenses                                                        5,239                6,463
     Federal, state and local taxes                                          5,637                3,240
     Current portion of long-term debt and capitalized leases                4,969                4,621
                                                                         ---------             --------
            Total current liabilities                                       27,523               24,456

Deferred Income Taxes                                                        3,258                2,958

Long-Term Debt                                                              32,890               13,679

Capitalized Lease Obligations                                               12,953               14,039

Shareholders' Equity:
     Common stock - No par value;authorized, 50,000,000
       shares; issued and outstanding, 15,403,185 in 1998
       and 15,264,921 in 1997                                               65,871               65,249
     Additional paid-in capital                                                652                  652
     Unrealized loss on available for sale securities,
       net of tax                                                             (187)                  --
     Retained earnings                                                      39,074               29,482
                                                                         ---------             --------
                                                                           105,410               95,383
                                                                         ---------             --------
                                                                         $ 182,034             $150,515
                                                                         =========             ========



                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
             Twelve Weeks Ended October 4, 1998 and October 5, 1997




                                                                            1998                 1997
                                                                         ---------             --------
                                                                     (in thousands, except per share data)
Revenues:
     Restaurant sales                                                    $  57,799             $ 46,856
     Commissary sales                                                          452                  683
     Franchise revenue                                                          --                    7
                                                                         ---------             --------
                                                                            58,251               47,546
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                                20,109               16,294
         Payroll and benefits                                               17,316               14,232
         Restaurant operating costs                                          8,144                6,772
     Cost of commissary sales                                                  433                  637
     Advertising, general and administrative expenses                        3,763                3,100
     Depreciation and amortization                                           3,208                2,434
                                                                         ---------             --------
                                                                            52,973               43,469
                                                                         ---------             --------

Income from Operations                                                       5,278                4,077

Other (Income) Expense:
     Interest expense, net                                                     656                  965
     Other, net                                                                (66)                 (45)
                                                                         ---------             --------
                                                                               590                  920
                                                                         ---------             --------
Earnings Before Income Taxes                                                 4,688                3,157

Income Taxes                                                                 1,641                1,107
                                                                         ---------             --------
Net Earnings                                                             $   3,047             $  2,050
                                                                         =========             ========

Earnings per Common Share - Basic                                        $    0.20             $   0.17
                                                                         =========             ========
Earnings per Common Share - Diluted                                      $    0.19             $   0.16
                                                                         =========             ========
Weighted Average Basic Common Shares Outstanding                            15,387               11,901
                                                                         =========             ========
Weighted Average Dilutive Common Shares Outstanding                         16,339               12,861
                                                                         =========             ========


                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
              Forty Weeks Ended October 4, 1998 and October 5, 1997




                                                                            1998                 1997
                                                                         ---------             --------
                                                                     (in thousands, except per share data)
Revenues:
     Restaurant sales                                                    $ 183,877             $148,511
     Commissary sales                                                        1,913                2,058
     Franchise revenue                                                          11                   23
                                                                         ---------             --------
                                                                           185,801              150,592
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                                63,780               51,541
         Payroll and benefits                                               55,780               45,593
         Restaurant operating costs                                         25,908               21,520
     Cost of commissary sales                                                1,802                1,926
     Advertising, general and administrative expenses                       11,887                9,839
     Depreciation and amortization                                           9,919                7,595
                                                                         ---------             --------
                                                                           169,076              138,014
                                                                         ---------             --------

Income from Operations                                                      16,725               12,578

Other (Income) Expense:
     Interest expense, net                                                   2,072                2,936
     Other, net                                                               (105)                (192)
                                                                         ---------             --------
                                                                             1,967                2,744
                                                                         ---------             --------
Earnings Before Income Taxes                                                14,758                9,834

Income Taxes                                                                 5,165                3,511
                                                                         ---------             --------
Net Earnings                                                             $   9,593             $  6,323
                                                                         =========             ========
Earnings per Common Share - Basic                                        $    0.63             $   0.53
                                                                         =========             ========
Earnings per Common Share - Diluted                                      $    0.59             $   0.50
                                                                         =========             ========
Weighted Average Basic Common Shares Outstanding                            15,328               11,842
                                                                         =========             ========
Weighted Average Dilutive Common Shares Outstanding                         16,388               12,696
                                                                         =========             ========


                       See notes to financial statements.

                                O'Charley's Inc.
                            Statements of Cash Flows
              Forty Weeks Ended October 4, 1998 and October 5, 1997


                                                                            1998                 1997
                                                                         ---------             --------
                                                                                  (in thousands)
Cash Flows from Operating Activities:
     Net earnings                                                        $   9,593             $  6,323
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Depreciation and amortization                                    7,794                5,821
            Amortization of preopening costs                                 2,125                1,774
            Provision for deferred income taxes                                400                1,372
            (Gain) loss on the sale and involuntary
               conversion of assets                                           (522)                  73
     Changes in assets and liabilities:
         Accounts receivable                                                   (23)                (492)
         Inventories                                                        (1,728)              (1,398)
         Additions to preopening costs                                      (2,544)              (1,966)
         Other current assets                                                   36                 (977)
         Accounts payable                                                      679                2,060
         Accrued payroll and other accrued expenses                          2,040               (1,544)
                                                                         ---------             --------
                Net cash provided by operating activities                   17,850               11,046

Cash Flows from Investing Activities:
     Additions to property and equipment                                   (34,756)             (25,959)
     Proceeds from the sale and involuntary
         conversion of assets                                                2,234                1,025
     Other, net                                                             (1,000)                 193
                                                                         ---------             --------
                Net cash used by investing activities                      (33,522)             (24,741)

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                           19,300               16,400
     Payments on long-term debt and capitalized
         lease obligations                                                  (3,885)              (2,981)
     Exercise of employee incentive stock options                              621                  286
                                                                         ---------             --------
                Net cash provided by financing activities                   16,036               13,705
                                                                         ---------             --------
Increase in Cash                                                               364                   10

Cash at Beginning of the Period                                              1,965                1,616
                                                                         ---------             --------
Cash at End of the Period                                                $   2,329             $  1,626
                                                                         =========             ========


                       See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
             Twelve Weeks Ended October 4, 1998 and October 5, 1997


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

B. Earnings Per Common Share

    The Board of Directors of the Company approved a 3-for-2 stock split effected as a 50% stock dividend for shareholders of record on May 20, 1998. The new shares were distributed on June 1, 1998. On May 20, 1998, the total number of outstanding shares of common stock increased 5,114,762 shares from 10,229,524 shares to 15,344,286 shares as a result of the stock split. The statements of earnings for the twelve and forty weeks ended October 4, 1998 and October 5, 1997 reflect the adjusted weighted average basic and dilutive common shares outstanding and earnings per common share basic and diluted as adjusted for the stock split.

    The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share, during the fourth quarter of 1997. All prior period earnings per share ("EPS") data have been restated to reflect the implementation of FAS 128. FAS 128 establishes standards for both the computing and presentation of basic and diluted EPS on the face of the statements of earnings. Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of options outstanding.

    The following is a reconciliation of the Company's basic and diluted earnings per share in accordance with FAS 128.


                                        Twelve           Twelve              Forty              Forty
(In Thousands,                       weeks ended       weeks ended        weeks ended        weeks ended
Except Per Share Data)               Oct. 4, 1998      Oct. 5, 1997       Oct. 4, 1998       Oct. 5, 1997
--------------------------------------------------------------------------------------------------------

Net Earnings                            $ 3,047            $ 2,050            $ 9,593            $ 6,323
                                        ================================================================

Basic Earnings Per Share:
 Weighted shares outstanding             15,387             11,901             15,328             11,842
 Basic earnings per share               $  0.20            $  0.17            $  0.63            $  0.53
                                        ================================================================

Diluted Earnings Per Share:
 Weighted shares outstanding             15,387             11,901             15,328             11,842
 Incremental stock option
   Shares outstanding                       952                960              1,060                854
                                        ----------------------------------------------------------------
 Total diluted shares
   Outstanding                           16,339             12,861             16,388             12,696
Diluted earnings per share              $  0.19            $  0.16            $  0.59            $  0.50
                                        ================================================================


C. New Accounting Pronouncements

    On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5) which will be effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity be expensed as incurred. Currently the Company capitalizes its preopening costs and amortizes these costs over a 12-month period. At October 4, 1998, the Company had $1.8 million in unamortized preopening costs. Management currently anticipates that it will adopt SOP 98-5 in the first quarter of 1999. As a result, the Company will recognize, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized preopening costs at the beginning of 1999. Management is currently evaluating the presentation of such costs in the Company's statements of earnings subsequent to the adoption of SOP 98-5.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14. This pronouncement is effective for fiscal years beginning after December 15, 1997. Management is evaluating the impact of reporting information about operating segments in the Company's financial statements.

                                O'Charley's Inc.
Item 2.   Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Forty Weeks Ended October 4, 1998 and October 5, 1997


     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management such as statements concerning the Company's future profitability and its operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the risks discussed in the Company's Annual Report on form 10-K for the fiscal year ended December 27, 1997 including increases in food, labor and employee benefit costs, the availability of experienced management and hourly coworkers, the Company's ability to locate and open new restaurants and to operate such restaurants profitably, and the intense competition in the restaurant industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

New Accounting Pronouncements

     The Company currently expects to adopt Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5) at the beginning of the first quarter of 1999. As discussed in Note C in Notes to Unaudited Financial Statements, SOP 98-5 requires that costs incurred during a start-up activity be expensed as incurred. The Company currently capitalizes its preopening costs and amortizes these costs over a 12-month period. As a result of the adoption of SOP 98-5, the Company will recognize, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized preopening costs at the beginning of 1999. At October 4, 1998, the Company had $1.8 million in unamortized preopening costs. The Company currently expects to open three additional restaurants during the remainder of 1998 and incur certain additional pre-opening expenditures for stores expected to open in the first quarter of 1999. The majority of preopening costs is typically incurred in the two months prior to the opening of a new restaurant and averages approximately $180,000 per restaurant. As a result of the adoption of SOP 98-5, the Company's earnings in future periods could be affected depending on the timing of the preopening store expenditures. Management is currently evaluating the presentation of such costs in the Company's statements of earnings subsequent to the adoption of SOP 98-5.

Results of Operations

    The following table highlights the operating results for the third quarter and first three quarters of 1998 and 1997 as a percentage of total revenue unless otherwise indicated. Each of the third quarters is comprised of 12 weeks. Each of the first three quarters is comprised of 40 weeks. All comparisons included in management's discussion and analysis compares the respective third quarter and first three quarters of 1998 to the third quarter and first three quarters of 1997 unless otherwise indicated.


--------------------------------------------------------------------------------

                                                        Third Quarter                Year To Date
                                                     --------------------        --------------------
                                                      1998          1997          1998          1997
                                                     ------        ------        ------        ------
Revenues:
       Restaurant sales                                99.2%         98.5%         99.0%         98.6%
       Commissary sales                                 0.8%          1.5%          1.0%          1.4%
                                                     ------        ------        ------        ------
                                                      100.0%        100.0%        100.0%        100.0%
Costs and Expenses:
       Cost of restaurant sales: (1)
         Cost of food, beverage and supplies           34.8%         34.8%         34.7%         34.7%
         Payroll and benefits                          30.0%         30.4%         30.3%         30.7%
         Restaurant operating costs                    14.1%         14.5%         14.1%         14.5%
                                                     ------        ------        ------        ------
                                                       78.9%         79.6%         79.1%         79.9%

         Restaurant operating margin (2)               21.1%         20.4%         20.9%         20.1%

       Cost of commissary sales (3)                    95.8%         93.3%         94.2%         93.6%
       Advertising, general and
         administrative expenses                        6.5%          6.5%          6.4%          6.5%
       Depreciation and amortization                    5.5%          5.1%          5.3%          5.0%

Income from Operations                                  9.1%          8.6%          9.0%          8.4%

Other(Income)Expense:
       Interest expense, net                            1.1%          2.0%          1.1%          1.9%
       Other, net                                      -0.1%         -0.1%         -0.1%         -0.1%

Earnings Before Income Taxes                            8.0%          6.6%          7.9%          6.5%

Net Earnings                                            5.2%          4.3%          5.2%          4.2%
                                                     ======        ======        ======        ======

(1) As a percentage of restaurant sales.

(2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.

(3) As a percentage of commissary sales.

--------------------------------------------------------------------------------

    TOTAL REVENUES increased $10.7 million, or 22.5%, to $58.3 million for the third quarter of 1998 and $35.2 million, or 23.4%, to $185.8 million for the first three quarters of 1998. Restaurant sales increased $10.9 million, or 23.4%, to $57.8 million and $35.4 million, or 23.8%, to $183.9 million in the third quarter and first three quarters of 1998, respectively. These increases were primarily the result of operating additional restaurants in 1998 and same store sales increases for the third quarter and year to date of 4.1% and 6.0%, respectively. The following table presents the number of restaurants in operation for each of the first three quarters in 1998 and 1997:

                                                        1998             1997
                                                        ----             ----
Beginning number of Company restaurants                  82               69
Opened during the first quarter                           5                6
Opened during the second quarter                          4                3
Opened during the third quarter                           4                1
Restaurant formerly operated by franchisee                1                -
                                                         --               --
   Ending number of Company restaurants                  96               79
                                                         ==               ==


   The increase in same store sales was primarily the result of increased customer counts and, to a lesser extent, menu price increases. Management attributes the increase in customer counts to increased advertising expenditures, more favorable weather conditions in the first quarter of 1998 and overall improved restaurant operations. Menu price increases instituted during 1997 and the first quarter of 1998 resulted in an increased check average of approximately 2.0%. The Company also terminated its franchisee agreement with the sole remaining franchisee at the beginning of the second quarter of 1998 and now operates the restaurant as a Company-owned restaurant.

   COST OF FOOD, BEVERAGE AND SUPPLIES increased $3.8 million, or 23.4%, in the third quarter of 1998, to $20.1 million and $12.2 million, or 23.7%, in the first three quarters of 1998 to $63.8 million. As a percentage of restaurant sales, cost of food, beverage and supplies was unchanged for both the third quarter of 1998 at 34.8% and year to date at 34.7%. While the effect of overall food inflation during 1998 has been minimal, the Company did experience increases in certain food items including poultry, produce and certain dairy items, particularly cheese and sour cream. These increases were offset by the effect of menu price increases and improved operating efficiencies.

   PAYROLL AND BENEFITS increased $3.1 million, or 21.7%, to $17.3 million and $10.2 million, or 22.3%, to $55.8 million in the third quarter and first three quarters of 1998, respectively. As a percentage of restaurant sales, payroll and benefits decreased 0.4% for both the third quarter of 1998 and year to date. The Company achieved certain economies from overall higher sales volumes and reduced hourly and store management turnover that offset increases in restaurant management bonuses and hourly wage rates. The increased bonus expense was primarily the result of higher bonuses being earned by restaurant management upon the improvement in restaurant level profits in 1998.

    RESTAURANT OPERATING COSTS increased $1.4 million, or 20.3%, in the third quarter of 1998 to $8.1 million and $4.4 million, or 20.4%, for the first three quarters to $25.9 million. As a percentage of restaurant sales, restaurant operating costs decreased 0.4% to 14.1% for both the third quarter and first three quarters of 1998. The Company has continued to open stores in existing geographical markets which has contributed to slower growth rates in certain operating expenses, particularly supervisory costs. Additionally, rent expense, as a percentage of restaurant sales was lower as the Company continued to purchase most of its restaurant sites. In 1999, the Company expects to open approximately 4 to 5 stores in two new major markets, Columbus, Ohio and Charlotte, North Carolina, which may limit continued improvements in the restaurant operating cost as a percentage of revenue.

    RESTAURANT OPERATING MARGIN, defined as restaurant sales less cost of restaurant sales, increased $2.7 million, or 28.0%, to $12.2 million and $8.6 million, or 28.6%, to $38.4 million in the third quarter and first three quarters of 1998, respectively. As a percentage of restaurant sales, the restaurant operating margin increased 0.7% to 21.1% and 0.8% to 20.9% for the third quarter of 1998 and year to date, respectively. The improvement was primarily attributable to the leverage achieved from overall higher sales volumes.

    ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES increased $663,000, or 21.4%, to $3.8 million in the third quarter of 1998 and $2.0 million, or 20.8%, to $11.9 million in the first three quarters of 1998. As a percentage of total revenue, advertising, general and administrative expenses remained unchanged at 6.5% for the third quarter of 1998 and decreased 0.1% to 6.4% for the first three quarters of 1998. Advertising expenses remained unchanged as a percent of restaurant sales at 2.9% for the third quarter of 1998 and decreased to 2.7% of restaurant sales for the first three quarters of 1998 from 2.8% for the comparable period in 1997.

    DEPRECIATION AND AMORTIZATION EXPENSE in the third quarter and first three quarters of 1998 increased $774,000, or 31.8%, to $3.2 million and $2.3 million, or 30.6%, to $9.9 million, respectively. As a percentage of total revenues, depreciation and amortization expense increased 0.4% to 5.5% in the third quarter of 1998 and 0.3% to 5.3% for the first forty weeks. The increases were primarily attributable to the Company incurring additional capital expenditures for the remodeling of certain existing restaurants and the relocation of two restaurants. See "New Accounting Pronouncements"and Note C in the notes to unaudited financial statements regarding new accounting pronouncements for changes in the reporting of preopening costs.

    INCOME FROM OPERATIONS increased $1.2 million, or 29.5%, to $5.3 million and $4.1 million, or 33.0%, to $16.7 million in the third quarter and first three quarters of 1998, respectively. As a percentage of total revenue, income from operations increased 0.5% to 9.1% for the third quarter of 1998 and 0.6% to 9.0% for the first three quarters of 1998. These increases were primarily the result of improved restaurant operating margins that were partially offset by increased depreciation and amortization expense.

    INTEREST EXPENSE, NET, decreased $309,000, or 32.0%, to $656,000 and $864,000, or 29.4%, to $2.1 million in the third quarter and first three quarters of 1998, respectively. The decreases were primarily the result of reduced borrowings under the Company's revolving credit facility. The Company reduced its long-term debt by approximately $34.7 million in the fourth quarter of 1997 using the net proceeds received from the sale of common stock.

    INCOME TAX EXPENSE as a percentage of earnings before income taxes was 35.0% in both the third quarter and first three quarters of 1998 as compared to 35.1% and 35.7% in the third quarter and first three quarters of 1997, respectively. The lower tax rate in 1998 is primarily attributable to a lower overall effective state income tax rate.

Liquidity and Capital Resources

    The Company's principal capital needs arise from the development of new restaurants and the maintenance and improvement of existing restaurants. Historically, the Company's primary sources for working capital have been cash provided from operations, bank indebtedness and capitalized lease obligations. During the first forty weeks of 1998, the Company expended approximately $37.9 million in capital expenditures for new stores and improvements to existing facilities (including $3.1 million of equipment financed under capitalized lease arrangements). Additionally, the Company repaid $3.9 million in principal on its long-term debt and capitalized lease obligations. These capital outlays were funded primarily by borrowings of $19.3 million on the Company's revolving credit facility (the "Revolver"), borrowings of approximately $3.1 million under capitalized lease obligations, $17.9 million in cash provided by operating activities and approximately $2.2 million in proceeds from the sale and involuntary conversion of certain assets.

    The Company opened thirteen new restaurants in the first three quarters of 1998. As of October 4, 1998, the Company had four additional restaurants under construction, three of which are expected to open in the forth quarter of 1998. The Company expects to open sixteen new Company-owned restaurants and estimates spending approximately $49.0 million in capital expenditures in 1998. Actual capital expenditures may increase based on a number of factors, including the timing of additional purchases of future restaurant sites. The Company intends to continue financing the furniture, fixtures and equipment for its new stores with capitalized lease obligations.

    On October 13, 1998, the Company's Board of Directors approved the repurchase of up to 750,000 shares of the Company's common stock, which represents approximately 5% of the 15.4 million shares outstanding. Shares repurchased under this program will be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares repurchased, the timing of the purchases and the prices paid will depend on future market conditions. Any shares repurchased will be available for use under the Company's Stock Option Plan to minimize dilution to existing shareholders.

    As of October 4, 1998, $32.3 million of indebtedness was outstanding under the Revolver, which bore interest at a weighted average rate of 6.3%. The Revolver provides for a maximum borrowing capacity of $100.0 million and matures on November 30, 2000. The Revolver includes a provision to extend the maturity by one year, at the first anniversary (December 8, 1998). Management believes that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance the Company's operations and expected growth through 1999 as well as any stock repurchases.

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

     A business issue exists with regard to existing software applications and the ability of these applications to process date values. Specifically, many computer applications are written in two digits rather than four to define the applicable year. Beginning in the year 2000, these applications will need to be capable of recognizing four digit dates in order to properly distinguish the year 2000 from prior periods. Management of the Company is considering the impact of the year 2000 issues on its business and operations and has a remediation plan. The Company has completed testing of its information technology ("IT") systems. The Company's time keeping software package is currently not year 2000 compliant. The time keeping software package is expected to be compliant by March 31, 1999. The Company is currently testing its non-IT systems and anticipates completing such testing by June 30, 1999. The Company is currently making inquiries to its suppliers and other third-party entities with which it has business relations as to their own year 2000 issues. The Company expects to complete such inquiries by December 1, 1998. The Company expenses all costs associated with system changes as the costs are incurred. A significant portion of the Company's year 2000 related costs are already included in its software support agreements, therefore, management does not believe the year 2000 issue will have a significant impact on the Company's operations or liquidity. The Company is in the process of developing contingency plans to be implemented in the event any IT system, non-IT system, third party or supplier is not year 2000 compliant by January 1, 2000.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    As of October 4, 1998, the Company is a party in a civil action in the United States District Court for the Middle District of Tennessee involving a former general manager of the Company. In September 1995, the Company filed an action against the former employee alleging wrongful conversion of Company funds and fraudulent misrepresentation. The former employee moved to amend his answer in the civil action filed by the Company claiming damages of $30.0 million relating to counterclaims alleging malicious prosecution and intentional infliction of emotional distress and $600,000 relating to counterclaims alleging breach of contract and race discrimination. The Court has ruled that it will allow the former employee to pursue all of the foregoing claims except the intentional infliction of emotional distress claim. The Company believes the claims are without merit, intends to vigorously prosecute its claims and vigorously defend any of the former manager's claims. Based on the advice of counsel, the Company believes that the malicious prosecution will be dismissed upon the Company's motion for summary judgement. The Company does not believe the outcome of this proceeding will materially affect its financial condition or results of operations.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 27.1 - Financial Data Schedule (for SEC use only)
            27.2 - Restated Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the twelve weeks ended October 4, 1998.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   O'Charley's Inc.
                                   (Registrant)


Date:    11/18/98                       By:  /s/ Gregory L. Burns
      ---------------                        -----------------------------------
                                             Gregory L. Burns
                                             President and
                                             Chief Executive Officer



Date:    11/18/98                       By:  /s/ A. Chad Fitzhugh
      ----------------                       -----------------------------------
                                             A. Chad Fitzhugh
                                             Chief Financial Officer