Form 10-K
period 1998-12-27
O CHARLEYS INC
filed 1999-03-29
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 1998
Commission file number 0-18629

                                O'CHARLEY'S INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                62-1192475
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

        3038 Sidco Drive
      Nashville, Tennessee                                   37204
--------------------------------                     ------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 1999 was approximately $177.8 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock. The market value calculation was determined using the closing sale price of the registrant's common stock on March 23, 1999 ($13.38) as reported on The Nasdaq Stock Market's National Market.

         The number of shares of common stock outstanding on March 23, 1999 was 15,414,712.

                       DOCUMENTS INCORPORATED BY REFERENCE

                               Documents from which portions are
Part of Form 10-K              incorporated by reference
-----------------              -------------------------

Part III Proxy Statement relating to the registrant's Annual Meeting of Shareholders to be held May 6, 1999

                                O'CHARLEY'S INC.

                                     PART I

ITEM 1. BUSINESS

         At December 27, 1998, the Company owned and operated 99 O'Charley's restaurants located in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee, and Virginia. O'Charley's restaurants are intended to appeal to traditional casual dining customers as well as value-oriented customers by offering high quality food at moderate prices with outstanding customer service. O'Charley's restaurants are open seven days a week, and most offer full bar service.

THE O'CHARLEY'S CONCEPT

         O'Charley's restaurants provide fresh, high quality food at moderate prices in a relaxed atmosphere. The key elements of the O'Charley's concept include the following:

         Variety of Freshly Prepared Items. O'Charley's restaurants offer a varied menu of distinctive American fare made from original recipes. The Company's menu features approximately 45 items including prime rib, steaks, chicken, seafood, made-from-scratch soups, entree salads, sandwiches, pastas and an assortment of appetizers and desserts. All specialty entrees are prepared using aged beef and fresh chicken and seafood, are cooked to order and are served with a choice of soup or salad, fresh yeast rolls and a side item. Most items are prepared on premises using fresh ingredients. To maintain freshness and quality, the Company operates its own commissary at which it ages and cuts its beef and prepares the yeast rolls and salad dressings served in its restaurants. The Company is continually developing new menu items to respond to changing customer tastes and preferences. In addition to its normal menu, the Company's restaurants offer an Express Lunch, a Sunday brunch, a children's menu and seasonal menu offerings.

         Attractive Menu Pricing. The Company believes its menu offers a compelling value to the traditional casual dining customer while remaining competitive with restaurants targeting value-oriented customers. The Company's prices range from $5.99 to $16.99 for entrees, with many items priced under $10.00. Additionally, the Company offers a "Kids Eat Free" program for children ten and under in most of its restaurants. In 1998, the average check per customer, including beverages, was approximately $10.45.

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

         Quality Assurance. The Company is committed to providing a broad menu of freshly prepared, high quality items. The Company believes that its menu offerings allow for simplified food preparation, efficient delivery and consistent quality. Unlike most casual dining restaurants, the Company operates its own commissary, which enables the Company to better control its food quality and costs. The commissary purchases and distributes food and other supplies to all of the Company's restaurants, operates a USDA approved facility at which it ages and cuts its beef and prepares fresh breads and salad dressings. Management believes the commissary also provides the Company with a competitive advantage by simplifying purchasing duties of restaurant level management, thus enabling them to focus on restaurant operations.

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

         Well-Trained and Highly Motivated Employees. The Company believes a well-trained, highly motivated restaurant management team is critical to achieving the Company's operating objectives. The Company's training and compensation systems are designed to create accountability at the restaurant level for the performance of each restaurant. The Company expends significant resources to train, motivate and educate its restaurant level managers and hourly coworkers. The Company operates a management training facility at its home office in Nashville, Tennessee. Each new manager participates in a comprehensive 12-week training program which combines hands-on experience in one of the Company's training restaurants and instruction at the training facility. To instill a sense of ownership in restaurant management, compensation is based, in part, on restaurant profit, employee turnover and mystery shopper reports. Management believes this focus on unit level operations creates a "single store mentality" and provides an incentive for managers to focus on increasing same store sales and restaurant profitability.

GROWTH STRATEGY

         The Company's growth strategy is to open new Company-owned restaurants and increase sales at existing restaurants. The Company intends to continue clustering new restaurants in existing metropolitan markets, which management believes enhances supervisory, marketing and distribution efficiencies. The Company attempts to cluster restaurants in a manner that does not result in a material decrease in sales at existing restaurants. The Company also intends to develop restaurants in selected new metropolitan markets in the Southeast and Midwest and in smaller markets in close proximity to the Company's existing metropolitan markets to enable the Company to utilize existing supervisory, marketing and distribution systems. The Company expects to open 17 to 19 new Company-owned restaurants in 1999.

         During 1998, the Company opened 16 new restaurants in the following markets:

             Dothan, Alabama                           Atlanta, Georgia
             Canton, Georgia                           Cumming, Georgia
             Macon, Georgia                            Snellville, Georgia

             Lafayette, Indiana                        Frankfort, Kentucky
             Jackson, Mississippi                      Southhaven, Mississippi
             Fayetteville, North Carolina              Dayton, Ohio
             Columbia, South Carolina                  Rock Hill, South Carolina
             Gallatin, Tennessee                       Bristol, Virginia

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

         The Company remodels its restaurants on average every three to five years to reflect refinements in the Company's prototype restaurant and changes in customer tastes. The Company remodeled 16 restaurants in 1998 and plans to remodel an additional 12 restaurants in 1999. The average cost to remodel the Company's restaurants in 1998 approximated $190,000 per restaurant.

RESTAURANT OPERATIONS

         Restaurant Management. The Company believes that each O'Charley's restaurant requires an effective management team in order to ensure high quality food and attentive service. Each restaurant typically has six managers (a general manager, three assistant managers, a kitchen manager and an assistant kitchen manager) and approximately 80 full-time and part-time employees. The Company employs area supervisors who have day-to-day responsibility for the operating performance of three to five restaurants. The Company's five regional directors currently supervise 15 to 27 restaurants in their region and are directly involved in the development of new restaurants. The Company's Director of Operations oversees all restaurant operations of the Company.

         The Company has a "3-Point Compensation Plan" that gives general managers an opportunity to participate in the growth of their restaurant and the Company. Pursuant to the 3-Point Compensation Plan, general managers receive a competitive minimum base salary, a quarterly bonus based upon a certain percentage of the profit of the restaurant for which the manager has responsibility and long-term performance-based stock options that provide an incentive for general managers to increase store level profitability and shareholder value. The quarterly bonuses are based on the attainment of certain performance targets that the managers establish each year for their own restaurants.

         As an incentive for restaurant managers to improve sales and operating efficiency, the Company also has a monthly incentive compensation plan. Pursuant to this plan, each member of the restaurant management team may earn a bonus, payable during each four-week accounting period, based on a percentage of the sales of the restaurant for which the manager has responsibility. The period bonus is earned when budgeted financial results are achieved, subject to adjustment based upon same store sales increases and certain operating performance factors. In addition, in 1998 the Company instituted a store management stock option program pursuant to which each member of the restaurant management team is eligible to receive annual grants of options upon the attainment of certain performance-based goals.

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

         Recruiting and Training. The Company emphasizes the careful selection and training of all restaurant employees. The restaurant management recruiting and training program begins with an evaluation and screening program. In addition to multiple interviews, and background and experience verification, the Company conducts a testing procedure designed to identify those applicants who are best suited to manage the Company's restaurant operations. Management trainees are required to complete a 12-week training program, a portion of which is conducted at the Company's training center in Nashville, Tennessee. The training facility has a theater-style auditorium, facilities for operational and information services training and an area for team-building exercises. The program familiarizes new managers with all the responsibilities required at an individual restaurant and with the Company's operations, management objectives, controls and evaluation criteria before they assume restaurant management responsibility. Each new hourly coworker is trained by a qualified in-store trainer called an "ETE" (Educator Through Excellence). Each store has approximately 11 ETE's who are qualified and tested in their area of responsibility. Restaurant level management is responsible for the hiring and training of employees, but they involve the Company's hourly coworkers in the process.

SUPPORT OPERATIONS

         Commissary Operations. The Company operates its own commissary in Nashville, Tennessee through which it purchases and distributes most of its food products and restaurant supplies. At the commissary, the Company operates a USDA-approved meat processing facility at which it ages and cuts its beef and prepares salad dressings and fresh breads. The commissary primarily services the Company's restaurants; however, it also sells food products and supplies to certain other customers, including retail grocery chains, mass merchandisers and wholesale clubs. Food products and other restaurant supplies are distributed to the Company's restaurants twice each week by Company-operated trucks. Seafood, poultry and most produce, which require more frequent deliveries, are typically purchased locally by restaurant management to ensure freshness. The commissary contains approximately 45,000 square feet of dry storage, 36,500 square feet of refrigerated storage and 16,500 square feet of production facilities.

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

         Advertising and Marketing. The Company has an ongoing defined advertising and marketing plan for the development of television, radio and newspaper advertising and also uses point of sale and local store marketing. The Company's advertising focuses on building brand loyalty and emphasizing the distinctiveness of the O'Charley's atmosphere and menu offerings. The Company conducts annual studies of changes in customer tastes and preferences and is constantly evaluating the quality of its menu offerings. The Company expended 2.7% of its 1998 restaurant sales on advertising. In addition to advertising, the Company encourages unit level personnel to become active in their communities through local charities and other organizations and sponsorships.

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

RESTAURANT LOCATIONS

         At December 27, 1998, the Company operated 99 O'Charley's restaurants. The following table sets forth the locations (including the number of restaurants at each location) of the Company's restaurants.

ALABAMA                     KENTUCKY                       SOUTH CAROLINA
   Birmingham (4)              Bowling Green                  Anderson
   Decatur                     Elizabethtown                  Columbia
   Dothan                      Florence                       Greenville
   Huntsville                  Frankfort                      Rock Hill
   Mobile                      Lexington (2)                  Spartanburg
   Montgomery                  Louisville (5)              TENNESSEE
   Oxford                      Owensboro                      Chattanooga (2)
   Tuscaloosa                  Paducah                        Clarksville (2)
FLORIDA                        Richmond                       Cleveland
   Pensacola                MISSISSIPPI                       Cookeville
GEORGIA                        Biloxi                         Franklin
   Atlanta (5)                 Hattiesburg                    Gallatin
   Canton                      Jackson                        Gatlinburg
   Conyers                     Meridian                       Jackson
   Cumming                     Southhaven                     Johnson City
   Dalton                   NORTH CAROLINA                    Knoxville (5)
   Gainesville                 Asheville                      Lebanon
   Macon                       Fayetteville                   Memphis (3)
   Snellville                  Raleigh (3)                    Murfreesboro
   Warner Robbins              Winston-Salem                  Nashville (6)
INDIANA                     OHIO                              Pigeon Forge
   Clarksville                 Cincinnati (5)              VIRGINIA
   Evansville                  Dayton (2)                     Bristol
   Indianapolis (5)
   Lafayette


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

         Approximately 11.3% of the Company's restaurant sales in 1998 was attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities, and similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect or, in an extreme case, terminate its operations. However, each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. The Company is subject in most states in which it operates restaurants to "dram-shop" statutes or judicial interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

         The Federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company currently designs its restaurants to be accessible to the disabled and believes that it is in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. The Company intends to comply with future regulations relating to accommodating the needs of the disabled, and the Company does not currently anticipate that such compliance will require the Company to expend substantial funds.

         The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. The Company's restaurant operations are also subject to federal and state minimum wage laws and other laws governing such matters as working conditions, citizenship requirements, overtime and tip credits. In the event a proposal is adopted that materially increases the applicable minimum wage, such an increase would result in an increase in the Company's payroll and benefits expense.

EMPLOYEES

         At December 27, 1998, the Company employed approximately 8,000 persons, 125 of whom were home office management and staff personnel, 140 of whom were commissary personnel and the remainder of whom were restaurant personnel. A substantial number of the Company's restaurant personnel are employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS/RISK FACTORS

         This report contains certain forward-looking statements within the meaning of the federal securities laws that are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management such as statements concerning the Company's future profitability and its operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth below. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

         Geographic Concentration. The Company's existing restaurants are located predominantly in the Southeastern and Midwestern United States, with 28 of the 99 O'Charley's restaurants located in Tennessee. The Company's plans include further expansion in the Southeast and Midwest. As a result, the Company's business, financial or operating results may be materially adversely affected by economic, weather or business conditions in the Southeast and Midwest, as well as other geographic regions in which the Company locates restaurants.

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

Name                  Age    Position
----                  ---    --------

Gregory L. Burns      44     President, Chief Executive Officer, and Chairman
                             of the Board of Directors

Steven J. Hislop      39     Executive Vice President and Chief Operating
                             Officer

A. Chad Fitzhugh      38     Chief Financial Officer, Secretary, and Treasurer

William E. Hall, Jr.  44     Vice President, Operations

Herman A. Moore, Jr.  47     Vice President, Commissary Operations

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

         Steven J. Hislop has served as Executive Vice President and Chief Operating Officer of the Company since March 1997 and as a director of the Company since March 1998. Mr. Hislop served as Senior Vice President - Operations from January 1993 to March 1997, and as Vice President - Operations from April 1990 to January 1993.

         A. Chad Fitzhugh has served as Chief Financial Officer since September 1996, as Secretary of the Company since May 1993, and as Treasurer since April 1990. Mr. Fitzhugh served as Controller from 1987 until his appointment as Chief Financial Officer. Mr. Fitzhugh is a certified public accountant.

         William E. Hall, Jr. has served as Vice President, Operations since March 1997. Mr. Hall served as Director of Operations from December 1996 to March 1997, as a Regional Director of the Company from July 1992 to December 1996, and as an Area Supervisor of the Company from May 1991 to July 1992.

         Herman A. Moore, Jr. has served as Vice President, Commissary Operations since January 1996. Mr. Moore served as Director of Commissary Operations from 1988 to January 1996.

ITEM 2.  PROPERTIES

         Of the 99 O'Charley's restaurants in operation at December 27, 1998, 58 are owned by the Company and the remainder are leased. Seven of the leased locations are owned by partnerships whose partners are affiliated with the Company. Restaurant lease expirations range from 1999 to 2019, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of the Company's leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the cost of insurance and taxes. The Company's executive offices and its commissary are located in Nashville, Tennessee in approximately 138,000 square feet of office and warehouse space under a lease that expires in March 2017. The Company has an option to extend the lease for two additional five-year terms. The Company has an option to purchase the property at various times during the lease term.

ITEM 3.  LEGAL PROCEEDINGS

         In February 1999, the Company and a former employee of the Company settled a previously disclosed lawsuit in the United States District Court for the Middle District of Tennessee. The lawsuit involved claims by the Company against the former employee alleging wrongful conversion of Company funds and fraudulent misrepresentation, and claims by the employee against the Company alleging malicious prosecution, intentional infliction of emotional distress, breach of contract, and race discrimination. The Company paid the employee $22,000 in settlement of all claims.

         The Company is also involved in litigation and proceedings in the ordinary course of its business. The Company does not believe the outcome of any such litigation will have a material adverse effect upon the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter ended December 27, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market's National Market under the symbol "CHUX." As of March 23, 1999, there were approximately 640 shareholders of record. The following table shows quarterly high and low closing prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market.

Fiscal 1997                                                    High                  Low
                                                            ----------            ---------
First Quarter...............................................  $ 9.33               $ 8.00
Second Quarter..............................................   11.92                 8.42
Third Quarter...............................................   11.83                 9.83
Fourth Quarter..............................................   12.75                10.33



Fiscal 1998                                                    High                  Low
                                                            ----------            ---------
First Quarter...............................................  $14.75               $10.00
Second Quarter..............................................   15.00                12.92
Third Quarter...............................................   15.00                 9.25
Fourth Quarter..............................................   13.88                 7.31

         The Company has never paid a dividend on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and does not expect to pay any cash dividends in the foreseeable future. The Company's revolving credit facility prohibits the payment of cash dividends on the Common Stock without the consent of the participating banks.

         No securities of the Company were sold during the fiscal year ended December 27, 1998 without registration under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS,                           DECEMBER 27,   DECEMBER 28,   DECEMBER 29,  DECEMBER 31,    DECEMBER 25,
EXCEPT PER SHARE DATA)                       1998           1997           1996          1995           1994
                                          ---------      ---------      ---------      ---------      ---------
FOR THE YEAR ENDED
RESULTS OF OPERATIONS
   Revenues                               $ 246,046      $ 200,403      $ 164,530      $ 147,557      $ 122,697
   Restaurant Operating Margin               51,284         39,976         29,320         25,016         19,904
   Advertising, General and                                                                               7,717
         Administrative Expenses             15,533         12,932          9,370          8,187
   Depreciation and Amortization             13,452         10,331          8,141          6,164          4,711
   Asset Revaluation                             --             --          5,110             --             --
   Income From Operations                    22,461         16,920          6,838         11,138          8,051
   Litigation                                    --             --          6,200          1,000             --
   Earnings (Loss) Before Income
         Taxes                               19,846         13,686         (1,944)        16,662          7,465
   Income Tax Expense (Benefit)(1)            6,946          4,886           (797)         6,071          2,492
   Net Earnings (Loss)(1)                    12,900          8,800         (1,147)        10,591          4,973
                                          ---------      ---------      ---------      ---------      ---------

EARNINGS PER SHARE DATA (DILUTED) (2)
   Net Earnings (Loss)(1)                 $    0.79      $    0.66      $   (0.10)     $    0.85      $    0.41
   Weighted Average Common Shares
            Outstanding                      16,392         13,361         11,714         12,462         12,206
                                          ---------      ---------      ---------      ---------      ---------

AT YEAR END
FINANCIAL POSITION
   Cash                                   $   3,068      $   1,965      $   1,616      $   2,576      $   1,727
   Working Capital (Deficit)                (11,571)       (11,309)       (10,864)        (7,344)        (3,050)
   Property and Equipment, net              174,196        136,051        103,281         81,512         64,609
   Total Assets                             193,782        150,515        117,159         93,351         76,082
   Long-Term Debt, net                       35,566         13,679         29,822         11,990         15,140
   Capitalized Lease Obligations, net        16,343         14,039         11,797          9,272          5,744
   Shareholders' Equity                     108,774         95,383         50,926         51,787         40,804
                                          ---------      ---------      ---------      ---------      ---------


(1) The income tax expense, net earnings and per share data for fiscal years 1995 and 1994 represent pro forma amounts.
(2) Share and per share data have been restated to reflect the three-for-two stock split in 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

GENERAL

At December 27, 1998, we owned and operated 99 O'Charley's restaurants in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. O'Charley's are full service, casual dining restaurants that appeal to traditional casual dining customers as well as value-oriented customers by offering high quality food at moderate pricing with outstanding service. Our restaurants are open seven days a week, and most offer alcoholic beverages as well as food. We expect to increase revenues by opening new units and by increasing same store sales. Our growth strategy is to continue fully penetrating existing and new targeted major metropolitan areas while opening new units in smaller secondary markets in close proximity to our major markets. We operate a commissary for the primary purpose of providing our restaurants with consistent quality food products that meet our specifications while obtaining the best possible prices for those items. The majority of the food products served in our restaurants are distributed to the stores by the commissary. In addition to purchasing food and supply products, the commissary manufactures certain proprietary products and ages and cuts red meat into steaks in its USDA-approved meat facility. All sales from the commissary to the restaurants are eliminated in the consolidated financial statements.

The following table reflects changes in the number of company-owned restaurants for the periods presented:

          Restaurants                                   1998   1997    1996
          -----------------------------------------------------------------
          In operation, beginning of period              82     69      55
          Restaurants opened                             16     13      12
          Restaurants acquired from franchisees           1     --       6
          Restaurants closed                             --     --      (4)
                                                         --     --      --
          In operation, end of period                    99     82      69
                                                         ==     ==      ==

Revenues consist of restaurant sales and to a lesser extent commissary sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Commissary sales represent sales to outside parties consisting primarily of sales of O'Charley's label food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Consistent with industry trends, liquor sales as a percentage of restaurant sales has declined in each of the last three fiscal years.

Cost of food, beverage and supplies primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. Various factors beyond our control, including adverse weather, cause periodic fluctuations in food costs. Generally, temporary increases are absorbed and are not passed on to customers; however, we typically adjust menu prices to compensate for increased costs of a more permanent nature.

Payroll and benefits include payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries and bonuses, hourly wages for store level employees, payroll taxes, workers' compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have an incentive bonus plan that compensates store management for achieving and exceeding certain store level financial targets and performance goals.

Restaurant operating costs include occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization. Rent, supervisory salaries, bonuses and expenses, management training salaries, property insurance, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category.

Restaurant operating margin is defined as restaurant sales less cost of restaurant sales. Cost of restaurant sales, for purposes of this discussion, consists of cost of food, beverage and supplies, payroll and benefits and restaurant operating costs.

Advertising, general and administrative expenses include all advertising and home office administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Advertising, executive management and support staff salaries, bonuses and related expenses, data processing, legal and accounting expenses and office expenses account for the major expenses in this category.

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

Beginning in the first quarter of 1999, preopening costs will be expensed as incurred in accordance with SOP 98-5 (see New Accounting Pronouncement) rather than amortized over one year. This new accounting method affects when preopening costs are expensed and may impact earnings relative to the current method from quarter to quarter and year to year depending on when these costs are incurred. We will continue to capture preopening costs, which will be recorded in a new line item category on the statement of operations. The depreciation and amortization category, beginning in 1999, will no longer include the amortization of preopening costs.

The following section should be read in conjunction with "Selected Financial Data" and our financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for fiscal years 1998, 1997 and 1996 as a percentage of total revenues unless otherwise indicated. Fiscal years 1998, 1997 and 1996 are each comprised of 52 weeks.

                                                              1998                1997                1996
----------------------------------------------------------------------------------------------------------
REVENUES:
  Restaurant sales                                            98.9%               98.6%               98.6%
  Commissary sales                                             1.1                 1.4                 1.4
                                                             -----               -----               -----

                                                             100.0               100.0               100.0
COSTS AND EXPENSES:
  Cost of restaurant sales: (1)
    Cost of food, beverage and supplies                       34.7                34.7                35.9
    Payroll and benefits                                      30.2                30.6                30.9
    Restaurant operating costs                                14.0                14.5                15.1
                                                             -----               -----               -----
                                                              78.9                79.8                81.9
                                                             -----               -----               -----
    Restaurant operating margin (2)                           21.1                20.2                18.1

  Cost of commissary sales (3)                                94.3                93.7                95.2
  Advertising, general and administrative expenses             6.3                 6.5                 5.7
  Depreciation and amortization                                5.5                 5.2                 4.9
    Asset revaluation                                           --                  --                 3.1
                                                             -----               -----               -----

INCOME FROM OPERATIONS                                         9.1                 8.4                 4.2

OTHER (INCOME) EXPENSE:
  Interest expense, net                                        1.1                 1.7                 1.6
  Litigation                                                    --                  --                 3.8
  Other, net                                                  (0.1)               (0.1)                 --
                                                             -----               -----               -----

EARNINGS (LOSS) BEFORE INCOME TAXES                            8.1                 6.8                (1.2)

INCOME TAX EXPENSE (BENEFIT)                                   2.8                 2.4                (0.5)
                                                             -----               -----               -----
NET EARNINGS (LOSS)                                            5.2%                4.4%               (0.7%)
                                                             =====               =====               =====

(1)  As a percentage of restaurant sales.
(2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.
(3)  As a percentage of commissary sales.

FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997

Total revenues in 1998 increased $45.6 million, or 22.8%, to $246.0 million from $200.4 million in 1997 primarily as a result of an increase in restaurant sales of $45.9 million, or 23.2%. The increase in restaurant sales was attributable to the addition of 16 new restaurants, an increase in same store sales of 5.2% and the acquisition of our remaining franchisee's operations. The increase in same store sales was the result of an increase in customer traffic of approximately 3.2% and an increase in the average check of approximately 2.0%, which was primarily the result of a menu price increase taken in March 1998. We believe the increase in customer traffic is partly the result of an increase, since the fourth quarter of 1996, in the total marketing dollars expended as a percentage of sales. Additionally, we believe our growth strategy of opening several stores in existing major markets and back filling in secondary markets has contributed to an increase in consumer awareness in our markets.

Cost of food, beverage and supplies in 1998 increased $15.8 million, or 23.0%, to $84.4 million from $68.6 million in 1997. As a percentage of restaurant sales, cost of food, beverage and supplies remained at 34.7%. Although the overall food cost percentage remained the same, there were some items that positively and negatively affected food cost. Our menu price increase in March 1998 and improved operating efficiencies lowered food cost as a percentage of sales. These improvements were offset by cost increases in poultry, primarily chicken tenders, red meat, cheese and dairy products and potatoes. Except for those food items mentioned above, the impact of inflation on food cost was minimal. Currently, we expect nominal increases in the cost of food items in 1999; however, there can be no assurance that events outside our control will not result in increased food costs.

Payroll and benefits increased $13.1 million, or 21.7%, to $73.6 million in 1998 from $60.4 million in 1997. Payroll and benefits as a percentage of restaurant sales decreased to 30.2% in 1998 from 30.6% in 1997. Consistent with the previous year, we continued to achieve a lower payroll cost as a percentage of restaurant sales due to the economies achieved from higher average unit sales volumes, reduced management and hourly turnover and from certain reduced employee benefit cost reductions. Store level bonus increases and higher average wage rates partially offset the decreases in payroll and benefit costs. Our markets generally have low unemployment rates and we compete with other restaurants for employees. We anticipate continued wage rate increases in 1999.

Restaurant operating costs in 1998 increased $5.6 million, or 19.7%, to $34.2 million from $28.6 million in 1997. As a percentage of restaurant sales, restaurant operating costs decreased to 14.0% in 1998 from 14.5%. This decrease is primarily attributable to economies generated from higher average unit volumes and lower rent expense as we have generally purchased our restaurant sites in recent years. Decreases in the restaurant operating cost percentage were partially offset by higher bonuses earned by supervisor and regional level management and by increases in training expenses for store management. Each of the supervisors and regional managers participate in an incentive-based compensation plan tied directly to their financial results and performance goals. We increased management training in 1998 to prepare for the additional units expected to open in 1999 including stores in two new geographical markets, Charlotte, North Carolina, and Columbus, Ohio. Typically, we incur higher initial supervision and other operating costs when entering new markets. We did not enter any new major market in 1998.

Restaurant operating margin increased 28.3% to $51.3 million in 1998 from $40.0 million in 1997. As a percentage of restaurant sales, restaurant operating margin improved to 21.1% in 1998 from 20.2% in 1997. This improvement is due to the increase in overall average sales and decreases in payroll and benefit cost and other restaurant operating costs as a percentage of sales.

Advertising, general and administrative expenses increased $2.6 million, or 20.1%, to $15.5 million in 1998 from $12.9 million in 1997. As a percentage of total revenue, advertising, general and administrative expenses decreased to 6.3% from 6.5%. Advertising expenditures increased 20.2% to $6.6 million in 1998 from $5.5 million in 1997 and, as a percentage of restaurant sales, decreased to 2.7% in 1998 from 2.8% in 1997. General and administrative expenses increased 20.0% to $9.0 million in 1998 from $7.5 million in 1997.

Depreciation and amortization in 1998 increased $3.1 million, or 30.2%, to $13.5 million from $10.3 million in 1997. As a percentage of total revenue, depreciation and amortization increased to 5.5% in 1998 from 5.2% in 1997. Amortization of preopening expenses remained at 1.2% of total revenue in 1998 while depreciation expense increased to 4.3% of total revenue in 1998 from 4.0% in 1997. The increase in depreciation expense is primarily attributable to additional capital expenditures for the remodeling of certain existing stores. See "New Accounting Pronouncement" for changes in the reporting of preopening costs, beginning in the first quarter of 1999.

Income from operations increased $5.5 million, or 32.7%, to $22.5 million in 1998 from $16.9 million in 1997. After adjusting for the interest expense reduction in 1998, earnings before income taxes increased $6.2 million, or 45.0%, to $19.8 million from $13.7 million in 1997.

Interest expense, net decreased $658,000 in 1998 to $2.8 million from $3.5 million in 1997. We reduced our long-term debt by approximately $34.7 million in the fourth quarter of 1997 from the net proceeds received from the sale of common stock that reduced interest expense in 1998.

Income tax expense increased $2.1 million, or 42.2%, to $6.9 million in 1998 from $4.9 million in 1997. As a percentage of earnings before income taxes, income tax expense was 35.0% in 1998 versus 35.7% in 1997. This reduction is primarily attributable to an overall lower state income tax expense in 1998.

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

Total revenues in 1997 increased $35.9 million, or 21.8%, to $200.4 million from $164.5 million in 1996 primarily as a result of an increase in restaurant sales of $35.3 million, or 21.8%, and an increase in commissary sales of $555,000, or 24.5%. The increase in restaurant sales was primarily attributable to the addition of 13 restaurants in 1997 and an increase in same store sales of 4.7%. The increase in same store sales resulted from an increase in customer traffic and menu price increases. We attribute the increase in customer traffic to the introduction of a redesigned menu, a new advertising campaign, increased promotional items, improved restaurant operations and milder weather in our markets during the first quarter of 1997 compared with 1996. We initiated a new advertising campaign beginning in the fourth quarter of 1996 that continued through 1997. This new advertising effort focused on our defining differences and in some cases highlighted certain promotional items. Menu price increases were instituted during the first and third quarters of 1997 which realized approximately 1%. Liquor sales as a percentage of restaurant sales decreased to 11.9% in 1997 reflecting industry trends.

Cost of food, beverage and supplies in 1997 increased $10.4 million, or 17.9%, to $68.6 million from $58.2 million in the prior year. Cost of food, beverage and supplies as a percentage of restaurant sales decreased to 34.7% in 1997 from 35.9% in 1996. This decrease was primarily attributable to cost reductions in certain high volume food commodities, increased operating efficiencies at our commissary and overall lower produce costs due primarily to lower potato costs. Our redesigned menu and seasonal promotions also contributed to lower food cost by offering a mix of menu items competitively priced that produced a lower food cost percentage while enhancing our quality standards. Overall, the impact of inflation on food cost was minimal.

Payroll and benefits increased $10.2 million, or 20.3%, to $60.4 million in 1997 from $50.2 million in the prior year. Payroll and benefits as a percentage of restaurant sales decreased to 30.6% in 1997 from 30.9% in 1996. We achieved a lower percentage of payroll and benefit costs due primarily to the economies achieved from higher average unit sales volumes, reduced management and hourly turnover and from certain employee benefit cost reductions. These decreases were partially offset by increases in restaurant management bonus expense and wage rates. Bonus expense increased due to a larger percentage of stores meeting and exceeding their financial targets and performance goals in 1997 compared with 1996. As a result of increased competition and the low unemployment rates in the markets in which O'Charley's restaurants are located, we continued to increase wages and benefits in order to attract and retain management and hourly coworkers.

Restaurant operating costs in 1997 increased $4.1 million, or 16.6%, to $28.6 million from $24.5 million in the prior year. Restaurant operating costs as a percentage of restaurant sales decreased to 14.5% in 1997 from 15.1% in 1996. This decrease was primarily attributable to the allocation of certain supervisory and overhead costs over a greater number of restaurants and economies achieved from higher average unit sales. Since January 1996, we have generally opened new stores in existing geographical markets, which has contributed to a slower growth rate in certain expenses, particularly supervisory costs. Additionally, rent expense, as a percentage of restaurant sales, was lower as we continued to purchase most of our restaurant sites. These decreases in the restaurant operating percentage were partially offset by an increase in the amount of bonus expense earned by supervisory management. Bonus expense increased due to the improved financial and performance results in 1997.

Restaurant operating margin increased 36.3% to $40.0 million in 1997 from $29.3 million in 1996. As a percentage of restaurant sales, the restaurant operating margin increased to 20.2% in 1997 from 18.1% in 1996. This improvement was primarily attributable to the leverage achieved from overall higher average unit volumes and lower food cost.

Advertising, general and administrative expenses increased $3.5 million, or 38.0%, to $12.9 million in 1997 from $9.4 million in the prior year. Advertising, general and administrative expenses as a percentage of total revenues increased to 6.5% in 1997 from 5.7% in 1996. This increase was primarily the result of an increase in advertising expenditures and bonus expense for home office management. We introduced a television and radio advertising campaign in the fourth quarter of 1996 in conjunction with the introduction of a redesigned menu. These advertising expenses increased to 2.8% of restaurant sales in 1997 compared with approximately 2.4% in 1996. Bonus expense increased primarily as a result of an increase in the bonus compensation of senior management and executive officers that is based in part on a formula that rewards increased profits.

Depreciation and amortization in 1997 increased $2.2 million, or 26.9%, to $10.3 million from $8.1 million in the prior year. Depreciation and amortization as a percentage of total revenues increased to 5.2% in 1997 from 4.9% in 1996. The increase is primarily due to our additional capital expenditures for the remodeling of certain existing stores and the relocation of two stores.

A $5.1 million charge relating to the revaluation of certain assets was recorded in 1996 pursuant to the provisions of FAS 121. During 1996, we identified certain restaurant units for possible impairment. Once identified, we estimated the undiscounted future cash flows for each unit and determined that for each unit the asset's net book value exceeded its related undiscounted cash flows; and as a result, we recognized asset write-downs. See Note 16 of Notes to our financial statements.

Income from operations increased $10.1 million, or 147.4%, to $16.9 million in 1997 from $6.8 million in 1996. This increase was primarily the result of the $5.1 million charge in 1996 for assets impaired under FAS 121. Excluding the $5.1 million charge in 1996, income from operations in 1996 would have been $11.9 million and the increase in 1997 would have been $5.0 million, or 41.6%, over 1996. Income from operations as a percentage of total revenues, excluding the FAS 121 charge in 1996, would have increased from 7.3% in 1996 to 8.4% in 1997. This increase was primarily a result of an improved restaurant operating margin, which was partially offset by increased general and administrative and depreciation and amortization expenses.

Interest expense, net increased $871,000, or 33.7%, to $3.5 million in 1997 from $2.6 million in 1996. This increase in interest expense was primarily the result of increased average borrowings under the revolving line of credit and capitalized lease obligations to fund our growth. We reduced our long-term debt by approximately $34.7 million in the fourth quarter of 1997 from net proceeds received from the sale of common stock.

Litigation expense of $6.2 million in 1996 represented expenses relating to the settlement of a two-year old class action discrimination lawsuit against the Company.

Income tax expense was $4.9 million in 1997 compared with income tax benefit of $797,000 in the prior year. Income tax expense (benefit) as a percentage of earnings (loss) before income taxes for 1997 was 35.7% compared with (41.0%) in 1996. The income tax benefit in 1996 was higher than the expected rate because of the amount of the Federal Insurance Contribution Act tip credits in relation to a lower taxable income.

Earnings (loss) before income taxes was $13.7 million in 1997 versus a $1.9 million loss in 1997. Excluding the asset revaluation and litigation charges in 1996, earnings before income taxes in 1996 would have been $9.4 million, which represents an increase of $4.3 million, or 46.1% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been generated from cash provided by operations, borrowings under our bank credit facilities and additions to capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants. Property and equipment additions of $50.4 million in 1998, including $7.9 million financed by capitalized lease obligations, were incurred primarily for the development of 16 new restaurants and improvements to existing restaurants. Additionally, we repaid $4.9 million, net, in principal on our long-term debt and capitalized lease obligations and incurred other investment expenditures of $1.2 million. These cash outlays were funded primarily by $25.0 million in cash provided by operations, net borrowings of $22.0 million under our revolving credit agreement (the "Revolver"), borrowings of approximately $7.9 million under capitalized lease obligations, approximately $2.2 million in proceeds from the sale and involuntary conversion of certain assets and approximately $0.6 million from the exercise of employee stock options. The above sources and uses of cash increased cash by $1.1 million in 1998.

We believe we will need additional capital of approximately $53.0 million to $58.0 million in 1999 to fund capital expenditures for the planned 17 to 19 new restaurants and for improvements to existing units. As of December 27, 1998, we had nine restaurants under construction, six to seven of which are expected to open during the first quarter of 1999. In addition, we have plans for several new capital projects in 1999, including an expected $3.5 million for a new freezer and the possible purchase of the existing commissary and home office land and building facilities which are currently under an operating lease. The purchase of the commissary and home office facilities is currently being considered. If purchased, we estimate the cost to be approximately $5.0 to $6.0 million; however, we do have the option to continue leasing these facilities. Financing to fund these projects is currently being evaluated and may include borrowings under the Revolver and/or off balance sheet financing. Actual capital expenditures in 1999 may vary from the above estimate based on a number of factors, including the timing of additional purchases of future restaurant sites. We intend to continue financing the furniture, fixtures and equipment for our new stores with capitalized lease obligations.

The Revolver provides for a maximum borrowing capacity of $100 million. As of December 27, 1998, $35.0 million was outstanding under the Revolver and bore interest at an average rate of 6.0%. The maturity date on $70 million of the Revolver is November 30, 2001, while the remaining $30 million matures on December 7, 1999. The maturities may be extended annually by one year, at the participating banks' option, beginning on each of the anniversaries of the Revolver. The Revolver imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers and the payment of dividends.

Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions. At December 27, 1998, the working capital deficiency and the current ratio were $11.6 million and 0.6 to 1, respectively.

On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 5.0% of our outstanding common stock. As of December 27, 1998, approximately 14,000 shares had been repurchased. While we do not anticipate repurchasing any additional shares at this time, we continually evaluate the best uses of our capital and may repurchase additional shares in the future.

During 1999, we believe that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance our operations and expected capital outlays.

NEW ACCOUNTING PRONOUNCEMENT

In December 1997, the AICPA Accounting Standards Executive Committee (AcSEC) approved for issuance the Statement of Position (SOP 98-5), Reporting on the Costs of Start-Up Activities. This SOP is effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity be expensed as incurred. Currently, we capitalize our preopening costs and amortize these costs over a 12-month period. At December 27, 1998, we had $2.1 million in unamortized preopening costs. We will recognize in the first quarter of 1999, as a cumulative effect of a change in accounting principle, a charge equal to the after-tax effect of these unamortized preopening costs. Thereafter, preopening costs will be expensed as incurred. The adoption of the SOP will not impact cash flows from operations.

YEAR 2000

A business issue exists with regard to existing software applications and the ability of these applications to process date values. Specifically, many computer applications are written in two digits rather than four to define the applicable year. Beginning in the year 2000, these applications will need to be capable of recognizing four-digit dates in order to properly distinguish the year 2000 from prior periods.

We are considering the impact of the year 2000 issues on our business and operations, and we have a remediation plan. We have completed testing of our information technology ("IT") systems, and we are compliant. We are currently testing our non-IT systems and anticipate completing such testing by June 30, 1999. We are currently making inquiries to our suppliers and other third-party entities with which we have business relations as to their own year 2000 issues. We expect to complete such inquiries by June 30, 1999. We are in the process of developing contingency plans to be implemented in the event any IT system, non-IT system, third party or supplier is not year 2000 compliant by January 1, 2000. We expense all costs associated with system changes as the costs are incurred. A significant portion of our year 2000-related costs are already included in our software support agreements; therefore, we do not believe the year 2000 issues will have a significant impact on our operations or liquidity. However, the malfunction or complete failure of our systems would likely have a material adverse effect on the results of operations and financial condition of the Company. Should the remaining review of our year 2000 risks reveal potentially non-compliant systems or material third-party risks, contingency plans will be developed to address the deficiencies revealed at that time. Our statements regarding year 2000 issues are dependent on many factors, some of which are beyond our control. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our operations, liquidity or financial condition.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly coworkers. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. We may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants.

NOTE REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability and our operating growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, increases in food, labor and employee benefit costs, the availability of experienced management and hourly coworkers, our ability to locate and open new restaurants and to operate such restaurants profitably, our ability to compete successfully in new markets we intend to enter and the intense competition in the restaurant industry. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate; and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Notes 5 and 6 to the Financial Statements appearing elsewhere in this Form 10-K.) The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change.

Item 8.  Financial Statements and Supplementary Data

Balance Sheets

                                                                            December 27,          December 28,
(Dollars in Thousands)                                                          1998                  1997
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash                                                                        $   3,068             $  1,965
  Accounts receivable, less allowance for doubtful
    accounts of $87 in 1998 and $72 in 1997                                       2,371                2,204
  Inventories                                                                     7,029                4,600
  Preopening costs                                                                2,074                1,340
  Deferred income taxes                                                             143                  807
  Other current assets                                                            2,553                2,231
                                                                              ---------             --------
      Total current assets                                                       17,238               13,147

PROPERTY AND EQUIPMENT, net                                                     174,196              136,051

OTHER ASSETS                                                                      2,348                1,317
                                                                              ---------             --------
                                                                              $ 193,782             $150,515
                                                                              =========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                            $   6,941             $  5,529
  Accrued payroll and related expenses                                            5,104                4,603
  Accrued expenses                                                                7,351                6,463
  Federal, state and local taxes                                                  3,984                3,240
  Current portion of long-term debt and capitalized leases                        5,429                4,621
                                                                              ---------             --------
      Total current liabilities                                                  28,809               24,456

DEFERRED INCOME TAXES                                                             4,290                2,958

LONG-TERM DEBT, net of current portion                                           35,566               13,679

CAPITALIZED LEASE OBLIGATIONS, net of current portion                            16,343               14,039

SHAREHOLDERS' EQUITY:
  Common stock--No par value; authorized, 50,000,000 shares; issued and
    outstanding, 15,394,128 in 1998 and 15,264,921 in 1997                       65,986               65,249
  Additional paid-in capital                                                        509                  652
  Accumulated other comprehensive loss, net of tax                                 (103)                  --
  Retained earnings                                                              42,382               29,482
                                                                              ---------             --------
      Total shareholders' equity                                                108,774               95,383
                                                                              ---------             --------
                                                                              $ 193,782             $150,515
                                                                              =========             ========

See notes to financial statements.

STATEMENT OF OPERATIONS

                                                                                      Year Ended
                                                                 -----------------------------------------------------
                                                                 December 27,         December 28,        December 29,
(In Thousands, Except Per Share Data)                                1998                 1997                1996
----------------------------------------------------------------------------------------------------------------------
REVENUES:
  Restaurant sales                                                $ 243,405            $ 197,554            $ 162,235
  Commissary sales                                                    2,630                2,819                2,264
  Franchise revenue                                                      11                   30                   31
                                                                  ---------            ---------            ---------
                                                                    246,046              200,403              164,530

COSTS AND EXPENSES:
  Cost of restaurant sales:
    Cost of food, beverage and supplies                              84,370               68,584               58,184
    Payroll and benefits                                             73,561               60,431               50,227
    Restaurant operating costs                                       34,190               28,563               24,504
  Cost of commissary sales                                            2,479                2,642                2,156
  Advertising, general and administrative expenses                   15,533               12,932                9,370
  Depreciation and amortization                                      13,452               10,331                8,141
  Asset revaluation                                                      --                   --                5,110
                                                                  ---------            ---------            ---------
                                                                    223,585              183,483              157,692
                                                                  ---------            ---------            ---------
INCOME FROM OPERATIONS                                               22,461               16,920                6,838

OTHER (INCOME) EXPENSE:
  Interest expense, net                                               2,801                3,459                2,588
  Litigation                                                             --                   --                6,200
  Other, net                                                           (186)                (225)                  (6)
                                                                  ---------            ---------            ---------
                                                                      2,615                3,234                8,782
                                                                  ---------            ---------            ---------
EARNINGS (LOSS) BEFORE INCOME TAXES                                  19,846               13,686               (1,944)

INCOME TAX EXPENSE (BENEFIT)                                          6,946                4,886                 (797)

NET EARNINGS (LOSS)                                               $  12,900            $   8,800            $  (1,147)
                                                                  =========            =========            =========

BASIC EARNINGS (LOSS) PER COMMON SHARE                            $    0.84            $    0.71            $   (0.10)
                                                                  =========            =========            =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE                          $    0.79            $    0.66            $   (0.10)
                                                                  =========            =========            =========

See notes to financial statements.

STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Accumulated
                                                      Common Stock         Additional        Other
                                                    --------------------     Paid-in    Comprehensive     Retained
(In Thousands)                                      Shares        Amount     Capital      Loss, net       Earnings          Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                          11,657       $28,991     $  967         $   --        $21,829        $ 51,787

  Comprehensive income:
    1996 net loss                                       --            --         --             --         (1,147)         (1,147)
  Cash distribution to
    Shoex, Inc. shareholders                            --            --       (315)            --             --            (315)
  Exercise of employee stock options
    including tax benefits                              98           446         --             --             --             446
  Shares issued under CHUX
    Ownership Plan                                      27           155         --             --             --             155
                                                    ------       -------      -----       --------       --------       ---------
Balance, December 29, 1996                          11,782        29,592        652             --         20,682          50,926

  Comprehensive income:
    1997 net earnings                                   --            --         --             --          8,800           8,800
  Shares of common stock sold                        3,348        34,726         --             --             --          34,726
  Litigation shares issued                              46           445         --             --             --             445
  Exercise of employee stock options
    including tax benefits                              70           336         --             --             --             336
  Shares issued under CHUX
    Ownership Plan                                      19           150         --             --             --             150
                                                    ------       -------      -----       --------       --------       ---------
Balance, December 28, 1997                          15,265        65,249        652             --         29,482          95,383

  Comprehensive income:
    1998 net earnings                                   --            --         --             --         12,900          12,900
    Change in unrealized loss on
      available for sale securities,
      net of tax                                        --            --         --           (103)            --            (103)
                                                                                                                        ---------
                                                                                                                           12,797
                                                                                                                        ---------
  Repurchase of common stock                           (14)           --       (143)            --             --            (143)
  Exercise of employee stock options
    including tax benefits                              95           447         --             --             --             447
  Stock donation                                         8            97         --             --             --              97
  Shares issued under CHUX
    Ownership Plan                                      40           193         --             --             --             193
                                                    ------       -------      -----       --------       --------       ---------
Balance, December 27, 1998                          15,394       $65,986      $ 509       $   (103)      $ 42,382       $ 108,774
                                                    ======       =======      =====       ========       ========       =========

See notes to financial statements.

STATEMENTS OF CASH FLOWS

                                                                                     Year Ended
                                                                    ------------------------------------------------
                                                                    December 27,     December 28,       December 29,
(In Thousands)                                                          1998             1997               1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                 $ 12,900          $  8,800          $ (1,147)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                     10,558             7,920             5,982
      Amortization of preopening costs                                   2,894             2,411             2,159
      Deferred income taxes                                              2,052             3,190            (2,595)
      (Gain) loss on sale of assets                                       (522)               73              (157)
      Asset revaluation                                                     --                --             5,110
  Changes in assets and liabilities:
      Accounts receivable                                                 (167)             (658)             (302)
      Due from related parties                                              --                --               108
      Inventories                                                       (2,429)              (95)             (725)
      Additions to preopening costs                                     (3,628)           (2,654)           (2,211)
      Other current assets                                                (322)             (874)             (386)
      Accounts payable                                                   1,412               507               599
      Accrued payroll and other accrued expenses                         2,230              (237)            4,297
                                                                      --------          --------          --------
        Net cash provided by operating activities                       24,978            18,383            10,732

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                  (42,550)          (34,621)          (27,744)
  Proceeds from sale and involuntary conversion of assets                2,238             1,025             1,341
  Purchase of equity securities                                           (612)               --                --
  Other, net                                                              (595)               85              (516)
                                                                      --------          --------          --------
        Net cash used by investing activities                          (41,519)          (33,511)          (26,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                          43,822            16,400            18,503
  Payments on long-term debt and capitalized lease obligations         (26,675)          (36,135)           (3,563)
  Distribution to shareholders of acquired entity                           --                --              (315)
  Net proceeds from sale of common stock                                    --            34,726                --
  Exercise of employee incentive stock options                             640               486               602
  Repurchase of common stock                                              (143)               --                --
                                                                      --------          --------          --------
        Net cash provided by financing activities                       17,644            15,477            15,227
                                                                      --------          --------          --------

Increase (decrease) in cash                                              1,103               349              (960)

Cash at beginning of the period                                          1,965             1,616             2,576
                                                                      --------          --------          --------

Cash at end of the period                                             $  3,068          $  1,965          $  1,616
                                                                      ========          ========          ========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O'Charley's Inc. (the "Company") owns and operates 99 (at December 27, 1998) full-service restaurant facilities in 11 southeastern and midwestern states under the trade name of "O'Charley's." The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the last Sunday in December. Fiscal years 1998, 1997 and 1996 were comprised of 52 weeks, which ended December 27, December 28, and December 29, respectively.

Inventories are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

Preopening Costs represent costs incurred prior to a restaurant opening. These costs are capitalized and amortized over a 12-month period commencing the date the restaurant opens.

On April 13, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activity. SOP 98-5 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. The Company will adopt SOP 98-5 effective the first quarter of 1999. As a result, the Company will recognize, as a cumulative effect of a change in accounting principle, a charge equal to the after-tax effect of the unamortized preopening costs recorded on the accompanying balance sheet at December 27, 1998, and expense such costs as incurred thereafter.

Investments. The Company owns certain equity securities, which are accounted for in accordance with Financial Accounting Standards No. 115, Accounting for Certain Debt and Equity Securities. Such investment securities are carried at fair value, with the unrealized gain (loss) excluded from earnings and reported as a separate component of shareholders' equity, net of tax.

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

Advertising Costs. The Company expenses advertising costs as incurred, except for certain advertising production costs that are expensed the first time the advertising takes place. Advertising expense for fiscal years 1998, 1997 and 1996 totaled $6,569,000, $5,464,000 and $3,956,000, respectively.

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

Franchise Revenues. Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis. Costs associated with franchise operations are expensed as incurred. As of December 27, 1998, the Company no longer has any franchisees.

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

Stock Repurchase. Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares become authorized but unissued. The Company reflects the purchase price of any such repurchased shares as a reduction of additional paid-in capital.

Fair Value of Financial Instruments. The Company has adopted Statement of Financial Accounting Standards No. 107 ("FAS 107"), Disclosures about Fair Value of Financial Instruments, which requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of FAS 107 excludes certain financial instruments such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 27, 1998. Book value approximates fair value for substantially all of the Company's assets and liabilities that fall under the scope of FAS 107.

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

Comprehensive Income. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income, presented in the Statement of Shareholders' Equity, consists of net income (loss) and, in 1998, unrealized losses on available for sale securities. There were no components of other comprehensive income for 1997 or 1996.

Operating Segments. The Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosures About Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about operating segments. The Company operates in one segment as defined by FAS 131.

Use of Estimates. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Certain Reclassifications have been made to the accompanying financial statements for the previous fiscal years to conform to the 1998 presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at year end:

(In Thousands)                                            1998          1997
-------------------------------------------------------------------------------
Land and improvements                                   $  43,864     $  32,940
Buildings and improvements                                 62,489        49,296
Furniture, fixtures and equipment                          44,691        35,330
Leasehold improvements                                     33,926        25,943
Equipment under capitalized leases                         32,747        25,805
Property leased to others                                      82           957
                                                        ---------     ---------
                                                          217,799       170,271
Less accumulated depreciation and amortization            (43,603)      (34,220)
                                                        ---------     ---------
                                                        $ 174,196     $ 136,051
                                                        =========     =========

3. OTHER ASSETS

Other assets consist of the following at year end:

(In Thousands)                                                 1998      1997
-------------------------------------------------------------------------------
Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  of $115 in 1998 and $99 in 1997                              $  207    $  223
Prepaid and other assets                                          775       535
Marketable securities                                             452        --
Notes receivable                                                  914       559
                                                               ------    ------
                                                               $2,348    $1,317
                                                               ======    ======

4. ACCRUED EXPENSES

Accrued expenses include the following at year end:

(In Thousands)                                                1998      1997
----------------------------------------------------------------------------
Deferred revenue-gift certificates                           $2,002    $1,522
Workers' compensation expenses                                1,441     1,458
Other accrued expenses                                        3,908     3,483
                                                             ------    ------
                                                             $7,351    $6,463
                                                             ======    ======

5. LONG-TERM DEBT

Long-term debt consists of the following at year end:

(In Thousands)                                               1998         1997
--------------------------------------------------------------------------------
Revolving line of credit                                   $ 35,000     $ 13,000
Secured mortgage notes payable                                  233          243
Installment notes payable                                       446          580
                                                           --------     --------
                                                             35,679       13,823
Less current maturities                                        (113)        (144)
                                                           --------     --------
                                                           $ 35,566     $ 13,679
                                                           ========     ========

On December 8, 1997, the Company entered into an amended and restated revolving credit agreement (the "Credit Agreement") which increased its unsecured line of credit facility to $100 million from $70 million. The Credit Agreement requires monthly interest payments at a floating rate based on the bank's prime rate plus or minus a certain percentage spread or the Libor rate plus a certain percentage spread. The interest rate spread on the restructured facility is based on certain financial ratios achieved by the Company and is recomputed quarterly. At December 27, 1998, the $35,000,000 outstanding balance carried interest rates from 5.84% to 6.30%. On December 7, 1998, the Company entered an assumption and amendment agreement which included a credit facility provision to set the maturity date on the first $70,000,000 outstanding under the credit facility to November 30, 2001, and the remaining $30,000,000 to December 7, 1999. The Credit Agreement also requires the Company to meet certain financial and other covenants, including restrictions on the incurrence of indebtedness, the sale of assets, mergers and dividend payments. The Company has entered into an interest rate swap agreement with a notional amount of $20.0 million. The swap agreement effectively fixes the interest rate on an equivalent amount of the Company's debt to approximately 6.3% (LIBOR plus a certain spread) at December 27, 1998. The swap agreement matures March 2002 and is cancelable at the bank's option at the end of each quarter.

The secured mortgage note payable at December 27, 1998, bears interest at 10.6% and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $1,007,000 at December 27, 1998.

The installment notes payable at December 27, 1998, bear interest at 8.6% and are payable in monthly installments, including interest, through October 2002. Installment notes payable of $446,000 is secured by an airplane with a depreciated cost of approximately $901,000 at December 27, 1998.

The annual maturities of long-term debt as of December 27, 1998, are:
$113,000-1999; $124,000-2000; $35,135,000- 2001; $125,000-2002; $15,000-2003;
and $167,000 thereafter.

6. LEASE COMMITMENTS

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

As of December 27, 1998, approximately $32,747,000 cost less $8,396,000 accumulated amortization of the Company's property and equipment is under capitalized lease obligations. Interest rates on capitalized lease obligations range from 5.3% to 11.3%. Future minimum lease payments at December 27, 1998, are as follows:

                                                    Capitalized
                                                      Equipment    Operating
(In Thousands)                                         Leases       Leases
-----------------------------------------------------------------------------
1999                                                  $  6,636      $ 4,718
2000                                                     6,497        4,570
2001                                                     5,039        4,585
2002                                                     3,663        4,589
2003                                                     1,762        4,444
Thereafter                                               1,284       40,690
                                                      --------      -------
Total minimum rentals                                   24,881      $63,596
Less amount representing interest                       (3,222)     =======
                                                      --------
Net minimum lease payments                              21,659
Less current maturities                                 (5,316)
                                                      --------
Capitalized lease obligations                         $ 16,343
                                                      ========

Rent expense for the fiscal years ending in December for operating leases is as follows:

(In Thousands)                            1998        1997         1996
-------------------------------------------------------------------------
Minimum rentals                        $   4,393   $   4,022      $ 3,766
Contingent rentals                           614         479          417
                                       ---------   ---------      -------
                                       $   5,007   $   4,501      $ 4,183
                                       =========   =========      =======

7. COMMITMENTS AND CONTINGENCIES

On February 15, 1994, a class action suit was filed in the United States Federal District Court against the Company and certain of the Company's executive officers and directors. The suit alleged racially discriminatory practices by the defendant parties in violation of federal law. During the fourth quarter of 1996, the Court approved a consent decree that approved a definitive settlement agreement. The settlement agreement provided for a settlement pool of $4.8 million for the benefit of present and past African-American employees of O'Charley's (the "Class") whose claims arose on or after March 31, 1992, reserved $700,000 for claims administration and fees, and included $2.0 million for the attorneys representing the Class. Based on the relatively low number of class members electing to participate in the settlement, the original $7.5 million total settlement amount was reduced to approximately $5.2 million. As of December 27, 1998, the Company has paid all of its commitment to the plaintiff class that included approximately $445,000 paid in 1997 with the issuance of shares of the Company's common stock.

The Company is involved in other legal actions incidental to its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's operating results or financial position.

8. INCOME TAXES

The total income tax expense (benefit) for each respective year is as follows:

(In Thousands)                                                           1998        1997        1996
-------------------------------------------------------------------------------------------------------
Earnings                                                              $   6,946   $   4,886   $    (797)
Shareholders' equity, tax benefit derived from non-statutory stock
  options exercised and unrealized loss on investment securities           (162)       (120)        (200)
                                                                      ---------   ---------   ---------
                                                                      $   6,784   $   4,766    $    (997)
                                                                      =========   =========    =========

Income tax expense (benefit) related to earnings for each respective year is as follows:

(In Thousands)                                                           1998        1997        1996
-------------------------------------------------------------------------------------------------------
Current                                                               $   4,894   $   1,696    $   1,798
Deferred                                                                  2,052       3,190       (2,595)
                                                                      ---------   ---------   ---------
                                                                      $   6,946   $   4,886    $    (797)
                                                                      =========   =========    =========

Income tax expense (benefit) attributable to earnings differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings from operations as a result of the following:

                                                                         1998        1997         1996
-------------------------------------------------------------------------------------------------------
Federal statutory rate                                                   35.0%       35.0%       (34.0%)
Increase (decrease) in taxes due to:
  State income taxes, net of federal tax benefit                          2.9         3.7         (1.8)
  Utilization of tax credits                                             (2.9)       (3.5)       (21.3)
  Adjustment to deferred tax assets and liabilities for
    change in tax status of Shoex                                           -           -         12.1
  Other                                                                     -         0.5          4.0
                                                                         ----        ----        -----
                                                                         35.0%       35.7%       (41.0%)
                                                                         ====        ====        =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

(In Thousands)                                                               1998        1997
-----------------------------------------------------------------------------------------------
Deferred tax assets:
  Accrued expenses, principally due to accruals for workers'
    compensation, employee health and retirement benefits                 $   1,333    $  1,621
  Other                                                                         240          23
                                                                          ---------    --------
        Total gross deferred tax assets                                       1,573       1,644

Deferred tax liabilities:
  Property and equipment, principally due to differences in
    depreciation and capitalized lease amortization                           4,859       3,207
  Preopening costs, due to cost in excess of amortization                       785         517
  Other                                                                          76          71
                                                                          ---------    --------
        Total gross deferred tax liabilities                                  5,720       3,795
                                                                          ---------    --------
          Net deferred tax liability                                      $   4,147    $  2,151
                                                                          =========    ========

The net deferred tax liability (asset) at year end is recorded as follows:

(In Thousands)                                             1998       1997
---------------------------------------------------------------------------
Deferred income taxes, long-term liability                $4,290     $2,958
Deferred income taxes, current asset                        (143)      (807)
                                                          ------     ------
                                                          $4,147     $2,151
                                                          ======     ======

Based on the Company's history of annual increases in taxable income and management's projections of future taxable income, the Company believes it is more likely than not that all of the deferred assets will be realized; thus, no valuation allowance is recorded.

9. SHAREHOLDERS' EQUITY

The Board of Directors of the Company approved a 3-for-2 stock split effected as a 50% stock dividend for shareholders of record on May 20, 1998. Previously stated common shares outstanding and basic and dilutive weighted average common shares outstanding used to compute basic and dilutive earnings per common share have been adjusted to reflect the stock split. Previously reported basic and dilutive earnings (loss) per common share were $(0.15) for both basic and dilutive in 1996 and $1.06 and $0.99 in 1997, respectively.

In the fourth quarter of 1997, the Company completed a secondary public offering of its common stock in which 3,348,000 shares were sold by the Company for net proceeds of $34.7 million. The net proceeds were used to reduce the Company's outstanding indebtedness under its revolving credit agreement.

On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 750,000 shares of the Company's common stock. As of December 27, 1998, approximately 14,000 shares have been repurchased.

The Company's charter authorizes 100,000 shares of preferred stock of which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 27, 1998, no preferred shares had been issued.

10. EARNINGS PER SHARE

The following is a reconciliation of the Company's basic and diluted earnings per share in accordance with FAS 128.

(In Thousands, Except Per Share Data)              1998       1997        1996
-------------------------------------------------------------------------------
Net Earnings (Loss)                              $12,900    $ 8,800    $ (1,147)
                                                 =======    =======    ========

Basic Earnings per Share:
  Weighted shares outstanding                     15,344     12,467      11,714
  Basic earnings (loss) per share                $  0.84    $  0.71    $  (0.10)
                                                 =======    =======    ========

Diluted Earnings per Share:
  Weighted shares outstanding                     15,344     12,467      11,714
  Incremental stock option shares outstanding      1,048        894        --
                                                 -------    -------    --------
    Total diluted shares outstanding              16,392     13,361      11,714
  Diluted earnings (loss) per share              $  0.79    $  0.66    $  (0.10)
                                                 =======    =======    ========

During the first quarter of 1999, the Company issued 839,450 options at an exercise price of $15.25.

11. STOCK OPTION AND PURCHASE PLANS

The Company has four incentive stock option plans: the 1985 Stock Option Plan, the 1989 Consultant Stock Program, the 1990 Employee Stock Plan and the 1991 Stock Option Plan for Outside Directors. Options under these plans include both statutory and nonstatutory stock options and are issued to officers, key employees, nonemployee directors and consultants of the Company. The Company has reserved 8,795,500 shares of common stock for these plans under which the options are granted at 100% of the fair market value of common stock on the date of the grant, expire 10 years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. The Company applies APB Opinion No. 25 in accounting for its plan; and, accordingly, no compensation cost has been recognized.

A summary of stock option activity during the past three years is as follows:

                                         Number of       Weighted-Average
                                          Shares          Exercise Price
-------------------------------------------------------------------------
Balance at December 31, 1995            2,926,753           $    5.48
  Granted                                 292,875                8.24
  Exercised                               (98,505)               2.61
  Forfeited                              (361,710)               6.77
                                        ---------           ---------

 Balance at December 29, 1996           2,759,413                5.69
  Granted                                 248,250               10.09
  Exercised                               (74,325)               3.19
  Forfeited                               (81,427)               8.02
                                        ---------           ---------

Balance at December 28, 1997            2,851,911                6.08
  Granted                                 463,700               12.14
  Exercised                               (95,260)               4.11
  Forfeited                               (71,425)               8.89
                                        ---------           ---------

Balance at December 27, 1998            3,148,926           $    6.98
                                        =========           =========

The following table summarizes information about stock options outstanding at December 27, 1998:

                                    Options Outstanding                         Options Exercisable
                          ----------------------------------------------    ----------------------------
                                      Weighted-Avg.
                                        Remaining         Weighted-Avg.                   Weighted-Avg.
 Exercise Price             Number   Contractual Life     Exercise Price      Number      Exercise Price
------------------------------------------------------------------------    ----------------------------
$ 1.00 to 4.99              483,963       2.5  years         $  2.85          483,963        $  2.85
$ 5.00 to 5.99            1,223,127       4.6                   5.61        1,074,244           5.61
$ 6.00 to 7.99              466,573       5.8                   7.48          228,659           7.42
$ 8.00 to 10.99             535,388       7.5                   9.02          179,938           8.80
$11.00 to 13.99             439,875       9.0                  12.34           36,625          12.76
---------------           ---------       ---                -------        ---------        -------
$ 1.00 to 13.99           3,148,926       5.6                $  6.98        2,003,429        $  5.57
===============           =========       ===                =======        =========        =======

At the end of 1998, 1997 and 1996, the number of options exercisable was approximately 2,003,000, 1,578,000 and 1,241,000, respectively, and the weighted average exercise price of those options was $5.57, $5.01 and $4.73, respectively.

The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible employees of the Company to become shareholders in O'Charley's. The Company has reserved 675,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan which qualifies for favorable federal income tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common stock at 85% of the lower of 1) the closing market price per share of the Company's Common Stock on the last trading date of the plan year or 2) the average of the closing market price of the Company's Common Stock on the first and the last trading day of the plan year. Contributions of up to 15% of base salary are made by each participant through payroll deductions. The Plan year is from October 1 to September 30. As of December 27, 1998, 123,000 shares have been issued under this Plan.

If compensation cost for these plans had been determined consistent with FAS Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

(In Thousands, Except Per Share Data)                                 1998       1997      1996
------------------------------------------------------------------------------------------------
Net Earnings (Loss):         As reported                            $12,900     $8,800   $(1,147)
                             Pro forma, as adjusted under FAS 123    12,162      8,387    (1,493)
Basic Earnings (Loss) per
  Common Share:              As reported                            $  0.84     $ 0.71   $ (0.10)
                             Pro forma, as adjusted under FAS 123      0.79       0.67     (0.13)

Diluted Earnings (Loss) per
  Common Share:              As reported                            $  0.79     $ 0.66   $ (0.10)
                             Pro forma, as adjusted under FAS 123      0.74       0.63     (0.13)

Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in each respective year is as follows:

                                          1998          1997       1996
-------------------------------------------------------------------------
Risk-free investment interest               5.3%         5.8%        6.7%
Expected life in years                      7.9          7.8         7.4
Expected volatility                        52.7%        50.5%       41.6%
Fair value of options granted
  (per share)                            $ 7.73       $ 6.33      $ 4.70

12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan. Under the Plan, employees can make contributions up to 15% of their annual compensation. The Company contributes annually to the Plan an amount equal to 50% of employee contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20% each year beginning after the employee's initial year of employment. Company contributions were approximately $276,000 in 1998, $140,000 in 1997 and $105,000 in 1996.

The Company maintains a deferred compensation plan for a select group of management employees to provide supplemental retirement income benefits through deferrals of salary, bonus and deferral of contributions which cannot be made to the Company's 401(k) Plan due to Internal Revenue code limitations. Participants in this Plan can contribute, on a pre-tax basis, up to 15% of their total compensation. The Company contributes annually to this Plan an amount equal to a matching formula of each participant's deferrals. Contributions were $143,000 in 1998, $109,000 in 1997 and $86,000 in 1996.

13. RELATED-PARTY TRANSACTIONS

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

An officer of the Company, a principal shareholder, and certain directors own a certain percentage of partnerships which had lease agreements with the Company for eight of its restaurant facilities at December 28, 1997. One of the leases terminated during 1998, while subsequent to year end another lease was bought out. The leases expire at various times through 2007, with options to renew for a term of 10 years. Two of the remaining six lease agreements grant the Company an option to purchase the properties at fair market value at any time during the term of the lease.

In the opinion of management and the Company's Board of Directors, all related-party transactions, including terms and amounts, are comparable to those that could be obtained from unaffiliated third parties.

The aforementioned related-party transactions are reflected in the financial statements as follows:

(In Thousands)                                            1998   1997   1996
----------------------------------------------------------------------------
STATEMENTS OF OPERATIONS Costs and Expenses:
  Restaurant operating costs:
    Rent expense                                          $765   $861   $843
    Contingent rentals                                     386    310    293

14. STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information is as follows:

(In Thousands)                                             1998     1997     1996
----------------------------------------------------------------------------------
Cash paid for interest                                    $3,021   $3,616   $3,074
Additions to capitalized lease obligations                 7,852    7,146    5,922
Income taxes paid                                          4,613    1,582    1,979
Litigation shares issued                                       -      445        -

15. BUSINESS ACQUISITION

On January 5, 1996, the shareholders of the Company approved an Agreement and Plan of Merger, dated October 9, 1995, to merge with Shoex, Inc. (Shoex), a franchisee of the Company which owned and operated six O'Charley's restaurants in Alabama. The transaction was accounted for as a pooling-of-interests. The Company exchanged 999,999 shares of Company stock valued at approximately $9.5 million. The Company assumed approximately $1.9 million in net obligations of Shoex, Inc. (defined as long-term debt, capitalized lease obligations and working capital deficit). As a result of the merger, O'Charley's owns the six restaurants and the rights to develop other O'Charley's restaurants in Alabama, Mississippi and specific locations in Florida and Georgia.

16. ASSET REVALUATION

Operating losses at certain restaurant units prompted an evaluation of net realizable value of certain assets in accordance with FAS 121. Accordingly, in 1996 the Company recorded a $5.1 million charge to earnings for assets impaired under FAS 121. This amount represented the difference between fair value and net book value for certain identifiable assets consisting primarily of buildings, improvements and equipment. The fair value for these assets was determined primarily by reference to market prices for similar assets and, in the case of the units to be disposed of, management's estimate of the cost to dispose of such units. The $5.1 million charge was comprised of the following impaired restaurant assets: (1) $2.5 million of assets to be disposed of including $536,000 for two restaurant units which were closed in the third quarter of 1996 and were later sold in 1996, and $2.0 million for two units which were closed in the third quarter of 1996, one of which was sold in 1997 and the other expected to be disposed of in 1999 having a carrying value on December 27, 1998, of $646,000; (2) $2.6 million of assets to be held including $445,000 primarily for restaurant computer equipment and $2.2 million for five restaurant units expected to remain open of which two have been or will be relocated. The 1996 results of operations include revenues of $4.3 million and costs and expenses of $4.9 million for the four units closed. No impairments were identified during 1998 and 1997.

17. SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for 1998 and 1997 is shown below:

                                          First       Second        Third       Fourth
                                         Quarter     Quarter       Quarter      Quarter
(In Thousands, Except Per Share Data)  (16 weeks)   (12 weeks)    (12 weeks)   (12 weeks)
----------------------------------------------------------------------------------------
Year Ended December 27, 1998
  Net revenues                           $70,961      $56,589      $58,251      $60,245
  Income from operations                   6,122        5,325        5,278        5,736
  Net earnings                             3,463        3,083        3,047        3,307
  Basic earnings per common share           0.23         0.20         0.20         0.21
  Diluted earnings per common share         0.21         0.19         0.19         0.20
                                         =======      =======      =======      =======

Year Ended December 28, 1997
  Net revenues                           $56,635      $46,411      $47,546      $49,811
  Income from operations                   4,500        4,001        4,077        4,342
  Net earnings                             2,262        2,011        2,050        2,477
  Basic earnings per common share           0.19         0.17         0.17         0.17
  Diluted earnings per common share         0.18         0.16         0.16         0.16
                                         =======      =======      =======      =======

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
O'Charley's Inc.
Nashville, Tennessee:

We have audited the accompanying balance sheets of O'Charley's Inc. as of December 27, 1998 and December 28, 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O'Charley's Inc. as of December 27, 1998 and December 28, 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 1998, in conformity with generally accepted accounting principles.



                                                     KPMG LLP





Nashville, Tennessee
February 5, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 6, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 6, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 6, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 6, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      1.       Financial Statements:     See Item 8

         2.       Financial Statement Schedules:     Not Applicable

         3.       Management Contracts and Compensatory Plans and Arrangements

                  -        O'Charley's Inc. 1985 Stock Option Plan (included as
                           Exhibit 10.10)

                  - O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.11)

                  - First Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.12)

                  - Second Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.13)

                  - Third Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.14)

                  - O'Charley's 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.15)

                  -        CHUX Ownership Plan (included as Exhibit 10.16)

                  - Severance Compensation Agreement, dated September 16, 1996, by and between O'Charley's Inc. and Gregory L. Burns (included as Exhibit 10.17)

                  - Severance Compensation Agreement, dated as of March 4, 1998, by and between O'Charley's Inc. and A. Chad Fitzhugh (included as Exhibit 10.18)

                  - Severance Compensation Agreement, dated as of March 4, 1998, by and between O'Charley's Inc. and Steven
                           J. Hislop (included as Exhibit 10.19)

         4.       Exhibits:

Exhibit
Number                           Description

 3.1     -- Restated Charter of the Company (incorporated by reference to
            Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 333-33585)

 3.2     -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 30, 1990)

 4.1     -- Form of Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.1     -- Lease dated May 1, 1987 between CWF Associates and CWF Corporation and all amendments thereto for 2895 Richmond Road, Lexington, KY 40509 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.2     -- Lease dated August 15, 1987 between CWF Associates and O'Charley's
            Inc. and all amendments thereto for improvements located at 17 White Bridge Road, Nashville, TN (incorporated by reference to Exhibit
            10.3 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.3     -- Lease dated October 25, 1985 between Two Mile Partners and CWF
            Corporation and all amendments thereto for 912 Two Mile Parkway, Goodlettsville, TN (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.4     -- Lease dated December 30, 1985 between Two Mile Partners and CWF
            Corporation for 644 N. Riverside Dr., Clarksville, TN (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.5     -- Lease dated September 9, 1985 between Two Mile Partners and CWF
            Corporation for 1720 U.S. 31-W Bypass Building, Bowling Green, KY (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.6     -- Lease dated December 26, 1986 between Two Mile Partners and CWF
            Corporation for 1006 Memorial Blvd., Murfreesboro, TN (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.7     -- Lease Agreement dated as of December 30, 1990 between Two Mile
            Partners, II and O'Charley's Inc. (incorporated by reference to
            Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 30, 1990)

10.8     -- Amended and Restated Revolving Credit Agreement, dated as of
            December 8, 1997, among O'Charley's Inc. and Mercantile Bank National Association, Bank One, N.A., First Union National Bank, NationsBank of Tennessee, N.A., as Co-Agent, and First American National Bank, as Agent (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 28, 1997)

10.9     -- Assumption Agreement and Amendment to Amended and Restated Revolving
            Credit Agreement, dated December 7, 1998, among O'Charley's Inc., OCI, Inc., O'Charley's Sports Bar, Inc., Air Travel Services, Inc., O'Charley's Management Company, Inc., DFI, Inc., O'Charley's Restaurant Properties, LLC, Mercantile Bank National Association, Bank One, N.A., First Union National Bank, NationsBank of Tennessee, N.A., as Co-Agent, and First American National Bank, as Agent.

10.10    -- O'Charley's Inc. 1985 Stock Option Plan (incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.11    -- O'Charley's Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.12    -- First Amendment to O'Charley's Inc. 1990 Employee Stock Plan
            (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 29, 1991)

10.13    -- Second Amendment to O'Charley's Inc. 1990 Employee Stock Plan
            (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 26, 1993)

10.14    -- Third Amendment to O'Charley's Inc. 1990 Employee Stock Plan

10.15    -- O'Charley's Inc. 1991 Stock Option Plan for Outside Directors, As
            Amended (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Registration No. 333-63495)

10.16    -- CHUX Ownership Plan (incorporated by reference to the Company's
            Quarterly Report on Form 10-Q for the quarter ended October 3, 1993)

10.17    -- Severance Compensation Agreement, dated September 16, 1996, by and between O'Charley's Inc. and Gregory L. Burns (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 29, 1996)

10.18    -- Severance Compensation Agreement, dated March 4, 1998, by and between O'Charley's Inc. and A. Chad Fitzhugh (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 28, 1997)

10.19    -- Severance Compensation Agreement, dated March 4, 1998, by and between O'Charley's Inc. and Steven J. Hislop (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year ended December 28, 1997)

21       -- Subsidiaries of the Company (incorporated by reference to Exhibit
            10.23 of the Company's Annual Report on Form 10-K for the year ended December 28, 1997)

23       -- Consent of KPMG LLP

27       -- Financial Data Schedule

         (b) During the quarter ended December 27, 1998, the Company did not file any Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee.

                                      O'CHARLEY'S INC.

Date: March 29, 1999                  By: /s/ Gregory L. Burns
                                          --------------------------------------
                                          Gregory L. Burns
                                          President, Chief Executive Officer,
                                          and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                  Signature                                      Title                                 Date
---------------------------------------------    -------------------------------------           ---------------

/s/ Gregory L. Burns                             President, Chief Executive Officer,              March 29, 1999
---------------------------------------------    and Chairman of the Board (Principal
(Gregory L. Burns)                               Executive Officer)


/s/ A. Chad Fitzhugh                             Chief Financial Officer, Secretary,              March 29, 1999
---------------------------------------------    and Treasurer (Principal Financial
(A. Chad Fitzhugh)                               and Accounting Officer)


/s/ John W. Stokes, Jr.                          Director                                         March 29, 1999
---------------------------------------------
(John W. Stokes, Jr.)

/s/ Richard Reiss, Jr.                           Director                                         March 29, 1999
---------------------------------------------
(Richard Reiss, Jr.)

/s/ G. Nicholas Spiva                            Director                                         March 29, 1999
---------------------------------------------
(G. Nicholas Spiva)

/s/ H. Steve Tidwell                             Director                                         March 29, 1999
---------------------------------------------
(H. Steve Tidwell)

/s/ C. Warren Neel                               Director                                         March 29, 1999
---------------------------------------------
(C. Warren Neel)

/s/ Samuel H. Howard                             Director                                         March 29, 1999
---------------------------------------------
(Samuel H. Howard)

                                                 Director
---------------------------------------------
(Shirley A. Zeitlin)

/s/ Steven J. Hislop                             Director                                         March 29, 1999
---------------------------------------------
(Steven J. Hislop