Form 10-Q
period 1999-04-18
O CHARLEYS INC
filed 1999-06-02
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 18, 1999

                         Commission file number O-18629
                                               ---------

                                O'Charley's Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Tennessee                                         62-1192475
----------------------------------------                   -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

 3038 Sidco Drive, Nashville, Tennessee                          37204
----------------------------------------                   -------------------
(Address of principal executive offices)                       (Zip Code)

                                 (615)256-8500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                                 Outstanding as of May 24, 1999
           -----                                 ------------------------------

   Common Stock, no par value                           15,434,725 shares

                                O'Charley's Inc.

                                    Form 10-Q

                        For Quarter Ended April 18, 1999



                                      Index

                                                                                     Page No.
                                                                                     --------
Part I -  Financial Statements

     Item 1. Financial statements:
         Balance sheets as of April 18, 1999 and
           December 27, 1998                                                            3

         Statements of earnings for the sixteen weeks
           ended April 18, 1999 and April 19, 1998                                      4

         Statements of cash flows for the sixteen weeks
           ended April 18, 1999 and April 19, 1998                                      6

         Notes to unaudited financial statements                                        7

     Item 2. Management's discussion and analysis of
                 financial condition and results of operations                          9

     Item 3. Quantitative and qualitative disclosures about market risk                15

Part II - Other Information

     Item 6. Exhibits and reports on Form 8-K                                          16

Signatures                                                                             17

                                O'Charley's Inc.
                                 Balance Sheets

                             (dollars in thousands)

                                                                    April 18,       December 27,
                                                                      1999             1998
                                                                    ---------        ---------
                                Assets
Current Assets:
     Cash and cash equivalents                                      $   1,662        $   3,068
     Accounts receivable                                                2,330            2,371
     Inventories                                                        9,924            7,029
     Preopening costs                                                      --            2,074
     Deferred income taxes                                                869              143
     Other current assets                                               2,983            2,553
                                                                    ---------        ---------
            Total current assets                                       17,768           17,238

Property and Equipment, net                                           187,279          174,196

Other Assets                                                            2,190            2,348
                                                                    ---------        ---------
                                                                    $ 207,237        $ 193,782
                                                                    =========        =========


            Liabilities and Shareholders' Equity

Current Liabilities:
     Accounts payable                                               $   6,910        $   6,941
     Accrued payroll and related expenses                               6,490            5,104
     Accrued expenses                                                   6,929            7,351
     Federal, state and local taxes                                     5,004            3,984
     Current portion of long-term debt and capitalized leases           5,404            5,429
                                                                    ---------        ---------
            Total current liabilities                                  30,737           28,809

Deferred Income Taxes                                                   4,290            4,290

Long-Term Debt                                                         45,525           35,566

Capitalized Lease Obligations                                          14,698           16,343

Shareholders' Equity:
     Common stock - No par value; authorized, 50,000,000
       shares; issued and outstanding, 15,419,762 in 1999
       and 15,394,128 in 1998                                          66,077           65,986
     Additional paid-in capital                                           509              509
     Accumulated other comprehensive loss, net of tax                    (103)            (103)
     Retained earnings                                                 45,504           42,382
                                                                    ---------        ---------
                                                                      111,987          108,774
                                                                    ---------        ---------
                                                                    $ 207,237        $ 193,782
                                                                    =========        =========

                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings

              Sixteen Weeks Ended April 18, 1999 and April 19, 1998

                                                              1999            1998
                                                            --------        -------
                                                              (in thousands)
Revenues:
     Restaurant sales                                       $ 86,855        $70,057
     Commissary sales                                            994            893
     Franchise revenue                                            --             11
                                                            --------        -------
                                                              87,849         70,961
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                  29,059         24,351
         Payroll and benefits                                 26,534         21,440
         Restaurant operating costs                           12,285          9,878
     Cost of commissary sales                                    936            837
     Advertising, general and administrative expenses          5,805          4,645
     Depreciation and amortization                             3,852          3,688
     Preopening costs                                          1,294             --
                                                            --------        -------
                                                              79,765         64,839
                                                            --------        -------

Income from Operations                                         8,084          6,122

Other (Income) Expense:

     Interest expense, net                                     1,175            777
     Other, net                                                   32             17
                                                            --------        -------
                                                               1,207            794
                                                            --------        -------

Earnings Before Income Taxes and Cumulative

     Effect of Change in Accounting Principle                  6,877          5,328

Income Taxes                                                   2,407          1,865
                                                            --------        -------

Earnings Before Cumulative Effect of
     Change in Accounting Principle                         $  4,470        $ 3,463

Cumulative Effect of Change in Accounting
     Principle (Net of Tax Benefit)                         $ (1,348)            --
                                                            --------        -------
Net Earnings                                                $  3,122        $ 3,463
                                                            ========        =======



                       See notes to financial statements.

                                O'Charley's Inc.
                       Statements of Earnings (Continued)

              Sixteen Weeks Ended April 18, 1999 and April 19, 1998

                                                              1999            1998
                                                            --------        -------
                                                     (in thousands, except per share data)

Basic Earnings per Share:

     Earnings per Common Share Before Cumulative
         Effect of Change in Accounting Principle           $   0.29        $  0.23

     Cumulative Effect of Change in Accounting
         Principle                                          $  (0.09)            --
                                                            --------        -------
     Basic Earnings per Common Share                        $   0.20        $  0.23
                                                            ========        =======
     Weighted Average Common Shares Outstanding               15,398         15,286
                                                            ========        =======


Diluted Earnings per Share:

     Earnings per Common Share Before Cumulative
         Effect of Change in Accounting Principle           $   0.27        $  0.21

     Cumulative Effect of Change in Accounting
         Principle                                          $  (0.08)            --
                                                            --------        -------
     Diluted Earnings per Common Share                      $   0.19        $  0.21
                                                            ========        =======
     Weighted Average Common Shares Outstanding               16,624         16,354
                                                            ========        =======








                       See notes to financial statements.

                                O'Charley's Inc.
                            Statements of Cash Flows

              Sixteen Weeks Ended April 18, 1999 and April 19, 1998

                                                                       1999            1998
                                                                     --------        --------
                                                                          (in thousands)
Cash Flows from Operating Activities:
     Net earnings                                                    $  3,122        $  3,463
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Cumulative effect of accounting change, net of tax          1,348              --
            Depreciation and amortization                               3,852           2,906
            Amortization of preopening costs                               --             782
            Loss on the sale of assets                                     --              22

     Changes in assets and liabilities:
         Accounts receivable                                               41            (134)
         Inventories                                                   (2,895)         (3,303)
         Additions to preopening costs                                     --            (968)
         Other current assets                                            (430)            (80)
         Accounts payable                                                 (31)          1,734
         Accrued payroll and other accrued expenses                     1,984             972
                                                                     --------        --------
                Net cash provided by operating activities               6,991           5,394

Cash Flows from Investing Activities:
     Additions to property and equipment                              (16,965)        (11,387)
     Proceeds from the sale of assets                                      --             400
     Other, net                                                           188          (1,093)
                                                                     --------        --------
                Net cash used by investing activities                 (16,777)        (12,080)

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                      10,000           8,300
     Payments on long-term debt and capitalized
         lease obligations                                             (1,711)         (1,464)
     Exercise of employee incentive stock options                          91             259
                                                                     --------        --------
                Net cash provided by financing activities               8,380           7,095
                                                                     --------        --------

(Decrease) Increase in Cash                                            (1,406)            409

Cash at Beginning of the Period                                         3,068           1,965
                                                                     --------        --------
Cash at End of the Period                                            $  1,662        $  2,374
                                                                     ========        ========


                       See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
              Sixteen Weeks Ended April 18, 1999 and April 19, 1998

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

    These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

B. Earnings Per Common Share

    The Board of Directors of the Company approved a 3-for-2 stock split effected as a 50% stock dividend for shareholders of record on May 20, 1998. The new shares were distributed on June 1, 1998. On May 20, 1998, the total number of outstanding shares of common stock increased 5,114,762 shares from 10,229,524 shares to 15,344,286 shares as a result of the stock split. All share and per share information in the financial statements have been adjusted for the stock split.

    The Company follows Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share. FAS 128 establishes standards for both the computing and presentation of basic and diluted EPS on the face of the statements of earnings. Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of options outstanding.

Following is a reconciliation of the Company's basic and diluted earnings per share in accordance with FAS 128.

                                                          Sixteen            Sixteen
(In Thousands,                                          weeks ended        weeks ended
Except Per Share Data)                                 April 18, 1999    April 19, 1998
---------------------------------------------------------------------------------------
Earnings Before Cumulative Effect of
    Change in Accounting Principle                        $  4,470          $ 3,463
Cumulative Effect of Change in
    Accounting Principle (net of tax benefit)             $ (1,348)              --
                                                          --------          -------
Net Earnings                                              $  3,122          $ 3,463
                                                          =========================

Basic Earnings Per Share:
    Weighted average shares outstanding                     15,398           15,286

    Earnings per share before cumulative
         effect of change in accounting principle         $   0.29          $  0.23

    Cumulative effect of accounting change                $  (0.09)              --

    Basic earnings per share                              $   0.20          $  0.23
                                                          =========================
Diluted Earnings Per Share:
    Weighted average shares outstanding                     15,398           15,286
      Incremental stock option shares outstanding            1,226            1,068
                                                          --------          -------
    Weighted average diluted shares outstanding             16,624           16,354

    Earnings per share before cumulative
         effect of change in accounting principle         $   0.27          $  0.21

    Cumulative effect of accounting change                $   (.08)              --

    Diluted earnings per share                            $   0.19          $  0.21
                                                          =========================

Options for approximately 835,000 shares were excluded from the 1999 diluted weighted average shares calculation due to these shares being anti-dilutive.

C. New Accounting Pronouncements

    On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5) which is effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity be expensed as incurred. The company adopted SOP 98-5 effective December 28, 1998. As a result, the company recognized as a cumulative effect of the accounting change a charge of $1.3 million, net of tax, or $0.08 per diluted share. The effect of adopting SOP 98-5 on earnings before the cumulative effect of the change in accounting principle was an additional expense of $192,000, or $0.01 per diluted share.

D. Comprehensive Income

    There were no components of other comprehensive income for the sixteen week periods ended April 18, 1999 and April 19, 1998. Comprehensive income for such periods was comprised solely of net earnings.

                                O'Charley's Inc.

Item 2.      Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
              Sixteen Weeks Ended April 18, 1999 and April 19, 1998

RESULTS OF OPERATIONS

GENERAL

At April 18, 1999, we owned and operated 106 O'Charley's restaurants in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. O'Charley's are full service, casual dining restaurants, which appeal to traditional casual dining customers as well as value-oriented customers by offering high quality food at moderate pricing with outstanding service. Our growth strategy is to continue fully penetrating existing and new targeted major metropolitan areas while opening new units in smaller secondary markets in close proximity to our major markets. We operate a commissary for the primary purpose of providing our restaurants with consistent quality food products, which meet our specifications while obtaining the best possible prices for those items. The majority of the food products served in our restaurants are distributed to the stores by the commissary. In addition to purchasing food and supply products, the commissary manufactures certain proprietary products and ages and cuts red meat into steaks in its USDA approved meat facility. All sales from the commissary to the restaurants are eliminated in the consolidated financial statements.

During the first quarter of 1999, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activity", which requires that preopening and start-up costs be expensed as incurred rather than capitalized. Before the accounting change, preopening costs were amortized over one year. The cumulative effect of the accounting change totaled $2.1 million pre-tax and $1.3 million net of tax, or $0.08 per diluted share. Net earnings for the quarter were $3.1 million, or $0.19 per diluted share.

Earnings before the cumulative effect of the change in accounting principle were $4.5 million, or $0.27 per diluted share as compared with $3.5 million, or $0.21 per diluted share for the first quarter of 1998.

The following table reflects changes in the number of Company-owned restaurants for the first quarter of 1999 and 1998.

          Restaurants                              1999       1998
          --------------------------------------------------------
          In operation, beginning of period          99         82
          Restaurants opened                          7          5
                                                  ----------------
          In operation, end of period               106         87
                                                  ================


Revenues consist of restaurant sales and to a lesser extent commissary sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Commissary sales represent sales to outside parties consisting primarily of sales of O'Charley's label food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Consistent with industry trends, liquor sales as a percentage of restaurant sales has declined in each of the last three fiscal years. We have historically maintained a "kids eat free" program where we provide meals from a selected menu to kids 10 years old and under. In selective markets, we are currently testing a value oriented kids program where we provide a meal from a selective kid's menu and we include a beverage and a dessert for a set price. It is too premature to understand the impact of this test. Early results indicate that we will realize a higher check average and a lower number of customers from the reduced kids meals served.

Cost of food, beverage and supplies primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. Various factors beyond our control, including adverse weather, cause periodic fluctuations in food costs. Generally, temporary increases are absorbed and are not passed on to customers, however, we typically adjust menu prices to compensate for increased costs of a more permanent nature.

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

Advertising, general and administrative expenses includes all advertising and home office administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Advertising, executive management and support staff salaries, bonuses and related expenses, data processing, legal and accounting expenses and office expenses account for the major expenses in this category.

Depreciation and amortization primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life and amortization of preopening costs for new restaurants in 1998, which includes costs of hiring and training the initial staff and certain other costs. Depreciation and amortization as a percentage of total revenues may increase as the number of new store openings increases.

Beginning in the first quarter of 1999, preopening costs are expensed as incurred in accordance with SOP 98-5 rather than amortized over one year. This new accounting method affects when preopening costs are expensed and may impact earnings relative to the previous method from quarter to quarter and year to year depending on when these costs are incurred. We will continue to capture preopening costs and these costs, beginning in 1999, are recorded in a new line item category on the statement of earnings. The depreciation and amortization category, beginning in 1999, no longer includes any preopening costs or amortization thereon.

The following table highlights the operating results for the first quarter of 1999 and 1998, as a percentage of total revenues unless otherwise indicated. Each quarter is comprised of 16 weeks.

                                                                              First Quarter
                                                                         -----------------------
                                                                          1999             1998
                                                                         ------           ------
         REVENUES:
             Restaurant sales                                             98.9%            98.7%
             Commissary sales                                              1.1%             1.3%
                                                                       -------------------------
                                                                         100.0%           100.0%
         COSTS AND EXPENSES:
             Cost of restaurant sales:(1)
                 Cost of food, beverage and supplies                      33.5%            34.8%
                 Payroll and benefits                                     30.6%            30.6%
                 Restaurant operating costs                               14.1%            14.1%
                                                                       -------------------------
                                                                          78.2%            79.5%
                                                                       -------------------------
             Restaurant operating margin(2)                               21.8%            20.5%

             Cost of commissary sales(3)                                  94.2%            93.7%
             Advertising, general and administrative expenses              6.6%             6.5%
             Depreciation and amortization                                 4.4%             5.2%
             Preopening costs                                              1.5%              --
                                                                       -------------------------
         INCOME FROM OPERATIONS                                            9.2%             8.6%

         OTHER (INCOME) EXPENSE:
             Interest expense, net                                         1.3%             1.1%
             Other, net                                                    0.0%             0.0%
                                                                       -------------------------
         EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
             EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      7.8%             7.5%

         INCOME TAXES                                                      2.7%             2.6%
                                                                       -------------------------
         EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN
             ACCOUNTING PRINCIPLE                                          5.1%             4.9%

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE              (1.5%)             --
                                                                       -------------------------
         NET EARNINGS                                                      3.6%             4.9%
                                                                         =========================


         (1)      As a percentage of restaurant sales.
         (2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.
         (3)      As a percentage of commissary sales.

FIRST QUARTER 1999 VERSUS FIRST QUARTER 1998

TOTAL REVENUES in 1999 increased $16.9 million, or 23.8%, to $87.8 million from $71.0 million in 1998 primarily as a result of an increase in restaurant sales of $16.8 million, or 24.0%. The increase in restaurant sales was attributable to 19 additional units in operation in 1999 and to a 3.3% increase in same store sales. We opened seven new units in the first quarter of 1999. The increase in same store sales was the result of an increase in customer traffic of approximately 1% and an increase in the average check of approximately 2%, which was primarily the result of a menu price increase taken in March 1999.

COST OF FOOD, BEVERAGE AND SUPPLIES in 1999 increased $4.7 million, or 19.3%, to $29.1 million from $24.4 million in 1998. As a percentage of restaurant sales, cost of food, beverage and supplies decreased to 33.5% in 1999 from 34.8% in 1998. We attribute this lower food cost percentage primarily to three factors: we took a menu price increase in March 1999 which increased the average check, several food cost items decreased in the first quarter, and we improved our purchasing and operating efficiencies. The above improvements were partially offset by an increase in red meat costs. Currently, we expect nominal increases in the cost of food items for the remainder of 1999 and expect to experience the normal seasonal fluctuations for certain items including produce and poultry. There can be no assurance that events outside our control will not result in increased food costs.

PAYROLL AND BENEFITS in 1999 increased $5.1 million, or 23.8%, to $26.5 million from $21.4 million in 1998. As a percentage of restaurant sales, payroll and benefits remained at 30.6%. Wage rates and salaries for restaurant support staff and management continued to increase in 1999 but did not increase at the same percentage rates as we have experienced over the last three years. Those higher wages and salaries were offset due to the economies achieved from higher average unit sales volumes.

RESTAURANT OPERATING COSTS in 1999 increased $2.4 million, or 24.4%, to $12.3 million from $9.9 million in 1998. Restaurant operating costs, as a percentage of restaurant sales, remained at 14.1%. We continued to see lower restaurant operating costs for certain expense items as a percentage of restaurant sales due to the economies generated from higher average unit volumes. These improvements were offset by higher salary, bonus and training expenses. Additionally, we entered a new major market in the first quarter of 1999, Charlotte, North Carolina, which increased certain supervision costs. Typically, we incur higher initial supervision and other operating costs when entering new markets. We will enter the Columbus, Ohio market in the second quarter of 1999 which will be the only other major market in 1999.

RESTAURANT OPERATING MARGIN in 1999 increased $4.6 million, or 31.9%, to $19.0 million from $14.4 million in 1998. This improvement was the result of lower food costs as a percentage of restaurant sales.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES in 1999 increased $1.2 million, or 25.0%, to $5.8 million from $4.6 million in 1998. As a percentage of total revenue, advertising, general and administrative expenses increased to 6.6% from 6.5% in 1998. This increase is primarily attributable to an increase in the amount of advertising expenditures to 2.8% of sales in 1999 from 2.7% of sales in 1998. Overall advertising expenditures were $2.4 million in 1999, an increase of 27.9% from the $1.9 million expended in 1998. General and administrative expenses increased 22.9% to $3.4 million in 1999 from $2.7 million in 1998.

DEPRECIATION AND AMORTIZATION in 1999 increased $164,000 to $3.9 million from $3.7 million in 1998. We adopted SOP 98-5 in the first quarter of 1999 which requires preopening costs to be expensed as incurred. Previously, we capitalized preopening costs and amortized these amounts over one year from the opening of each store. The depreciation and amortization expense in 1998 included preopening cost amortization of $782,000. Preopening costs are now recorded in a separate line item category and the depreciation and amortization line, beginning in 1999, no longer includes any preopening cost amortization.

Excluding the preopening amortization, depreciation expense increased $1.0 million, or 32.6%, to $3.9 million from $2.9 million in 1998. The increase in depreciation expense is primarily attributable to additional capital expenditures for the remodeling of certain existing stores.

PREOPENING COSTS, as measured under SOP 98-5, were $1.3 million in 1999 due to the change in accounting principle in the first quarter of 1999. Preopening costs includes operating costs and expenses incurred prior to a new restaurant opening. This new accounting method affects when preopening costs are expensed and may impact earnings relative to the previous method from quarter to quarter and year to year depending on when these costs are incurred. We typically incur average preopening costs of approximately $190,000 for each new store. The amount of preopening costs incurred in any one quarter will include costs associated with new stores opened during that particular quarter and most likely will include costs associated with stores expected to open subsequent to the current quarter. As a percentage of total revenue, preopening costs were 1.5% in 1999 as compared with preopening amortization of 1.1% of total revenue in 1998.

INCOME FROM OPERATIONS in 1999 increased $2.0 million, or 32.0%, to $8.1 million from $6.1 million in 1998.

INTEREST EXPENSE in 1999 increased $398,000, or 51.2%, to $1.2 million from $777,000 in 1998. This increase is primarily related to the increased borrowings under our revolving line of credit. During the fourth quarter of 1997 we reduced our long-term debt by $34.7 million from the net proceeds received from the sale of common stock that reduced interest expense in the first quarter of 1998.

EARNINGS BEFORE THE CUMULATIVE EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE increased $1.0 million, or 29.1%, to $4.5 million from $3.5 million in 1998.

THE CUMULATIVE EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE represented the write off of unamoritized preopening costs in accordance with SOP 98-5. The $2.1 million of unamortized preopening costs remaining on our balance sheet at December 28, 1998 was written off in this one-time adjustment. After adjusting for the tax benefit, the net cumulative adjustment was $1.3 million

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our bank credit facilities and capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants. Property and equipment expenditures were $17.0 million in the first quarter of 1999. These expenditures were made primarily for new stores opened during the quarter, stores under construction at April 18, 1999 and for improvements to existing restaurants. Additionally, we repaid $1.7 million in principal on our long-term debt and capitalized lease obligations. These cash outlays were funded primarily by $7.0 million in cash provided by operations and net borrowings of $10.0 million under our revolving credit agreement (the "Revolver"). The above sources and uses of cash decreased available cash by $1.4 million in 1999.

During 1999 we believe we will need additional capital of approximately $53.0 to $58.0 million to fund capital expenditures for the planned 17 to 19 new restaurants and for improvements to existing units. As of April 18, 1999, we had six restaurants under construction, five of which are expected to open during the second quarter of 1999. In addition, we have plans for several new capital projects in 1999 for our commissary including approximately $3.5 million for a new freezer and the possible purchase of the existing commissary and home office land and building facilities which are currently under an operating lease. The purchase of the commissary and home office facilities is currently being considered and, if purchased, we estimate the cost to be approximately $5.0 to $6.0 million, however, we do have the option to continue leasing these facilities. Financing to fund these projects is currently being evaluated and may include borrowings under the Revolver and off balance sheet financing. Actual capital expenditures in 1999 may vary from the above estimate based on a number of factors, including the timing of additional purchases of future restaurant sites. We intend to continue financing the furniture, fixtures and equipment for our new stores with capitalized lease obligations.

The Revolver provides for a maximum borrowing capacity of $100 million. As of April 18, 1999, $45.0 million was outstanding under the Revolver and bore interest at an average rate of 5.8%. The Revolver matures on November 30, 2000, which may be extended annually by one year, at the participating banks' option, beginning on each anniversary of the Revolver. The Revolver imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers and the payment of dividends.

Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions. At April 18, 1999, the working capital deficiency and the current ratio were $13.0 million and 0.6 to 1, respectively.

On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 5.0% of our outstanding common stock. As of April 18, 1999 approximately 14,000 shares had been repurchased. While we do not anticipate repurchasing any additional shares at this time, we continually evaluate the best uses of our capital and may buy back additional shares in the future.

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

We are considering the impact of the year 2000 issues on our business and operations, and we have a remediation plan. We have completed testing of our information technology ("IT") systems, and we are compliant. We are currently testing our non-IT systems and anticipate completing such testing by June 30, 1999. We are currently making inquiries to our suppliers and other third-party entities with which we have business relations as to their own year 2000 issues. We expect to complete such inquires by June 30, 1999. We are in the process of developing contingency plans to be implemented in the event any IT system, non-IT system, third party or supplier is not year 2000 compliant by January 1, 2000. We expense all costs associated with system changes as the costs are incurred. A significant portion of our year 2000-related costs are already included in our software support agreements; therefore, we do not believe the year 2000 issues will have a significant impact on our operations or liquidity. However, the malfunction or complete failure of our systems would likely have a material adverse effect on the results of operations and financial condition of the Company. Should the remaining review of our year 2000 risks reveal potentially non-compliant systems or material third-party risks, contingency plans will be developed to address the deficiencies revealed at that time. Our statements regarding year 2000 issues are dependent on many factors, some of which are beyond our control. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our operations, liquidity or financial condition.

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

NOTE REGARDING FORWARD LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability and our operating growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Forward-Looking Statements/Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 27, 1998. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK

         The Company is subject to market risk form exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

                 3 - Amended and Restated Bylaws of the Company
              27.1 - Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the sixteen weeks ended April 18, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              O'Charley's Inc.
                                              (Registrant)


    Date: 06/02/99                            By: /s/ Gregory L. Burns
         -------------------------                ------------------------------
                                                  Gregory L. Burns
                                                  Chief Executive Officer

    Date: 06/02/99                            By: /s/ A. Chad Fitzhugh
         -------------------------                ------------------------------
                                                  A. Chad Fitzhugh
                                                  Chief Financial Officer