Form 10-Q
period 1999-07-11
O CHARLEYS INC
filed 1999-08-25
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 11, 1999

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Class                                 Outstanding as of August 20, 1999
        -----                                 ---------------------------------
Common Stock, no par value                            15,479,525 shares

                                O'Charley's Inc.

                                    Form 10-Q

                         For Quarter Ended July 11, 1999




                                      Index

                                                                                        Page No.
                                                                                        --------

Part I -  Financial Statements

     Item 1. Financial statements:
             Balance sheets as of July 11, 1999 and
               December 27, 1998                                                            3

             Statements of earnings for the twelve weeks
               ended July 11, 1999 and July 12, 1998                                        4

             Statements of earnings for the twenty-eight weeks
               ended July 11, 1999 and July 12, 1998                                        5

             Statements of cash flows for the twenty-eight weeks ended July 11,
               1999 and July 12, 1998                                                       7

             Notes to unaudited financial statements                                        8

     Item 2. Management's discussion and analysis of
                 financial condition and results of operations                             10

     Item 3. Quantitative and qualitative disclosures about market risk                    16

 Part II - Other Information

     Item 4. Submission of Matters to a Vote of Security Holders                           17

     Item 6. Exhibits and reports on Form 8-K                                              17

Signatures                                                                                 18

                                O'Charley's Inc.
                                 Balance Sheets

                             (dollars in thousands)

                                                                   July 11,     December 27,
                                                                     1999           1998
                                                                  ---------      ---------
                                Assets
Current Assets:
     Cash and cash equivalents                                    $     878      $   3,068
     Accounts receivable                                              2,583          2,371
     Inventories                                                      8,077          7,029
     Preopening costs                                                    --          2,074
     Deferred income taxes                                              869            143
     Other current assets                                             3,601          2,553
                                                                  ---------      ---------
            Total current assets                                     16,008         17,238

Property and Equipment, net                                         199,586        174,196

Other Assets                                                          2,168          2,348
                                                                  ---------      ---------
                                                                  $ 217,762      $ 193,782
                                                                  =========      =========


            Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable                                             $   9,316      $   6,941
     Accrued payroll and related expenses                             6,582          5,104
     Accrued expenses                                                 6,901          7,351
     Federal, state and local taxes                                   5,753          3,984
     Current portion of long-term debt and capitalized leases         5,297          5,429
                                                                  ---------      ---------
            Total current liabilities                                33,849         28,809

Deferred Income Taxes                                                 4,290          4,290

Long-Term Debt                                                       50,494         35,566

Capitalized Lease Obligations                                        13,475         16,343

Shareholders' Equity:
     Common stock - No par value; authorized, 50,000,000
       shares; issued and outstanding, 15,425,650 in 1999
       and 15,394,128 in 1998                                        66,115         65,986
     Additional paid-in capital                                         509            509
     Accumulated other comprehensive loss, net of tax                  (103)          (103)
     Retained earnings                                               49,133         42,382
                                                                  ---------      ---------
                                                                    115,654        108,774
                                                                  ---------      ---------
                                                                  $ 217,762      $ 193,782
                                                                  =========      =========

                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
               Twelve Weeks Ended July 11, 1999 and July 12, 1998

                                                            1999           1998
                                                          ---------      ---------
                                                           (in thousands, except
                                                              per share data)
Revenues:
     Restaurant sales                                     $  69,490      $  56,021
     Commissary sales                                           735            568
                                                          ---------      ---------
                                                             70,225         56,589
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                 23,166         19,320
         Payroll and benefits                                21,136         17,024
         Restaurant operating costs                           9,806          7,886
     Cost of commissary sales                                   695            532
     Advertising, general and administrative expenses         4,422          3,479
     Depreciation and amortization                            3,245          3,023
     Preopening costs                                         1,165             --
                                                          ---------      ---------
                                                             63,635         51,264
                                                          ---------      ---------

Income from Operations                                        6,590          5,325

Other (Income) Expense:
     Interest expense, net                                      965            639
     Other, net                                                  43            (56)
                                                          ---------      ---------
                                                              1,008            583
                                                          ---------      ---------
Earnings Before Income Taxes                                  5,582          4,742

Income Taxes                                                  1,953          1,659
                                                          ---------      ---------
Net Earnings                                              $   3,629      $   3,083
                                                          =========      =========

Basic Earnings per Share:
     Earnings per Common Share                            $    0.24      $    0.20
                                                          =========      =========
     Weighted Average Common Shares Outstanding              15,420         15,323
                                                          =========      =========
Diluted Earnings per Share:
     Earnings per Common Share                            $    0.22      $    0.19
                                                          =========      =========
     Weighted Average Common Shares Outstanding              16,640         16,481
                                                          =========      =========




                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
            Twenty-Eight Weeks Ended July 11, 1999 and July 12, 1998

                                                            1999           1998
                                                          ---------      ---------
                                                           (in thousands, except
                                                              per share data)
Revenues:
     Restaurant sales                                     $ 156,345      $ 126,078
     Commissary sales                                         1,729          1,461
     Franchise revenue                                           --             11
                                                          ---------      ---------
                                                            158,074        127,550
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                 52,225         43,671
         Payroll and benefits                                47,670         38,464
         Restaurant operating costs                          22,091         17,764
     Cost of commissary sales                                 1,631          1,369
     Advertising, general and administrative expenses        10,227          8,124
     Depreciation and amortization                            7,097          6,711
     Preopening costs                                         2,459             --
                                                          ---------      ---------
                                                            143,400        116,103
                                                          ---------      ---------

Income from Operations                                       14,674         11,447

Other (Income) Expense:
     Interest expense, net                                    2,140          1,416
     Other, net                                                  75            (39)
                                                          ---------      ---------
                                                              2,215          1,377
                                                          ---------      ---------

Earnings Before Income Taxes and Cumulative
     Effect of Change in Accounting Principle                12,459         10,070

Income Taxes                                                  4,360          3,524
                                                          ---------      ---------

Earnings Before Cumulative Effect of

     Change in Accounting Principle                           8,099          6,546

Cumulative Effect of Change in Accounting

     Principle (net of tax benefit)                          (1,348)            --

                                                          =========      =========
Net Earnings                                              $   6,751      $   6,546
                                                          =========      =========




                       See notes to financial statements.

                                O'Charley's Inc.
                       Statements of Earnings (Continued)
            Twenty-Eight Weeks Ended July 11, 1999 and July 12, 1998

                                                            1999           1998
                                                          ---------      ---------
                                                           (in thousands, except
                                                              per share data)
Basic Earnings per Share:
     Earnings per Common Share Before Cumulative
         Effect of Change in Accounting Principle         $    0.53      $    0.43

     Cumulative Effect of Change in Accounting
         Principle                                        ($   0.09)            --
                                                          ---------      ---------
     Basic Earnings per Common Share                      $    0.44      $    0.43
                                                          =========      =========
     Weighted Average Common Shares Outstanding              15,407         15,303
                                                          =========      =========

Diluted Earnings per Share:
     Earnings per Common Share Before Cumulative
         Effect of Change in Accounting Principle         $    0.49      $    0.40

     Cumulative Effect of Change in Accounting
         Principle                                        ($   0.08)            --
                                                          ---------      ---------
     Diluted Earnings per Common Share                    $    0.41      $    0.40
                                                          =========      =========
     Weighted Average Common Shares Outstanding              16,631         16,409
                                                          =========      =========

                       See notes to financial statements.

                                O'Charley's Inc.
                            Statements of Cash Flows
            Twenty-Eight Weeks Ended July 11, 1999 and July 12, 1998

                                                                     1999          1998
                                                                   --------      --------
                                                                       (in thousands)
Cash Flows from Operating Activities:
     Net earnings                                                  $  6,751      $  6,546
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Cumulative effect of accounting change, net of tax        1,348            --
            Depreciation and amortization                             7,097         5,279
            Amortization of preopening costs                             --         1,432
            Provision for deferred income taxes                          --           400
            Loss on the sale of assets                                   --          (250)
     Changes in assets and liabilities:
         Accounts receivable                                           (212)         (149)
         Inventories                                                 (1,048)       (2,393)
         Additions to preopening costs                                   --        (1,736)
         Other current assets                                        (1,048)         (368)
         Accounts payable                                             2,375         1,319
         Accrued payroll and other accrued expenses                   2,797         1,577
                                                                   --------      --------
                Net cash provided by operating activities            18,060        11,657

Cash Flows from Investing Activities:
     Additions to property and equipment                            (32,514)      (20,669)
     Proceeds from the sale of assets                                    --         1,734
     Other, net                                                         207        (1,093)
                                                                   --------      --------
                Net cash used by investing activities               (32,307)      (20,028)

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                    15,000        11,042
     Payments on long-term debt and capitalized
         lease obligations                                           (3,072)       (2,647)
     Exercise of employee incentive stock options                       129           427
                                                                   --------      --------
                Net cash provided by financing activities            12,057         8,822
                                                                   --------      --------
(Decrease) Increase in Cash                                          (2,190)          451

Cash at Beginning of the Period                                       3,068         1,965
                                                                   --------      --------
Cash at End of the Period                                          $    878      $  2,416
                                                                   ========      ========


                       See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
               Twelve Weeks Ended July 11, 1999 and July 12, 1998

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

Following is a reconciliation of the Company's basic and diluted earnings per share in accordance with FAS 128.

                                                         Twelve weeks ended         Twenty-eight weeks ended
                                                       ----------------------       -------------------------
(In thousands,                                         July 11,      July 12,       July 11,         July 12,
except per share data)                                   1999          1998           1999             1998
-------------------------------------------------       -------       -------       --------         --------
Earnings Before Cumulative Effect of
    Change in Accounting Principle                      $ 3,629       $ 3,083       $  8,099          $ 6,546

Cumulative Effect of Change in
    Accounting Principle (net of tax benefit)                --            --         (1,348)              --
                                                        -------       -------       --------          -------
Net Earnings                                            $ 3,629       $ 3,083       $  6,751          $ 6,546
                                                        =======       =======       ========          =======
Basic Earnings Per Share:
    Weighted average shares outstanding                  15,420        15,323         15,407           15,303
                                                        =======       =======       ========          =======
     Earnings per share before cumulative
         effect of change in accounting principle       $  0.24       $  0.20       $   0.53          $  0.43
     Cumulative effect of accounting change                  --            --          (0.09)              --
                                                        -------       -------       --------          -------
     Basic earnings per share                           $  0.24       $  0.20       $   0.44          $  0.43
                                                        =======       =======       ========          =======
Diluted Earnings Per Share:
     Weighted average shares outstanding                 15,420        15,323         15,407           15,303
      Incremental stock option shares outstanding         1,220         1,158          1,224            1,106
                                                        -------       -------       --------          -------
      Weighted average diluted shares outstanding        16,640        16,481         16,631           16,409
                                                        =======       =======       ========          =======
      Earnings per share before cumulative
         effect of change in accounting principle       $  0.22       $  0.19       $   0.49          $  0.40
     Cumulative effect of accounting change                  --            --          (0.08)              --
                                                        -------       -------       --------          -------
     Diluted earnings per share                         $  0.22       $  0.19       $   0.41          $  0.40
                                                        =======       =======       ========          =======



Options for approximately 826,700 shares were excluded from the 1999 diluted weighted average shares calculation due to these shares being anti-dilutive.

C. New Accounting Pronouncements

    On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5) which is effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity be expensed as incurred. The Company adopted SOP 98-5 effective December 28, 1998. As a result, the Company recognized as a cumulative effect of the accounting change a charge of $1.3 million, net of tax benefit, or $0.08 per diluted share during the first quarter of 1999. The effect of adopting SOP 98-5 on earnings before the cumulative effect of the change in accounting principle was an additional expense of $223,000, or $0.01 per diluted share for the second quarter and $415,000, or $0.02 per diluted share for the twenty-eight weeks ended July 11, 1999.

D. Comprehensive Income

      There were no components of other comprehensive income for the twenty-eight week periods ended July 11, 1999 and July 12, 1998. Comprehensive income for such periods was comprised solely of net earnings.

                                O'Charley's Inc.
Item 2.    Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
            Twenty-Eight Weeks Ended July 11, 1999 and July 12, 1998

RESULTS OF OPERATIONS

GENERAL

At July 11, 1999, we owned and operated 111 O'Charley's restaurants in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. O'Charley's are full service, casual dining restaurants, which appeal to traditional casual dining customers as well as value-oriented customers by offering high quality food at moderate pricing with outstanding service. Our growth strategy is to continue fully penetrating existing and new targeted major metropolitan areas while opening new units in smaller secondary markets in close proximity to our major markets. We operate a commissary for the primary purpose of providing our restaurants with consistent quality food products, which meet our specifications while obtaining the best possible prices for those items. The majority of the food products served in our restaurants are distributed to the stores by the commissary. In addition to purchasing food and supply products, the commissary manufactures certain proprietary products and ages and cuts red meat into steaks in its USDA approved meat facility. All sales from the commissary to the restaurants are eliminated in the consolidated financial statements.

During the first quarter of 1999, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activity", which requires that preopening and start-up costs be expensed as incurred rather than capitalized. Before the accounting change, preopening costs were amortized over one year. The cumulative effect of the accounting change totaled $2.1 million pre-tax and $1.3 million net of tax, or $0.08 per diluted share. Net earnings for the first twenty-eight weeks of 1999 were $6.8 million, or $0.41 per diluted share.

Earnings before the cumulative effect of the change in accounting principle were $8.1 million, or $0.49 per diluted share for the first twenty-eight weeks of 1999 as compared with $6.5 million, or $0.40 per diluted share for the same period in 1998.

The following table reflects changes in the number of Company-owned restaurants for the first half of 1999 and 1998.

         Restaurants                                        1999       1998
         -----------                                        ----       ----
         In operation, beginning of period                    99         82
         Restaurants opened first quarter                      7          5
         Restaurants opened second quarter                     5          4
         Restaurants formerly operated by franchisee          --          1
                                                             ---        ---
         In operation, end of period                         111         92
                                                             ===        ===


Revenues consist almost entirely of restaurant sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Revenues also include commissary sales, which represent sales to outside parties consisting primarily of sales of O'Charley's label food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Consistent with industry trends, liquor sales as a percentage of restaurant sales has declined in each of the last three fiscal years. We have historically maintained a "kids eat free" program where we provide meals from a selected menu to kids 10 years old and under. In select markets, we are currently testing a value oriented kids program where we provide a meal from a kid's menu, which includes a beverage and a dessert for a set price. It is too premature to understand the impact of this test. Early results indicate that we will realize a higher check average and a lower number of customers from the new value kids meals.

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

Depreciation and amortization primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life and in 1998, includes amortization of preopening costs for new restaurants, which includes costs of hiring and training the initial staff and certain other costs. Depreciation and amortization as a percentage of total revenues may increase as the number of new store openings increases.

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

The following table highlights the operating results for the second quarter and the first half of 1999 and 1998 as a percentage of total revenues unless otherwise indicated. Each of the second quarters are comprised of 12 weeks. The first half results are comprised of the first twenty-eight weeks of the fiscal year.

                                                                  Second Quarter           First Twenty-Eight Weeks
                                                              ----------------------       ------------------------
                                                               1999           1998           1999             1998
                                                              ------         ------         ------           ------
REVENUES:
    Restaurant sales                                           99.0%          99.0%          98.9%            98.9%
    Commissary sales                                            1.0%           1.0%           1.1%             1.1%
                                                              ------         ------         ------           ------
                                                              100.0%         100.0%         100.0%           100.0%
COSTS AND EXPENSES:
       Cost of restaurant sales:  (1)
       Cost of food, beverage and supplies                     33.4%          34.5%          33.4%            34.6%
       Payroll and benefits                                    30.4%          30.4%          30.5%            30.5%
       Restaurant operating costs                              14.1%          14.1%          14.1%            14.1%
                                                              ------         ------         ------           ------
                                                               77.9%          79.0%          78.0%            79.2%
                                                              ------         ------         ------           ------
    Restaurant operating margin(2)                             22.1%          21.0%          22.0%            20.8%

    Cost of commissary sales(3)                                94.6%          93.7%          94.3%            93.7%
    Advertising, general and administrative expenses            6.3%           6.1%           6.5%             6.4%
    Depreciation and amortization                               4.6%           5.3%           4.5%             5.3%
    Preopening costs                                            1.7%             --           1.6%               --
                                                              ------         ------         ------           ------
INCOME FROM OPERATIONS                                          9.4%           9.4%           9.3%             9.0%

OTHER (INCOME) EXPENSE:
    Interest expense, net                                       1.4%           1.1%           1.4%             1.1%
    Other, net                                                  0.1%          (0.1%)          0.0%             0.0%
                                                              ------         ------         ------           ------
EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    7.9%           8.4%           7.9%             7.9%

INCOME TAXES                                                    2.8%           2.9%           2.8%             2.8%
                                                              ------         ------         ------           ------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                        5.2%           5.4%           5.1%             5.1%
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                   --             --           (0.8%)             --
                                                              ------         ------         ------           ------
NET EARNINGS                                                    5.2%           5.4%           4.3%             5.1%
                                                              ======         ======         ======           ======

(1)  As a percentage of restaurant sales.
(2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.
(3)  As a percentage of commissary sales.

SECOND QUARTER AND FIRST HALF OF 1999 VERSUS SECOND QUARTER AND FIRST HALF OF
1998

TOTAL REVENUES in the second quarter of 1999 increased $13.6 million, or 24.1%, to $70.2 million from $56.6 million in the second quarter of 1998 primarily as a result of an increase in restaurant sales of $13.5 million, or 24.0%. For the first twenty-eight weeks of 1999, total revenues increased $30.5 million, or 23.9%, to $158.1 million from $127.6 million in 1998 as restaurant sales increased $30.3 million and commissary sales increased $268,000. The increase in restaurant sales was attributable to additional units in operation in 1999 and increases in same store sales. We operated 19 additional units in each of the first and second quarters of 1999 as compared to the same periods in 1998. In 1999, we opened seven new units in the first quarter and five new units in the second quarter. Same store sales increased in the second quarter by 2.9% and increased in the first twenty-eight weeks by 3.4%. In March 1999 we increased menu prices by approximately 2%.

COST OF FOOD, BEVERAGE AND SUPPLIES in the second quarter of 1999 increased $3.8 million, or 19.9%, to $23.2 million from $19.3 million in the second quarter of 1998. As a percentage of restaurant sales, cost of food, beverage and supplies decreased to 33.4% in the second quarter of 1999 from 34.5% in the second quarter of 1998. For the first twenty-eight weeks of 1999, cost of food, beverage and supplies increased $8.6 million, or 19.6%, to $52.2 million from $43.7 million in the same period of 1998. As a percentage of restaurant sales, these costs decreased to 33.4% in the first half of 1999 from 34.6% in the first half of 1998. We attribute these lower food cost percentages primarily to three factors: we took a menu price increase in March 1999 which increased the average check, the cost of several food items decreased, and we improved our purchasing and operating efficiencies in our stores and in our commissary. The above improvements were partially offset by an increase in red meat costs. For the remainder of 1999, we expect nominal increases in the cost of food items and expect to experience the normal seasonal fluctuations for certain items, including produce and poultry, and we expect red meat costs to remain higher. There can be no assurance that events outside our control will not result in increased food costs.

PAYROLL AND BENEFITS in the second quarter of 1999 increased $4.1 million, or 24.2%, to $21.1 million from $17.0 million in the second quarter of 1998. As a percentage of restaurant sales, payroll and benefits remained at 30.4%. For the first twenty-eight weeks of 1999, payroll and benefits increased $9.2 million, or 23.9%, to $47.7 million from $38.5 million in the same period of 1998. As a percentage of restaurant sales, payroll and benefits remained at 30.5% for the first twenty-eight weeks of 1999. Wage rates and salaries for restaurant support staff and management continued to increase in 1999. Those higher wages and salaries were offset due to the economies achieved from higher average unit sales volumes.

RESTAURANT OPERATING COSTS in the second quarter of 1999 increased $1.9 million, or 24.3%, to $9.8 million from $7.9 million in the second quarter of 1998. For the first twenty-eight weeks of 1999, restaurant operating costs increased $4.3 million, or 24.4%, to $22.1 million from $17.8 million in 1998. Restaurant operating costs, as a percentage of restaurant sales, remained at 14.1% for each of the second quarters and first half of the years. We continued to see lower restaurant operating costs for certain expense items as a percentage of restaurant sales due to the economies generated from higher average unit volumes. These improvements were offset by higher salary, bonus and training expenses. Additionally, we entered two new major markets in 1999, Charlotte, North Carolina in the first quarter and Columbus, Ohio in the second quarter, which increased certain supervision costs. Typically, we incur higher initial supervision and other operating costs when entering new markets.

RESTAURANT OPERATING MARGIN in the second quarter of 1999 increased $3.6 million, or 30.5%, to $15.4 million from $11.8 million in the second quarter of 1998. For the first twenty-eight weeks of 1999, restaurant operating margin increased $8.2 million, or 31.2%, to $34.4 million from $26.2 million in the same period of 1998.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES in the second quarter of 1999 increased $943,000, or 27.1%, to $4.4 million from $3.5 million in the second quarter of 1998. As a percentage of total revenue, advertising, general and administrative expenses increased to 6.3% from 6.1% in the second quarter of 1998. This increase is primarily attributable to an increase in the amount of advertising expenditures to 2.7% of sales in 1999 from 2.6% of sales in 1998. Overall advertising expenditures were $1.9 million in 1999, an increase of 30.5% from the $1.5 million expended in 1998. General and administrative expenses increased 24.7% to $2.5 million in 1999 from $2.0 million in 1998. General and administrative expenses increased due primarily to higher incentive bonus compensation, increased salaries, employee benefits and legal expenses. For the first twenty-eight weeks of 1999, advertising, general and administrative expenses increased $2.1 million, or 25.9% to $10.2 million from $8.1 million in 1998. As a percentage of revenue, advertising, general and administrative expenses increased to 6.5% in the first half of 1999 from 6.4% for the same period in 1998. Advertising expenditures in the first half of 1999 increased $1.0 million, or 29% to $4.3 million from $3.4 million in 1998. As a percentage of revenue, advertising increased to 2.7% in the first half of 1999 from 2.6% in 1998.

DEPRECIATION AND AMORTIZATION in the second quarter of 1999 increased $222,000 to $3.2 million from $3.0 million in the second quarter of 1998. We adopted SOP 98-5 in the first quarter of 1999, which requires preopening costs to be expensed as incurred. Previously, we capitalized preopening costs and amortized these amounts over one year from the opening of each store. The depreciation and amortization expense in the second quarter of 1998 included preopening cost amortization of $650,000. Preopening costs are now recorded in a separate line item category and the depreciation and amortization line, beginning in 1999, no longer includes any preopening cost amortization. Excluding the preopening cost amortization, depreciation expense in the second quarter of 1999 increased $872,000 or 36.7%, to $3.2 million from $2.4 million in 1998, and on a year-to-date basis, depreciation expense increased $1.8 million, or 34.4% to $7.1 million from $5.3 million in 1998. The increase in depreciation expense is primarily attributable to additional capital expenditures for new units and for the remodeling of certain existing stores.

PREOPENING COSTS, excluding the one-time cumulative adjustment for the change in accounting principle as measured under SOP 98-5, were $1.2 million in the second quarter of 1999 and $2.5 million for the first twenty-eight weeks of 1999. Preopening costs includes operating costs and expenses incurred prior to a new restaurant opening. This new accounting method affects when preopening costs are expensed and may impact earnings relative to the previous method from quarter to quarter and year to year depending on when these costs are incurred. We typically incur average preopening costs of approximately $190,000 for each new store. The amount of preopening costs incurred in any one quarter will include costs associated with new stores opened during that particular quarter and most likely will include costs associated with stores expected to open subsequent to the quarter. As a percentage of total revenue, preopening costs were 1.7% and 1.6% in the second quarter and first half of 1999, respectively, as compared with preopening cost amortization of 1.1% of total revenue in each corresponding period in 1998.

INCOME FROM OPERATIONS in the second quarter of 1999 increased $1.3 million, or 23.7%, to $6.6 million from $5.3 million in 1998. For the first twenty-eight weeks of 1999, income from operations increased $3.2 million or 28.2% to $14.7 million from $11.4 million in 1998.

INTEREST EXPENSE in the second quarter of 1999 increased $326,000, or 51.0%, to $965,000 from $639,000 in 1998. For the first twenty-eight weeks, interest expense increased $724,000, or 51.1% to $2.1 million from $1.4 million in 1998. This increase is primarily related to the increased borrowings under our revolving line of credit. During the fourth quarter of 1997, we reduced our long-term debt by $34.7 million with the net proceeds received from the sale of common stock, which reduced interest expense in the first quarter of 1998.

EARNINGS FOR THE SECOND QUARTER increased $546,000 or 17.7%, to $3.6 million from $3.1 million in 1998.

THE CUMULATIVE EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE, recorded in the first quarter of 1999 and included in the results for the first twenty-eight weeks, represented the write-off of unamortized preopening costs in accordance with SOP 98-5. The $2.1 million of unamortized preopening costs remaining on our balance sheet at December 28, 1998 was written off in this one-time adjustment. After adjusting for the tax benefit, the net cumulative adjustment was $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our bank credit facilities and capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants.

Property and equipment expenditures were $32.5 million in the first twenty-eight weeks of 1999. These expenditures were made primarily for new stores opened during the year, stores under construction at July 11, 1999 and for improvements to existing restaurants. Additionally, we repaid $3.1 million in principal on our long-term debt and capitalized lease obligations. These cash outlays were funded primarily by $18.1 million in cash provided by operations and net borrowings of $15.0 million under our revolving credit agreement (the "Revolver"). Total sources and uses of cash decreased available cash by $2.2 million in 1999.

For the remainder of 1999, we believe we will incur additional capital expenditures of approximately $17 to $20 million for the planned six additional new restaurants in 1999, for improvements to existing units and our commissary and for the purchase and construction for certain stores expected to open in 2000. As of July 11, 1999, we had seven restaurants under construction, three of which are expected to open during the third quarter of 1999. In addition, we have plans for several new capital projects in 1999 for our commissary including approximately $3.5 million for a new freezer and the possible purchase of the existing commissary and home office land and building facilities which are currently under an operating lease. The purchase of the commissary and home office facilities is currently being considered and, if purchased, we estimate the cost to be approximately $5.0 to $6.0 million. Financing to fund these projects is currently being evaluated and may include borrowings under the Revolver and off balance sheet financing. Actual capital expenditures in 1999 may vary from the above estimate based on a number of factors, including the timing of additional purchases of future restaurant sites. We intend to continue financing the furniture, fixtures and equipment for our new stores with capitalized lease obligations.

The Revolver provides for a maximum borrowing capacity of $100 million. As of July 11, 1999, $50.0 million was outstanding under the Revolver and bore interest at an average rate of 5.7%. The Revolver matures on November 30, 2001, which may be extended annually by one year, at the participating banks' option, on each anniversary of the Revolver. The Revolver imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers and the payment of dividends.

Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions. At July 11, 1999, the working capital deficiency and the current ratio were $17.8 million and 0.5 to 1, respectively.

On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 5.0% of our outstanding common stock. As of July 11, 1999 approximately 14,000 shares had been repurchased. While we do not anticipate repurchasing any additional shares at this time, we continually evaluate the best uses of our capital and may buy back additional shares in the future.

For the next twelve months, we believe that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance our operations and expected capital outlays. Our growth strategy includes the consideration of acquisitions or strategic joint ventures. Any such acquisitions, or joint ventures on other growth opportunities may require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities.

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

We are considering the impact of the year 2000 issues on our business and operations, and we have a remediation plan. We have completed testing of our information technology ("IT") systems, and we are compliant. We have completed inquiries to our suppliers and other third-party entities with which we have business relations as to their own year 2000 issues. We are in the process of developing contingency plans to be implemented in the event any IT system, non-IT system, third party or supplier is not year 2000 compliant by January 1, 2000. We expense all costs associated with system changes as the costs are incurred. A significant portion of our year 2000-related costs are already included in our software support agreements; therefore, we do not believe the year 2000 issues will have a significant impact on our operations or liquidity. However, the malfunction or complete failure of our systems would likely have a material adverse effect on the results of operations and financial condition of the Company. Should the remaining review of our year 2000 risks reveal potentially non-compliant systems or material third-party risks, contingency plans will be developed to address the deficiencies revealed at that time. Our statements regarding year 2000 issues are dependent on many factors, some of which are beyond our control. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our operations, liquidity or financial condition.

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

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting, the Shareholders elected three Class III directors to hold office for a term of three years and until their successors are elected and qualified. The following table sets forth the votes cast for and withhold/abstain with respect to each of the director nominees:

       Director                            For                        Abstain
       --------                            ---                        -------
       Richard Reiss, Jr.               9,590,597                    1,588,568
       G. Nicholas Spiva               11,166,009                       13,156
       Shirley A. Zeitlin               7,689,737                    3,489,428

       In addition to the foregoing directors, the following table sets forth the other members of the Board of directors whose terms of office continued after the meeting and the year in which his term expires:

       Name                                 Term Expires
       ----                                 ------------
       John W. Stokes, Jr.                      2001
       H. Steve Tidwell                         2001
       Samuel H. Howard                         2001
       Gregory L. Burns                         2000
       Steven J. Hislop                         2000
       C. Warren Neel                           2000


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

                 27.1 -  Financial Data Schedule (for SEC use only)

   (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the twelve weeks ended July 11, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   O'Charley's Inc.
                                     (Registrant)

    Date:  August 25, 1999                By: /s/ Gregory L. Burns
           ---------------------              ----------------------------------
                                              Gregory L. Burns
                                              Chief Executive Officer

    Date:  August 25, 1999                By: /s/ A. Chad Fitzhugh
           ---------------------              ----------------------------------
                                              A. Chad Fitzhugh
                                              Chief Financial Officer