Form 10-Q
period 1999-10-03
O CHARLEYS INC
filed 1999-11-17
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 3, 1999

                         Commission file number O-18629
                                               ----------

                                O'Charley's Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)


             Tennessee                                     62-1192475
  --------------------------------                      ------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)


3038 Sidco Drive, Nashville, Tennessee                        37204
- ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


                                 (615)256-8500
                                 -------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



      Class                                Outstanding as of November 12, 1999
      -----                                -----------------------------------

Common Stock, no par value                           15,639,392 shares



                                O'Charley's Inc.

                                    Form 10-Q

                        For Quarter Ended October 3, 1999


                                      Index

                                                                        Page No.
                                                                        --------
Part I -  Financial Statements

     Item 1. Financial statements:
             Balance sheets as of October 3, 1999 and
               December 27, 1998                                            3

          Statements of earnings for the twelve weeks
             ended October 3, 1999 and October 4, 1998                      4

          Statements of earnings for the forty weeks
             ended October 3, 1999 and October 4, 1998                      5

          Statements of cash flows for the forty weeks
             ended October 3, 1999 and October 4, 1998                      7

          Notes to unaudited financial statements                           8

     Item 2. Management's discussion and analysis of
             financial condition and results of operations                  10

     Item 3. Quantitative and qualitative disclosures about market risk     17

 Part II - Other Information

     Item 6. Exhibits and reports on Form 8-K                               18

   Signatures                                                               19


                                O'Charley's Inc.
                                 Balance Sheets

                             (dollars in thousands)

                                                                      October 3,     December 27,
                                                                         1999            1998
                                                                      ----------     ------------
                                Assets
Current Assets:
        Cash and cash equivalents                                     $     694       $   3,068
        Accounts receivable                                               2,685           2,371
        Inventories                                                       9,220           7,029
        Preopening costs                                                   --             2,074
        Deferred income taxes                                               869             143
        Other current assets                                              3,115           2,553
                                                                      ---------       ---------
                Total current assets                                     16,583          17,238

Property and Equipment, net                                             210,073         174,196

Other Assets                                                              2,171           2,348
                                                                      ---------       ---------
                                                                      $ 228,827       $ 193,782
                                                                      =========       =========

                Liabilities and Shareholders' Equity
Current Liabilities:
        Accounts payable                                              $   8,164       $   6,941
        Accrued payroll and related expenses                              6,427           5,104
        Accrued expenses                                                  6,834           7,351
        Federal, state and local taxes                                    6,432           3,984
        Current portion of long-term debt and capitalized leases          6,079           5,429
                                                                      ---------       ---------
                Total current liabilities                                33,936          28,809

Deferred Income Taxes                                                     4,250           4,290

Long-Term Debt                                                           54,463          35,566

Capitalized Lease Obligations                                            16,177          16,343

Shareholders' Equity:
        Common stock - No par value; authorized, 50,000,000
          shares; issued and outstanding, 15,533,317 in 1999
          and 15,394,128 in 1998                                         66,715          65,986
        Additional paid-in capital                                          509             509
        Accumulated other comprehensive loss, net of tax                   (177)           (103)
        Retained earnings                                                52,954          42,382
                                                                      ---------       ---------
                                                                        120,001         108,774
                                                                      ---------       ---------
                                                                      $ 228,827       $ 193,782
                                                                      =========       =========


                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
             Twelve Weeks Ended October 3, 1999 and October 4, 1998




                                                            1999          1998
                                                           -------      --------
                                                   (in thousands, except per share data)
Revenues:
     Restaurant sales                                      $71,466      $ 57,799
     Commissary sales                                          682           452
                                                           -------      --------
                                                            72,148        58,251
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                24,004        20,109
         Payroll and benefits                               21,532        17,316
         Restaurant operating costs                         10,345         8,144
     Cost of commissary sales                                  643           433
     Advertising, general and administrative expenses        4,459         3,763
     Depreciation and amortization                           3,361         3,208
     Preopening costs                                          910          --
                                                           -------      --------
                                                            65,254        52,973
                                                           -------      --------

Income from Operations                                       6,894         5,278

Other (Income) Expense:
     Interest expense, net                                   1,009           656
     Other, net                                                  6           (66)
                                                           -------      --------
                                                             1,015           590
                                                           -------      --------

Earnings Before Income Taxes                                 5,879         4,688

Income Taxes                                                 2,058         1,641
                                                           -------      --------

Net Earnings                                               $ 3,821      $  3,047
                                                           =======      ========

Basic Earnings per Share
     Earnings per Common Share                             $  0.25      $   0.20
                                                           =======      ========

     Weighted Average Common Shares Outstanding             15,432        15,387
                                                           =======      ========

Diluted Earnings per Share:
     Earnings per Common Share                             $  0.23      $   0.19
                                                           =======      ========

     Weighted Average Common Shares Outstanding             16,702        16,339
                                                           =======      ========



                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
              Forty Weeks Ended October 3, 1999 and October 4, 1998


                                                             1999            1998
                                                           ---------       ---------
                                                     (in thousands, except per share data)
Revenues:
     Restaurant sales                                      $ 227,811       $ 183,877
     Commissary sales                                          2,411           1,913
     Franchise revenue                                          --                11
                                                           ---------       ---------
                                                             230,222         185,801
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                  76,229          63,780
         Payroll and benefits                                 69,202          55,780
         Restaurant operating costs                           32,436          25,908
     Cost of commissary sales                                  2,274           1,802
     Advertising, general and administrative expenses         14,686          11,887
     Depreciation and amortization                            10,458           9,919
     Preopening costs                                          3,369            --
                                                           ---------       ---------
                                                             208,654         169,076
                                                           ---------       ---------

Income from Operations                                        21,568          16,725

Other (Income) Expense:
     Interest expense, net                                     3,149           2,072
     Other, net                                                   81            (105)
                                                           ---------       ---------
                                                               3,230           1,967
                                                           ---------       ---------

Earnings Before Income Taxes and Cumulative
     Effect of Change in Accounting Principle                 18,338          14,758

Income Taxes                                                   6,418           5,165
                                                           ---------       ---------

Earnings Before Cumulative Effect of
     Change in Accounting Principle                           11,920           9,593

Cumulative Effect of Change in Accounting
     Principle (net of tax benefit)                           (1,348)           --

                                                           =========       =========
Net Earnings                                               $  10,572       $   9,593
                                                           =========       =========




                       See notes to financial statements.

                                O'Charley's Inc.
                             Statements of Earnings
             Forty Weeks Ended October 3, 1999 and October 4, 1998



                                                                      1999             1998
                                                                     ------           ------
                                                            (in thousands, except per share data)
Basic Earnings per Share

        Earnings per Common Share Before Cumulative
                Effect of Change in Accounting Principle             $ 0.77            $0.63

        Cumulative Effect of Change in Accounting
                Principle                                            ($0.09)              --
                                                                     ------           ------

        Basic Earnings per Common Share                               $0.68            $0.63
                                                                     ======           ======
        Weighted Average Common Shares Outstanding                   15,415           15,328
                                                                     ======           ======

Diluted Earnings per Share:

        Earnings per Common Share Before Cumulative
                Effect of Change in Accounting Principle              $0.72            $0.59

        Cumulative Effect of Change in Accounting
                Principle                                            ($0.08)              --
                                                                     ------           ------

        Diluted Earnings per Common Share                             $0.64            $0.59
                                                                     ======           ======

        Weighted Average Common Shares Outstanding                   16,652           16,388
                                                                     ======           ======




                       See notes to financial statements.

                                O'Charley's Inc.
                            Statements of Cash Flows
              Forty Weeks Ended October 3, 1999 and October 4, 1998


                                                                      1999          1998
                                                                    --------       --------
                                                                        (in thousands)
Cash Flows from Operating Activities:
     Net earnings                                                   $ 10,572       $  9,593
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Cumulative effect of accounting change, net of tax         1,348           --
            Depreciation and amortization                             10,458          7,794
            Amortization of preopening costs                            --            2,125
            Provision for deferred income taxes                          (40)           400
            Loss (gain) on the sale and involuntary
               conversion of assets                                       35           (522)
     Changes in assets and liabilities:
         Accounts receivable                                            (314)           (23)
         Inventories                                                  (2,191)        (1,728)
         Additions to preopening costs                                  --           (2,544)
         Other current assets                                           (562)            36
         Accounts payable                                              1,223            679
         Accrued payroll and other accrued expenses                    3,254          2,040
                                                                    --------       --------
                Net cash provided by operating activities             23,783         17,850

Cash Flows from Investing Activities:
     Additions to property and equipment                             (41,443)       (34,756)
     Proceeds from the sale and involuntary
        conversion of assets                                            --            2,234
     Other, net                                                           91         (1,000)
                                                                    --------       --------
                Net cash used by investing activities                (41,352)       (33,522)

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                     19,000         19,300
     Payments on long-term debt and capitalized
         lease obligations                                            (4,534)        (3,885)
     Exercise of employee incentive stock options                        729            621
                                                                    --------       --------
                Net cash provided by financing activities             15,195         16,036
                                                                    --------       --------

(Decrease) Increase in Cash                                           (2,374)           364

Cash and cash equivalents at Beginning of the Period                   3,068          1,965
                                                                    --------       --------

Cash and cash equivalents at End of the Period                      $    694       $  2,329
                                                                    ========       ========


                       See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
             Twelve Weeks Ended October 3, 1999 and October 4, 1998

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

Following is a reconciliation of the Company's basic and diluted earnings per share in accordance with FAS 128.


                                                       Twelve weeks ended            Forty weeks ended
                                                       ------------------            -----------------
(In thousands,                                       October 3,    October 4,    October 3,       October 4,
except per share data)                                  1999          1998         1999              1998
- -----------------------------------------------------------------------------    ---------------------------

Earnings Before Cumulative Effect of
    Change in Accounting Principle                  $  3,821       $ 3,047       $ 11,920          $ 9,593

Cumulative Effect of Change in
    Accounting Principle (net of tax benefit)             --            --         (1,348)              --
                                                    ----------------------       -------------------------
Net Earnings                                        $  3,821       $ 3,047       $ 10,572          $ 9,593
                                                    ======================       =========================
Basic Earnings Per Share:
    Weighted average shares outstanding               15,432        15,387         15,415           15,328
                                                    ======================       =========================
    Earnings per share before cumulative
        effect of change in accounting principle    $   0.25       $  0.20       $   0.77          $  0.63

    Cumulative effect of accounting change                --            --          (0.09)              --
                                                    ----------------------       -------------------------
    Basic earnings per share                        $   0.25       $  0.20       $   0.68          $  0.63
                                                    ======================       =========================
Diluted Earnings Per Share:
    Weighted average shares outstanding               15,432        15,387         15,415           15,328
    Incremental stock option shares outstanding        1,270           952          1,237            1,060
                                                    ----------------------       -------------------------
    Weighted average diluted shares outstanding       16,702        16,339         16,652           16,388
                                                    ======================       =========================

    Earnings per share before cumulative
       effect of change in accounting principle     $   0.23       $  0.19       $   0.72          $  0.59

    Cumulative effect of accounting change                --            --          (0.08)              --
                                                    ----------------------       -------------------------
    Diluted earnings per share                      $   0.23       $  0.19       $   0.64          $  0.59
                                                    ======================       =========================

C. New Accounting Pronouncements

    On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5) which is effective for financial statements issued for fiscal years beginning after December 15, 1998. The SOP requires that costs incurred during a start-up activity be expensed as incurred. The Company adopted SOP 98-5 effective December 28, 1998. As a result, the Company recognized as a cumulative effect of the accounting change a charge of $1.3 million, net of tax benefit, or $0.08 per diluted share during the first quarter of 1999. The effect of adopting SOP 98-5 on earnings before the cumulative effect of the change in accounting principle was a reduction of expense of $176,000, or $0.01 per diluted share for the third quarter and additional expense of $239,000, or $0.01 per diluted share for the forty weeks ended October 3, 1999.

D. Comprehensive Income

      Comprehensive income consists of net income and other comprehensive income attributable to unrealized losses on available for sale securities. Other comprehensive loss for the twelve and fifty week periods in 1999 and 1998 was $74,000 and $187,000 respectively.

Item 2.     Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

RESULTS OF OPERATIONS

GENERAL

At October 3, 1999, we owned and operated 114 O'Charley's restaurants in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. O'Charley's are full service, casual dining restaurants, which appeal to traditional casual dining customers as well as value-oriented customers by offering high quality food at moderate pricing with outstanding service. Our growth strategy is to continue fully penetrating existing and new targeted major metropolitan areas while opening new units in smaller secondary markets in close proximity to our major markets. We operate a commissary for the primary purpose of providing our restaurants with consistent quality food products that meet our specifications while obtaining the best possible prices for those items. The majority of the food products served in our restaurants are distributed to the stores by the commissary. In addition to purchasing food and supply products, the commissary manufactures certain proprietary products and ages and cuts red meat into steaks in its USDA approved meat facility. All sales from the commissary to the restaurants are eliminated in the consolidated financial statements.

During the first quarter of 1999, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires that preopening and start-up costs be expensed as incurred rather than capitalized. Before the accounting change, preopening costs were amortized over one year. The cumulative effect of the accounting change totaled $2.1 million pre-tax and $1.3 million net of tax, or $0.08 per diluted share. Net earnings for the first forty weeks of 1999 were $10.6 million, or $0.64 per diluted share.

Earnings before the cumulative effect of the change in accounting principle were $11.9 million, or $0.72 per diluted share, for the first forty weeks of 1999 as compared with $9.6 million, or $0.59 per diluted share, for the same period in 1998.

The following table reflects changes in the number of Company-owned restaurants for the first three quarters of 1999 and 1998.


       Restaurants                                       1999         1998
       -------------------------------------------------------------------
       In operation, beginning of period                  99           82
       Restaurants opened first quarter                    7            5
       Restaurants opened second quarter                   5            4
       Restaurants opened third quarter                    3            4
       Restaurants formerly operated by franchisee        --            1
                                                       ------------------
       In operation, end of period                       114           96
                                                       ==================


Revenues consist almost entirely of restaurant sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Revenues also include commissary sales, which represent sales to outside parties consisting primarily of sales of O'Charley's label food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Consistent with industry trends, liquor sales as a percentage of restaurant sales has declined in each of the last three fiscal years. We have historically maintained a "kids eat free" program where we provide meals from a selected menu to kids 10 years old and under. In select markets, we are currently testing a value oriented kids program where we provide a meal from a kid's menu, which includes a beverage and a dessert for a set price. It is too premature to evaluate the results of this test. Early results indicate that we will realize a higher check average and a lower number of customers at restaurants that implement the value oriented kid's program.

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

Beginning in the first quarter of 1999, we expense preopening costs as incurred in accordance with SOP 98-5. This new accounting method affects when preopening costs are expensed and may impact earnings relative to the previous method from quarter to quarter and year to year depending on the timing and number of new store openings and when these costs are incurred. We will continue to capture preopening costs and these costs, beginning in 1999, are recorded in a new line item category on the statement of earnings. The depreciation and amortization category, beginning in 1999, no longer includes any preopening costs or amortization thereon.

The following table highlights the operating results for the third quarter and the first three quarters of 1999 and 1998 as a percentage of total revenues unless otherwise indicated. Each of the third quarters are comprised of 12 weeks. The first three quarters results are comprised of the first forty weeks of the fiscal year.


                                                          Third Quarter               First Forty Weeks
                                                      -------------------           ---------------------
                                                        1999        1998             1999            1998
                                                        ----        ----              ----           ----
REVENUES:
    Restaurant sales                                    99.1%       99.2%           99.0%            99.0%
    Commissary sales                                      .9%          8%            1.0%             1.0%
                                                      -------------------           ----------------------
                                                       100.0%      100.0%           100.0%          100.0%
COSTS AND EXPENSES:
       Cost of restaurant sales: (1)
       Cost of food, beverage and supplies              33.6%       34.8%            33.5%           34.7%
       Payroll and benefits                             30.1%       30.0%            30.4%           30.3%
       Restaurant operating costs                       14.5%       14.1%            14.2%           14.1%
                                                      -------------------           ----------------------
                                                        78.2%       78.9%            78.1%           79.1%
                                                      -------------------           ----------------------

    Restaurant operating margin (2)                     21.8%       21.1%            21.9%           20.9%

    Cost of commissary sales (3)                        94.3%       95.8%            94.3%           94.2%
    Advertising, general and administrative expenses     6.2%        6.5%             6.4%            6.4%
    Depreciation and amortization                        4.7%        5.5%             4.5%            5.3%
    Preopening costs                                     1.3%         --              1.5%             --
                                                      -------------------           ----------------------
INCOME FROM OPERATIONS                                   9.6%        9.1%             9.4%            9.0%

OTHER (INCOME) EXPENSE:
    Interest expense, net                                1.4%        1.1%             1.4%            1.1%
    Other, net                                            --        (0.1%)             --            (0.1%)
                                                      -------------------           ----------------------

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             8.1%        8.0%             8.0%            7.9%

INCOME TAXES                                             2.9%        2.8%             2.8%            2.8%
                                                      -------------------           ----------------------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                 5.3%        5.2%             5.2%            5.2%

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                            --          --             (0.6%)            --
                                                      -------------------           ----------------------
NET EARNINGS                                             5.3%        5.2%             4.6%            5.2%
                                                      ===================           ======================


       (1) As a percentage of restaurant sales.
       (2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.
       (3) As a percentage of commissary sales.

THIRD QUARTER AND FIRST FORTY WEEKS OF 1999 VERSUS THIRD QUARTER AND FIRST FORTY WEEKS OF 1998

TOTAL REVENUES in the third quarter of 1999 increased $13.9 million, or 23.8%, to $72.1 million from $58.2 million in the third quarter of 1998 primarily as a result of an increase in restaurant sales of $13.7 million, or 23.7%. For the first forty weeks of 1999, total revenues increased $44.4 million, or 23.9%, to $230.2 million from $185.8 million in 1998 as restaurant sales increased $43.9 million and commissary sales increased $498,000. The increase in restaurant sales was attributable to additional units in operation in 1999 and increases in same store sales. We operated 19 additional units in each of the first and second quarters and 18 additional units in the third quarter of 1999 as compared to the same periods in 1998. Same store sales increased in the third quarter by 2.5% and increased in the first forty weeks by 3.3%. In March 1999, we increased menu prices by approximately 2%.

COST OF FOOD, BEVERAGE AND SUPPLIES in the third quarter of 1999 increased $3.9 million, or 19.4%, to $24.0 million from $20.1 million in the third quarter of 1998. As a percentage of restaurant sales, cost of food, beverage and supplies decreased to 33.6% in the third quarter of 1999 from 34.8% in the third quarter of 1998. For the first forty weeks of 1999, cost of food, beverage and supplies increased $12.4 million, or 19.5%, to $76.2 million from $63.8 million in the same period of 1998. As a percentage of restaurant sales, these costs decreased to 33.5% in the first three quarters of 1999 from 34.7% in the first three quarters of 1998. We attribute these lower food cost percentages primarily to three factors: we took a menu price increase in March 1999, which increased the average check; the cost of several food items decreased; and we improved our purchasing and operating efficiencies in our stores and in our commissary. The above improvements were partially offset by an increase in red meat costs. For the remainder of 1999, we expect nominal increases in the cost of food items and expect to experience the normal seasonal fluctuations for certain items, including produce and poultry. Currently, we are anticipating further increases in red meat cost in 2000 but cannot quantify the impact of these possible increases at this time. There can be no assurance that events outside our control will not result in increased food costs.

PAYROLL AND BENEFITS in the third quarter of 1999 increased $4.2 million, or 24.3%, to $21.5 million from $17.3 million in the third quarter of 1998. As a percentage of restaurant sales, payroll and benefits increased slightly to 30.1% in the third quarter of 1999 from 30.0% in the third quarter of 1998. For the first forty weeks of 1999, payroll and benefits increased $13.4 million, or 24.0%, to $69.2 million from $55.8 million in the same period of 1998. As a percentage of restaurant sales, payroll and benefits increased slightly to 30.4% in the first three quarters of 1999 from 30.3% in the first three quarters of 1998. Wage rates and salaries for restaurant support staff and management continued to increase in 1999. Those higher wages and salaries were partially offset by the economies achieved from higher average unit sales volumes.

RESTAURANT OPERATING COSTS in the third quarter of 1999 increased $2.2 million, or 27.2%, to $10.3 million from $8.1 million in the third quarter of 1998. For the first forty weeks of 1999, restaurant operating costs increased $6.5 million, or 25.1%, to $32.4 million from $25.9 million in 1998. Restaurant operating costs, as a percentage of restaurant sales, increased to 14.5% for the third quarter of 1999 from 14.1% in the third quarter of 1998. For the first forty weeks of 1999, restaurant operating costs, as a percentage of restaurant sales, increased to 14.2% in 1999 from 14.1% in the first forty weeks of 1998. This increase is primarily attributable to an increase in management training salaries and benefits related to the hiring and training of new store managers assigned to stores opening in 2000. Additionally, we entered two new major markets in 1999, Charlotte, North Carolina in the first quarter and Columbus, Ohio in the second quarter, which increased certain supervision costs. Typically, we incur higher initial supervision and other operating costs when entering new markets.

RESTAURANT OPERATING MARGIN in the third quarter of 1999 increased $3.4 million, or 27.9%, to $15.6 million from $12.2 million in the third quarter of 1998. For the first forty weeks of 1999, restaurant operating margin increased $11.5 million, or 30.0%, to $49.9 million from $38.4 million in the same period of 1998. As a percentage of restaurant sales, restaurant operating margin increased to 21.8% in the third quarter of 1999 from 21.1% in the third quarter of 1998. For the first forty weeks of 1999, restaurant operating margin increased to 21.9% from 20.9% in 1998.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES in the third quarter of 1999 increased $696,000, or 18.3%, to $4.5 million from $3.8 million in the third quarter of 1998. As a percentage of total revenue, advertising, general and administrative expenses decreased to 6.2% from 6.5% in the third quarter of 1998. This decrease is primarily attributable to a decrease in the amount of advertising expenditures to 2.7% of total revenue in 1999 from 2.9% of total revenues in 1998. Overall advertising expenditures were $1.9 million in the third quarter of 1999, an increase of 16.2% from the $1.7 million expended in 1998. General and administrative expenses increased 20.3% to $2.5 million in 1999 from $2.1 million in 1998. General and administrative expenses increased due primarily to higher incentive bonus compensation, increased salaries, employee benefits and legal expenses. For the first forty weeks of 1999, advertising, general and administrative expenses increased $2.8 million, or 23.5% to $14.7 million from $11.9 million in 1998. As a percentage of total revenue, advertising, general and administrative expenses remained at 6.4% for the first forty weeks of 1999. Advertising expenditures in the first three quarters of 1999 increased $1.3 million, or 26% to $6.3 million from $5.0 million in 1998. As a percentage of total revenue, advertising remained at 2.7% for the first forty weeks of 1999.

DEPRECIATION AND AMORTIZATION in the third quarter of 1999 increased $153,000 to $3.4 million from $3.2 million in the third quarter of 1998. We adopted SOP 98-5 in the first quarter of 1999, which requires preopening costs to be expensed as incurred. Previously, we capitalized preopening costs and amortized these amounts over one year from the opening of each store. The depreciation and amortization expense in the third quarter of 1998 included preopening cost amortization of $693,000. Preopening costs are now recorded in a separate line item category and the depreciation and amortization line, beginning in 1999, no longer includes any preopening cost amortization. Excluding the preopening cost amortization, depreciation expense in the third quarter of 1999 increased $846,000, or 33.6%, to $3.4 million from $2.5 million in 1998, and on a year-to-date basis, depreciation expense increased $2.7 million, or 34.6% to $10.5 million from $7.8 million in 1998. The increase in depreciation expense is primarily attributable to additional capital expenditures for new units and for the remodeling of certain existing stores.

PREOPENING COSTS, excluding the one-time cumulative adjustment for the change in accounting principle as measured under SOP 98-5, were $910,000 in the third quarter of 1999 and $3.4 million for the first forty weeks of 1999. Preopening costs includes operating costs and expenses incurred prior to a new restaurant opening. This new accounting method affects when preopening costs are expensed and may impact earnings relative to the previous method from quarter to quarter and year to year depending on the timing and number of new store openings and when these costs are incurred. We typically incur average preopening costs of approximately $200,000 for each new store. The amount of preopening costs incurred in any one quarter will include costs associated with new stores opened during that particular quarter and most likely will include costs associated with stores expected to open subsequent to the quarter. As a percentage of total revenue, preopening costs were 1.3% and 1.5% in the third quarter and first forty weeks of 1999, respectively, as compared with preopening cost amortization of 1.2% and 1.1% of total revenue in each corresponding period in 1998.

INCOME FROM OPERATIONS in the third quarter of 1999 increased $1.6 million, or 30.2%, to $6.9 million from $5.3 million in 1998. For the first forty weeks of 1999, income from operations increased $4.9 million or 29.3% to $21.6 million from $16.7 million in 1998.

INTEREST EXPENSE in the third quarter of 1999 increased $353,000, or 53.8%, to $1.0 million from $656,000 in 1998. For the first forty weeks, interest expense increased $1.0 million or 48.0% to $3.1 million from $2.1 million in 1998. This increase is primarily related to the increased borrowings under our revolving line of credit. During the fourth quarter of 1997, we reduced our long-term debt by $34.7 million with the net proceeds received from the sale of common stock, which reduced interest expense.

EARNINGS FOR THE THIRD QUARTER increased $774,000, or 25.4%, to $3.8 million from $3.0 million in 1998.

THE CUMULATIVE EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE, recorded in the first quarter of 1999 and included in the results for the first forty weeks, represented the write-off of unamortized preopening costs in accordance with SOP 98-5. The $2.1 million of unamortized preopening costs remaining on our balance sheet at December 28, 1998 was written off in this one-time adjustment. After adjusting for the tax benefit, the net cumulative adjustment was $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our bank credit facilities and capitalized lease obligations. Our principal capital needs arise primarily from the purchase of real estate and the development of new restaurants, equipment replacement and improvements to existing restaurants.

Property and equipment expenditures were $41.4 million in the first forty weeks of 1999. Of these expenditures, $37.9 were made primarily for new stores opened during the year, stores under construction at October 3, 1999 and for improvements to existing restaurants. An additional $3.5 million was used for the construction of a new commissary freezer to be placed in operation in the fourth quarter of 1999. Additionally, we repaid $4.5 million in principal on our long-term debt and capitalized lease obligations. These cash outlays were funded primarily by $23.8 million in cash provided by operations and net borrowings of $19.0 million under our revolving credit agreement (the "Revolver"). Total net uses of cash was $2.4 million in 1999.

For the remainder of 1999, we believe we will incur additional capital expenditures of approximately $8.0 to $10.0 million for three additional new restaurants in 1999, for improvements to existing units and our commissary and for the purchase of real estate and construction for certain stores expected to open in 2000. As of October 3, 1999, we had ten restaurants under construction, three of which are expected to open during the fourth quarter of 1999. We are currently in discussions concerning the possible purchase of the existing commissary and home office land and building facilities, which are currently occupied under an operating lease. We estimate the cost to purchase the commissary and home office facilities to be approximately $5.0 to $6.0 million. Financing to fund these projects is currently being evaluated and would likely include borrowings under the Revolver and off balance sheet financing. Actual capital expenditures in 1999 may vary from the above estimate based on a number of factors, including the timing of additional purchases of future restaurant sites. We intend to continue financing the furniture, fixtures and equipment for our new stores with capitalized lease obligations.

The Revolver provides for a maximum borrowing capacity of $100 million. As of October 3, 1999, $54.0 million was outstanding under the Revolver and bore interest at an average rate of 6.13%. The Revolver matures on November 30, 2001, which may be extended annually by one year, at the participating banks' option, on each anniversary of the Revolver. The Revolver imposes restrictions with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers and the payment of dividends.

Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions. At October 3, 1999, the working capital deficiency and the current ratio were $17.4 million and 0.5 to 1, respectively.

On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 5.0% of our outstanding common stock. As of October 3, 1999 approximately 14,000 shares had been repurchased. These shares were repurchased during the fourth quarter of 1998. While we do not anticipate repurchasing any additional shares at this time, we continually evaluate the best uses of our capital and may buy back additional shares in the future.

For the next twelve months, we believe that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance our operations and expected capital outlays. Our growth strategy includes the consideration of acquisitions or strategic joint ventures. Any such acquisitions, or joint ventures or other growth opportunities may require additional external financing, and we may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities.

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

We are considering the impact of the year 2000 issues on our business and operations, and we have a remediation plan. We have completed testing of our information technology ("IT") systems, and we believe our IT systems are compliant. We have completed inquiries to our suppliers and other third-party entities with which we have business relations as to their own year 2000 issues. We are continuing the process of developing contingency plans to be implemented in the event any IT system, non-IT system, third party or supplier is not year 2000 compliant by January 1, 2000. We expense all costs associated with system changes as the costs are incurred. A significant portion of our year 2000-related costs are already included in our software support agreements; therefore, we do not believe the year 2000 issues will have a significant impact on our operations or liquidity. However, the malfunction or complete failure of our systems would likely have a material adverse effect on the results of operations and financial condition of the Company. Should the remaining review of our year 2000 risks reveal potentially non-compliant systems or material third-party risks, contingency plans will be developed to address the deficiencies revealed at that time. Our statements regarding year 2000 issues are dependent on many factors, some of which are beyond our control. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our operations, liquidity or financial condition.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect the Company's operations. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which the Company's restaurants are located, the Company has continued to increase wages and benefits in order to attract and retain management personnel and hourly coworkers. The Federal minimum wage rate is $5.15 per hour and there are proposals in Congress to raise it to $6.15 per hour. We typically pay our hourly co-workers more than minimum wage; however, an increase in the minimum wage rate may have an impact on the overall average rate of pay. In addition, most of the Company's leases require the Company to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. The Company may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants.

NOTE REGARDING FORWARD LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability and our operating and growth strategies. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Forward-Looking Statements/Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 27, 1998. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        27.1 -  Financial Data Schedule (for SEC use only)

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the twelve weeks ended October 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                O'Charley's Inc.
                                  (Registrant)



  Date: November 17, 1999                      By: /s/ Gregory L. Burns
        -----------------                          ----------------------------
                                                   Gregory L. Burns
                                                   Chief Executive Officer


  Date: November 17, 1999                      By: /s/ A. Chad Fitzhugh
        -----------------                          ----------------------------
                                                   A. Chad Fitzhugh
                                                   Chief Financial Officer