Form 10-K
period 1999-12-26
O CHARLEYS INC
filed 2000-03-27
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1999
Commission file number 0-18629

                                O'CHARLEY'S INC.
              ----------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Tennessee                                   62-1192475
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        3038 Sidco Drive
      Nashville, Tennessee                                37204
---------------------------------             ---------------------------------
(Address of principal executive                         (Zip Code)
            offices)

Registrant's telephone number, including area code:    (615) 256-8500

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 2000 was approximately $143.9 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock. The market value calculation was determined using the closing sale price of the registrant's common stock on March 17, 2000 ($12.50) as reported on The Nasdaq Stock Market's National Market.

         The number of shares of common stock outstanding on March 17, 2000 was 15,499,187.

                       DOCUMENTS INCORPORATED BY REFERENCE

                            Documents from which portions are
Part of Form 10-K           incorporated by reference
-----------------           -------------------------

Part III Proxy Statement relating to the registrant's Annual Meeting of Shareholders to be held May 4, 2000

                                O'CHARLEY'S INC.

                                     PART I

ITEM 1.  BUSINESS.

         At December 26, 1999, the Company owned and operated 117 O'Charley's restaurants located in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee, and Virginia. With value-conscious customers in mind, O'Charley's mission is to consistently exceed customer expectations with high-quality food and customer service. Open seven days a week, O'Charley's restaurants serve lunch, dinner, and Sunday brunch, and most offer full bar service.

THE O'CHARLEY'S CONCEPT

         O'Charley's restaurants provide fresh, high quality food at a good value in a relaxed, friendly atmosphere. The key elements of the O'Charley's concept include the following:

         Variety of Freshly Prepared Items. O'Charley's offers a varied menu with an emphasis on fresh preparation. The menu features approximately 45 items including hand-cut and aged steaks, chicken that is always fresh and never frozen, made-from-scratch soups, homemade yeast rolls, a variety of fresh-cut salads with special-recipe salad dressings and signature carmel pie. All items are cooked to order and all entrees are served with two side items and fresh yeast rolls. To maintain freshness and quality, the Company operates its own commissary where it ages and hand cuts its beef, prepares its special-recipe salad dressings and mixes the dough for its yeast rolls that are proofed and baked fresh daily in each restaurant. The Company is continually developing new menu items to respond to changing customer tastes and preferences -- producing only high-quality items that are well worth the extra effort it takes to prepare them. In addition to its regular menu, O'Charley's restaurants offer speciality menu items including an Express Lunch, daily special selections, a Sunday brunch, a children's menu, as well as limited time seasonal offerings.

         Attractive Menu Pricing. The Company believes its menu offers a good value to the casual dining customer. The Company's prices range from $6.49 to $16.99 for entrees, with many items priced under $10.00. Additionally, the Company offers a "Kids Eat Free" program for children ten and under in most of its restaurants. In 1999, the average check per customer, including beverages, was approximately $10.85.

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

         Commitment to Value. Management believes that the food quality and service at the Company's restaurants are better than that of other casual dining restaurants. The company believes that its pricing strategy and generous portion sizes create an attractive price-to-value relationship, thereby increasing the Company's ability to attract a broad spectrum of customers. O'Charley's restaurants serve fresh yeast rolls with every order. In addition, entrees come with a customer's choice of two side items including soup or house salad and baked potato or fresh vegetables.

         Focus on Customer Service. The Company believes that it must provide prompt, friendly and efficient service to ensure customer satisfaction. The Company staffs each restaurant with an experienced management team and keeps table-to-server ratios low. In order to ensure the best customer satisfaction, the Company adopted "The Promise" - To create a friendly, warm environment; to provide fast food and service; to present a clean, professional appearance; and to have the knowledge needed to give each guest the best dining experience possible. The Company's management team, including area supervisors, regional directors and home office personnel, visit the Company's restaurants often, reinforce the Company's commitment to customer service to its store level managers and co-wokers, and communicate and receive feedback from customers. The Company also employs a "mystery shopper" program to independently monitor quality control in areas such as timeliness of service, atmosphere, employee attitude and food quality. Through the use of customer surveys, management receives valuable feedback on its restaurants and through prompt response demonstrates a continuing dedication to customer satisfaction.

         Well-Trained and Highly Motivated Employees. The Company believes a well-trained, highly motivated restaurant management team is critical to achieving the Company's operating objectives. The Company's training and compensation systems are designed to create accountability at the restaurant level for the performance of each restaurant. The Company expends significant resources to train, motivate and educate its restaurant level managers and hourly co-workers. The Company operates a management training facility at its home office in Nashville, Tennessee. Each new manager participates in a comprehensive 11-week training program that combines hands-on experience in one of the Company's training restaurants and instruction at the training facility. To instill a sense of ownership in restaurant management, compensation is based on sales, sales increases, restaurant profit, employee turnover and mystery shopper reports. Management believes this focus on unit level operations creates a "single store mentality" and provides an incentive for managers to focus on increasing same store sales and restaurant profitability.

GROWTH STRATEGY

         The Company's growth strategy is to open new Company-owned restaurants and increase sales at existing restaurants. The Company intends to continue clustering new restaurants in existing metropolitan markets, which management believes enhances supervisory, marketing and distribution efficiencies. The Company attempts to cluster restaurants in a manner that does not result in a material decrease in sales at existing restaurants. The Company also intends to develop restaurants in selected new metropolitan markets in the Southeast and Midwest and in smaller markets in close proximity to the Company's existing metropolitan markets to enable the Company to utilize existing supervisory, marketing and distribution systems. The Company expects to open 20 to 22 new Company-owned restaurants in 2000.

         During 1999, the Company opened 18 new restaurants in the following markets:

              Birmingham, Alabama                  Huntsville, Alabama
              Columbus, Georgia                    Douglasville, Georgia
              Newnan, Georgia                      Avon, Indiana
              Bloomington, Indiana                 Evansville, Indiana
              Lexington, Kentucky                  Pearl, Mississippi
              Tupelo, Mississippi                  Charlotte, North Carolina
              Greensboro, North Carolina           Huntersville, North Carolina
              Columbus, Ohio                       Greenwood, South Carolina
              Collierville, Tennessee              Roanoke, Virginia

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

         In the past, the Company has entered into joint ventures for the development of other restaurant concepts, and from time to time the Company may consider developing or acquiring additional restaurant concepts.

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

         The Company remodels and, in some cases, expands its restaurants on average every three to five years to reflect refinements in the Company's prototype restaurant and changes in customer tastes. The Company remodeled or expanded nine restaurants in 1999 and plans to remodel or expand approximately 12 additional restaurants in 2000. The average cost to remodel the Company's restaurants in 1999 approximated $205,000 per restaurant.

RESTAURANT OPERATIONS

         Restaurant Management. The Company believes that each O'Charley's restaurant requires an effective management team in order to ensure high quality food and attentive service. Each restaurant typically has six managers (a general manager, three assistant managers, a kitchen manager and an assistant kitchen manager) and an average of approximately 80 full-time and part-time employees. The Company employs area supervisors who have day-to-day responsibility for the operating performance of approximately three to five restaurants. The Company's four regional directors currently supervise 23 to 44 restaurants in their region and are directly involved in the development of new restaurants. The Company's Executive Vice President, Operations oversees all restaurant operations of the Company.

         As an incentive for restaurant managers to improve sales and operating efficiency, the Company has a monthly incentive compensation plan. Pursuant to this plan, each member of the restaurant management team may earn a bonus, payable during each four-week accounting period, based on a percentage of the sales of the restaurant for which the manager has responsibility. The period bonus is earned when budgeted financial results are achieved, subject to adjustment based upon same store sales increases and certain operating performance factors. In addition, in 1998 the Company instituted a store management stock option program pursuant to which each member of the restaurant management team is eligible to receive annual grants of options upon the attainment of certain performance-based goals.

         The Company also has a "3-Point Compensation Plan" that gives general managers an opportunity to participate in the growth of their restaurant and the Company. Pursuant to the 3-Point Compensation Plan, general managers receive a competitive minimum base salary, a quarterly bonus, and long-term performance-based stock options that provide an incentive for general managers to increase store level profitability and shareholder value. The quarterly bonuses are based on the attainment of certain performance targets that the managers establish each year for their own restaurants.

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

         Recruiting and Training. The Company emphasizes the careful selection and training of all restaurant employees. The restaurant management recruiting and training program begins with an evaluation and screening program. In addition to multiple interviews, and background and experience verification, the Company conducts a testing procedure designed to identify those applicants who are best suited to manage the Company's restaurant operations. Management trainees are required to complete an 11-week training program, a portion of which is conducted at the Company's training center in Nashville, Tennessee. The training facility has a theater-style auditorium, facilities for operational and information services training and an area for team-building exercises. The program familiarizes new managers with all the responsibilities required at an individual restaurant and with the Company's operations, management objectives, controls and evaluation criteria before they assume restaurant management responsibility. Each new hourly coworker is trained by a qualified in-store trainer called an "ETE" (Educator Through Excellence). Each store has approximately 14 ETE's who are qualified and tested in their area of responsibility. Restaurant level management is responsible for the hiring and training of employees, but they involve the Company's hourly co-workers in the process.

SUPPORT OPERATIONS

         Commissary Operations. The Company operates its own commissary in Nashville, Tennessee through which it purchases and distributes most of its food products and restaurant supplies. The Company commissary operates a USDA-approved meat processing facility at which it ages and cuts its beef and manufactures O'Charley's salad dressings and yeast rolls. The commissary primarily services the

Company's restaurants; however, it also sells food products and supplies to certain other customers, including retail grocery chains, mass merchandisers and wholesale clubs. Food products and other restaurant supplies are distributed to the Company's restaurants twice each week by Company-operated trucks. Seafood and most produce, which require more frequent deliveries, are typically purchased locally by restaurant management to ensure freshness. The commissary contains approximately 45,000 square feet of dry storage, 52,000 square feet of refrigerated storage and 16,500 square feet of production facilities.

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

         Advertising and Marketing. The Company has an ongoing defined advertising and marketing plan for the development of television, radio and newspaper advertising and also uses point of sale and local store marketing. The Company focuses its marketing efforts on building brand loyalty and emphasizing the distinctiveness of the O'Charley's atmosphere and menu offerings. The Company conducts annual studies of changes in customer tastes and preferences and is constantly evaluating the quality of its menu offerings. The Company expended 2.8% of its 1999 restaurant sales on advertising. In addition to advertising, the Company encourages unit level personnel to become active in their communities through local charities and other organizations and sponsorships.

         Restaurant Reporting. The Company's management believes that the use of technology and management information systems is essential for the management oversight needed to produce strong operating results. In the past several years, the Company has made significant improvements to its technology and systems, which have contributed to the Company's financial and operating success. The Company maintains operational and financial controls in each restaurant, including management information systems to monitor sales, inventory, and labor, that provide reports and data to the Company's home office. The management accounting systems at the Company's home office polls data from the Company's restaurants and generates daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The Company also utilizes these systems for financial and budgetary analysis, including analysis of sales by restaurant, product mix and labor utilization.

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

         Human Resources. The Company maintains a human resources department that supports restaurant operations through the design and implementation of policies, programs, procedures and benefits for the Company's employees. The human resources department also includes an employee relations manager and maintains a toll-free number for employee comments and questions. The Company conducts annual "Impact" meetings at each of its restaurants that provide a forum for management to receive feedback from the Company's restaurant managers and hourly co-workers. The Company has had in place for several years a plan to foster diversity throughout its workforce.

RESTAURANT LOCATIONS

         At December 26, 1999, the Company operated 117 O'Charley's restaurants. The following table sets forth the locations (including the number of restaurants at each location) of the Company's restaurants.

ALABAMA                     KENTUCKY                        SOUTH CAROLINA
  Birmingham (5)              Bowling Green                   Anderson
  Decatur                     Elizabethtown                   Columbia
  Dothan                      Florence                        Greenville
  Huntsville (2)              Frankfort                       Greenwood
  Mobile                      Lexington (3)                   Rock Hill
  Montgomery                  Louisville (5)                  Spartanburg
  Oxford                      Owensboro                     TENNESSEE
  Tuscaloosa                  Paducah                         Chattanooga (2)
FLORIDA                       Richmond                        Clarksville (2)
  Pensacola                 MISSISSIPPI                       Cleveland
GEORGIA                       Biloxi                          Cookeville
  Atlanta (5)                 Hattiesburg                     Franklin
  Canton                      Jackson                         Gallatin
  Columbus                    Meridian                        Gatlinburg
  Conyers                     Pearl                           Jackson
  Cumming                     Southhaven                      Johnson City
  Dalton                      Tupelo                          Knoxville (5)
  Douglasville              NORTH CAROLINA                    Lebanon
  Gainesville                 Asheville                       Memphis (4)
  Macon                       Charlotte                       Murfreesboro
  Newnan                      Fayetteville                    Nashville (6)
  Snellville                  Greensboro                      Pigeon Forge
  Warner Robbins              Huntersville                  VIRGINIA
INDIANA                       Raleigh (3)                     Bristol
  Avon                        Winston-Salem                   Roanoke
  Bloomington               OHIO
  Clarksville                 Cincinnati (5)
  Evansville (2)              Columbus
  Indianapolis (5)            Dayton (2)
  Lafayette

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

         Approximately 10.6% of the Company's restaurant sales in 1999 was attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities, and similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect or, in an extreme case, terminate its operations. However, each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. The Company is subject in most states in which it operates restaurants to "dram-shop" statutes or judicial interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

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

         The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. The Company's restaurant operations are also subject to federal and state minimum wage laws and other laws governing such matters as working conditions, citizenship requirements, overtime and tip credits. In the event a proposal is adopted that materially increases the applicable minimum wage, such an increase may result in an increase in the Company's payroll and benefits expense.

EMPLOYEES

         At December 26, 1999, the Company employed approximately 9,400 persons, 125 of whom were home office management and staff personnel, 140 of whom were commissary personnel and the remainder of whom were restaurant personnel. A substantial number of the Company's restaurant personnel are employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

         Geographic Concentration. The Company's existing restaurants are located predominantly in the Southeastern and Midwestern United States, with 29 of the 117 O'Charley's restaurants located in Tennessee. The Company's plans include further expansion in the Southeast and Midwest. As a result, the Company's business, financial or operating results may be materially adversely affected by economic, weather or business conditions in the Southeast and Midwest, as well as other geographic regions in which the Company locates restaurants.

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

Name                       Age        Position
----                       ---        --------
Gregory L. Burns           45         Chief Executive Officer and Chairman of
                                      the Board of Directors

Steven J. Hislop           40         President and Chief Operating Officer

A. Chad Fitzhugh           39         Chief Financial Officer, Secretary, and
                                      Treasurer

William E. Hall, Jr.       45         Executive Vice President, Operations

Herman A. Moore, Jr.       48         Vice President, Commissary Operations

         The following is a brief summary of the business experience of each of the executive officers of the Company.

         Gregory L. Burns has served as Chairman of the Board and Chief Executive Officer of the Company since February 1994. Mr. Burns, a director of the Company since 1990, served as President of the Company from September 1996 to May 1999 and from May 1993 to February 1994, as Chief Financial Officer from October 1983 to September 1996, and as Executive Vice President and Secretary of the Company from October 1983 to May 1993.

         Steven J. Hislop has served as President of the Company since May 1999, as Chief Operating Officer of the Company since March 1997, and as a director of the Company since March 1998. From March 1997 until May 1999, Mr. Hislop served as Executive Vice President of the Company. Mr. Hislop served as Senior Vice President - Operations from January 1993 to March 1997, and as Vice President - Operations from April 1990 to January 1993.

         A. Chad Fitzhugh has served as Chief Financial Officer since September 1996, as Secretary of the Company since May 1993, and as Treasurer since April 1990. Mr. Fitzhugh served as Controller from 1987 until his appointment as Chief Financial Officer. Mr. Fitzhugh is a certified public accountant.

         William E. Hall, Jr. has served as Executive Vice President, Operations since September 1999. Mr. Hall served as Vice President, Operations from March 1997 to September 1999, as Director of Operations from December 1996 to March 1997, as a Regional Director of the Company from July 1992 to December 1996, and as an Area Supervisor of the Company from May 1991 to July 1992.

         Herman A. Moore, Jr. has served as Vice President, Commissary Operations since January 1996. Mr. Moore served as Director of Commissary Operations from 1988 to January 1996.

ITEM 2.  PROPERTIES.

         Of the 117 O'Charley's restaurants in operation at December 26, 1999, the Company owns 69 units, leases the land and building for 23 units, and leases only the land for the remaining units. Six of the locations leased at December 26, 1999 were owned by partnerships whose partners are affiliated with the Company. Restaurant lease expirations range from 2003 to 2019, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of the Company's leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the cost of insurance and taxes. The Company's executive offices and its commissary are located in Nashville, Tennessee in approximately 138,000 square feet of office and warehouse space under a lease that expires in March 2017. The Company has an option to extend the lease for two additional five-year terms. The Company has an option to purchase the property at various times during the lease term.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in litigation and proceedings in the ordinary course of its business. The Company does not believe the outcome of any such litigation will have a material adverse effect upon the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders during the fourth quarter ended December 26, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock trades on The Nasdaq Stock Market's National Market under the symbol "CHUX." As of March 17, 2000, there were approximately 750 shareholders of record. The following table shows quarterly high and low closing prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market.

Fiscal 1998                             High                   Low
-----------                            ------                 ------
First Quarter                          $14.75                 $10.00
Second Quarter                          15.00                  12.92
Third Quarter                           15.00                   9.25
Fourth Quarter                          13.88                   7.31

Fiscal 1999                             High                   Low
-----------                            ------                 ------

First Quarter                          $15.50                 $10.88
Second Quarter                          18.00                  11.50
Third Quarter                           16.88                  13.50
Fourth Quarter                          16.00                  10.00

         The Company has never paid a dividend on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and does not expect to pay any cash dividends in the foreseeable future. The Company's revolving credit facility prohibits the payment of cash dividends on the Common Stock without the consent of the participating banks.

         No securities of the Company were sold during the fiscal year ended December 26, 1999 without registration under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA.


(IN THOUSANDS,                            DECEMBER 26,      DECEMBER 27,     DECEMBER 28,      DECEMBER 29,     DECEMBER 31,
EXCEPT PER SHARE DATA)                        1999              1998             1997              1996             1995(1)
                                        --------------------------------------------------------------------------------------
FOR THE YEAR ENDED
RESULTS OF OPERATIONS
  Revenues                                  $ 302,205         $ 246,046        $ 200,403         $ 164,530        $ 147,559
  Restaurant Operating Margin                  66,193            51,295           40,006            29,351           25,046
  Advertising, General and
    Administrative Expenses                    19,235            15,533           12,932             9,370            8,187
  Depreciation and Amortization                14,060            13,452           10,331             8,141            6,164
  Asset Revaluation                                 -                 -                -             5,110                -
  Preopening Costs                              4,037                 -                -                 -                -
  Income from Operations                       29,039            22,461           16,920             6,838           11,138
  Special Charges Related to Litigation             -                 -                -             6,200            1,000
  Earnings (Loss) Before Income
    Taxes and Cumulative Effect of
    Change in Accounting Principle             24,783            19,846           13,686           (1,944)           16,662
  Income Taxes                                  8,674             6,946            4,886             (797)            6,071
  Earnings (Loss) Before Cumulative Effect
    of Change in Accounting Principle          16,109            12,900            8,800           (1,147)           10,591
                                        --------------   ---------------  ---------------  ----------------  ---------------
  Net Earnings (Loss)                          14,761            12,900            8,800           (1,147)           10,591
                                        --------------   ---------------  ---------------  ----------------  ---------------

EARNINGS PER SHARE DATA (DILUTED) (2)
  Earnings (Loss) Before Cumulative Effect
    of Change in Accounting Principle       $    0.97         $    0.79        $    0.66         $   (0.10)       $    0.85
  Net Earnings (Loss)                       $    0.89         $    0.79        $    0.66         $   (0.10)       $    0.85
  Weighted Average Common Shares
    Outstanding                                16,656            16,392           13,361            11,714           12,462
                                        --------------   ---------------  ---------------  ----------------  ---------------

AT YEAR END
FINANCIAL POSITION
  Cash                                      $   3,178         $   3,068        $   1,965         $   1,616        $   2,576
  Working Capital                             (19,411)          (11,571)         (11,309)          (10,864)          (7,344)
  Property and Equipment, net                 219,749           174,196          136,051           103,281           81,512
  Total Assets                                240,180           193,782          150,515           117,159           93,351
  Long-Term Debt, net                          54,441            35,566           13,679            29,822           11,990
  Capitalized Lease Obligations, net           19,017            16,343           14,039            11,797            9,272
  Shareholders' Equity                        122,689           108,774           95,383            50,926           51,787
                                        --------------   ---------------  ---------------  ----------------  ---------------

(1) The income tax expense, net earnings and per share data for fiscal year 1995 represents pro forma amounts.
(2) Share and per share data have been restated to reflect the three-for-two stock split in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

At December 26, 1999, we owned and operated 117 O'Charley's restaurants in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. O'Charley's are full service, casual dining restaurants which appeal to traditional casual dining customers as well as value-oriented customers by offering high quality food at moderate pricing with outstanding service. Our restaurants are open seven days a week, and most offer alcoholic beverages as well as food. We expect to increase revenues by opening new units and by increasing same store sales. Our growth strategy is to continue fully penetrating existing and new targeted major metropolitan areas while opening new units in smaller secondary markets in close proximity to our major markets. We operate a commissary for the primary purpose of providing our restaurants with consistent quality food products which meet our specifications while obtaining the best possible prices for those items. The majority of the food products served in our restaurants are distributed to the stores by the commissary. In addition to purchasing food and supply products, the commissary manufactures certain proprietary products and ages and cuts red meat into steaks in its USDA-approved meat facility. All sales from the commissary to the restaurants are eliminated in the consolidated financial statements.

During the first quarter of 1999, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that preopening and start-up costs be expensed as incurred rather than capitalized. Before the accounting change, preopening costs were amortized over one year. The cumulative effect of the accounting change totaled $2.1 million pre-tax and $1.3 million net of tax, or $0.08 per diluted share. Earnings before the cumulative effect of the change in accounting principle were $16.1 million, or $0.97 per diluted share, in 1999 as compared with $12.9 million, or $0.79 per diluted share, for 1998.

The following table reflects changes in the number of Company-owned restaurants for the periods presented:

         Restaurants                                   1999         1998      1997
         -----------                                   ----         ----      ----
         In operation, beginning of period              99           82         69
         Restaurants opened                             18           16         13
         Restaurants acquired from franchisee            -            1          -
         In operation, end of period                   117           99         82

REVENUES consist of restaurant sales and to a lesser extent commissary sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Commissary sales represent sales to outside parties consisting primarily of sales of O'Charley's label food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Consistent with industry trends, liquor sales as a percentage of restaurant sales has declined in each of the last three fiscal years. We have historically maintained a "kids eat free" program where we provide meals from a selected menu to kids 10 years old and under. In select markets, we are currently offering a value-oriented kids program where we provide a meal from a kid's menu, which includes a beverage and dessert for a set price. The results indicate that there are no material differences in profitability at restaurants that implement the value-oriented kid's program.

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

PAYROLL AND BENEFITS include payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries and bonuses, hourly wages for store level employees, payroll taxes, workers' compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have an incentive bonus plan that compensates store management for achieving and exceeding certain store level financial targets and performance goals. Currently, Congress is contemplating an increase in the federal minimum wage rate and it appears an increase is imminent. We typically pay our employees more than minimum wage; thus, we do not expect an immediate adverse effect on our financial performance from such an increase. However, as in prior years, we do expect that overall wage inflation will be higher for several years following any minimum wage increase that may effect payroll costs in the future.

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

DEPRECIATION AND AMORTIZATION primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life and prior to 1999, includes amortization of preopening costs for new restaurants, which includes costs of hiring and training the initial staff and certain other costs. Depreciation and amortization as a percentage of total revenues may increase as the number of new store openings increases.

PREOPENING COSTS include operating costs and expenses incurred prior to a new restaurant opening. Beginning in the first quarter of 1999, preopening costs are expensed as incurred in accordance with SOP 98-5 rather than capitalized and amortized over one year as was the practice prior to the implementation of this new accounting pronouncement. This new accounting method affects when preopening costs are expensed and may impact earnings relative to the previous method on a quarter to quarter and year to year basis depending on when these costs are incurred. We will continue to capture preopening costs; but will now reflect these expenses on a separate line item labeled "preopening costs" on the statement of earnings rather than reporting these costs in the depreciation and amortization line item. The amount of preopening costs incurred in any one year will include costs associated with new stores opening during that particular year and most likely will include costs associated with stores expected to open subsequent to that year. We typically incur average preopening costs of approximately $190,000 for each new store.

The following section should be read in conjunction with "Selected Financial Data" and our financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for fiscal years 1999, 1998 and 1997 as a percentage of total revenues unless otherwise indicated. Fiscal years 1999, 1998 and 1997 are each comprised of 52 weeks.

                                                                   1999           1998           1997
-------------------------------------------------------------------------------------------------------
Revenues:
       Restaurant sales                                             98.9%          98.9%          98.6%
       Commissary sales                                              1.1            1.1            1.4
-------------------------------------------------------------------------------------------------------
                                                                   100.0          100.0          100.0
Costs and Expenses:
       Cost of restaurant sales: 1
       Cost of food, beverage and supplies                          33.4           34.7           34.7
       Payroll and benefits                                         30.3           30.2           30.6
       Restaurant operating costs                                   14.2           14.0           14.5
-------------------------------------------------------------------------------------------------------
                                                                    77.9           78.9           79.8
-------------------------------------------------------------------------------------------------------
       Restaurant operating margin 2                                22.1           21.1           20.2
       Cost of commissary sales 3                                   94.4           94.3           93.7
       Advertising, general and administrative expenses              6.4            6.3            6.5
       Depreciation and amortization                                 4.7            5.5            5.2
       Preopening costs                                              1.3             --             --
-------------------------------------------------------------------------------------------------------
Income from Operations                                               9.6            9.1            8.4
Other (Income) Expense:
       Interest expense, net                                         1.4            1.1            1.7
       Other, net                                                    0.0           (0.1)          (0.1)
-------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes and Cumulative
       Effect of Change in Accounting Principle                      8.2            8.1            6.8
Income Taxes                                                         2.9            2.8            2.4
-------------------------------------------------------------------------------------------------------
Earnings Before Cumulative Effect of Change
       in Accounting Principle                                       5.3            5.2            4.4
Cumulative Effect of Change in Accounting
       Principle, net of tax                                        (0.4)            --             --
-------------------------------------------------------------------------------------------------------
Net Earnings                                                        4.9%            5.2%           4.4%
-------------------------------------------------------------------------------------------------------

--------
       1 As a percentage of restaurant sales.

       2 Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.

       3 As a percentage of commissary sales.

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

TOTAL REVENUES in 1999 increased $56.2 million, or 22.8%, to $302.2 million from $246.0 million in 1998 primarily as a result of an increase in restaurant sales of $55.6 million, or 22.9%. The increase in restaurant sales was attributable to the addition of 18 new restaurants and an increase in same store sales of 3.1%. In March 1999, we increased menu prices by approximately 2%.

COST OF FOOD, BEVERAGE AND SUPPLIES in 1999 increased $15.4 million, or 18.2%, to $99.7 million from $84.4 million in 1998. As a percentage of restaurant sales, cost of food, beverage and supplies decreased to 33.4% in 1999 from 34.7% in 1998. We attribute these lower food cost percentages primarily to three factors: we took a menu price increase in March 1999, which increased the average check; the cost of several food items decreased; and we improved our purchasing and operating efficiencies in our stores and commissary. These improvements were partially offset by an increase in red meat costs. Currently, we are anticipating further increases in red meat costs in 2000. There can be no assurance that events outside our control will not result in increased food costs.

PAYROLL AND BENEFITS increased $17.1 million, or 23.2%, to $90.6 million in 1999 from $73.6 million in 1998. Payroll and benefits as a percentage of restaurant sales increased slightly to 30.3% in 1999 from 30.2% in 1998. The increase was attributable to higher store level bonuses and increasing wage rates and salaries for restaurant support staff and management in 1999. Those higher wages and salaries were partially offset by economies achieved from higher average unit sales volumes, reduced hourly turnover and from certain employee benefit cost reductions. Our markets generally have low unemployment rates and we compete with other restaurants for employees. We anticipate continued wage rate increases in 2000 but do not expect an immediate material impact which would adversely effect our operations.

RESTAURANT OPERATING COSTS in 1999 increased $8.3 million, or 24.2%, to $42.5 million from $34.2 million in 1998. Restaurant operating costs, as a percentage of restaurant sales, increased to 14.2% in 1999 from 14.0%. This increase is primarily attributable to an increase in management training salaries and benefits related to the hiring and training of new store managers assigned to stores opening in 2000. Additionally, we entered two new major markets in 1999, Charlotte, North Carolina in the first quarter and Columbus, Ohio in the second quarter, which increased certain supervision costs. Typically, we incur higher initial supervision and other operating costs when entering new markets. We did not enter any new major market in 1998.

RESTAURANT OPERATING MARGIN increased 29.1% to $66.2 million in 1999 from $51.3 million in 1998. Restaurant operating margin, as a percentage of restaurant sales, improved to 22.1% in 1999 from 21.1% in 1998. This improvement is due primarily to decreases in food and beverage costs as a percentage of sales.

ADVERTISING, GENERAL AND ADMINISTRATIVE expenses increased $3.7 million, or 23.8%, to $19.2 million in 1999 from $15.5 million in 1998. As a percentage of total revenue, advertising, general and administrative expenses increased to 6.4% from 6.3%. Advertising expenditures increased 25.1% to $8.2 million in 1999 from $6.6 million in 1998 and, as a percentage of restaurant sales, increased to 2.8% in 1999 from 2.7% in 1998. General and administrative expenses increased 22.9% to $11.0 million in 1999 from $9.0 million in 1998, and as a percentage of total sales, remained at 3.6% in 1999.

DEPRECIATION AND AMORTIZATION in 1999 increased $608,000, or 4.5%, to $14.1 million from $13.5 million in 1998. We adopted SOP 98-5 in the first quarter of 1999, which requires preopening costs to be expensed as incurred. Previously, we capitalized preopening costs and amortized these amounts over one year from the opening of each store. The depreciation and amortization expense recorded in 1998 included preopening cost amortization of $2.9 million. Preopening costs are now recorded in a separate line item category and the depreciation and amortization line, beginning in 1999, no longer includes any preopening cost amortization. Excluding the preopening cost amortization, depreciation expense in 1999 increased $3.5 million, or 33.2%, to $14.1 million from $10.6 million in 1998. The increase in depreciation expense is primarily attributable to additional capital expenditures for new units and remodeling of certain existing units.

PREOPENING COSTS, excluding the one-time cumulative adjustment for the change in accounting principle as measured under SOP 98-5, were $4.0 million in 1999. As a percentage of total revenue, preopening costs were 1.3% in 1999, compared to preopening cost amortization of 1.2% in 1998.

INCOME FROM OPERATIONS increased $6.6 million, or 29.3%, to $29.0 million in 1999 from $22.5 million in 1998.

INTEREST EXPENSE, net increased $1.4 million in 1999 to $4.2 million from $2.8 million in 1998. The increase is primarily related to the increased borrowings under our revolving line of credit. During the fourth quarter of 1997, we reduced our long-term debt by $34.7 million with the net proceeds received from the sale of common stock, which reduced interest expense in 1998.

EARNINGS before income taxes and cumulative effect of change in accounting principle for 1999 increased $4.9 million or 24.9%, to $24.8 million from $19.8 million in 1998.

THE CUMULATIVE EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE, net of tax, recorded in the first quarter of 1999 and included in 1999 results, represented the write-off of unamortized preopening costs in accordance with SOP 98-5. The $2.1 million of unamortized preopening costs remaining on our balance sheet at December 27, 1998 was written off in this one-time adjustment. After adjusting for the tax benefit, the net cumulative effect was $1.3 million.

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

COST OF FOOD, BEVERAGE AND SUPPLIES in 1998 increased $15.8 million, or 23.0%, to $84.4 million from $68.6 million in 1997. As a percentage of restaurant sales, cost of food, beverage and supplies remained at 34.7%. Although the overall food cost percentage remained the same, there were some items that positively and negatively effected food cost. Our menu price increase in March 1998 and improved operating efficiencies lowered food cost as a percentage of sales. These improvements were offset by cost increases in poultry, primarily chicken tenders, red meat, cheese and dairy products and potatoes. Except for those food items mentioned above, the impact of inflation on food cost was minimal.

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

RESTAURANT OPERATING COSTS in 1998 increased $5.6 million, or 19.7%, to $34.2 million from $28.6 million in 1997. As a percentage of restaurant sales, restaurant operating costs decreased to 14.0% in 1998 from 14.5%. This decrease is primarily attributable to economies generated from higher average unit volumes and lower rent expense as we have generally purchased our restaurant sites in recent years. Decreases in the restaurant operating cost percentage were partially offset by higher bonuses earned by supervisor and regional level management and by increases in training expenses for store management. Each of the supervisors and regional managers participate in an incentive-based compensation plan tied directly to their financial results and performance goals. We increased management training in 1998 to prepare for the additional units opened in 1999 including stores in two new geographical markets, Charlotte, North Carolina and Columbus, Ohio. Typically, we incur higher initial supervision and other operating costs when entering new markets. We did not enter any new major market in 1998.

RESTAURANT OPERATING MARGIN increased 28.3% to $51.3 million in 1998 from $40.0 million in 1997. As a percentage of restaurant sales, restaurant operating margin improved to 21.1% in 1998 from 20.2% in 1997. This improvement is due to the increases in overall average sales and decreases in payroll and benefit costs and other restaurant operating cost as a percentage of sales.

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

INCOME FROM OPERATIONS increased $5.5 million, or 32.7%, to $22.5 million in 1998 from $16.9 million in 1997. After adjusting for the interest expense reduction in 1998, earnings before income taxes increased $6.2 million, or 45.0% to $19.8 million from $13.7 million in 1997.

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

Property and equipment additions were $59.7 million in 1999. Of these additions, $56.2 million were made primarily for 18 new stores opened during the year, stores under construction at December 26, 1999, improvements to existing restaurants, and $3.5 million was used for the construction of a new commissary freezer placed in operation in the fourth quarter of 1999. Additionally, we repaid $5.6 million, net, in principal on our long-term debt and capitalized lease obligations. These cash outlays were funded primarily by $36.7 million in cash provided by operations, net borrowings of $19.0 million under our revolving credit agreement (the "Revolver") and borrowings of approximately $9.8 million under capitalized lease obligations. The total increase in cash was $110,000 in 1999.

We believe we will need additional capital of approximately $60.0 million in 2000 to fund capital expenditures for the planned 20 to 22 new restaurants and for improvements to existing units. As of December 26, 1999, we had eleven restaurants under construction; seven to eight of which are expected to open during the first quarter of 2000. We are currently in discussions concerning the purchase of the existing commissary and home office land and building facilities, which are currently occupied under an operating lease. We estimate the cost to purchase the commissary and home office facilities to be approximately $5.7 to $6.0 million. Financing to fund these projects is currently being evaluated and would likely include borrowings under the Revolver or off balance sheet financing. Actual capital expenditures in 2000 may vary from the above estimate based on a number of factors, including the timing of additional purchases of future restaurant sites. We intend to continue financing the furniture, fixtures and equipment for our new stores with capitalized lease obligations.

On January 31, 2000, the Revolver was amended and restated to extend the maturity date and increase the maximum borrowing capacity to $135 million from $100 million. As of December 26, 1999, $54.0 million was outstanding under the Revolver and bore interest at an average rate of 7.0%. The maturity date was extended until May 31, 2003. The maturity date may be extended annually by one year, at the participating banks' option, beginning on each anniversary of the Revolver. The Revolver imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, and the sale of assets, mergers and the payment of dividends.

Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions. At December 26, 1999, the working capital deficiency and the current ratio were $19.4 million and 0.5 to 1, respectively.

On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 5.0% of our outstanding common stock. As of December 26, 1999, approximately 260,000 shares had been repurchased. Through March 17, 2000, 50,000 additional shares were repurchased. We continually evaluate the best uses of our capital and may repurchase additional shares in the future.

During 2000, we believe that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance our operations and expected capital outlays. Our growth strategy includes the consideration of acquisitions or strategic joint ventures. Any such acquisitions, or joint ventures or other growth opportunities may require additional external financing, and we may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities.

YEAR 2000

We have not experienced any significant disruptions to our financial or operating activities caused by the failure of our computerized systems, or those of our suppliers, resulting from Year 2000 conversion issues. We do not expect Year 2000 conversion issues to have a material adverse effect on our operations or financial results in 2000.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly co-workers. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. We may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. See Notes 5 and 6 to the Financial Statements appearing elsewhere in this Form 10-K. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurances that interest rates will not significantly change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

                                O'CHARLEY'S INC.

                                                                           PAGE
                                                                           ----
Independent Auditors' Report                                                23
Balance Sheets at December 27, 1998 and December 26, 1999                   24
Statements of Earnings for the Years Ended December 28, 1997,
  December 27, 1998, and December 26, 1999                                  25
Statements of Shareholders' Equity for the Years Ended December 28,
  1997, December 27, 1998, and December 26, 1999                            27
Statements of Cash Flows for the Years Ended December 28, 1997,
  December 27, 1998, and December 26, 1999                                  28
Notes to Financial Statements                                               29

The Board of Directors and Shareholders
O'Charley's Inc.
Nashville, Tennessee:

We have audited the balance sheets of O'Charley's Inc. as of December 26, 1999 and December 27, 1998, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of O'Charley's Inc. as of December 26, 1999 and December 27, 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 1999, in conformity with generally accepted accounting principles.

As discussed in note 1 to the financial statements, in 1999 the Company changed its method of accounting for preopening costs.



/s/ KPMG LLP

Nashville Tennessee
February 2, 2000

BALANCE SHEETS

                                                                        December 26,        December 27,
(dollars in thousands)                                                      1999               1998
------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
     Cash                                                                $   3,178           $   3,068
     Accounts receivable, less allowance for doubtful
         accounts of $119 in 1999 and $87 in 1998                            2,195               2,371
     Inventories                                                             8,776               7,029
     Preopening costs                                                           --               2,074
     Deferred income taxes                                                   1,138                 143
     Other current assets                                                      794               1,347
------------------------------------------------------------------------------------------------------------
         Total current assets                                               16,081              16,032

Property and Equipment, net                                                219,749             174,196

Other Assets                                                                 4,350               3,554
------------------------------------------------------------------------------------------------------------
                                                                         $ 240,180           $ 193,782
                                                                         =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                    $   9,318           $   6,941
     Accrued payroll and related expenses                                    6,524               5,104
     Accrued expenses                                                        7,470               6,145
     Federal, state and local taxes                                          5,167               3,984
     Current portion of long-term debt and capitalized leases                7,013               5,429
------------------------------------------------------------------------------------------------------------
         Total current liabilities                                          35,492              27,603

Deferred Income Taxes                                                        6,243               4,290
Other Liabilities                                                            2,298               1,206
Long-Term Debt, net of current portion                                      54,441              35,566
Capitalized Lease Obligations, net of current portion                       19,017              16,343
Shareholders' Equity:
     Common stock--No par value; authorized, 50,000,000
         shares; issued and outstanding, 15,502,182 in 1999 and
         15,394,128 in 1998                                                 65,732              65,986
     Additional paid-in capital                                                 --                 509
     Accumulated other comprehensive loss, net of tax                         (186)               (103)
     Retained earnings                                                      57,143              42,382
                                                                         ---------           ---------
         Total shareholders' equity                                        122,689             108,774
                                                                         ---------           ---------
                                                                         $ 240,180           $ 193,782
                                                                         =========           =========
------------------------------------------------------------------------------------------------------------


See notes to the financial statements.

STATEMENT OF EARNINGS

                                                                                  Year Ended
---------------------------------------------------------------------------------------------------------------------
                                                                December 26,       December 27,      December 28,
(in thousands, except per share data)                               1999               1998              1997
---------------------------------------------------------------------------------------------------------------------
Revenues:
     Restaurant sales                                              $299,014          $243,416         $197,584
     Commissary sales                                                 3,191             2,630            2,819
---------------------------------------------------------------------------------------------------------------------
                                                                    302,205           246,046          200,403
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                         99,736            84,370           68,584
         Payroll and benefits                                        90,625            73,561           60,431
         Restaurant operating costs                                  42,460            34,190           28,563
     Cost of commissary sales                                         3,013             2,479            2,642
     Advertising, general and administrative expenses                19,235            15,533           12,932
     Depreciation and amortization                                   14,060            13,452           10,331
     Preopening costs                                                 4,037               --                --
---------------------------------------------------------------------------------------------------------------------
                                                                    273,166           223,585          183,483
---------------------------------------------------------------------------------------------------------------------

Income from Operations                                               29,039            22,461           16,920

Other (Income) Expense:
     Interest expense, net                                            4,174             2,801            3,459
     Other, net                                                          82              (186)            (225)
---------------------------------------------------------------------------------------------------------------------
                                                                      4,256             2,615            3,234
---------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes and Cumulative Effect
     of Change in Accounting Principle                               24,783            19,846           13,686

Income Taxes                                                          8,674             6,946            4,886
---------------------------------------------------------------------------------------------------------------------

Earnings Before Cumulative Effect of
     Change in Accounting Principle                                  16,109            12,900            8,800
Cumulative Effect of Change in Accounting
     Principle, net of tax                                           (1,348)               --               --

---------------------------------------------------------------------------------------------------------------------

Net Earnings                                                       $ 14,761          $ 12,900         $  8,800
                                                                   ========          ========         ========


Basic Earnings Per Common Share Before
     Cumulative Effect of Change in Accounting
     Principle                                                       $1.04              $0.84            $0.71

Cumulative Effect of Change in Accounting
     Principle, net of tax                                          ($0.09)                --               --

---------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share                                      $0.95              $0.84            $0.71
                                                                     =====              =====            =====

---------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Common Share Before
     Cumulative Effect of Change in
     Accounting Principle                                            $0.97              $0.79            $0.66

Cumulative Effect of Change in Accounting
     Principle, net of tax                                          ($0.08)                --               --

---------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Common Share                                    $0.89              $0.79            $0.66
                                                                     =====              =====            =====
---------------------------------------------------------------------------------------------------------------------


See notes to the financial statements.

STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  Accumulated
                                                                       Additional    Other
                                                       Common Stock      Paid-in Comprehensive  Retained
(in thousands)                                       Shares    Amount    Capital    Loss, net   Earnings     Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 29, 1996                           11,782   $29,592    $ 652         --        $20,682    $ 50,926
     Comprehensive income:
         1997 net earnings                               --        --       --         --          8,800       8,800
     Shares of common stock sold                      3,348    34,726       --         --             --      34,726
     Litigation shares issued                            46       445       --         --             --         445
     Exercise of employee stock options including
         tax benefits                                    70       336       --         --             --         336
     Shares issued under CHUX Ownership Plan             19       150       --         --             --         150
-------------------------------------------------------------------------------------------------------------------------

Balance, December 28, 1997                           15,265    65,249      652         --         29,482      95,383
     Comprehensive income:
         1998 net earnings                               --        --       --         --         12,900      12,900
         Change in unrealized loss on
             available for sale securities,
             net of tax                                  --        --       --       (103)            --        (103)
                                                                                                            --------
                                                                                                              12,797
                                                                                                            ========
     Repurchase of common stock                         (14)       --     (143)        --             --        (143)
     Exercise of employee stock options including
         tax benefits                                    95       447       --         --             --         447
     Stock donation                                       8        97       --         --             --          97
     Shares issued under CHUX Ownership Plan             40       193       --         --             --         193
-------------------------------------------------------------------------------------------------------------------------

Balance, December 27, 1998                           15,394    65,986      509       (103)        42,382     108,774

     Comprehensive income:
         1999 net earnings                               --        --       --         --         14,761      14,761
         Change in unrealized loss on
           available for sale securities,
           net of tax                                    --        --       --        (83)            --         (83)
                                                                                                            --------
                                                                                                              14,678
                                                                                                            ========
     Repurchase of common stock                         (245)   (2,637)   (509)                               (3,146)
     Exercise of employee stock options including
        tax benefits                                     328     2,124                                         2,124
     Shares issued under CHUX Ownership Plan              25       259                                           259

-------------------------------------------------------------------------------------------------------------------------

                                                      15,502   $65,732   $  --      $(186)       $57,143    $122,689
                                                      ======   =======   =====      =====        =======    ========


See notes to the financial statements.

STATEMENTS OF CASH FLOWS

                                                                           Year Ended
---------------------------------------------------------------------------------------------------------------------------
                                                                  December 26,         December 27,      December 28,
(in thousands)                                                        1999                1998               1997
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                    $ 14,761           $ 12,900           $  8,800
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
           Cumulative effect of accounting change,
             net of tax                                                 1,348                 --                 --
           Depreciation and amortization                               14,060             10,558              7,920
           Amortization of preopening costs                                --              2,894              2,411
           Deferred income taxes                                        1,729              2,052              3,190
           (Gain)loss on the sale and involuntary
             conversion of assets                                          86               (522)                73
     Changes in assets and liabilities:
           Accounts receivable                                            176               (167)              (658)
           Inventories                                                 (1,747)            (2,429)               (95)
           Additions to preopening costs                                   --             (3,628)            (2,654)
           Other current assets                                             2               (322)              (874)
           Accounts payable                                             2,377              1,412                507
           Accrued payroll and other accrued expenses                   3,868              2,230               (237)
---------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities              36,660             24,978             18,383

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                              (49,880)           (42,550)           (34,621)
     Proceeds from the sale and involuntary conversion of assets           35              2,238              1,025
     Purchase of equity securities                                         --               (612)                --
     Other, net                                                           654               (595)                85
---------------------------------------------------------------------------------------------------------------------------
                 Net cash used by investing activities                (49,191)           (41,519)           (33,511)

Cash Flows From Financing Activities:
     Proceeds from long-term debt                                      38,803             43,822             16,400
     Payments on long-term debt and capitalized
         lease obligations                                            (25,399)           (26,675)           (36,135)
     Net proceeds from sale of common stock                                --                 --             34,726
     Exercise of employee incentive stock options                       2,383                640                486
     Repurchase of common stock                                        (3,146)              (143)                --
---------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities             12,641             17,644             15,477
---------------------------------------------------------------------------------------------------------------------------

Increase in cash                                                          110              1,103                349

Cash at beginning of the period                                         3,068              1,965              1,616
---------------------------------------------------------------------------------------------------------------------------

Cash at end of the period                                            $  3,178           $  3,068           $  1,965
---------------------------------------------------------------------------------------------------------------------------

See notes to the financial statements

NOTES TO THE FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

O'Charley's, Inc. (the "Company") owns and operates 117 (at December 26, 1999) full-service restaurant facilities in 11 southeastern and midwestern states under the trade name of "O'Charley's." The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the last Sunday in December. Fiscal years 1999, 1998 and 1997 were comprised of 52 weeks, which ended December 26, December 27, and December 28, respectively.

Inventories are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

Preopening Costs represent costs incurred prior to a restaurant opening. The Company adopted SOP 98-5, "Reporting the Costs of Start-Up Activity," in the first quarter of 1999. SOP 98-5 requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. Prior to the adoption of SOP 98-5, preopening costs were capitalized and amortized over one year. Accordingly, the Company now expenses preopening costs in the period incurred, and has recognized, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized preopening costs recorded on the accompanying balance sheet at December 27, 1998.

Investments. The Company owns certain marketable securities that are accounted for in accordance with Statement of Financial Accounting Standards No. 115. Accounting for Certain Debt and Equity Securities. Those securities related to the Company's deferred compensation plan discussed in note 11 are accounted for as trading securities, which are recorded at fair value with unrealized gains and losses included in results of operations. Such unrealized gains and losses are reflected in the accompanying statements of earnings, net of the associated change in accrued liabilities for compensation costs. The fair values of such assets at December 26, 1999 and December 27, 1998 are $2,133,000 and $1,206,000,
respectively.

All other marketable securities are classified as available for sale securities and are carried at fair value with the unrealized gains and losses recorded in a separate component of shareholders' equity, net of tax. At December 26, 1999, the fair value and cost of such securities were $332,000 and $619,000, respectively. At December 27, 1998, such amounts were $452,000 and $612,000, respectively.

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

Advertising Costs. The Company expenses advertising costs as incurred, except for certain advertising production costs that are expensed the first time the advertising takes place. Advertising expense for fiscal years 1999, 1998 and 1997 totaled $8,220,000, $6,569,000 and $5,464,000, respectively.

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

Stock Option Plan. The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, FAS 123 also allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to employees, and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FAS 123.

Per Share Data. Basic earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding plus the dilutive effect of options outstanding during the applicable periods.

Stock Repurchase. Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares become authorized but unissued. The Company reflects the purchase price of any such repurchased shares as a reduction of additional paid-in capital and common stock.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107 ("FAS 107"), Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on-and-off balance sheet financial instruments for which it is practicable to estimate that value. The scope of FAS 107 excludes certain financial instruments such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 26, 1999. Book value approximates fair value for substantially all of the Company's assets and liabilities that fall under the scope of FAS 107.

Impairment of Long-Lived Assets. Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Comprehensive Income. Statement of Financial Accounting Standards No. 130 ("FAS 130"), Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income, presented in the Statement of Shareholders' Equity, consists of net income and in 1999 and 1998, unrealized losses on available for sale securities. There were no components of other comprehensive income for 1997.

Operating Segments. The Company has adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosures About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. The Company operates in one segment as defined by FAS 131.

Use of Estimates. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Certain Reclassifications have been made to the accompanying financial statements for the previous fiscal years to conform to the 1999 presentation.

2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at year end:

(in thousands)                                                1999                  1998
-----------------------------------------------------------------------------------------------
Land and improvements                                      $ 50,770              $ 43,864
Buildings and improvements                                   77,284                62,489
Furniture, fixtures and equipment                            56,462                44,691
Leasehold improvements                                       52,204                33,926
Equipment under capitalized leases                           39,452                32,747
Property leased to others                                       840                    82
-----------------------------------------------------------------------------------------------
                                                            277,012               217,799
Less accumulated depreciation and amortization              (57,263)              (43,603)
-----------------------------------------------------------------------------------------------
                                                           $219,749              $174,196
-----------------------------------------------------------------------------------------------

3.  OTHER ASSETS

Other assets consist of the following at year end:

(in thousands)                                                      1999             1998
------------------------------------------------------------------------------------------------
     Excess of cost over fair value of net assets acquired,
         net of accumulated amortization of $131 in 1999
         and $115 in 1998                                          $  191           $  207
     Prepaid and other assets                                         802              775
     Marketable securities, deferred compensation                   2,133            1,206
     Marketable securities, other                                     332              452
     Notes receivable                                                 892              914

--------------------------------------------------------------------------------------------------
                                                                   $4,350           $3,554
--------------------------------------------------------------------------------------------------

4.  ACCRUED EXPENSES

Accrued expenses include the following at year end:

(in thousands)                                               1999                 1998
------------------------------------------------------------------------------------------------
Deferred revenue                                            $2,573                $2,002
Insurance expenses                                           1,807                 1,441
Other accrued expenses                                       3,090                 2,702

------------------------------------------------------------------------------------------------
                                                             7,470                $6,145

------------------------------------------------------------------------------------------------

5.  LONG-TERM DEBT

Long-term debt consists of the following at year end:

(in thousands)                                                1999              1998
----------------------------------------------------------------------------------------------
Revolving line of credit                                     $54,000           $35,000
Secured mortgage notes payable                                   222               233
Installment notes payable                                        343               446
----------------------------------------------------------------------------------------------
                                                              54,565            35,679
Less current maturities                                         (124)             (113)
----------------------------------------------------------------------------------------------
                                                             $54,441           $35,566
----------------------------------------------------------------------------------------------


On December 8, 1999, the Company entered into an amended and restated revolving credit agreement (the "Second Amendment") that extended the maturity date of the facility to November 30, 2002 for the first $70,000,000 outstanding under the facility and December 6, 2000 for the remaining $30,000,000. Under the previous agreement, the first $70,000,000 matured November 30, 2000 and the remaining $30,000,000 matured December 7, 1999.

On January 31, 2000, the Company entered into an amended and restated revolving credit agreement (the "Third Amendment") which increased its unsecured line of credit facility to $135 million from $100 million. The Third Amendment requires monthly interest payments at a floating rate based on the bank's prime rate plus or minus a certain percentage spread or the Libor rate plus a certain percentage spread. The interest rate spread on the facility is based on certain financial ratios achieved by the Company and is recomputed quarterly. At December 26, 1999, the $54,000,000 outstanding balance carried interest rates from 6.3% to 7.2%. The Third Amendment also extended the maturity date of the facility to May 31, 2003. The Third Amendment allows the facility to be extended annually by one year at the participating Banks' option. The Third Amendment also requires the Company to meet certain financial and other covenants, including restrictions on the incurrence of indebtedness, the sale of assets, mergers and dividend payments.

The secured mortgage note payable at December 26, 1999, bears interest at 10.5% and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $959,000 at December 26, 1999.

The installment notes payable at December 26, 1999, bear interest at 8.6% and are payable in monthly installments, including interest, through October 2002. Installment notes payable of $343,000 is secured by an airplane with a depreciated cost of approximately $901,000 at December 26, 1999.

The annual maturities of long-term debt as of December 26, 1999, are:
$124,000-2000; $135,000-2001; $125,000-2002; $54,017,000-2003; $19,000-2004; and
$145,000 thereafter.

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

As of December 26, 1999, approximately $39,452,000 cost less $10,265,000 accumulated amortization of the Company's property and equipment is under capitalized lease obligations. Interest rates on capitalized lease obligations range from 5.3% to 11.3%. Future minimum lease payments at December 26, 1999 are as follows:

                                                              Capitalized
                                                   Equipment                 Operating
(in thousands)                                      Leases                     Leases
----------------------------------------------------------------------------------------------
2000                                                $ 8,352                    $ 5,649
2001                                                  6,852                      5,675
2002                                                  5,464                      5,682
2003                                                  3,563                      5,552
2004                                                  3,085                      5,329
Thereafter                                            2,547                     46,328
----------------------------------------------------------------------------------------------

Total minimum rentals                                29,863                    $74,215
----------------------------------------------------------------------------------------------

Less amount representing interest                    (3,957)
----------------------------------------------------------------------------------------------
Net minimum lease payments                           25,906
Less current maturities                              (6,889)
----------------------------------------------------------------------------------------------

Capitalized lease obligations                       $19,017

----------------------------------------------------------------------------------------------

Rent expense for the fiscal years ending in December for operating leases is as follows:

(in thousands)                             1999            1998        1997
--------------------------------------------------------------------------------
Minimum rentals                           $5,224          $4,393      $4,022
Contingent rentals                           656             614         479
--------------------------------------------------------------------------------

                                          $5,880          $5,007      $4,501

7.  INCOME TAXES

The total income tax expense (benefit) for each respective year is as follows:

  (in thousands)                                                  1999           1998          1997
--------------------------------------------------------        ---------      ---------     ---------
  Earnings before cumulative effect of accounting change        $   8,674      $   6,946     $   4,886

  Tax effect of cumulative effect of accounting change               (726)            --            --

  Shareholders' equity, tax benefit derived from
    non-statutory stock options exercised and unrealized
    loss on investment securities                                    (768)          (162)         (120)
                                                                ---------      ---------     -----------
                                                                $   7,180      $   6,784     $   4,766
                                                                =========      =========     ===========

Income tax expense related to earnings before cumulative effect of accounting change for each respective year is as follows:

(in thousands)                             1999             1998             1997
-----------------------------------        ----             ----             ----
Current                                $      6,945     $      4,894     $     1,696
Deferred                                      1,729            2,052           3,190
                                       ------------     ------------     -----------
                                       $      8,674     $      6,946     $     4,886
                                       ============     ============     ===========

Income tax expense (benefit) attributable to earnings differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings from operations as a result of the following:

                                                      1999         1998          1997
                                                      ----         ----          ----
Federal statutory rate                                35.0%        35.0%         35.0%
Increase (decrease) in taxes due to:
State income taxes, net of federal tax benefit         3.1          2.9           3.7
Utilization of tax credits                            (3.1)        (2.9)         (3.5)
Other                                                    -            -           0.5
                                                     -----        -----         -----
                                                      35.0%        35.0%         35.7%
                                                     =====        =====         =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

(in thousands)                                                       1999            1998             1997
----------------------------------------------------------           ----            ----             ----
Deferred tax assets:
  Accrued expenses, principally due to accruals for
  workers' compensation, employee health and
  retirement benefits                                             $     1,433     $      1,333     $     1,621
Other                                                                     204              240              23
                                                                  -----------     ------------     -----------
  Total gross deferred tax assets                                       1,637            1,573           1,644

Deferred tax liabilities:
Property and equipment, principally due to differences
  in depreciation and capitalized lease amortization                    6,742            4,859           3,207

Preopening costs, due to cost in excess of amortization                     -              726             517
Other                                                                       -              135              71
                                                                  -----------     ------------     -----------
  Total gross deferred tax liabilities                                  6,742            5,720           3,795
                                                                  -----------     ------------     -----------
    Net deferred tax liability                                    $     5,105     $      4,147     $     2,151
                                                                  ===========     ============     ===========

The net deferred tax liability (asset) at year-end is recorded as follows:

(in thousands)                                               1999            1998            1997
------------------------------------------------             ----            ----            ----
Deferred income taxes, long-term liability              $      6,243     $      4,290     $     2,958
Deferred income taxes, current asset                          (1,138)            (143)           (807)
                                                        ------------     ------------     -----------
                                                        $      5,105     $      4,147     $     2,151
                                                        ============     ============     ===========

Based on the Company's history of taxable income and management's projections of future taxable income, the Company believes it is more likely than not that all of the deferred assets will be realized; thus, no valuation allowance is recorded.

8.  SHAREHOLDERS' EQUITY

The Board of Directors of the Company approved a 3-for-2 stock split effected as a 50% stock dividend for shareholders of record on May 20, 1998. Previously stated common shares outstanding and basic and dilutive weighted average common shares outstanding used to compute basic and dilutive earnings per common share have been adjusted to reflect the stock split. Previously reported basic and dilutive earnings per common share were $1.06 and $0.99 in 1997.

In the fourth quarter of 1997, the Company completed a secondary public offering of its common stock in which 3,348,000 shares were sold by the Company for net proceeds of $34.7 million. The net proceeds were used to reduce the Company's outstanding indebtedness under its revolving credit agreement.

On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 750,000 shares of the Company's common stock. As of December 26, 1999, approximately 260,000 shares have been repurchased. Through March 17, 2000, the Company repurchased 50,000 additional shares of common stock.

The Company's charter authorizes 100,000 shares of preferred stock of which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 26, 1999, no preferred shares had been issued.

9.  EARNINGS PER SHARE

The following is a reconciliation of the Company's basic and diluted earnings per share in accordance with FAS 128.


(in thousands, except per share data)                                    1999            1998               1997
--------------------------------------------------                       ----            ----               ----
Earnings before cumulative effect of accounting
  change                                                             $    16,109       $    12,900        $    8,800
Net Earnings                                                         $    14,761       $    12,900        $    8,800

Basic Earnings per Share:
  Weighted shares outstanding                                             15,461            15,344            12,467

  Earnings per common share before  cumulative effect
    of change in accounting principle                                $      1.04        $     0.84        $     0.71

  Cumulative effect of change in accounting principle                $     (0.09)       $        -        $        -
                                                                     ------------       -----------       -----------

  Basic earnings per share                                           $      0.95        $     0.84        $     0.71
                                                                     ============       ===========       ===========

Diluted Earnings per Share:

  Weighted shares outstanding                                             15,461            15,344            12,467
  Incremental stock option shares outstanding                              1,195             1,048               894
                                                                     ------------       -----------       -----------
  Total diluted shares outstanding                                        16,656            16,392            13,361

  Earnings per common share before  cumulative effect
    of change in accounting principle                                $      0.97        $     0.79        $     0.66

  Cumulative effect of change in accounting principle                $     (0.08)       $        -        $        -
                                                                     ------------       -----------       -----------

  Diluted earnings per share                                         $      0.89        $     0.79        $     0.66
                                                                     ============       ===========       ===========

During the first quarter of 2000, the Company issued options to purchase 345,000 shares of Common Stock at an exercise price of $11.875 per share. For the fiscal years 1999, 1998 and 1997, the number of anti-dilutive shares excluded from the weighted average shares calculation were approximately 646,300, 230,300 and 45,100, respectively.

10.  STOCK OPTION AND PURCHASE PLANS

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

A summary of stock option activity during the past three years is as follows:

                                                                Weighted-Average
                                            Number of Shares     Exercise Price
                                            ----------------    ----------------
Balance at December 29, 1996                     2,759,413        $       5.69
  Granted                                          248,250               10.09
  Exercised                                        (74,325)               3.19
  Forfeited                                        (81,427)               8.02
                                            ---------------      -------------

Balance at December 28, 1997                     2,851,911                6.08
  Granted                                          463,700               12.14
  Exercised                                        (95,260)               4.11
  Forfeited                                        (71,425)               8.89
                                            ---------------      -------------

Balance at December 27, 1998                     3,148,926                6.98
  Granted                                          980,550               15.16
  Exercised                                       (328,438)               4.53
  Forfeited                                       (121,143)              12.33
                                            ---------------      -------------

Balance at December 26, 1999                     3,679,895       $        9.21
                                            ===============      =============

The following table summarizes information about stock options outstanding at December 26, 1999.

                         Options Outstanding                                     Options Exercisable
-----------------------------------------------------------------------   -----------------------------------
                                    Weighted-Avg.
                                      Remaining          Weighted-Avg.                         Weighted-Avg.
   Exercise Price       Number    Contractual Life      Exercise Price         Number         Exercise Price
------------------  ------------  -----------------     ---------------   ---------------    ----------------
    $1.00 to 4.99       338,873           2.1 years          $    3.02           338,873            $   3.02
    $5.00 to 5.99     1,072,167           3.8                     5.61         1,020,680                5.61
    $6.00 to 7.99       444,942           5.0                     7.49           314,435                7.44
   $8.00 to 10.99       490,726           6.7                     9.00           229,388                8.75
  $11.00 to 13.99       395,237           8.2                    12.32           110,036               12.34
  $14.00 to 15.99       937,950           9.2                    15.16            24,750               14.33
                    ------------  -----------------     ---------------   ---------------    ----------------
   $1.00 to 15.99     3,679,895           6.0                $    9.21         2,038,162            $   6.28
                    ============  =================     ===============   ===============    ================

At the end of 1999, 1998 and 1997, the number of options exercisable was approximately 2,038,000, 2,003,000 and 1,578,000, respectively, and the weighted average exercise price of those options was $6.28, $5.57 and $5.01, respectively.

The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible employees of the Company to become shareholders in O'Charley's. The Company has reserved 675,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85% of the lower of 1) the closing market price per share of the Company's Common Stock on the last trading date of the plan year or 2) the average of the closing market price of the Company's Common Stock on the first and the last trading day of the plan year. Contributions of up to 15% of base salary are made by each participant through payroll deductions. As of December 26, 1999, 148,000 shares have been issued under this plan.

If compensation cost for these plans had been determined consistent with FAS Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

(in thousands, except per share data)                              1999          1998            1997
---------------------------------------------------------        --------      --------        --------
Net Earnings:     As reported                                    $ 14,761      $ 12,900        $  8,800
                  Pro forma, as adjusted under FAS 123             13,391        12,162           8,387

Basic Earnings
per common
share:            As reported                                     $  0.95       $  0.84        $   0.71
                  Pro forma, as adjusted under FAS 123               0.87          0.79            0.67

Diluted Earnings
per common
share:            As reported                                     $  0.89       $  0.79        $   0.66
                  Pro forma, as adjusted under FAS 123               0.80          0.74            0.63

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

                                                   1999          1998            1997
                                                  --------      -------        -------
Risk-free investment interest                         6.4%         5.3%            5.8%
Expected life in years                                7.0          7.9             7.8
Expected volatility                                  51.5%        52.7%           50.5%
Fair value of options granted (per share)         $  9.30       $ 7.73         $  6.33

11.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan. Under the Plan, employees can make contributions up to 15% of their annual compensation. The Company contributes annually to the Plan an amount equal to 50% of employee contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20% each year beginning after the employee's initial year of employment. Company contributions were approximately $356,000 in 1999, $276,000 in 1998, and $140,000 in 1997.

The Company maintains a deferred compensation plan for a select group of management employees to provide supplemental retirement income benefits through deferrals of salary, bonus and deferral of contributions which cannot be made to the Company's 401(k) Plan due to Internal Revenue code limitations. Participants in this Plan can contribute, on a pre-tax basis, up to 50% of their base pay and 100% of their bonuses. The Company contributes annually to this Plan an amount equal to a matching formula of each participant's deferrals. Company contributions were $205,000 in 1999, $143,000 in 1998 and $109,000 in 1997. The
amount of the deferred compensation liability payable to the participants is recorded as "other liabilities" on the balance sheet.

12.  RELATED-PARTY TRANSACTIONS

The Company leases the land and building of four of its restaurants from an entity that is owned by an officer and a principal shareholder of the Company. The leases expire at various times through 2007, with options to renew for a term of 10 years.

At the beginning of 1999, the Company leased three of its restaurants from an entity that is owned by certain directors, an officer and a principal shareholder of the Company. During 1999, the Company bought out one of the leases. Subsequent to year-end, the Company purchased the remaining two leased properties at fair value.

In the opinion of management and the Company's Board of Directors, all related-party transactions, including terms and amounts, are comparable to those that could be obtained from unaffiliated third parties.

The aforementioned related-party transactions are reflected in the financial statements as follows:

(in thousands)                               1999           1998            1997
-------------------------------------      ---------      --------        -------
STATEMENTS OF OPERATIONS
  Costs and Expenses:
  Restaurant operating costs:
    Rent expense                               $599          $765            $861
    Contingent rentals                          410           386             310

13.  STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flow information is as follows:

(in thousands)                                                1999                1998                1997
-------------------------------------------------         ------------        -----------         ------------
Cash paid for interest                                       $4,306              $3,021              $3,616
Additions to capitalized lease obligations                    9,787               7,852               7,146
Income taxes paid                                             5,254               4,613               1,582
Litigation shares issued                                         --                  --                 445

14.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions incidental to its business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's operating results, liquidity or financial positions.

15.  SELECTED QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for each respective year is as follows:

                                                                       First      Second       Third      Fourth
                                                                      Quarter     Quarter     Quarter    Quarter
(in thousands, except for per share data)                           (16 weeks)  (12 weeks)  (12 weeks)  (12 weeks)
------------------------------------------------------------        ----------  ----------  ----------  ----------
Year Ended December 26, 1999
Net revenues                                                         $ 87,849    $ 70,225    $ 72,148   $ 71,983
Income from operations                                                  8,084       6,590       6,894      7,472
Income before cumulative change in accounting principle                 4,470       3,629       3,821      4,190
Net earnings                                                            3,122       3,629       3,821      4,190
Basic earnings per common share
  Earnings before change in accounting principle                         0.29        0.24        0.25       0.27
  Net Earnings                                                           0.20        0.24        0.25       0.27
Diluted earnings per common share
  Earnings before change in accounting principle                         0.27        0.22        0.23       0.25
  Net Earnings                                                           0.19        0.22        0.23       0.25
                                                                        =====       =====       =====      =====

Year Ended December 27, 1998
Net revenues                                                         $ 70,961    $ 56,589    $ 58,251   $ 60,245
Income from operations                                                  6,122       5,325       5,278      5,736
Net earnings                                                            3,463       3,083       3,047      3,307
Basic earnings per common share                                          0.23        0.20        0.20       0.21
Diluted earnings per common share                                        0.21        0.19        0.19       0.20
                                                                        =====       =====       =====      =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 4, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11.   EXECUTIVE COMPENSATION.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 4, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 4, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 4, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:  See Item 8

    2.  Financial Statement Schedules:  Not Applicable

    3.  Management Contracts and Compensatory Plans and Arrangements

        -  O'Charley's Inc. 1985 Stock Option Plan (included as Exhibit 10.12)
        -  O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.13)

        - First Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.14)
        - Second Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.15)
        - Third Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.16)
        - O'Charley's 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.17)
        -  CHUX Ownership Plan (included as Exhibit 10.18)
        - Severance Compensation Agreement, dated February 16, 2000, by and between O'Charley's Inc. and Gregory L. Burns (included as
           Exhibit 10.19)
        - Severance Compensation Agreement, dated as of March 4, 1998, by and between O'Charley's Inc. and A. Chad Fitzhugh (included as
           Exhibit 10.20)
        - Severance Compensation Agreement, dated as of March 4, 1998, by and between O'Charley's Inc. and Steven J. Hislop (included as
           Exhibit 10.21)

   4.       Exhibits:


Exhibit
Number                                       Description
-----                                        -----------
 3.1         ----     Restated Charter of the Company (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 333-33585)

 3.2         ----     Amended and Restated Bylaws of the Company (incorporated by reference to
                      Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 18, 1999)

 4.1         ----     Form of Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.1         ----     Lease dated May 1, 1987 between CWF Associates and CWF Corporation and all amendments thereto for 2895 Richmond Road, Lexington, KY 40509 (incorporated by reference to
                      Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration
                      No. 33-35170)

10.2         ----     Lease dated August 15, 1987 between CWF Associates and O'Charley's Inc. and all amendments thereto for improvements located at 17 White Bridge Road, Nashville, TN
                      (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on
                      Form S-1, Registration No. 33-35170)

10.3         ----     Lease dated October 25, 1985 between Two Mile Partners and CWF Corporation and all amendments thereto for 912 Two Mile Parkway, Goodlettsville, TN (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1,
                      Registration No. 33-35170)


10.4         ----     Lease dated December 30, 1985 between Two Mile Partners and CWF Corporation for 644 N. Riverside Dr., Clarksville, TN (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.5         ----     Lease dated September 9, 1985 between Two Mile Partners and CWF Corporation for 1720
                      U.S. 31-W Bypass Building, Bowling Green, KY (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.6         ----     Lease dated December 26, 1986 between Two Mile Partners and CWF Corporation for 1006
                      Memorial Blvd., Murfreesboro, TN (incorporated by reference to Exhibit 10.8 of the
                      Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.7         ----     Lease Agreement dated as of December 30, 1990 between Two Mile Partners, II and
                      O'Charley's Inc. (incorporated by reference to Exhibit 10.26 of the Company's Annual
                      Report on Form 10-K for the year ended December 30, 1990)

10.8         ----     Amended and Restated Revolving Credit Agreement, dated as of December 8, 1997, among
                      O'Charley's Inc. and Mercantile Bank National Association, Bank One, N.A., First Union
                      National Bank, NationsBank of Tennessee, N.A., as Co-Agent, and First American National
                      Bank, as Agent (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 28, 1997)

10.9         ----     Assumption Agreement and Amendment to Amended and Restated Revolving Credit Agreement,
                      dated December 7, 1998, among O'Charley's Inc., OCI, Inc., O'Charley's Sports Bar, Inc., Air
                      Travel Services, Inc., O'Charley's Management Company, Inc., DFI, Inc., O'Charley's
                      Restaurant Properties, LLC, Mercantile Bank National Association, Bank One, N.A., First
                      Union National Bank, NationsBank of Tennessee, N.A., as Co-Agent, and First American National
                      Bank, as Agent (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 27, 1998)

10.10        ----     Assumption and Second Amendment to Amended and Restated Revolving Credit Agreement, dated
                      December 8, 1999, among O'Charley's Inc., OCI, Inc., O'Charley's Sports Bar, Inc., Air Travel
                      Services, Inc., O'Charley's Management Company, Inc., DFI, Inc., O'Charley's Restaurant Properties,
                      LLC, O'Charley's Service Company, Inc., Mercantile Bank National Association, First Union National
                      Bank, Bank of America, N.A., as Co-Agent, and First American National Bank, as Agent.

10.11        ----     Third Amendment to Amended and Restated Revolving Credit Agreement, dated January 31, 2000, by and among O'Charley's Inc., OCI, Inc., O'Charley's Sports Bar, Inc., Air Travel Services, Inc.,
                      O'Charley's Management Company, Inc., DFI, INC., O'Charley's Restaurant Properties, LLC, O'Charley's
                      Service Company, Inc., Mercantile Bank, National Association, First Union National Bank, SunTrust
                      Bank, Bank of America, N.A., as Co-Agent, and AmSouth Bank, as Agent.


10.12        ----     O'Charley's Inc. 1985 Stock Option Plan (incorporated by reference to Exhibit 10.27 of the
                      Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.13        ----     O'Charley's Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.26 of the
                      Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.14        ----     First Amendment to O'Charley's Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit
                      10.24 of the Company's Annual Report on Form 10-K for the year ended December 29, 1991)

10.15        ----     Second Amendment to O'Charley's Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit
                      10.23 of the Company's Annual Report on Form 10-K for the year ended December 26, 1993)

10.16        ----     Third Amendment to O'Charley's Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit
                      10.14 of the Company's Annual Report on Form 10-K for the year ended December 27, 1998)

10.17        ----     O'Charley's Inc. 1991 Stock Option Plan for Outside Directors, As Amended (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, Registration No.
                      333-63495)

10.18        ----     CHUX Ownership Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993)

10.19        ----     Severance Compensation Agreement, dated February 16, 2000, by and between O'Charley's Inc. and
                      Gregory L. Burns

10.20        ----     Severance Compensation Agreement, dated March 4, 1998, by and between O'Charley's Inc. and A. Chad
                      Fitzhugh (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K
                      for the year ended December 28, 1997)

10.21        ----     Severance Compensation Agreement, dated March 4, 1998, by and between O'Charley's Inc. and Steven
                      J. Hislop (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K
                      for the year ended December 28, 1997)

21           ----     Subsidiaries of the Company

23           ----     Consent of KPMG LLP

27           ----     Financial Data Schedule

         (b) During the quarter ended December 26, 1999, the Company did not file any Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee.



                             O'CHARLEY'S INC.

Date: March 27, 2000         By: /s/ Gregory L. Burns
                                 -----------------------------------------------
                               Gregory L. Burns
                               Chief Executive Officer and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



      Signature                                   Title                             Date
-------------------------------      --------------------------------------     --------------

/s/ Gregory L. Burns                 Chief Executive Officer and Chairman of    March 27, 2000
--------------------------------     the Board (Principal Executive Officer)
(Gregory L. Burns)

/s/ Steven J. Hislop                 President, Chief Operating Officer and     March 27, 2000
--------------------------------     Director
(Steven J. Hislop)

/s/ A. Chad Fitzhugh                 Chief Financial Officer, Secretary, and    March 27, 2000
--------------------------------     Treasurer (Principal Financial and
(A. Chad Fitzhugh)                   Accounting Officer)



                                     Director
--------------------------------
(John W. Stokes, Jr.)


/s/ Richard Reiss, Jr.               Director                                   March 27, 2000
--------------------------------
(Richard Reiss, Jr.)


/s/ G. Nicholas Spiva                Director                                   March 27, 2000
--------------------------------
(G. Nicholas Spiva)


/s/ H. Steve Tidwell                 Director                                   March 27, 2000
--------------------------------
(H. Steve Tidwell)


/s/ C. Warren Neel                   Director                                   March 27, 2000
--------------------------------
(C. Warren Neel)

/s/ Samuel H. Howard                 Director                                   March 27, 2000
--------------------------------
(Samuel H. Howard)

/s/ Shirley A. Zeitlin               Director                                   March 27, 2000
--------------------------------
(Shirley A. Zeitlin)
