Form 10-Q
period 2000-04-16
O CHARLEYS INC
filed 2000-05-31
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 16, 2000

                         Commission file number      O-18629
                                                --------------

                                O'Charley's Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)


             Tennessee                                        62-1192475
--------------------------------------                   --------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


3038 Sidco Drive, Nashville, Tennessee                          37204
---------------------------------------                       ----------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


           Class                               Outstanding as of May 26, 2000
           -----                               ------------------------------
   Common Stock, no par value                          15,563,380 shares


                                O'Charley's Inc.

                                    Form 10-Q

                        For Quarter Ended April 16, 2000

                                      Index


                                                                         Page No.
                                                                         --------
Part I -  Financial Statements

     Item 1. Financial statements:
          Balance sheets as of April 16, 2000 and
           December 26, 1999                                                  3

          Statements of earnings for the sixteen weeks
           ended April 16, 2000 and April 18, 1999                            4

          Statements of cash flows for the sixteen weeks
           ended April 16, 2000 and April 18, 1999                            6

          Notes to unaudited financial statements                             7

     Item 2. Management's discussion and analysis of
             financial condition and results of operations                   10

     Item 3. Quantitative and qualitative disclosures about market risk      16

 Part II - Other Information

     Item 6. Exhibits and reports on Form 8-K                                17

Signatures                                                                   18

                                O'Charley's Inc.
                                 Balance Sheets

                                 (in thousands)

                                                          April 16,    December 26,
                                                            2000           1999
                                                         ---------      ---------
                           Assets
Current Assets:
   Cash and cash equivalents                             $   1,411      $   3,178
   Accounts receivable                                       2,830          2,195
   Inventories                                              15,863          8,776
   Deferred income taxes                                     1,138          1,138
   Other current assets                                      1,214            794
                                                         ---------      ---------
     Total current assets                                   22,456         16,081

Property and Equipment, net                                233,865        219,749
Other Assets                                                 4,995          4,350
                                                         ---------      ---------
                                                         $ 261,316      $ 240,180
                                                         =========      =========

            Liabilities and Shareholders' Equity

Current Liabilities
   Accounts payable                                      $   9,185      $   9,318
   Accrued payroll and related expenses                      7,952          6,524
   Accrued expenses                                          6,286          7,470
   Federal, state and local taxes                            8,036          5,167
   Current portion of long-term debt and
      capitalized leases                                     6,802          7,013
                                                         ---------      ---------
         Total current liabilities                          38,261         35,492

Deferred Income Taxes                                        6,338          6,243
Other Liabilities                                            2,487          2,298
Long-Term Debt                                              68,398         54,441
Capitalized Lease Obligations                               17,197         19,017

Shareholders' Equity:
   Common stock -- No par value; authorized,
      50,000,000 shares; issued and outstanding,
      15,550,051 in 2000 and 15,502,182 in 1999             65,813         65,732
   Accumulated other comprehensive loss, net of tax            (10)          (186)
   Retained                                                 62,832         57,143
                                                         ---------      ---------
                                                           128,635        122,689
                                                         ---------      ---------
                                                         $ 261,316      $ 240,180
                                                         =========      =========

                                O'Charley's Inc.
                             Statements of Earnings

              Sixteen Weeks Ended April 16, 2000 and April 18, 1999

                                                            2000         1999
                                                          --------     --------
                                                          (in thousands, except
                                                             per share data)
Revenues:
     Restaurant sales                                     $105,204     $ 86,855
     Commissary sales                                        1,094          994
                                                          --------     --------
                                                           106,298       87,849
Costs and Expenses:

     Cost of restaurant sales:
         Cost of food, beverage and supplies                33,920       29,059
         Payroll and benefits                               32,281       26,534
         Restaurant operating costs                         14,875       12,285
     Cost of commissary sales                                1,022          936
     Advertising, general and administrative expenses        7,085        5,805
     Depreciation and amortization                           4,955        3,852
     Preopening costs                                        1,611        1,294
                                                          --------     --------
                                                            95,749       79,765
                                                          --------     --------
Income from Operations                                      10,549        8,084

Other (Income) Expense:
     Interest expense, net                                   1,782        1,175
     Other, net                                                 14           32
                                                          --------     --------
                                                             1,796        1,207
                                                          --------     --------
Earnings Before Income Taxes and Cumulative                  8,753        6,877
     Effect of Change in Accounting Principle

Income Taxes                                                 3,064        2,407
                                                          --------     --------
Earnings Before Cumulative Effect of
     Change in Accounting Principle                       $  5,689     $  4,470

Cumulative Effect of Change in Accounting
     Principle (Net of Tax Benefit)                             --     ($ 1,348)
                                                          --------     --------
Net Earnings                                              $  5,689     $  3,122
                                                          ========     ========


                       See notes to financial statements.

                                O'Charley's Inc.
                       Statements of Earnings (Continued)

              Sixteen Weeks Ended April 16, 2000 and April 18, 1999

                                                            2000         1999
                                                          --------     --------
                                                          (in thousands, except
                                                             per share data)
Basic Earnings per Share:
     Earnings per Common Share Before Cumulative
         Effect of Change in Accounting Principle         $   0.37     $   0.29

     Cumulative Effect of Change in Accounting
               Principle                                        --     ($  0.09)
                                                          --------     --------
     Basic Earnings per Common Share                      $   0.37     $   0.20

     Weighted Average Common Shares Outstanding             15,496       15,398
                                                          ========     ========

Diluted Earnings per Share:
     Earnings per Common Share Before Cumulative
         Effect of Change in Accounting Principle         $   0.35     $   0.27

     Cumulative Effect of Change in Accounting
               Principle                                        --     ($  0.08)
                                                          --------     --------
     Diluted Earnings per Common Share                    $   0.35     $   0.19
                                                          ========     ========
     Weighted Average Common Shares Outstanding             16,318       16,624
                                                          ========     ========




                       See notes to financial statements.

                                O'Charley's Inc.
                            Statements of Cash Flows

              Sixteen Weeks Ended April 16, 2000 and April 18, 1999

                                                                     2000          1999
                                                                   --------      --------
                                                                      (in thousands)
Cash Flows from Operating Activities:
     Net earnings                                                  $  5,689      $  3,122
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Cumulative effect of accounting change, net of tax           --         1,348
            Depreciation and amortization                             4,955         3,852
            Provision for deferred income taxes                          95            --
            Loss on the sale of assets                                   10            --

     Changes in assets and liabilities:
         Accounts receivable                                           (635)           41
         Inventories                                                 (7,087)       (2,895)
         Other current assets                                          (420)         (430)
         Accounts payable                                              (133)          (31)
         Accrued payroll and other accrued expenses                   3,113         1,984
                                                                   --------      --------
                Net cash provided by operating activities             5,587         6,991

Cash Flows from Investing Activities:
     Additions to property and equipment                            (19,367)      (16,965)
     Proceeds from the sale of assets                                   291            --
     Purchase of equity securities                                       --            --
     Other, net                                                        (285)          188
                                                                   --------      --------
                Net cash used by investing activities               (19,361)      (16,777)

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                    26,208        20,553
     Payments on long-term debt and capitalized
         lease obligations                                          (14,282)      (12,264)
     Exercise of employee incentive stock options                       665            91
     Payments to acquire treasury stock                                (584)           --
                                                                   --------      --------
                Net cash provided by financing activities            12,007         8,380
                                                                   --------      --------
Decrease in Cash                                                     (1,767)       (1,406)

Cash at Beginning of the Period                                       3,178         3,068
                                                                   --------      --------
Cash at End of the Period                                          $  1,411      $  1,662
                                                                   ========      ========


                See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
              Sixteen Weeks Ended April 16, 2000 and April 18, 1999

A. Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company's fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each. Fiscal 2000 will consist of fifty-three weeks compared to fifty-two weeks in 1999 with the fourth quarter consisting of thirteen weeks compared to twelve weeks in the fourth quarter of 1999.

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

    These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

B. Earnings Per Common Share

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


                                                               Sixteen                   Sixteen
(In thousands,                                               weeks ended               weeks ended
except per share data)                                      April 16, 2000            April 18, 1999
-----------------------------------------------------------------------------------------------------
Earnings Before Cumulative Effect of
    Change in Accounting Principle                              $  5,689                $  4,470

Cumulative Effect of Change in
    Accounting Principle (net of tax benefit)                         --                  (1,348)

Net Earnings                                                    $  5,689                 $ 3,122
                                                                ---------------------------------
Basic Earnings Per Share:
    Weighted average shares outstanding                           15,496                  15,398
                                                                ---------------------------------

     Earnings per share before cumulative
         effect of change in accounting principle               $   0.37                 $  0.29

     Cumulative effect of accounting change                           --                  ($0.09)
                                                                ---------------------------------

     Basic earnings per share                                   $   0.37                 $  0.20
                                                                ---------------------------------
Diluted Earnings Per Share:
     Weighted average shares outstanding                          15,496                  15,398
      Incremental stock option shares outstanding                    822                   1,226
                                                                ---------------------------------

      Weighted average diluted shares outstanding                 16,318                  16,624

      Earnings per share before cumulative
         effect of change in accounting principle               $   0.35                 $  0.27

      Cumulative effect of accounting change                          --                   ($.08)
                                                               ----------------------------------

      Diluted earnings per share                                $   0.35                 $  0.19
                                                                ---------------------------------

Options for approximately 1,286,000 and 835,000 shares were excluded from the 2000 and 1999 diluted weighted average shares calculations, respectively, due to these shares being anti-dilutive.

C. New Accounting Pronouncement

     Effective December 28, 1998, the Company adopted SOP 98-5, Reporting the Costs of Start-up Activities, which requires costs incurred during a start-up activity be expensed as incurred. As a result, the Company recognized as a cumulative effect of the change in accounting principle a charge of $1.3 million, net of tax, or $0.08 per diluted share during the first quarter of 1999.

D. Comprehensive Income

    Comprehensive income consists of net earnings and other comprehensive income attributable to unrealized gains and losses on available for sale securities. Other comprehensive gain, net of tax, for the first quarter 2000 was $176,000. Comprehensive income for the first quarter 1999 was comprised solely of net earnings.

E. Subsequent Event

    On May 26, 2000, the Company purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $14.0 million and the assumption of approximately $1.8 million in debt. The transaction includes an additional earn-out provision based on certain performance thresholds to be met over the next five years that could provide the former owners a maximum of $5.0 million. The transaction will be accounted for using the purchase method of accounting. Stoney River will be operated as a wholly-owned subsidiary of the Company.

Item 2.      Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
                Sixteen Weeks Ended April 16, 2000 and April 18, 1999

RESULTS OF OPERATIONS

GENERAL

At April 16, 2000, we owned and operated 125 O'Charley's restaurants in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. O'Charley's are full service, casual dining restaurants which appeal to traditional casual dining customers as well as value-oriented customers by offering high quality food at moderate pricing with outstanding service. Our growth strategy is to continue fully penetrating existing and new targeted major metropolitan areas while opening new units in smaller secondary markets in close proximity to our major markets. We operate a commissary for the primary purpose of providing our restaurants with consistent quality food products, which meet our specifications while obtaining the best possible prices for those items. The majority of the food products served in our restaurants are distributed to the stores by the commissary. In addition to purchasing food and supply products, the commissary manufactures certain proprietary products and ages and cuts red meat into steaks in its USDA approved meat facility. All sales from the commissary to the restaurants are eliminated in the consolidated financial statements.

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

The following table reflects changes in the number of Company-owned restaurants for the periods presented.



         Restaurants                                  2000         1999
         --------------------------------------------------------------
         In operation, beginning of period            117            99
         Restaurants opened                             8             7
                                                     ------------------
         In operation, end of period                  125           106
                                                     ------------------


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

We have historically maintained a "kids eat free" program where we provide meals from a selected menu to kids 10 years old and under. In select markets, we are currently offering a value-oriented kid's program where we provide a meal from a kid's menu, which includes a beverage and a dessert, for a set price. The results indicate that there are no material differences in profitability at restaurants that implement the value-oriented kid's program.

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

PAYROLL AND BENEFITS includes payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries and bonuses, hourly wages for store level employees, payroll taxes, workers' compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have an incentive bonus plan that compensates store management for achieving and exceeding certain store level financial targets and performance goals. Currently, Congress is contemplating an increase in the federal minimum wage rate and it appears an increase is imminent. We typically pay our employees more than minimum wage; thus, do not expect an immediate adverse effect on our financial performance from such an increase. However, as in prior years, we do expect that overall wage inflation will be higher for several years following any minimum wage increase that may affect payroll costs in the future. As Congress has raised the federal minimum wage rate in recent years, the base wage rate for tipped employees has remained at $2.13. Any increase to that amount would have an effect on payroll and benefits. Currently, we do not expect an increase to the base wage rate.

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

DEPRECIATION AND AMORTIZATION primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life. Depreciation and amortization as a percentage of total revenues may increase as the number of new store openings increases.

PREOPENING COSTS includes operating costs and expenses incurred prior to a new restaurant opening. Beginning in the first quarter of 1999, preopening costs are expensed as incurred in accordance with SOP 98-5 rather than capitalized and amortized over one year as was the practice prior to the implementation of this new accounting pronouncement. This new accounting method affects when preopening costs are expensed and may impact earnings relative to the previous method from quarter to quarter and year to year basis depending on when these costs are incurred. Preopening costs are now reflected on a separate line item labeled "preopening costs" on the statement of earnings. The amount of preopening costs incurred in any one period may include costs associated with stores expected to open subsequent to that period. We typically incur average preopening costs of approximately $200,000 for each new store.

RECENT ACQUISITION

On May 26, 2000, we purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $14.0 million and the assumption of approximately $1.8 million in debt. The transaction includes an additional earn-out provision based on certain performance thresholds to be met over the next five years that could provide the former owners a maximum of $5.0 million. The transaction will be accounted for using the purchase method of accounting. Stoney River will be operated as a wholly-owned subsidiary of the Company. We expect this transaction will have a negative impact on earnings for the remainder of 2000 and 2001 due principally to the costs associated with the integration and expansion of the concept. Major categories affected will be depreciation, goodwill amortization, and interest expense. As a result of the transaction, we will recognize goodwill to be amortized over twenty years. Other expense categories will increase, but not necessarily as a percentage of increased revenues.

The following section should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for first quarter of 2000 and 1999 as a percentage of total revenues unless otherwise indicated. Each quarter is comprised of 16 weeks.

                                                                      First Quarter
                                                                   -------------------
                                                                    2000         1999
                                                                    ----         ----
         REVENUES:
             Restaurant sales                                       99.0%        98.9%
             Commissary sales                                        1.0%         1.1%
                                                                   --------------------
                                                                   100.0%       100.0%
         COSTS AND EXPENSES:
             Cost of restaurant sales:(1)
                 Cost of food, beverage and supplies                32.3%        33.5%
                 Payroll and benefits                               30.7%        30.6%
                 Restaurant operating costs                         14.1%        14.1%
                                                                   --------------------
                                                                    77.1%        78.2%
                                                                   --------------------
             Restaurant operating margin(2)                         22.9%        21.8%

             Cost of commissary sales(3)                            93.4%        94.2%
             Advertising, general and administrative expenses        6.7%         6.6%
             Depreciation and amortization                           4.7%         4.4%
             Preopening costs                                        1.5%         1.5%
                                                                   --------------------

         INCOME FROM OPERATIONS                                      9.9%         9.2%

         OTHER (INCOME) EXPENSE:
             Interest expense, net                                   1.7%         1.3%
             Other, net                                              0.0%         0.0%
                                                                   --------------------
         EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
             EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                8.2%         7.8%
         INCOME TAXES                                                2.9%         2.7%
                                                                   --------------------

         EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN
             ACCOUNTING PRINCIPLE                                    5.4%         5.1%

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          --         (1.5%)
                                                                   --------------------

         NET EARNINGS                                                5.4%         3.6%
                                                                   ====================

         (1) As a percentage of restaurant sales.
         (2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.
         (3) As a percentage of commissary sales.

FIRST QUARTER 2000 VERSUS FIRST QUARTER 1999

TOTAL REVENUES in 2000 increased $18.5 million, or 21.0%, to $106.3 million from $87.8 million in 1999 primarily as a result of an increase in restaurant sales of $18.4 million, or 21.1%. The increase in restaurant sales was attributable to 19 new restaurants and an increase in same store sales of 3.4%. The increase in same store sales was the result of an increase in customer traffic and an increase in the average check. We took a menu price increase of approximately 2% in March 2000, which increased our average check. At April 16, 2000, we had 52 stores offering the Kids Value Meal program compared to 29 at April 18, 1999. Our remaining stores offer a Kids Eat Free program. The average check is approximately 2.5% higher in stores offering the Kids Value Meal program compared to stores offering the Kids Eat Free program.

COST OF FOOD, BEVERAGE AND SUPPLIES in 2000 increased $4.8 million, or 16.7%, to $33.9 million from $29.1 million in 1999. As a percentage of restaurant sales, cost of food, beverage and supplies decreased to 32.3% in 2000 from 33.5% in 1999. We attribute this lower food cost percentage primarily to three factors: we took a menu price increase in March 2000 which increased the average check; the cost of several food items decreased; and we improved our purchasing and operating efficiencies in our stores and commissary. These improvements were partially offset by an increase in red meat costs. Currently, we are anticipating further increases in red meat costs for the remainder of 2000 and expect to experience the normal seasonal fluctuations for certain items including poultry and produce. There can be no assurance that events outside our control will not result in increased food costs.

PAYROLL AND BENEFITS increased $5.7 million, or 21.7%, to $32.3 million in 2000 from $26.5 million in 1999. Payroll and benefits as a percentage of restaurant sales increased slightly to 30.7% in 2000 from 30.6% in 1999. The increase was attributable to higher store level bonuses and increasing wage rates and salaries for restaurant support staff and management in 2000. Those higher wages and salaries were partially offset by economies achieved from higher average unit sales volumes. Our markets generally have low unemployment rates and we compete with other restaurants for employees. We anticipate continued wage rate increases for the remainder of 2000 but do not expect an immediate material impact that would adversely effect our operations.

RESTAURANT OPERATING COSTS in 2000 increased $2.6 million, or 21.1%, to $14.9 million from $12.3 million in 1999. Restaurant operating costs, as a percentage of sales, remained level with 1999 at 14.1%. Store level operating costs as a percentage of sales increased slightly compared to the first quarter of 1999, but were offset by a reduction in certain supervisory costs.

RESTAURANT OPERATING MARGIN increased $5.2 million, or 27.1%, to $24.1 million in 2000 from $19.0 million in 1999. Restaurant operating margin, as a percentage of restaurant sales, improved to 22.9% in 2000 from 21.8% in 1999. This improvement is due primarily to decreases in food and beverage costs as a percentage of sales.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES increased $1.3 million, or 22.1%, to $7.1 million in 2000 from $5.8 million in 1999. As a percentage of total revenue, advertising, general and administrative expenses increased to 6.7% in 2000 from 6.6% in 1999. Advertising expenditures increased 16.8% to $2.8 million in 2000 from $2.4 million in 1999 and, as a percentage of restaurant sales, decreased to 2.7% in 2000 from 2.8% in 1999. General and administrative expenses increased 25.8% to $4.2 million in 2000 from $3.4 million in 1999, and as a percentage of total sales, increased to 4.0% in 2000 from 3.8% in 1999. The increase in general and administrative resulted primarily from an increase in salary and employee benefits and legal expenses.

DEPRECIATION AND AMORTIZATION in 2000 increased $1.1 million, or 28.6%, to $5.0 million from $3.9 million in 1999. As a percentage of total revenue, depreciation and amortization increased to 4.7% in 2000 from 4.4% in 1999. The increase in depreciation expense is primarily attributable to the growth in the number of new stores and additional capital expenditures for the remodeling of certain existing stores.

PREOPENING COSTS, excluding the one-time cumulative adjustment for the change in accounting principle as measured under SOP 98-5, increased 24.5% in 2000 to $1.6 million from $1.3 million in 1999. As a percentage of total revenue, preopening costs remained at 1.5% in 2000.

INCOME FROM OPERATIONS increased $2.5 million, or 30.5%, to $10.5 million in 2000 from $8.1 million in 1999.

INTEREST EXPENSE, net increased $607,000 in 2000 to $1.8 million from $1.2 million in 1999. The increase is primarily related to the increased borrowings under our revolving line of credit.

EARNINGS before income taxes and cumulative effect of the change in accounting principle for 2000 increased $1.9 million, or 27.3%, to $8.8 million from $6.9 million in 1999.

THE CUMULATIVE EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE, net of tax, recorded in the first quarter of 1999, represented the write off of unamortized preopening costs in accordance with SOP 98-5. The $2.1 million of unamortized preopening costs remaining on our balance sheet at December 28, 1998 was written off in this one-time adjustment. After adjusting for the tax benefit, the net cumulative adjustment was $1.3 million

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been generated from cash provided by operations, borrowings under our bank credit facilities and additions to capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants.

Property and equipment expenditures were $19.4 million in the first quarter of 2000. These additions were made primarily for eight new stores opened during the quarter, stores under construction at April 16, 2000 and improvements to existing restaurants. Additionally, we repaid $14.3 million, in principal on our long-term debt and capitalized lease obligations. These cash outlays were funded primarily by $5.6 million in cash provided by operations and borrowings of $26.2 million under our revolving credit agreement (the "Revolver"). The total decrease in cash was $1.8 million in the first quarter 2000.

Excluding expenditures for the Stoney River restaurants discussed below, we believe we will incur additional capital expenditures of approximately $40.0 million for the remainder of 2000 for the planned 12 to 13 new restaurants and for improvements to existing units. As of April 16, 2000, we had eleven restaurants under construction; five to six of which are expected to open during the second quarter of 2000. We are currently in discussions concerning the purchase of the existing commissary and home office land and building facilities, which are currently occupied under an operating lease. We estimate the cost to purchase the commissary and home office facilities to be approximately $5.9 million. Financing to fund these projects is currently being evaluated and would likely include borrowings under the Revolver or off balance sheet financing. Actual capital expenditures for the remainder of 2000 may differ from the above estimate based on a number of factors, including the timing of additional purchases of future restaurant sites. We intend to continue financing the furniture, fixtures and equipment for our new stores with capitalized lease obligations.

On May 26, 2000, we purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $14.0 million. We also assumed approximately $1.8 million in debt related to the buildings and equipment of the existing restaurants. The transaction includes an additional earn-out provision based on certain performance thresholds to be met over the next five years that could provide the former owners a maximum of $5.0 million. We currently anticipate additional capital expenditures of approximately $3.0 million in 2000 for expansion of the Stoney River concept. We anticipate opening two new Stoney River restaurants in 2001. These capital additions are expected to be financed under our Revolver.

On January 31, 2000, the Revolver was amended and restated to extend the maturity date and increase the maximum borrowing capacity to $135 million from $100 million. As of April 16, 2000, $68.0 million was outstanding under the Revolver and bore interest at an average rate of 6.9%. The maturity date was extended until May 31, 2003. The maturity date may be extended annually by one year, at the participating banks' option, beginning on each anniversary of the Revolver. The Revolver imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers and the payment of dividends.

Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions. At April 16, 2000, working capital deficiency and the current ratio were $15.8 million and 0.6 to 1, respectively.

On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 750,000 shares of our outstanding common stock. As of April 16, 2000, approximately 310,000 shares, or 2% of our outstanding stock, had been repurchased. We continually evaluate the best uses of our capital and may repurchase additional shares in the future.

We believe that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance our operations and expected capital outlays for the next twelve months. Our growth strategy includes the consideration of acquisitions or strategic joint ventures. Any such acquisitions, or joint ventures or other growth opportunities may require additional external financing, and we may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities.

YEAR 2000

We have not experienced any significant disruptions to our financial or operating activities caused by the failure of our computerized systems, or those of our suppliers, resulting from Year 2000 conversion issues. We do not expect Year 2000 conversion issues to have a material adverse effect on our operations or financial results in 2000.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect the Company's operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which the Company's restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly coworkers. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. We may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants.

NOTE REGARDING FORWARD LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating growth strategy, and financing plans. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Forward-Looking Statements/Risk Factors" in our Annual

Report on Form 10-K for the fiscal year ended December 26, 1999. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate, primarily capitalized leases, and variable-rate, primarily the Revolver, debt to manage its exposures to changes in interest rates. The outstanding debt under the Revolver at April 16, 2000 was $68 million. The current interest rate environment is uncertain and overall interest rates have been increasing in 2000. At April 16, 2000, the amounts borrowed under the Revolver are subject to interest rate fluctuations, based primarily on short-term LIBOR rates. See Notes 5 and 6 to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 26, 1999. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurances that interest rates will not significantly change.

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

                                O'Charley's Inc.
                                  (Registrant)

    Date: 5-31-00                              By: /s/ Gregory L. Burns
                                                   -----------------------------
                                                   Gregory L. Burns
                                                   Chief Executive Officer

    Date: 5-31-00                              By: /s/ A. Chad Fitzhugh
                                                   -----------------------------
                                                   A.Chad Fitzhugh
                                                   Chief Financial Officer