Form 10-Q
period 2000-07-09
O CHARLEYS INC
filed 2000-08-23
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended July 9, 2000

                         Commission file number O-18629
                                                --------

                                O'Charley's Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)

               Tennessee                                     62-1192475
               ---------                                     ----------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

  3038 Sidco Drive, Nashville, Tennessee                         37204
-----------------------------------------                      ----------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


         Class                               Outstanding as of August 18, 2000
         -----                               ---------------------------------
 Common Stock, no par value                        15,618,091 shares


                                O'Charley's Inc.

                                    Form 10-Q

                         For Quarter Ended July 9, 2000

                                      Index


                                                                        Page No.
                                                                        --------
Part I -  Financial Statements

  Item 1. Financial statements (unaudited):
          Balance sheets as of July 9, 2000 and
            December 26, 1999                                               3

         Statements of earnings for the twelve weeks
           ended July 9, 2000 and July 11, 1999                             4

         Statements of earnings for the twenty-eight weeks
           ended July 9, 2000 and July 11, 1999                             5

         Statements of cash flows for the twenty-eight weeks
           ended July 9, 2000 and July 11, 1999                             7

         Notes to unaudited financial statements                            8

  Item 2. Management's discussion and analysis of
           financial condition and results of operations                   11

  Item 3. Quantitative and qualitative disclosures about market risk       17

Part II - Other Information

  Item 4. Submission of Matters to a Vote of Security Holders              18

  Item 6. Exhibits and reports on Form 8-K                                 18

Signatures                                                                 19


                                O'Charley's Inc.
                           Balance Sheets (unaudited)

                             (dollars in thousands)


                                                            July 9,       December 26,
                                                             2000            1999
                                                          ---------       ------------
                               Assets

Current Assets:
   Cash and cash equivalents                              $   1,515       $   3,178
   Accounts receivable                                        3,062           2,195
   Inventories                                               14,163           8,776
   Deferred income taxes                                      1,138           1,138
   Other current assets                                       1,533             794
                                                          ---------       ---------
           Total current assets                              21,411          16,081

Property and Equipment, net                                 248,875         219,749

Goodwill, net                                                10,740             186

Other Assets                                                  4,947           4,164
                                                          ---------       ---------

                                                          $ 285,973       $ 240,180
                                                          =========       =========


           Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                       $  11,647       $   9,318
   Accrued payroll and related expenses                       8,165           6,524
   Accrued expenses                                           5,540           7,470
   Federal, state and local taxes                             6,865           5,167
   Current portion of long-term debt and capitalized
     leases                                                   7,384           7,013
                                                          ---------       ---------
           Total current liabilities                         39,601          35,492

Deferred Income Taxes                                         6,301           6,243

Other Liabilities                                             2,668           2,298

Long-Term Debt                                               84,364          54,441

Capitalized Lease Obligations                                19,833          19,017

Shareholders' Equity:

   Common stock - No par value; authorized, 50,000,000
     shares; issued and outstanding, 15,608,839 in 2000
     and 15,502,182 in 1999                                  66,188          65,732
   Accumulated other comprehensive loss, net of tax             (79)           (186)
   Retained earnings                                         67,097          57,143
                                                          ---------       ---------
                                                            133,206         122,689
                                                          ---------       ---------
                                                          $ 285,973       $ 240,180
                                                          =========       =========



                       See notes to financial statements.

                                O'Charley's Inc.
                       Statements of Earnings (unaudited)
                Twelve Weeks Ended July 9, 2000 and July 11, 1999


                                                             2000          1999
                                                           --------      -------
                                                    (in thousands, except per share data)
Revenues:
    Restaurant sales                                        $84,532      $69,490
    Commissary sales                                            879          735
                                                            -------      -------
                                                             85,411       70,225
Costs and Expenses:
    Cost of restaurant sales:
         Cost of food, beverage and supplies                 27,574       23,166
         Payroll and benefits                                26,136       21,136
         Restaurant operating costs                          11,855        9,806
    Cost of commissary sales                                    823          695
    Advertising, general and administrative expenses          5,590        4,422
    Depreciation and amortization                             4,046        3,245
    Preopening costs                                          1,162        1,165
                                                            -------      -------
                                                             77,186       63,635
                                                            -------      -------

Income from Operations                                        8,225        6,590

Other (Income) Expense:
    Interest expense, net                                     1,657          965
    Other, net                                                    7           43
                                                            -------      -------
                                                              1,664        1,008
                                                            -------      -------

Earnings Before Income Taxes                                  6,561        5,582

Income Taxes                                                  2,296        1,953
                                                            -------      -------

Net Earnings                                                $ 4,265      $ 3,629
                                                            =======      =======

Basic Earnings per Share
    Earnings per Common Share                               $  0.27      $  0.24
                                                            =======      =======

    Weighted Average Common Shares Outstanding               15,574       15,420
                                                            =======      =======

Diluted Earnings per Share:
    Earnings per Common Share                               $  0.26      $  0.22
                                                            =======      =======

    Weighted Average Common Shares Outstanding               16,579       16,640
                                                            =======      =======







                       See notes to financial statements.

                                O'Charley's Inc.
                       Statements of Earnings (unaudited)
             Twenty-Eight Weeks Ended July 9, 2000 and July 11, 1999


                                                           2000           1999
                                                         --------      ---------
                                                   (in thousands, except per share data)

Revenues:
   Restaurant sales                                      $189,736      $ 156,345
   Commissary sales                                         1,973          1,729
                                                         --------      ---------
                                                          191,709        158,074
Costs and Expenses:
   Cost of restaurant sales:
        Cost of food, beverage and supplies                61,493         52,225
        Payroll and benefits                               58,417         47,670
        Restaurant operating costs                         26,730         22,091
   Cost of commissary sales                                 1,845          1,631
   Advertising, general and administrative expenses        12,675         10,227
   Depreciation and amortization                            9,002          7,097
   Preopening costs                                         2,773          2,459
                                                         --------      ---------
                                                          172,935        143,400
                                                         --------      ---------

Income from Operations                                     18,774         14,674

Other (Income) Expense:
   Interest expense, net                                    3,439          2,140
   Other, net                                                  21             75
                                                         --------      ---------
                                                            3,460          2,215
                                                         --------      ---------

Earnings Before Income Taxes and Cumulative
   Effect of Change in Accounting Principle                15,314         12,459

Income Taxes                                                5,360          4,360
                                                         --------      ---------

Earnings Before Cumulative Effect of
   Change in Accounting Principle                           9,954          8,099

Cumulative Effect of Change in Accounting
   Principle (net of tax benefit)                              --         (1,348)

                                                         --------      ---------
Net Earnings                                             $  9,954      $   6,751
                                                         ========      =========






                       See notes to financial statements.

                               O'Charley's Inc.
                       Statements of Earnings (unaudited)
             Twenty-Eight Weeks Ended July 9, 2000 and July 11, 1999




                                                              2000            1999
                                                            ---------       ---------
                                                      (in thousands, except per share data)

Basic Earnings per Share

   Earnings per Common Share Before Cumulative
        Effect of Change in Accounting Principle            $     0.64      $     0.53

   Cumulative Effect of Change in Accounting Principle              --      $    (0.09)
                                                            ----------      ----------
   Basic Earnings per Common Share                          $     0.64      $     0.44
                                                            ==========      ==========

   Weighted Average Common Shares Outstanding                   15,529          15,407
                                                            ==========      ==========


Diluted Earnings per Share:

   Earnings per Common Share Before Cumulative
        Effect of Change in Accounting Principle            $     0.61      $     0.49

   Cumulative Effect of Change in Accounting
        Principle                                                   --      $    (0.08)
                                                            ----------      ----------

   Diluted Earnings per Common Share                        $     0.61      $     0.41
                                                            ==========      ==========

   Weighted Average Common Shares Outstanding                   16,430          16,631
                                                            ==========      ==========







                       See notes to financial statements.

                                O'Charley's Inc.
                      Statements of Cash Flows (unaudited)
             Twenty-Eight Weeks Ended July 9, 2000 and July 11, 1999

                                                                     2000          1999
                                                                   --------       -------
                                                                        (in thousands)

Cash Flows from Operating Activities:
  Net earnings                                                     $  9,954       $  6,751
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Cumulative effect of accounting change, net of tax            --          1,348
           Depreciation and amortization                              9,002          7,097
           Provision for deferred income taxes                           58             --
           Loss on the sale of assets                                    10             --
  Changes in assets and liabilities:
        Accounts receivable                                            (867)          (212)
        Inventories                                                  (5,238)        (1,048)
        Other current assets                                           (736)        (1,048)
        Accounts payable                                              2,329          2,375
        Accrued payroll and other accrued expenses                    1,417          2,797
                                                                   --------       --------
              Net cash provided by operating activities              15,929         18,060

Cash Flows from Investing Activities:
  Additions to property and equipment                               (28,516)       (32,514)
  Acquisition of company, net of cash acquired                      (13,977)            --
  Proceeds from the sale of assets                                      291             --
  Other, net                                                           (309)           207
                                                                   --------       --------
              Net cash used by investing activities                 (42,511)       (32,307)

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                       57,448         26,235
  Payments on long-term debt and capitalized
        lease obligations                                           (32,985)       (14,307)
  Exercise of employee incentive stock options                        1,040            129
  Payments to acquire common stock                                     (584)            --
                                                                   --------       --------
               Net cash provided by financing activities             24,919         12,057
                                                                   --------       --------
Decrease in Cash                                                     (1,663)        (2,190)
Cash at Beginning of the Period                                       3,178          3,068
                                                                   --------       --------
Cash at End of the Period                                          $  1,515       $    878
                                                                   ========       ========

Supplemental disclosures:
Cash paid for interest                                             $  4,145       $  2,217
                                                                   ========       ========
Additions to capitalized lease obligations                         $  4,828       $  3,491
                                                                   ========       ========
Income taxes paid                                                  $  5,618       $  4,012
                                                                   ========       ========

Effects of acquisition:
  Estimated fair value of assets acquired                          $  5,170
  Purchase price in excess of the net assets
        acquired (goodwill)                                          10,624
  Less fair value of liabilities assumed                             (1,811)
                                                                   --------
  Cash Paid                                                          13,983
  Less cash acquired                                                     (6)
                                                                   --------
  Net cash paid for acquisition                                    $ 13,977
                                                                   ========




                       See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
                Twelve Weeks Ended July 9, 2000 and July 11, 1999

A. Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company's fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each. Fiscal 2000 will consist of fifty-three weeks compared to fifty-two weeks in 1999, with the fourth quarter consisting of 13 weeks compared to twelve weeks in the fourth quarter of 1999.

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

Following is a reconciliation of the Company's basic and diluted earnings per share in accordance with FAS 128.



                                                         Twelve weeks ended    Twenty-eight weeks ended
(In thousands,                                         July 9,     July 11,      July 9,     July 11,
except per share data)                                  2000         1999         2000         1999
---------------------------------------------------------------------------      ---------------------
Earnings Before Cumulative Effect of
    Change in Accounting Principle                     $ 4,265      $ 3,629      $ 9,954      $  8,099

Cumulative Effect of Change in
    Accounting Principle (net of tax benefit)               --           --           --        (1,348)
                                                       --------------------      ----------------------

Net Earnings                                           $ 4,265      $ 3,629      $ 9,954      $  6,751
                                                       --------------------      ----------------------
Basic Earnings Per Share:
    Weighted average shares outstanding                 15,574       15,420       15,529        15,407
                                                       --------------------      ----------------------
     Earnings per share before cumulative
         effect of change in accounting principle      $  0.27      $  0.24      $  0.64      $   0.53

     Cumulative effect of accounting change                 --           --           --         (0.09)
                                                       --------------------      ----------------------
     Basic earnings per share                          $  0.27      $  0.24      $  0.64      $   0.44
                                                       --------------------      ----------------------
Diluted Earnings Per Share:
     Weighted average shares outstanding                15,574       15,420       15,529        15,407
      Incremental stock option shares outstanding        1,005        1,220          901         1,224
                                                       --------------------      ----------------------
      Weighted average diluted shares outstanding       16,579       16,640       16,430        16,631
                                                       ====================      ======================

      Earnings per share before cumulative
         effect of change in accounting principle      $  0.26      $  0.22      $  0.61      $   0.49

     Cumulative effect of accounting change                 --           --           --         (0.08)
                                                       --------------------      ----------------------
     Diluted earnings per share                        $  0.26      $  0.22      $  0.61      $   0.41
                                                       ====================      ======================


Options for approximately 1,065,000 and 826,700 shares were excluded from the 2000 and 1999 twenty-eight weeks diluted weighted average shares calculation, respectively, due to these shares being anti-dilutive.

C. New Accounting Pronouncements

     Effective December 28, 1998, the Company adopted SOP 98-5, Reporting the Costs of Start-up Activities, which requires costs incurred during a start-up activity be expensed as incurred. As a result, the Company recognized as a cumulative effect of the change in accounting principle a charge of $1.3 million, net of tax, or $0.08 per diluted share during the first quarter of 1999.

D. Comprehensive Income

    Comprehensive income consists of net earnings and other comprehensive income attributable to unrealized gains and losses on available for sale securities. Other comprehensive loss, net of tax, for the second quarter of 2000 was $69,000. Other comprehensive gain for the twenty-eight weeks ended July 9, 2000 was $108,000. Comprehensive income for the second quarter and twenty-eight weeks ended July 11, 1999 was comprised solely of net earnings.

E. Asset Purchase

    On May 26, 2000, the Company purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $14.0 million and the assumption of approximately $1.8 million in debt. In addition, the transaction includes an earn-out provision pursuant to which the owners may receive up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004, in each case based on the Stoney River concept achieving certain performance thresholds (income before taxes and preopening costs) for such year. The transaction was accounted for using the purchase method of accounting. The Stoney River concept is being operated as a wholly-owned subsidiary of the Company. Goodwill resulting from the acquisition is being amortized on a straight-line basis over twenty years. The allocation of the purchase price to the acquired net assets is preliminary.

Item 2.      Management's Discussion and Analysis of Financial Condition
                               And Results of Operations
             Twenty-Eight Weeks Ended July 9, 2000 and July 11, 1999


RESULTS OF OPERATIONS

GENERAL

At July 9, 2000, we owned and operated 131 O'Charley's and 2 Stoney River Legendary Steaks restaurants in Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. O'Charley's are full service, casual dining restaurants, which appeal to traditional casual dining customers as well as value-oriented customers by offering high quality food at moderate pricing with outstanding service. O'Charley's growth strategy is to continue fully penetrating existing and new targeted major metropolitan areas while opening new units in smaller secondary markets in close proximity to our major markets. Stoney River Legendary Steaks are full service, upscale steakhouses with a "mountain lodge" theme which appeal to upper-end casual dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and poultry at reasonable prices with outstanding service in a warm, friendly and relaxed environment. Stoney River's growth strategy is to concentrate on major metropolitan markets in the Southeast and Midwest with disciplined, controlled development with the potential to accelerate development over the next several years.

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

The following table reflects changes in the number of Company-owned O'Charley's restaurants for the first half of 2000 and 1999.


         Restaurants                                 2000              1999
         ------------------------------------------------------------------
         In operation, beginning of period            117                99
         Restaurants opened first quarter               8                 7
         Restaurants opened second quarter              6                 5
                                                    ------------------------
         In operation, end of period                  131               111
                                                    ------------------------



Revenues consist almost entirely of restaurant sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Revenues also include commissary sales, which represent sales to outside parties consisting primarily of sales of O'Charley's label food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Liquor sales as a percentage of restaurant sales have declined in each of the last three fiscal years.

We have historically maintained a "kids eat free" program where we provide meals without charge from a selected menu to kids 10 years old and under. In select markets, we are currently offering a value-oriented kid's program where we provide a meal from a kid's menu, which includes a beverage and a dessert, for a set price. The results indicate that there are no material differences in profitability at restaurants that implement the value-oriented kid's program.

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

Payroll and benefits include payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries and bonuses, hourly wages for store level employees, payroll taxes, workers' compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have an incentive bonus plan that compensates store management for achieving and exceeding certain store level financial targets and performance goals. Currently, Congress is contemplating an increase in the federal minimum wage rate. We typically pay our employees more than minimum wage; thus, we do not expect an immediate adverse effect on our financial performance from such an increase. However, as in prior years, we do expect that overall wage inflation will be higher for several years following any minimum wage increase that may affect payroll costs in the future. As Congress has raised the federal minimum wage rate in recent years, the base wage rate for tipped employees has remained at $2.13. Any increase to that amount would have an effect on payroll and benefits. Currently, we do not expect an increase to the base wage rate.

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

Depreciation and amortization includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life, and amortization of goodwill, primarily related to the purchase of the Stoney River concept, on a straight-line basis over twenty years. Depreciation and amortization as a percentage of total revenues may increase as the number of new store openings increases.

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

RECENT ACQUISITION

On May 26, 2000, we purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $14.0 million and the assumption of approximately $1.8 million in debt. In addition, the transaction includes an earn-out provision pursuant to which the owners may receive up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004, in each case based on the Stoney River concept achieving certain performance thresholds (income before taxes and preopening costs) for such year. The transaction was accounted for using the purchase method of accounting. The Stoney River concept is being operated as a wholly-owned subsidiary of the Company.

We expect the Stoney River transaction to have a negative impact on earnings of $0.05 for 2000 and $0.03 for 2001 due principally to the investment costs and costs associated with the integration and expansion of the concept. The areas significantly affected will be depreciation and amortization, due principally to the amortization of $10.6 million of goodwill, and interest expense, due to the increased borrowings under the Revolver for the purchase of the concept. The goodwill recognized will be amortized on a straight-line basis over twenty years. The cost of food, beverage and supplies will also be affected, as a percentage of restaurant sales, due to the product mix of the Stoney River restaurants. Other expense categories will increase, but not necessarily as a percentage of increased revenues.

FINANCIAL HIGHLIGHTS

The following table highlights the operating results for the second quarter and the first half of 2000 and 1999 as a percentage of total revenues unless otherwise indicated. Each of the second quarters are comprised of 12 weeks. The first half results are comprised of the first twenty-eight weeks of the fiscal year.


                                                              Second Quarter      First Twenty-Eight Weeks
                                                              --------------      ------------------------
                                                             2000        1999        2000         1999
                                                             ----        ----        ----         ----
Revenues:
    Restaurant sales                                         99.0%       99.0%       99.0%        98.9%
    Commissary sales                                          1.0%        1.0%        1.0%         1.1%
                                                           -------------------     --------------------
                                                            100.0%      100.0%      100.0%       100.0%
Costs and Expenses:
    Cost of restaurant sales: (1)
    Cost of food, beverage and supplies                      32.6%       33.4%       32.4%        33.4%
    Payroll and benefits                                     30.9%       30.4%       30.8%        30.5%
    Restaurant operating costs                               14.1%       14.1%       14.1%        14.1%
                                                           -------------------     --------------------
                                                             77.6%       77.9%       77.3%        78.0%
                                                           -------------------     --------------------
    Restaurant operating margin (2)                          22.4%       22.1%       22.7%        22.0%

    Cost of commissary sales (3)                             93.6%       94.6%       93.5%        94.3%
    Advertising, general and administrative expenses          6.5%        6.3%        6.6%         6.5%
    Depreciation and amortization                             4.7%        4.6%        4.7%         4.5%
    Preopening costs                                          1.4%        1.7%        1.4%         1.6%
                                                           -------------------     --------------------
Income from Operations                                        9.6%        9.4%        9.8%         9.3%

Other (Income) Expense:
    Interest expense, net                                     1.9%        1.4%        1.8%         1.4%
    Other, net                                                0.0%        0.1%        0.0%         0.0%
                                                           -------------------     --------------------
Earnings Before Income Taxes and Cumulative
    Effect of Change in Accounting Principle                  7.7%        7.9%        8.0%         7.9%

Income Taxes                                                  2.7%        2.8%        2.8%         2.8%
                                                           -------------------     --------------------
Earnings Before Cumulative Effect of Change in
    Accounting Principle                                      5.0%        5.2%        5.2%         5.1%
Cumulative Effect of Change in Accounting
    Principle                                                  --          --          --         (0.8%)
                                                           -------------------     --------------------
Net Earnings                                                  5.0%        5.2%        5.2%         4.3%
                                                           -------------------     --------------------

         (1) As a percentage of restaurant sales.
         (2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.
         (3) As a percentage of commissary sales.

SECOND QUARTER AND FIRST TWENTY-EIGHT WEEKS OF 2000 VERSUS SECOND QUARTER AND FIRST TWENTY-EIGHT WEEKS OF 1999

TOTAL REVENUES in the second quarter of 2000 increased $15.2 million, or 21.6%, to $85.4 million from $70.2 million in the second quarter of 1999. For the first twenty-eight weeks of 2000, total revenues increased $33.6 million, or 21.3%, to $191.7 million from $158.1 million in 1999. The inclusion of Stoney River sales provided an additional $1.1 million compared to 1999. O'Charley's restaurant sales increased $13.9 million, or 20.1%, in the second quarter of 2000. For the first twenty-eight weeks of 2000, restaurant sales increased $32.3 million, or 20.7%, over 1999. The increase in restaurant sales was attributable to additional units in operation in 2000 and increases in same store sales. We operated 19 additional units in the first quarter and 20 additional units in the second quarter of 2000 as compared to the same periods in 1999. In 2000, we opened eight new units in the first quarter and six new units in the second quarter. Same store sales increased in the second quarter by 2.0% and increased in the first twenty-eight weeks of 2000 by 3.0%. The increase in same store sales was primarily the result of an increase in the average check. In March 2000, we increased menu prices by approximately 2%, which increased our average check. At July 9, 2000, we had approximately 45% of our stores offering the Kids Value Meal program compared to approximately 30% at July 11, 1999. Our remaining stores offer a Kids Eat Free program. The average check is approximately 2.5% higher in stores offering the Kids Value Meal program compared to stores offering the Kids Eat Free program.

COST OF FOOD, BEVERAGE AND SUPPLIES in the second quarter of 2000 increased $4.4 million, or 19.0%, to $27.6 million from $23.2 million in the second quarter of 1999. As a percentage of restaurant sales, cost of food, beverage and supplies decreased to 32.6% in the second quarter of 2000 from 33.4% in the second quarter of 1999. For the first twenty-eight weeks of 2000, cost of food, beverage and supplies increased $9.3 million, or 17.7%, to $61.5 million from $52.2 million in the same period of 1999. As a percentage of restaurant sales, these costs decreased to 32.4% in the first twenty-eight weeks of 2000 from 33.4% in the first twenty-eight weeks of 1999. We attribute these lower food cost percentages primarily to three factors: we increased menu prices in March 2000 which increased the average check, the cost of several food items decreased, and we improved our purchasing and operating efficiencies in our stores and in our commissary. The above improvements were partially offset by an increase in red meat and baby back rib costs. Currently, we are anticipating increases in red meat and poultry costs for the remainder of 2000, and expect to experience the normal seasonal fluctuations for certain other items. There can be no assurance that events outside our control will not result in increased food costs.

PAYROLL AND BENEFITS in the second quarter of 2000 increased $5.0 million, or 23.7%, to $26.1 million from $21.1 million in the second quarter of 1999. As a percentage of restaurant sales, payroll and benefits increased to 30.9% from 30.4% in the second quarter of 1999. For the first twenty-eight weeks of 2000, payroll and benefits increased $10.7 million, or 22.5%, to $58.4 million from $47.7 million in the same period of 1999. As a percentage of restaurant sales, payroll and benefits increased to 30.8% for the first twenty-eight weeks of 2000 from 30.5% for the first twenty-eight weeks of 1999. The increase was attributable to increasing wage rates and salaries for restaurant support staff and management along with higher workers compensation and health insurance costs in 2000. Those higher costs were partially offset by economies achieved from higher average unit sales volumes. Our markets generally have low unemployment rates and, as a result, we anticipate continued wage rate increases for the remainder of 2000.

RESTAURANT OPERATING COSTS in the second quarter of 2000 increased $2.0 million, or 20.9%, to $11.9 million from $9.8 million in the second quarter of 1999. For the first twenty-eight weeks of 2000, restaurant operating costs increased $4.6 million, or 21.0%, to $26.7 million from $22.1 million in 1999. Restaurant operating costs, as a percentage of restaurant sales, remained at 14.1% for the second quarter and first twenty-eight weeks of 2000 and 1999. Store level operating costs as a percentage of sales increased slightly compared to 1999, but were offset by a reduction in certain supervisory costs.

RESTAURANT OPERATING MARGIN in the second quarter of 2000 increased $3.6 million, or 23.3%, to $19.0 million from $15.4 million in the second quarter of 1999. For the first twenty-eight weeks of 2000, restaurant operating margin increased $8.7 million, or 25.4%, to $43.1 million from $34.4 million in the same period of 1999.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES in the second quarter of 2000 increased $1.2 million or 26.4%, to $5.6 million from $4.4 million in the second quarter of 1999. As a percentage of total revenue, advertising, general and administrative expenses increased to 6.5% from 6.3% in the second quarter of 1999. Advertising expenditures were $2.1 million in the first twenty-eight weeks of 2000, an increase of 12.2% from the $1.9 million expended in the same period in 1999. As a percentage of restaurant sales, advertising decreased to 2.5% in the first twenty-eight weeks of 2000 from 2.7% in the same period in 1999. General and administrative expenses increased 37.0% to $3.5 million in the second quarter of 2000 from $2.5 million in the second quarter of 1999. For the first twenty-eight weeks of 2000, advertising, general and administrative expenses increased $2.4 million, or 23.9%, to $12.7 million from $10.2 million in the same period in 1999. As a percentage of revenue, advertising, general and administrative expenses increased to 6.6% in the first twenty-eight weeks of 2000 from 6.5% for the same period in 1999. Advertising expenditures in the first twenty-eight weeks of 2000 increased $641,000 or 14.8% to $5.0 million from $4.3 million in the same period in 1999. As a percentage of revenue, advertising decreased to 2.6% in the first twenty-eight weeks of 2000 from 2.8% in the same period in 1999. General and administrative expenses increased 30.6% to $7.7 million in the first twenty-eight weeks of 2000 from $5.9 million in the first twenty-eight weeks of 1999. General and administrative expenses increased due primarily to higher incentive bonus compensation and legal expenses.

DEPRECIATION AND AMORTIZATION in the second quarter of 2000 increased $801,000, or 24.7%, to $4.0 million from $3.2 million in the second quarter of 1999. As a percentage of total revenue, depreciation and amortization increased to 4.7% in the second quarter of 2000 from 4.6% in the same period in 1999. On a year-to-date basis, depreciation expense increased $1.9 million, or 26.8% to $9.0 million from $7.1 million in 1999, and as a percentage of revenue, increased to 4.7% in 2000 from 4.5% in 1999. The increase in depreciation expense is primarily attributable to the growth in the number of new stores and additional capital expenditures for the remodeling of certain existing stores. For the remainder of 2000, depreciation and amortization, as a percentage of total revenue, will continue to increase due principally to the amortization of goodwill associated with the Stoney River acquisition.

PREOPENING COSTS in the second quarter of 2000 remained level with 1999 at $1.2 million. As a percentage of total revenues preopening costs decreased to 1.4% in the second quarter of 2000 from 1.7% in 1999. For the first twenty-eight weeks, preopening costs, excluding the one-time cumulative adjustment for the change in accounting principle as measured under SOP 98-5, increased 12.8% in 2000 to $2.8 million from $2.5 million in 1999. As a percentage of total revenue, preopening costs decreased to 1.4% in the first twenty-eight weeks of 2000 from 1.6% in the same period in 1999.

INCOME FROM OPERATIONS in the second quarter of 2000 increased $1.6 million, or 24.8%, to $8.2 million from $6.6 million in 1999. For the first twenty-eight weeks of 2000, income from operations increased $4.1 million or 28.0% to $18.8 million from $14.7 million in 1999.

INTEREST EXPENSE, NET in the second quarter of 2000 increased $692,000, or 71.7%, to $1.7 million from $965,000 in 1999. For the first twenty-eight weeks, interest expense increased $1.3 million, or 60.7%, to $3.4 million from $2.1 million in 1999. This increase is primarily related to the increased borrowings under our revolving line of credit.

THE CUMULATIVE EFFECT OF THE CHANGE IN ACCOUNTING PRINCIPLE, recorded in the first quarter of 1999, represented the write-off of unamortized preopening costs in accordance with SOP 98-5. The $2.1 million of unamortized preopening costs remaining on our balance sheet at December 28, 1998 was written off in this one-time adjustment. After adjusting for the tax benefit, the net cumulative adjustment was $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our bank credit facilities and capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants.

Property and equipment expenditures, excluding the Stoney River acquisition discussed below, were $28.5 million in the first twenty-eight weeks of 2000. These expenditures were made primarily for 14 new stores opened during the year, stores under construction at July 9, 2000 and for improvements to existing restaurants.

Additionally, we repaid $31.2 million in principal on our long-term debt and capitalized lease obligations. These cash outlays were funded primarily by $15.9 million in cash provided by operations and borrowings of $57.4 million under our revolving credit agreement (the "Revolver"). The total decrease in cash was $1.7 million in the first twenty-eight weeks of 2000.

Excluding expenditures for the Stoney River restaurants discussed below, we believe we will incur additional capital expenditures of approximately $30 million for the remainder of 2000 for the planned six to seven new restaurants and for improvements to existing units. We are currently anticipating capital expenditures for 2001 to be between $60 and $65 million. We are currently planning on opening approximately 24 to 26 new restaurants in 2001. As of July 9, 2000, we had seven restaurants under construction, four of which are expected to open during the third quarter of 2000. We have exercised an option to acquire our existing home office and commissary land and building facilities, which are currently occupied pursuant to an operating lease. The option price is approximately $5.9 million. Financing options are currently being evaluated and include a direct purchase of the facilities financed with borrowings under the Revolver or an off-balance sheet lease financing arrangement. Actual capital expenditures for the remainder of 2000 may vary from the above estimate based on a number of factors, including the timing of additional purchases of future restaurant sites. We intend to continue financing the furniture, fixtures and equipment for our new stores with capitalized lease obligations.

On May 26, 2000, we purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $14.0 million. We also assumed approximately $1.8 million in debt related to the buildings and equipment of the existing restaurants. In addition, the transaction includes an earn-out provision pursuant to which the owners may receive up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004, in each case based on the Stoney River concept achieving certain performance thresholds (income before taxes and preopening costs) for such year. We currently anticipate additional capital expenditures of approximately $3.0 million in 2000 for expansion of the Stoney River concept. We anticipate opening two new Stoney River restaurants in 2001. We expect to finance these capital additions under our Revolver.

On January 31, 2000, the Revolver was amended and restated to extend the maturity date and increase the maximum borrowing capacity to $135 million from $100 million. As of July 9, 2000, $84.0 million was outstanding under the Revolver and bore interest at an average rate of 7.4%. The maturity date was extended until May 31, 2003. The maturity date may be extended annually by one year, at the participating banks' option, beginning on each anniversary of the Revolver. The Revolver imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, the sale of assets, mergers and the payment of dividends.

Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions. At July 9, 2000, the working capital deficiency and the current ratio were $18.2 million and 0.5 to 1, respectively.

On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 5.0% of our outstanding common stock. As of July 9, 2000 approximately 301,000 shares, or 2% of our outstanding stock, had been repurchased. We continually evaluate the best uses of our capital and may repurchase additional shares in the future.

We believe that available cash, cash generated from operations and borrowings under the Revolver and capitalized lease obligations will be sufficient to finance our operations and expected capital outlays for the next twelve months. Our growth strategy includes the consideration of acquisitions or strategic joint ventures. Any such acquisitions, joint ventures or other growth opportunities may require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK

         Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate, primarily capitalized leases, and variable-rate, primarily the Revolver, debt to manage its exposures to changes in interest rates. The outstanding debt under the Revolver at July 9, 2000 was $84 million. The current interest rate environment is uncertain and overall interest rates have been increasing in 2000. At July 9, 2000, the amounts borrowed under the Revolver are subject to interest rate fluctuations, based primarily on short-term LIBOR rates. See Notes 5 and 6 to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 26, 1999. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurances that interest rates will not significantly change.

                           PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 4, 2000 (the "Annual Meeting"). At the Annual Meeting, the shareholders elected four Class I directors to hold office for a term of three years and until their successors are elected and qualified. The following table sets forth the votes cast for and withhold/abstain with respect to each of the director nominees:


       Director                           For                      Withheld
       --------                           ---                      --------
       Gregory L. Burns                 9,370,711                  1,096,025
       Steven J. Hislop                 9,370,711                  1,096,025
       C. Warren Neel                   9,600,098                    866,638
       Robert J. Walker                 9,599,198                    867,538


       In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:


       Name                                   Term Expires
       ----                                   ------------
       John W. Stokes, Jr.                        2001
       H. Steve Tidwell                           2001
       Samuel H. Howard                           2001
       Richard Reiss, Jr.                         2002
       G. Nicholas Spiva                          2002
       Shirley A. Zeitlin                         2002


         The shareholders of the Company also approved the O'Charley's 2000 Stock Incentive Plan and certain amendments to the CHUX Ownership Plan. The following table sets forth the votes cast for, votes cast against, votes withheld/abstain and broker non-votes with respect to each of the proposed plans:


                                 For        Against       Abstain      Broker/Non-Vote
                                 ---        -------       -------      ---------------
2000 Stock Incentive Plan     4,610,929    3,159,784       27,700         2,668,323

CHUX Ownership Plan          10,309,221      112,705       44,810             --


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
          10.1 - O'Charley's 2000 Stock Incentive Plan
          10.2 - CHUX Ownership Plan, as amended
          27.1 - Financial Data Schedule (for SEC use only)

   (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the twelve weeks ended July 9, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   O'Charley's Inc.
                                     (Registrant)




    Date: August 23, 2000                    By: /s/ Gregory L. Burns
          ---------------                        -----------------------------
                                                 Gregory L. Burns
                                                 Chief Executive Officer



    Date: August 23, 2000                    By: /s/ A. Chad Fitzhugh
          ---------------                        -----------------------------
                                                 A. Chad Fitzhugh
                                                 Chief Financial Officer