Form 10-Q
period 2000-10-01
O CHARLEYS INC
filed 2000-11-15
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 1, 2000

                         Commission file number O-18629

                                O'Charley's Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Tennessee                                        62-1192475
------------------------------------------           ---------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

 3038 Sidco Drive, Nashville, Tennessee                        37204
------------------------------------------           ---------------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Class                              Outstanding as of November 10, 2000
        -----                              -----------------------------------

Common Stock, no par value                         15,672,864 shares

                                O'Charley's Inc.

                                    Form 10-Q

                        For Quarter Ended October 1, 2000

                                      Index

                                                                                 Page No.
                                                                                 --------
Part I -  Financial Statements

     Item 1. Financial statements (unaudited):

         Balance sheets as of October 1, 2000 and
           December 26, 1999                                                         3

         Statements of earnings for the twelve weeks
           ended October 1, 2000 and October 3, 1999                                 4

         Statements of earnings for the forty weeks ended
           October 1, 2000 and October 3, 1999                                       5

         Statements of cash flows for the forty weeks ended October 1, 2000
           and October 3, 1999                                                       7

         Notes to unaudited financial statements                                     8

     Item 2. Management's discussion and analysis of
             financial condition and results of operations                          11

     Item 3. Quantitative and qualitative disclosures about market risk             18

 Part II - Other Information

     Item 6. Exhibits and reports on Form 8-K                                       19

Signatures                                                                          20

                                O'Charley's Inc.
                                 Balance Sheets

                             (dollars in thousands)

                                                                               October 1,    December 26,
                                                                                  2000           1999
                                                                                ---------      ---------
                         Assets

Current Assets:
     Cash and cash equivalents                                                  $   1,017      $   3,178
     Accounts receivable                                                            3,030          2,195
     Inventories                                                                   13,627          8,776
     Deferred income taxes                                                          1,138          1,138
     Other current assets                                                           1,856            794
                                                                                ---------      ---------
            Total current assets                                                   20,668         16,081

Property and Equipment, net                                                       261,372        219,749

Other Assets                                                                       15,431          4,350
                                                                                ---------      ---------
                                                                                $ 297,471      $ 240,180
                                                                                =========      =========

            Liabilities and Shareholders' Equity

Current Liabilities:
     Accounts payable                                                           $  10,425      $   9,318
     Accrued payroll and related expenses                                           8,087          6,524
     Accrued expenses                                                               5,909          7,470
     Federal, state and local taxes                                                 6,588          5,167
     Current portion of long-term debt and capitalized leases                       7,047          7,013
                                                                                ---------      ---------
            Total current liabilities                                              38,056         35,492

Deferred Income Taxes                                                               6,262          6,243

Other Liabilities                                                                   2,677          2,298

Long-Term Debt                                                                     94,527         54,441

Capitalized Lease Obligations                                                      18,372         19,017

Shareholders' Equity:
     Common stock - No par value; authorized, 50,000,000 shares; issued and outstanding, 15,653,747 in 2000
     and 15,502,182 in 1999                                                        66,375         65,732
     Accumulated other comprehensive loss, net of tax                                (152)          (186)
     Retained earnings                                                             71,354         57,143
                                                                                ---------      ---------
                                                                                  137,577        122,689
                                                                                ---------      ---------
                                                                                $ 297,471      $ 240,180
                                                                                =========      =========

                       See notes to financial statements.

                                O'Charley's Inc.
                       Statements of Earnings (unaudited)
             Twelve Weeks Ended October 1, 2000 and October 3, 1999

                                                           2000         1999
                                                          -------     -------
                                                         (in thousands, except
                                                             per share data)
Revenues:

     Restaurant sales                                     $88,296     $71,466
     Commissary sales                                         849         682
                                                          -------     -------
                                                           89,145      72,148
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies               29,339      24,004
         Payroll and benefits                              27,150      21,532
         Restaurant operating costs                        12,301      10,345
     Cost of commissary sales                                 797         643
     Advertising, general and administrative expenses       5,736       4,459
     Depreciation and amortization                          4,418       3,361
     Preopening costs                                         985         910
                                                          -------     -------
                                                           80,726      65,254
                                                          -------     -------
Income from Operations                                      8,419       6,894

Other (Income) Expense:
     Interest expense, net                                  1,864       1,009
     Other, net                                                 6           6
                                                          -------     -------
                                                            1,870       1,015
                                                          -------     -------
Earnings Before Income Taxes                                6,549       5,879

Income Taxes                                                2,292       2,058
                                                          -------     -------
Net Earnings                                              $ 4,257     $ 3,821
                                                          =======     =======
Basic Earnings per Share
     Earnings per Common Share                            $  0.27     $  0.25
                                                          =======     =======
     Weighted Average Common Shares Outstanding            15,633      15,432
                                                          =======     =======
Diluted Earnings per Share:
     Earnings per Common Share                            $  0.26     $  0.23
                                                          =======     =======
     Weighted Average Common Shares Outstanding            16,555      16,702
                                                          =======     =======




                       See notes to financial statements.

                                O'Charley's Inc.
                       Statements of Earnings (unaudited)
              Forty Weeks Ended October 1, 2000 and October 3, 1999

                                                            2000          1999
                                                          --------     ---------
                                                          (in thousands, except
                                                              per share data)
Revenues:
     Restaurant sales                                     $278,032     $ 227,811
     Commissary sales                                        2,823         2,411
                                                          --------     ---------
                                                           280,855       230,222
Costs and Expenses:
     Cost of restaurant sales:
         Cost of food, beverage and supplies                90,832        76,229
         Payroll and benefits                               85,568        69,202
         Restaurant operating costs                         39,031        32,436
     Cost of commissary sales                                2,642         2,274
     Advertising, general and administrative expenses       18,410        14,686
     Depreciation and amortization                          13,421        10,458
     Preopening costs                                        3,758         3,369
                                                          --------     ---------
                                                           253,662       208,654
                                                          --------     ---------
Income from Operations                                      27,193        21,568

Other (Income) Expense:
     Interest expense, net                                   5,303         3,149
     Other, net                                                 27            81
                                                          --------     ---------
                                                             5,330         3,230
                                                          --------     ---------
Earnings Before Income Taxes and Cumulative                 21,863        18,338
     Effect of Change in Accounting Principle

Income Taxes                                                 7,652         6,418
                                                          --------     ---------
Earnings Before Cumulative Effect of
     Change in Accounting Principle                         14,211        11,920

Cumulative Effect of Change in Accounting
     Principle (net of tax benefit)                             --        (1,348)

                                                          --------     ---------
Net Earnings                                              $ 14,211     $  10,572
                                                          ========     =========



                       See notes to financial statements.

                                O'Charley's Inc.
                       Statements of Earnings (unaudited)
              Forty Weeks Ended October 1, 2000 and October 3, 1999

                                                            2000          1999
                                                          --------     ---------
                                                          (in thousands, except
                                                              per share data)
Basic Earnings per Share

     Earnings per Common Share Before Cumulative
         Effect of Change in Accounting Principle         $   0.91     $    0.77

     Cumulative Effect of Change in Accounting
         Principle                                              --     $   (0.09)
                                                          --------     ---------
     Basic Earnings per Common Share                      $   0.91     $    0.68
                                                          ========     =========
     Weighted Average Common Shares Outstanding             15,560        15,415
                                                          ========     =========
Diluted Earnings per Share:
     Earnings per Common Share Before Cumulative
         Effect of Change in Accounting Principle         $   0.86     $    0.72

     Cumulative Effect of Change in Accounting
         Principle                                              --     $   (0.08)
                                                          --------     ---------
     Diluted Earnings per Common Share                    $   0.86     $    0.64
                                                          ========     =========
     Weighted Average Common Shares Outstanding             16,467        16,652
                                                          ========     =========


                       See notes to financial statements.

                                O'Charley's Inc.
                            Statements of Cash Flows
              Forty Weeks Ended October 1, 2000 and October 3, 1999

                                                                            2000          1999
                                                                          --------      --------
                                                                              (in thousands)
Cash Flows from Operating Activities:
     Net earnings                                                         $ 14,211      $ 10,572
     Adjustments to reconcile net earnings to net cash
                provided by operating activities:
                   Cumulative effect of accounting change, net of tax           --         1,348
                   Depreciation and amortization                            13,421        10,458
                   Provision for deferred income taxes                          19           (40)
                   Loss on the sale of assets                                   10            35
     Changes in assets and liabilities:
                Accounts receivable                                           (835)         (314)
                Inventories                                                 (4,702)       (2,191)
                Other current assets                                        (1,059)         (562)
                Accounts payable                                             1,107         1,223
                Accrued payroll and other accrued expenses                   1,431         3,254
                                                                          --------      --------
                       Net cash provided by operating activities            23,603        23,783

Cash Flows from Investing Activities:
     Additions to property and equipment                                   (45,296)      (41,443)
     Acquisition of company, net of cash acquired                          (15,849)           --
     Proceeds from the sale of assets                                          291            --
     Other, net                                                               (200)           91
                                                                          --------      --------
                       Net cash used by investing activities               (61,054)      (41,352)

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                           73,065        36,803
     Payments on long-term debt and capitalized
                lease obligations                                          (38,418)      (22,337)
     Exercise of employee incentive stock options                            1,227           729
     Payments to acquire treasury stock                                       (584)           --
                                                                          --------      --------
                       Net cash provided by financing activities            35,290        15,195
                                                                          --------      --------
Decrease in Cash                                                            (2,161)       (2,374)
Cash at Beginning of the Period                                              3,178         3,068
                                                                          --------      --------
Cash at End of the Period                                                 $  1,017      $    694
                                                                          ========      ========
Effects of acquisition:
     Estimated fair value of assets acquired                              $  5,170
     Purchase price in excess of the net assets acquired (goodwill)         10,558
     Non-compete agreement                                                     119
     Estimated fair value of liabilities assumed                                 8
                                                                          --------
     Cash Paid                                                              15,855
     Less cash acquired                                                         (6)
                                                                          --------
     Net cash paid for acquisition                                        $ 15,849
                                                                          ========

                       See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
             Twelve Weeks Ended October 1, 2000 and October 3, 1999

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

Following is a reconciliation of the Company's basic and diluted earnings per share in accordance with FAS 128.

                                                         Twelve weeks ended         Forty weeks ended
                                                     -------------------------    -------------------------
(In thousands,                                       October 1,     October 3,    October 1,     October 3,
except per share data)                                   2000          1999          2000           1999
------------------------------------------------------------------------------    -------------------------
Earnings Before Cumulative Effect of
    Change in Accounting Principle                      $ 4,257       $ 3,821       $14,211       $ 11,920

Cumulative Effect of Change in
    Accounting Principle (net of tax benefit)                --            --            --         (1,348)
                                                        --------------------------------------------------
Net Earnings                                            $ 4,257       $ 3,821       $14,211       $ 10,572
                                                        --------------------------------------------------
Basic Earnings Per Share:

    Weighted average shares outstanding                  15,633        15,432        15,560         15,415
                                                        --------------------------------------------------
     Earnings per share before cumulative
         effect of change in accounting principle       $  0.27       $  0.25       $  0.91       $   0.77
     Cumulative effect of accounting change                  --            --            --          (0.09)
                                                        --------------------------------------------------
     Basic earnings per share                           $  0.27       $  0.25       $  0.91       $   0.68
                                                        ==================================================
Diluted Earnings Per Share:
     Weighted average shares outstanding                 15,633        15,432        15,560         15,415
      Incremental stock option shares outstanding           922         1,270           907          1,237
                                                        --------------------------------------------------
      Weighted average diluted shares outstanding        16,555        16,702        16,467         16,652
                                                        ==================================================
      Earnings per share before cumulative
         effect of change in accounting principle       $  0.26       $  0.23       $  0.86       $   0.72

     Cumulative effect of accounting change                  --            --            --          (0.08)
                                                        --------------------------------------------------
     Diluted earnings per share                         $  0.26       $  0.23       $  0.86       $   0.64
                                                        ==================================================

Options for approximately 1,047,000 anti-dilutive shares were excluded from the 2000 twelve-week diluted weighted average shares calculation. There were no anti-dilutive shares for the twelve-week period ended October 3, 1999. Options for approximately 1,047,000 and 810,000 shares were excluded from the 2000 and 1999 forty weeks diluted weighted average shares calculation, respectively, due to these shares being anti-dilutive.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB No. 133" was issued clarifying the accounting for derivatives under the new standard. The Company is in the process of evaluating the impact these pronouncements will have on its consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. The Company must adopt the provisions of SAB 101 no later than the fourth quarter of its fiscal year ending December 31, 2000. The Company is in the process of evaluating what impact, if any this SAB will have on the Company's revenue recognition and presentation policies.

 D. Comprehensive Income

         Comprehensive income consists of net earnings and other comprehensive income attributable to unrealized gains and losses on available for sale securities. Other comprehensive loss, net of tax, for the third quarter of 2000 was $74,000. Other comprehensive gain, net of tax, for the forty weeks ended October 1, 2000 was $34,000. Other comprehensive loss, net of tax, for the third quarter and forty weeks of 1999 was $64,000 and $73,000, respectively.

E. Asset Purchase

         On May 26, 2000, the Company purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $14.0 million and the assumption of approximately $1.8 million in debt. In addition, the transaction includes an earn-out provision pursuant to which the owners may receive up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The potential earn-out is based on the Stoney River concept achieving certain performance thresholds (income before taxes and preopening costs) for such year. The transaction was accounted for using the purchase method of accounting. The Stoney River concept is being operated as a wholly-owned subsidiary of the Company. Goodwill resulting from the acquisition is being amortized on a straight-line basis over twenty years. The allocation of the purchase price to the acquired net assets is preliminary.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
              Forty Weeks Ended October 1, 2000 and October 3, 1999

RESULTS OF OPERATIONS

GENERAL

At October 1, 2000, we owned and operated 135 O'Charley's and 2 Stoney River Legendary Steaks restaurants in Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, North Carolina, Ohio, South Carolina, Tennessee and Virginia. O'Charley's are full service, casual dining restaurants, which appeal to traditional casual dining customers as well as value-oriented customers by offering high quality food at moderate pricing with outstanding service. O'Charley's growth strategy is to continue fully penetrating existing and new targeted major metropolitan areas while opening new units in smaller secondary markets in close proximity to our major markets. Stoney River Legendary Steaks are full service, upscale steakhouses with a "mountain lodge" theme which appeal to upper-end casual dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and poultry at reasonable prices with outstanding service in a warm, friendly and relaxed environment. Stoney River's growth strategy is to concentrate on major metropolitan markets in the Southeast and Midwest with disciplined, controlled development with the potential to accelerate development over the next several years.

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

The following table reflects changes in the number of O'Charley's restaurants for the first three quarters of 2000 and 1999.

         Restaurants                                 2000           1999
         ---------------------------------------------------------------
         In operation, beginning of period            117             99
         Restaurants opened first quarter               8              7
         Restaurants opened second quarter              6              5
         Restaurants opened third quarter               4              3
                                                      ------------------
         In operation, end of period                  135            114
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

Preopening costs includes operating costs and expenses incurred prior to a new restaurant opening. Beginning in the first quarter of 1999, preopening costs are expensed as incurred in accordance with SOP 98-5 rather than capitalized and amortized over one year as was the practice prior to the implementation of this new accounting pronouncement. This new accounting method affects when preopening costs are expensed and may impact earnings relative to the previous method on a quarter to quarter and year to year basis depending on when these costs are incurred. Preopening costs are now reflected on a separate line item labeled "preopening costs" on the statement of earnings. The amount of preopening costs incurred in any one period may include costs associated with stores expected to open subsequent to that period. We typically incur average preopening costs of approximately $208,000 for each new store.

RECENT ACQUISITION

On May 26, 2000, we purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $14.0 million and the assumption of approximately $1.8 million in debt. In addition, the transaction includes an earn-out provision pursuant to which the owners may receive up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The earn-out provision is based on the Stoney River concept achieving certain performance thresholds (income before taxes and preopening costs) for such year. The transaction was accounted for using the purchase method of accounting. The Stoney River concept is being operated as a wholly-owned subsidiary of the Company.

We expect the Stoney River transaction to have a negative impact on earnings of $0.05 for 2000 and $0.08 for 2001 due principally to the investment costs and costs associated with the integration and expansion of the concept. The areas significantly affected will be depreciation and amortization, due principally to the amortization of $10.6 million of goodwill, and interest expense, due to the increased borrowings under our revolving credit facility for the purchase of the concept. The goodwill recognized will be amortized on a straight-line basis over twenty years. The cost of food, beverage and supplies will also be affected, as a percentage of restaurant sales, due to the product mix of the Stoney River restaurants. Other expense categories will increase, but not necessarily as a percentage of increased revenues.

FINANCIAL HIGHLIGHTS

The following table highlights the operating results for the third quarter and the first three quarters of 2000 and 1999 as a percentage of total revenues unless otherwise indicated. Each of the third quarters are comprised of 12 weeks. The first three quarters results are comprised of the first forty weeks of the fiscal year.

                                                            Third Quarter         First Forty Weeks
                                                         ------------------      ------------------
                                                          2000        1999        2000        1999
                                                         ------      ------      ------      ------
Revenues:
    Restaurant sales                                       99.0%       99.1%       99.0%       99.0%
    Commissary sales                                        1.0%        0.9%        1.0%        1.0%
                                                          ------------------------------------------
                                                          100.0%      100.0%      100.0%      100.0%
Costs and Expenses:
    Cost of restaurant sales:(1)
    Cost of food, beverage and supplies                    33.2%       33.6%       32.7%       33.5%
    Payroll and benefits                                   30.8%       30.1%       30.8%       30.4%
    Restaurant operating costs                             13.9%       14.5%       14.0%       14.2%
                                                          ------------------------------------------
                                                           77.9%       78.2%       77.5%       78.1%
                                                          ------------------------------------------
    Restaurant operating margin (2)                        22.1%       21.8%       22.5%       21.9%

    Cost of commissary sales(3)                            93.9%       94.3%       93.6%       94.3%
    Advertising, general and administrative expenses        6.4%        6.2%        6.6%        6.4%
    Depreciation and amortization                           5.0%        4.7%        4.8%        4.5%
    Preopening costs                                        1.1%        1.3%        1.3%        1.5%
                                                          ------------------------------------------
Income from Operations                                      9.4%        9.6%        9.7%        9.4%

Other (Income) Expense:
    Interest expense, net                                   2.1%        1.4%        1.9%        1.4%
    Other, net                                              0.0%        0.0%        0.0%        0.0%
                                                          ------------------------------------------
Earnings Before Income Taxes and Cumulative
    Effect of Change in Accounting Principle                7.3%        8.1%        7.8%        8.0%

Income Taxes                                                2.5%        2.9%        2.7%        2.8%
                                                          ------------------------------------------
Earnings Before Cumulative Effect of Change in
    Accounting Principle                                    4.8%        5.3%        5.1%        5.2%

Cumulative Effect of Change in Accounting
    Principle                                                --          --          --        (0.6%)
                                                          ------------------------------------------
Net Earnings                                                4.8%        5.3%        5.1%        4.6%
                                                          ==========================================


         (1)      As a percentage of restaurant sales.
         (2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.
         (3)      As a percentage of commissary sales.

THIRD QUARTER AND FIRST FORTY WEEKS OF 2000 VERSUS THIRD QUARTER AND FIRST FORTY WEEKS OF 1999

TOTAL REVENUES in the third quarter of 2000 increased $17.0 million, or 23.6%, to $89.1 million from $72.1 million in the third quarter of 1999. O'Charley's restaurant sales increased $14.8 million, or 20.7%, in the third quarter of 2000. The inclusion of Stoney River sales provided an additional $2.0 million in the third quarter compared to 1999. Same store sales increased in the third quarter by 2.3%.

For the first forty weeks of 2000, total revenues increased $50.6 million, or 22.0%, to $280.9 million from $230.2 million in 1999. For the first forty weeks of 2000, O'Charley's restaurant sales increased $47.1 million, or 20.7%, over 1999. The inclusion of Stoney River sales provided an additional $3.1 million in the first forty weeks of 2000 compared to 1999. Same store sales increased in the first forty weeks by 3.0%.

The increase in O'Charley's restaurant sales was attributable to additional units in operation in 2000 and increases in same store sales. We operated 19 additional units in the first quarter, 20 additional units in the second quarter and 21 additional units in the third quarter of 2000 compared to the same periods in 1999. In 2000, we opened eight new units in the first quarter, six new units in the second quarter and four new units in the third quarter. The increase in same store sales resulted from an increase in both our customer counts and our average check. In March 2000, we increased menu prices by approximately 2%, which increased our average check. At October 1, 2000, approximately 40% of our stores offered the Kids Value Meal program compared to approximately 30% at October 3, 1999. Our remaining stores offer a Kids Eat Free program. The average check is approximately 2.5% higher in stores offering the Kids Value Meal program compared to stores offering the Kids Eat Free program.

COST OF FOOD, BEVERAGE AND SUPPLIES in the third quarter of 2000 increased $5.3 million, or 22.2%, to $29.3 million from $24.0 million in the third quarter of 1999. As a percentage of restaurant sales, cost of food, beverage and supplies decreased to 33.2% in the third quarter of 2000 from 33.6% in the third quarter of 1999.

For the first forty weeks of 2000, cost of food, beverage and supplies increased $14.6 million, or 19.2%, to $90.8 million from $76.2 million in the same period of 1999. As a percentage of restaurant sales, these costs decreased to 32.7% in the first forty weeks of 2000 from 33.5% in the first forty weeks of 1999.

We attribute these lower food cost percentages primarily to three factors: we increased menu prices in March 2000 which increased the average check, the cost of several food items decreased, and we improved our purchasing and operating efficiencies in our stores and in our commissary. The above improvements were partially offset by the inclusion of the Stoney River restaurants, which have a higher cost of food, beverage and supplies, as a percentage of restaurant sales, and an increase in poultry, red meat, and baby back rib costs. The increase in poultry costs resulted in an increase of 0.5% in the cost of food, beverage and supplies as a percentage of restaurant sales for the third quarter. We anticipate increases in red meat, poultry and baby back rib costs for the remainder of 2000 and 2001, and expect to experience the normal seasonal fluctuations for certain other items.

PAYROLL AND BENEFITS in the third quarter of 2000 increased $5.6 million, or 26.1%, to $27.2 million from $21.5 million in the third quarter of 1999. As a percentage of restaurant sales, payroll and benefits increased to 30.8% from 30.1% in the third quarter of 1999.

For the first forty weeks of 2000, payroll and benefits increased $16.4 million, or 23.7%, to $85.6 million from $69.2 million in the same period of 1999. As a percentage of restaurant sales, payroll and benefits increased to 30.8% for the first forty weeks of 2000 from 30.4% for the first forty weeks of 1999.

The increase was attributable to increasing wage rates and salaries for restaurant support staff and management along with higher workers compensation and health insurance costs in 2000. Those higher costs were partially offset by economies achieved from higher average unit sales volumes. Our markets generally have low unemployment rates and, as a result, we anticipate continued wage rate increases for the remainder of 2000 and 2001.

RESTAURANT OPERATING COSTS in the third quarter of 2000 increased $2.0 million, or 18.9%, to $12.3 million from $10.3 million in the third quarter of 1999. Restaurant operating costs, as a percentage of restaurant sales, decreased to 13.9% in the third quarter of 2000 from 14.5% in the third quarter of 1999.

For the first forty weeks of 2000, restaurant operating costs increased $6.6 million, or 20.3%, to $39.0 million from $32.4 million in 1999. Restaurant operating costs, as a percentage of restaurant sales, decreased to 14.0% from 14.2% in the first forty weeks of 1999.

The decrease in restaurant operating costs for the third quarter resulted from a decrease in supervisory bonus and management training expenses. For the first forty weeks, these decreases were offset by slightly higher store level operating costs.

RESTAURANT OPERATING MARGIN in the third quarter of 2000 increased $3.9 million, or 25.2%, to $19.5 million from $15.6 million in the third quarter of 1999. As a percentage of restaurant sales, restaurant operating margin increased to 22.1% in the third quarter of 2000 from 21.8% in the third quarter of 1999. The inclusion of Stoney River had a negative effect of 0.4% on our restaurant operating margin as a percentage of restaurant sales in the third quarter.

For the first forty weeks of 2000, restaurant operating margin increased $12.7 million, or 25.3%, to $62.6 million from $49.9 million in the same period of 1999. As a percentage of restaurant sales, restaurant operating margin increased to 22.5% in the first forty weeks from 21.9% for the same period in 1999. The inclusion of Stoney River had a negative effect of 0.2% on our restaurant operating margin as a percentage of restaurant sales for the first forty weeks.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES in the third quarter of 2000 increased $1.3 million, or 28.6%, to $5.7 million from $4.5 million in the third quarter of 1999. As a percentage of total revenue, advertising, general and administrative expenses increased to 6.4% from 6.2% in the third quarter of 1999. Advertising expenditures were $2.2 million in the third quarter of 2000, an increase of 13.9% from the $1.9 million expended in the third quarter of 1999. As a percentage of restaurant sales, advertising decreased to 2.5% in the third quarter of 2000 from 2.7% in the third quarter of 1999. General and administrative expenses increased 39.9% to $3.5 million in the third quarter of 2000 from $2.5 million in the third quarter of 1999.

For the first forty weeks of 2000, advertising, general and administrative expenses increased $3.7 million, or 25.4%, to $18.4 million from $14.7 million in the same period in 1999. As a percentage of revenue, advertising, general and administrative expenses increased to 6.6% in the first forty weeks of 2000 from 6.4% for the same period in 1999. Advertising expenditures in the first forty weeks of 2000 increased $910,000, or 14.5%, to $7.2 million from $6.3 million in the same period in 1999. As a percentage of revenue, advertising decreased to 2.6% in the first forty weeks of 2000 from 2.7% in the same period in 1999. General and administrative expenses increased 33.4% to $11.2 million in the first forty weeks of 2000 from $8.4 million in the first forty weeks of 1999. The increase in general and administrative expenses for the third quarter and for the first forty weeks resulted from the inclusion of Stoney River and increased legal expenses.

DEPRECIATION AND AMORTIZATION in the third quarter of 2000 increased $1.1 million, or 31.5%, to $4.4 million from $3.4 million in the third quarter of 1999. As a percentage of total revenue, depreciation and amortization increased to 5.0% in the third quarter of 2000 from 4.7% in the same period in 1999.

On a year-to-date basis, depreciation expense increased $3.0 million, or 28.3%, to $13.4 million from $10.5 million in 1999. As a percentage of revenue, depreciation and amortization increased to 4.8% in 2000 from 4.5% in 1999. The increase in depreciation and amortization expense is primarily attributable to the growth in the number of new stores, additional capital expenditures for the remodeling of certain existing stores and the amortization of goodwill associated with the Stoney River acquisition.

PREOPENING COSTS in the third quarter of 2000 increased $74,000, or 8.2%, to $985,000 from $910,000 in the third quarter of 1999. As a percentage of total revenues preopening costs decreased to 1.1% in the third quarter of 2000 from 1.3% in 1999. For the first forty weeks, preopening costs, excluding the one-time cumulative adjustment for the change in accounting principle as measured under SOP 98-5, increased 11.5% in 2000 to $3.8 million from $3.4 million in 1999. As a percentage of total revenue, preopening costs decreased to 1.3% in the first forty weeks of 2000 from 1.5% in the same period in 1999.

INCOME FROM OPERATIONS in the third quarter of 2000 increased $1.5 million, or 22.1%, to $8.4 million from $6.9 million in 1999. For the first forty weeks of 2000, income from operations increased $5.6 million, or 26.1%, to $27.2 million from $21.6 million in 1999.

INTEREST EXPENSE, NET in the third quarter of 2000 increased $854,000, or 84.6%, to $1.9 million from $1.0 million in 1999. For the first forty weeks, interest expense increased $2.2 million, or 68.4%, to $5.3 million from $3.1 million in 1999. This increase is primarily related to the increased borrowings under our revolving line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our revolving credit facility and capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants.

Cash provided by operations was $23.6 million for the first forty weeks in 2000, compared to $23.8 million for the same period in 1999. Our working capital has historically reflected current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions. At October 1, 2000, the working capital deficiency and the current ratio were $17.4 million and 0.5 to 1, respectively. The total net decrease in cash was $2.2 million in the first forty weeks of 2000.

Net borrowings under our revolving credit agreement (the "Revolver") for the first forty weeks were $40.2 million increasing the amount outstanding under the Revolver from $54.0 million at December 26, 1999 to $94.2 million as of October 1, 2000. The average interest rate on the outstanding amounts was 7.5%. The Revolver provides for a maximum borrowing capacity of $135 million; however, the maximum borrowing capacity under the Revolver is reduced by amounts outstanding pursuant to the synthetic lease facility described below. The Revolver matures on May 31, 2003; provided, that the maturity date may be extended annually by one year, at the participating banks' option, beginning on each anniversary of the Revolver. The Revolver imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, sale of assets, mergers and the payment of dividends.

On October 10, 2000, we entered into agreements providing for a five-year synthetic lease facility pursuant to which the lessor, at our request, and upon satisfaction of certain conditions, will acquire and finance construction for up to $25.0 million of properties and lease the properties to us. Any amounts outstanding under the synthetic lease facility reduce the maximum borrowing capacity under the Revolver. On October 10, 2000, the lessor acquired our home office and commissary land and building facilities and leased them back to us. The lease facility provides for residual value guarantees and purchase options at the end of the lease term. Currently, we have been allocated $6.0 million under the synthetic lease facility.

Through the first forty weeks we repaid $5.4 million in principal on our capitalized lease obligations. Additionally, we financed $4.8 million in restaurant equipment through capitalized lease obligations.

On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 5.0% of our outstanding common stock. As of October 1, 2000, approximately 301,000 shares, or 2% of our outstanding stock, had been repurchased. We continually evaluate the best uses of our capital and may repurchase additional shares in the future.

Property and equipment expenditures, excluding the Stoney River acquisition discussed below, were $45.2 million in the first forty weeks of 2000. These expenditures were made primarily for 18 new stores opened during the year, stores under construction at October 1, 2000 and for improvements to existing restaurants.

On May 26, 2000, we purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $14.0 million. We also assumed approximately $1.8 million in debt related to the buildings and equipment of the existing restaurants. In addition, the transaction includes an earn-out provision pursuant to which the owners may receive up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The potential earn-out is based on the Stoney River concept achieving certain performance thresholds (income before taxes and preopening costs) for such year.

We believe we will incur additional capital expenditures of approximately $15 million for the remainder of 2000 for the planned three new O'Charley's restaurants and for improvements to existing units. We are currently anticipating capital expenditures for 2001 to be between $65 and $70 million for O'Charley's restaurants. We are currently planning on opening approximately 24 to 26 new restaurants in 2001. As of October 1, 2000, we had ten restaurants under construction, three of which are expected to open during the fourth quarter of 2000. We currently anticipate additional capital expenditures to be between $1.0 and $2.0 million in the fourth quarter of 2000 for expansion of the Stoney River concept. Additionally, we anticipate expenditures of approximately $5.0 million for one to two new Stoney River restaurants in 2001. We expect to finance these capital additions with operating cash flows, borrowings under our Revolver and lease obligations. Actual capital expenditures for the remainder of 2000 and 2001 may vary from the above estimate based on a number of factors, including the timing of additional purchases of future restaurant sites. We intend to continue financing the furniture, fixtures and equipment for our new stores with capitalized lease obligations.

We believe that available cash, cash generated from operations and borrowings under the Revolver and lease obligations will be sufficient to finance our operations and expected capital outlays for the next twelve months. Our growth strategy includes the consideration of acquisitions or strategic joint ventures. Any such acquisitions, joint ventures or other growth opportunities may require additional external financing, and the Company may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurances that such sources of financing will be available to us.

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

Item 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK

         Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate, primarily capitalized leases, and variable-rate, primarily the Revolver, debt to manage its exposures to changes in interest rates. The outstanding debt under the Revolver at October 1, 2000 was $94.2 million. The current interest rate environment is uncertain and overall interest rates have been increasing in 2000. At October 1, 2000, the amounts borrowed under the Revolver are subject to interest rate fluctuations, based primarily on short-term LIBOR rates. See Notes 5 and 6 to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 26, 1999. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurances that interest rates will not significantly change.

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

                 10.1 - Fourth Amendment to O'Charley's, Inc. 1990 Employee Stock Plan.

                 10.2 - O'Charley's, Inc. 1991 Stock Option Plan for Outside Directors, As Amended.

                 10.3 - Severance Compensation Agreement, dated August 30, 2000, by and between O'Charley's, Inc. and William E. Hall, Jr.

                 27.1 -  Financial Data Schedule (for SEC use only)

   (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the twelve weeks ended October 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  O'Charley's Inc.
                                    (Registrant)



    Date: 11/15/00                             By: /s/ Gregory L. Burns
          -----------------------                  -----------------------------
                                                   Gregory L. Burns
                                                   Chief Executive Officer



    Date: 11/15/00                             By: /s/ A. Chad Fitzhugh
          -----------------------                  -----------------------------
                                                   A. Chad Fitzhugh
                                                   Chief Financial Officer