Form 10-K
period 2000-12-31
O CHARLEYS INC
filed 2001-03-20
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000
Commission file number 0-18629

                                O'CHARLEY'S INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            Tennessee                                    62-1192475
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


        3038 Sidco Drive
      Nashville, Tennessee                                 37204
---------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (615) 256-8500

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no par value
                                                              Series A Junior Preferred Stock Purchase Rights

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 14, 2000 was approximately $230.0 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock. The market value calculation was determined using the closing sale price of the registrant's common stock on March 14, 2000 ($19.0625) as reported on the Nasdaq National Market.

         The number of shares of common stock outstanding on March 14, 2000 was 15,968,721.


                       DOCUMENTS INCORPORATED BY REFERENCE

                             Documents from which portions are
Part of Form 10-K            incorporated by reference
-----------------            --------------------------------------------
Part III                     Proxy Statement relating to the registrant's Annual
                             Meeting of Shareholders to be held May 10, 2001

                                O'CHARLEY'S INC.

                                     PART I

ITEM 1.  BUSINESS.

         As of December 31, 2000, we operated 138 O'Charley's restaurants in Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia, and two Stoney River Legendary Steaks restaurants in suburban Atlanta. O'Charley's is a leading casual dining restaurant concept known for its high quality, freshly prepared food, moderate prices and friendly and attentive customer service. Stoney River Legendary Steaks restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering the high-quality food and attentive customer service typical of high-end steakhouses at more moderate prices.

THE O'CHARLEY'S CONCEPT

         O'Charley's restaurants provide fresh, high quality food in a relaxed, friendly atmosphere. Our goal is to differentiate our O'Charley's restaurants by exceeding customer expectations as to the quality of food and the friendliness of service. The key elements of the O'Charley's concept include the following:

         Offer High-Quality, Freshly Prepared American Fare. The O'Charley's menu is mainstream, but innovative and distinctive in taste. The O'Charley's menu features approximately 45 items including USDA Choice hand-cut and aged steaks, baby-back ribs basted with our own tangy BBQ sauce, chicken that is always fresh and never frozen, fresh salmon and grilled tuna with a spicy ginger sauce, a variety of fresh-cut salads with special recipe salad dressings and O'Charley's signature caramel pie. All entrees are made from original recipes, are cooked to order and feature two side items in addition to our hot, freshly-baked yeast rolls. O'Charley's restaurants are open seven days a week and serve lunch, dinner and Sunday brunch. Specialty menu items include "limited-time" promotions, O'Charley's Express Lunch, daily special selections and a special kids menu. We are continually developing new menu items for our O'Charley's restaurants to respond to changing customer tastes and preferences.

         Provide an Attractive Price-to-Value Relationship. We believe that the pricing strategy for our O'Charley's restaurants, as well as the generous portions we serve, create an attractive price-to-value relationship. This strategy, coupled with our high food quality, is intended to appeal to a broad spectrum of customers from a diverse income base, including mainstream casual dining customers, as well as upscale casual dining and value oriented customers. Lunch entrees range in price from $6.49 to $7.99, with dinner entrees ranging from $6.49 to $16.99. In 2000, the average check per customer, including beverages, was $9.45 for lunch and $12.32 for dinner.

         Ensure a Superior Dining Experience. Our strategy stresses providing prompt, friendly and attentive service to ensure customer satisfaction. Our strategy is to staff each restaurant with an experienced management team that is dedicated to enhancing customer satisfaction and to keep our table-to-server ratios low. In order to promote customer satisfaction, we adopted the following strategy, which we refer to as "The Promise:"

         -        create a friendly, warm environment;

         -        provide prompt food and service;

         -        present a clean, professional appearance; and

         - have the knowledge needed to give each guest the best dining experience possible.

         Our management team, including area supervisors, district directors, regional directors and home office personnel, visit our restaurants frequently in order to reinforce our commitment to customer service to our restaurant level managers and hourly employees and communicate with and receive feedback from customers. We also employ a

"mystery shopper" program to independently monitor quality control in areas such as timeliness of service, atmosphere, employee attitude and food quality. Through the use of customer surveys, we receive valuable feedback on our restaurants and, where appropriate, respond promptly to customer comments in order to demonstrate our continuing dedication to customer satisfaction.

         Create a Casual, Neighborhood Atmosphere Through Our Restaurant Design. We seek to create a casual, neighborhood atmosphere in our O'Charley's restaurants through an open layout and exposed kitchen and by tailoring the decor of our restaurants to the local community. The prototypical O'Charley's restaurant is a free-standing brick building containing approximately 6,750 internal square feet and seating for approximately 290 customers, including approximately 70 bar seats. The exterior features old-style red brick, bright red and green neon borders, multi-colored awnings and attractive landscaping. The interior is open, casual and well lighted and features warm woods, exposed brick, color prints and hand-painted murals depicting local history, people, places and events. In addition, the kitchen design provides flexibility in the types of food items that can be prepared so that we can adapt to changing customer tastes and preferences. We periodically update the interior and exterior of our restaurants to reflect refinements in the concept and respond to changes in customer tastes and preferences.

         Provide an Attractive Operating Environment for Our Employees. We believe that a well-trained, highly-motivated restaurant management team is critical to achieving our operating objectives. Our training and compensation systems are designed to create accountability at the restaurant management level for the performance of each restaurant. We invest significant resources to train, motivate and educate our restaurant level managers and hourly employees and operate an approximately 9,500 square foot management training facility at our home office in Nashville, Tennessee. Each new manager participates in a comprehensive 11-week training program that combines hands-on experience in one of our training restaurants and instruction at the training facility. To instill a sense of ownership, a large portion of the compensation of our restaurant level managers is based upon restaurant operating results, employee turnover and mystery shopper reports. This focus on restaurant level operations is intended to create a "single store mentality" and provide an incentive for managers to improve same store sales and restaurant operating results. We believe our strong focus on employee satisfaction has resulted in a decrease in our employee turnover rate in each of the past four years.

         Leverage Our Commissary Operations. We operate an approximately 220,000 square foot commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our restaurants. The commissary operates a USDA-approved and inspected facility at which we age and cut our beef and a production facility at which we prepare the yeast rolls, salad dressings and sauces served in our O'Charley's restaurants. We believe our commissary enhances restaurant operations by maintaining consistent food quality, helping to ensure reliable distribution services to our restaurants and simplifying our restaurant managers' food cost management responsibilities. We attribute the decreases in food cost as a percentage of our restaurant sales over the past three years, in part, to the financial leverage generated from the increased purchasing volumes and operating efficiencies of our commissary. We have recently completed an expansion of our commissary facilities to add approximately 15,500 square feet of refrigerated storage and 36,000 square feet of production facilities, which we believe will enable us to meet a substantial majority of the distribution needs of our existing and planned restaurants for the next several years.

         Pursue Disciplined Growth Strategy. During 2000, we opened 21 new O'Charley's restaurants in the following markets:

Atlanta, Georgia (2)                         Hopkinsville, Kentucky
Birmingham, Alabama                          Lynchburg, Virginia
Burlington, North Carolina                   Mobile, Alabama
Champaign, Illinois                          Morristown, Tennessee
Charlotte, North Carolina (2)                Nashville, Tennessee
Columbia, South Carolina                     O'Fallon, Illinois
Columbus, Ohio (3)                           Prattville, Alabama
Florence, Alabama                            St. Louis, Missouri
Hickory, North Carolina

         We plan to open 24 to 25 O'Charley's restaurants in 2001.

         We intend to continue to develop new O'Charley's restaurants in our target markets, primarily in the Southeast and Midwest. Our target markets include both metropolitan markets and smaller markets in close proximity to metropolitan markets where we have a significant presence. Our strategy is to cluster our new restaurants to enhance supervisory, marketing and distribution efficiencies.

         Management devotes significant time and resources to analyzing prospective restaurant sites and gathering appropriate cost, demographic and traffic data. We utilize an in-house construction and real estate department to develop architectural and engineering plans and to oversee new construction. While we prefer to develop restaurants based on our prototype O'Charley's restaurant, we from time to time develop O'Charley's restaurants in existing buildings. Our ability to remodel an existing building into an O'Charley's restaurant can permit greater accessibility to quality sites in more developed markets.

THE STONEY RIVER LEGENDARY STEAKS CONCEPT

         Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering the high-quality food and attentive customer service typical of high-end steakhouses at more moderate prices. Stoney River restaurants have an "upscale mountain lodge" design with a large stone fireplace, plush sofas and rich woods that make the interior of the restaurant inviting and comfortable. The menu features hand-cut, premium midwestern beef along with fresh seafood and a variety of other gourmet entrees. An extensive assortment of freshly prepared salads and side dishes is available a la carte. The menu also includes several specialty appetizers and desserts. The price range of entrees is $15.95 to $22.95. Stoney River restaurants are open for dinner only Monday through Saturday and open at noon on Sunday. There are currently two Stoney River restaurants in suburban Atlanta. We have two Stoney River restaurants under development in the Chicago metropolitan area, one of which we plan to open during 2001. Our growth strategy for the Stoney River concept is to concentrate on major metropolitan markets in the Southeast and Midwest with disciplined, controlled development and the potential to accelerate development over the next several years.

O'CHARLEY'S RESTAURANT OPERATIONS

         Restaurant Management. Each O'Charley's restaurant requires an effective management team in order to ensure high quality food and attentive service. Each restaurant typically has six managers (a general manager, three assistant managers, a kitchen manager and an assistant kitchen manager) and an average of approximately 80 full-time and part-time employees. We employ area supervisors who have day-to-day responsibility for the operating performance of approximately four to five O'Charley's restaurants. In certain larger markets, we have district directors who supervise 12 to 19 restaurants. Our four regional directors each currently supervise 26 to 50 restaurants in their respective regions and are directly involved in the development of new O'Charley's restaurants. Our Executive Vice President, Operations oversees all O'Charley's restaurant operations.

         As an incentive for restaurant managers to improve sales and operating efficiency, we have a monthly incentive compensation plan. Pursuant to this plan, each member of the restaurant management team may earn a bonus, payable during each four-week accounting period, based on a percentage of the sales of the restaurant for which the manager has responsibility. The monthly bonus is earned when budgeted and prior year financial results are exceeded, subject to adjustment based upon same store sales increases and certain operating performance factors. We also offer a restaurant management stock option program pursuant to which each member of the restaurant management team is eligible to receive annual grants of options upon the attainment of certain performance-based goals.

         We also provide a "3-Point Compensation Plan" that gives general managers of our O'Charley's restaurants an opportunity to participate in the growth of their restaurant and our company. Pursuant to the 3-Point Compensation Plan, general managers receive a competitive minimum base salary, are eligible to receive a bonus calculated quarterly and paid annually, and receive long-term stock options that provide an incentive for general managers to improve restaurant level operating results. The annual bonuses are based on the attainment of certain performance targets that the managers establish each year for their own restaurants.

         We believe that our compensation plans, particularly the bonus plans, encourage the general managers to establish and implement an annual strategy. Area supervisors, district directors, regional directors and senior management also are eligible to receive performance based cash bonuses and participate in the senior management stock program pursuant to which they receive stock options, the vesting of which is based on our achievement of certain budgeted and actual levels of growth in profitability and the individual achieving goals related to their area of responsibility.

         Recruiting and Training. We emphasize the careful selection and training of all restaurant employees. The restaurant management recruiting and training program begins with an evaluation and screening program. In addition to multiple interviews, and background and experience verification, we conduct a testing procedure designed to identify those applicants who we believe are well suited to manage restaurant operations. Management trainees are required to complete an 11-week training program, a portion of which is conducted at our training center in Nashville, Tennessee. The training facility has a theater-style auditorium, facilities for operational and information services training and an area for team-building exercises. The program familiarizes new managers with the responsibilities required at an individual restaurant and with our operations, management objectives, controls and evaluation criteria before they assume restaurant management responsibility. Each new hourly employee is trained by an in-restaurant trainer called an "ETE" (Educator Through Excellence). Each restaurant has approximately 11 ETE's who are qualified and tested in their area of responsibility. Restaurant level management is responsible for the hiring and training of servers and kitchen staff, but they typically involve hourly employees in the process.

COMMISSARY OPERATIONS

         We operate an approximately 220,000 square foot commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our restaurants. The commissary operates a USDA-approved and inspected facility at which we age and cut our beef and a production facility at which we manufacture O'Charley's yeast rolls, salad dressings and sauces. The commissary primarily services our restaurants; however, it also sells food products and supplies to certain other customers, including retail grocery chains, mass merchandisers and wholesale clubs. Food products and other restaurant supplies are distributed to our restaurants twice each week by our trucks. Seafood and some produce, which require more frequent deliveries, are typically purchased locally by restaurant management to ensure freshness. We have recently completed an expansion of our commissary facilities to add additional capacity. The commissary contains approximately 45,000 square feet of dry storage, approximately 52,000 square feet of refrigerated storage, approximately 52,000 square feet of production facilities and approximately 71,000 square feet of office and additional warehouse facilities.

         We believe our commissary enhances restaurant operations by maintaining consistent food quality, helping to ensure reliable distribution services to our restaurants and simplifying our restaurant managers' food cost management responsibilities by negotiating prices on food items and supplies for our restaurants. We set food and other product quality standards for our restaurants, and the commissary negotiates directly with food manufacturers and other suppliers to obtain lower prices for those items through volume purchasing. In some cases, we enter into long-term contracts to mitigate short-term food cost fluctuations.

SUPPORT OPERATIONS

         Quality Control. We use written customer evaluations, which are available to customers in the restaurants, as a means of monitoring customer satisfaction. We also employ a "mystery shopper" program to independently monitor quality control in areas such as timeliness of service, atmosphere, cleanliness, employee attitude and food quality. In addition, our customer service department receives calls from customers and, when necessary, routes comments to the appropriate personnel.

         Advertising and Marketing. We have an ongoing advertising and marketing plan for the development of television, radio and newspaper advertising for our O'Charley's restaurants and also use point of sale and local restaurant marketing. We focus our marketing efforts on building brand loyalty and emphasizing the distinctiveness of the O'Charley's atmosphere and menu offerings. We conduct annual studies of changes in customer tastes and preferences and are continually evaluating the quality of our menu offerings. During 2000, our advertising expenses were approximately 2.5% of restaurant sales. In addition to advertising, we encourage unit level personnel to become active in their communities through local charities and other organizations and sponsorships. We are currently developing an advertising and marketing plan for our Stoney River restaurants.

         Restaurant Reporting. Our use of technology and management information systems is essential for the management oversight needed to produce strong operating results. In the past several years, we have made significant improvements in our technology and systems. We maintain operational and financial controls in each restaurant, including management information systems to monitor sales, inventory, and labor, that provide reports and data to our home office. The management accounting system polls data from our restaurants and generates daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. We also utilize these systems for financial and budgetary analysis, including analysis of sales by restaurant, product mix and labor utilization.

         Real Estate and Construction. We maintain an in-house construction and real estate department to assist in the site selection process, develop architectural and engineering plans and oversee new construction. We maintain a broad database of possible sites and our Director of Real Estate and certain other members of our executive management team, together with other members of management, analyze prospective sites. Once a site is selected, our real estate department oversees the zoning process, obtains required governmental permits, develops detailed building plans and specifications and equips the restaurants.

         Human Resources. We maintain a human resources department that supports restaurant operations through the design and implementation of policies, programs, procedures and benefits for our employees. The human resources department also includes an employee relations manager and maintains a toll-free number for employee comments and questions. We conduct annual "Impact" meetings at each of our O'Charley's restaurants that provide a forum for corporate management to receive feedback from restaurant managers and hourly employees. We have had in place for several years a plan to foster diversity throughout our workforce.

         During 2000, we implemented a company-wide alternative dispute resolution program pursuant to which employees use a three-tiered dispute resolution process that involves an open door policy, mediation and, if necessary, binding arbitration. We believe this new alternative dispute resolution program will help us and our employees to resolve issues that arise in the workplace without litigation and enhance our relationship with our employees.

RESTAURANT LOCATIONS

         At December 31, 2000, we operated 138 O'Charley's and two Stoney River Legendary Steak restaurants. As of that date, we owned the land and building at 81 of our O'Charley's restaurants, leased the land and buildings at 17 of our O'Charley's restaurants and leased the land only at 40 of our O'Charley's restaurants. The following table sets forth the markets in which our O'Charley's restaurants were located at December 31, 2000, including the number of restaurants in each market. Our two Stoney River restaurants are located in suburban Atlanta. We own the building and land at one of our Stoney River restaurants and lease the land only at our other Stoney River restaurant.

ALABAMA                                       KENTUCKY                                    OHIO
  Birmingham (6)                                Bowling Green                               Cincinnati (5)
  Decatur                                       Elizabethtown                               Columbus (4)
  Dothan                                        Florence                                    Dayton (2)
  Florence                                      Frankfort                                 SOUTH CAROLINA
  Huntsville (2)                                Hopkinsville                                Anderson
  Mobile (2)                                    Lexington (3)                               Columbia (2)
  Montgomery (2)                                Louisville (5)                              Greenville
  Oxford                                        Owensboro                                   Greenwood
  Tuscaloosa                                    Paducah                                     Rock Hill
FLORIDA                                         Richmond                                    Spartanburg
  Pensacola                                   MISSISSIPPI                                 TENNESSEE
GEORGIA                                         Biloxi                                      Chattanooga (2)
  Atlanta (12)                                  Hattiesburg                                 Clarksville (2)
  Canton                                        Jackson                                     Cleveland
  Columbus                                      Meridian                                    Cookeville
  Dalton                                        Pearl                                       Gatlinburg
  Gainesville                                   Southhaven                                  Jackson
  Macon (2)                                     Tupelo                                      Johnson City
ILLINOIS                                      MISSOURI                                      Knoxville (5)
  Champaign                                     St. Louis                                   Memphis (4)
  O'Fallon                                    NORTH CAROLINA                                Morristown
INDIANA                                         Asheville                                   Murfreesboro
  Bloomington                                   Burlington                                  Nashville (10)
  Clarksville                                   Charlotte (4)                               Pigeon Forge
  Evansville (2)                                Fayetteville                              VIRGINIA
  Indianapolis (6)                              Greensboro                                  Bristol
  Lafayette                                     Hickory                                     Lynchburg
                                                Raleigh (3)                                 Roanoke
                                                Winston-Salem

SERVICE MARKS

         The name "O'Charley's" and its logo and the names "Stoney River" and "Legendary Steaks" are registered service marks with the United States Patent and Trademark Office. We are aware of names and marks similar to our service marks used by third parties in certain limited geographical areas. Use of our service marks by third parties may prevent us from licensing the use of our service marks for restaurants in those areas. Except for these limited geographical areas, we are not aware of any infringing uses that could materially affect our business. We intend to protect our service marks by appropriate legal action whenever necessary.

GOVERNMENT REGULATION

         We are subject to various federal, state, and local laws affecting our business. Our commissary is licensed and subject to regulation by the USDA. In addition, each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, sanitation, building, and fire agencies in the state or municipality in which the restaurant is located. Most municipalities in which our restaurants are located require local business licenses. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. We are also subject to federal and state environmental regulations, but those regulations have not had a material adverse effect on our operations to date.

         Approximately 10% of our restaurant sales in 2000 was attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities. Similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect or, in an extreme case, terminate its operations. We have established standardized procedures for our restaurants designed to assure compliance with applicable codes and regulations.

         We are subject in most states in which we operate restaurants to "dram-shop" statutes or judicial interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

         The Federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We design our restaurants to be accessible to the disabled and believe that we are in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled.

         The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations.

         Our restaurant operations are also subject to federal and state minimum wage laws and other laws governing matters such as working conditions, citizenship requirements, overtime and tip credits. In the event a proposal is adopted that materially increases the applicable minimum wage, the wage increase would likely result in an increase in payroll and benefits expense.

EMPLOYEES

         At December 31, 2000, we employed approximately 3,900 full-time and 8,200 part-time employees, approximately 150 of whom were home office management and staff personnel, approximately 180 of whom were commissary personnel and the remainder of whom were restaurant personnel. None of our employees is covered by a collective bargaining agreement. We consider our employee relations to be good.

RISK FACTORS

         Some of the statements we make in this Annual Report on Form 10-K are forward-looking. Forward-looking statements are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "plan," "intend," "seek" or similar expressions. These forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, plans or expectations including, but not limited to, the discussions of our operating and growth strategy, projections of revenue, income or loss, information regarding future restaurant openings and capital expenditures and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed below. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OUR CONTINUED GROWTH DEPENDS ON OUR ABILITY TO OPEN NEW RESTAURANTS AND OPERATE OUR NEW RESTAURANTS PROFITABLY; WE MAY EXPERIENCE UNEXPECTED DELAYS IN OPENING NEW RESTAURANTS AND WE MAY NOT BE ABLE TO OPERATE NEW RESTAURANTS PROFITABLY.

         A significant portion of our historical growth has been due to our opening new restaurants. We opened 21 restaurants in 2000 and plan to open 24 to 25 additional O'Charley's restaurants during 2001. Our ability to open new restaurants will depend on a number of factors, such as:

         -        the selection and availability of quality restaurant sites;

         -        our ability to negotiate acceptable lease or purchase terms;

         - our ability to hire, train and retain the skilled management and other personnel necessary to open new restaurants;

         - our ability to secure the governmental permits and approvals required to open new restaurants;

         - our ability to manage the amount of time and money required to build and open new restaurants, including the possibility that adverse weather conditions may delay construction and the opening of new restaurants; and

         -        the availability of adequate financing.

         Many of these factors are beyond our control. We cannot assure you that we will be successful in opening new restaurants in accordance with our current plans or otherwise or that our rate of future growth, if any, will not decline from our recent historical growth rates. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those of our existing restaurants, or that the new restaurants will be operated profitably. In May 2000, we acquired the Stoney River Legendary Steaks concept, including two Stoney River restaurants in suburban Atlanta. We have two Stoney River restaurants under development in the Chicago metropolitan area, one of which we plan to open during 2001. These restaurants are more upscale than an O'Charley's restaurant and are more expensive to construct. We cannot assure you that we will be able to operate these restaurants profitably.

OUR GROWTH MAY STRAIN OUR MANAGEMENT AND INFRASTRUCTURE, WHICH COULD SLOW OUR DEVELOPMENT OF NEW RESTAURANTS AND ADVERSELY AFFECT OUR ABILITY TO MANAGE EXISTING RESTAURANTS.

         Our growth has placed significant demands upon our management. We also face the risk that our existing systems and procedures, restaurant management systems, financial controls, and information systems will be inadequate to support our planned growth. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned growth will impose on management and these systems and controls. In May 2000, we acquired the Stoney River Legendary Steaks concept. The development of this new concept will place significant demands on our management. These demands on our management and systems could also adversely affect our ability to manage our existing restaurants. If our management is unable to meet these demands or if we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our growth objectives, our operating results or cash flows could be materially adversely affected.

UNANTICIPATED EXPENSES AND MARKET ACCEPTANCE COULD AFFECT THE RESULTS OF RESTAURANTS WE OPEN IN NEW MARKETS.

         As part of our growth plans, we may open new restaurants in areas in which we have little or no operating experience and in which potential customers may not be familiar with our restaurants. As a result, we may have to incur costs related to the opening, operation and promotion of those new restaurants that are substantially greater than those incurred in other areas. Even though we may incur substantial additional costs with these new restaurants, they may attract fewer customers than our more established restaurants in existing markets. As a result, the results of operations at new restaurants may be inferior to those of our existing restaurants. The new restaurants may even operate at a loss.

         Another part of our growth plans is to open restaurants in markets in which we already have existing restaurants. We may be unable to attract enough customers to the new restaurants for them to operate at a profit. Even if we are able to attract enough customers to the new restaurants to operate them at a profit, those customers may be former customers of one of our existing restaurants in that market and the opening of a new restaurant in the existing market could reduce the revenue of our existing restaurants in that market.

WE MAY EXPERIENCE HIGHER OPERATING COSTS, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS IF WE CANNOT INCREASE MENU PRICES TO COVER THEM.

         Our operating results are significantly dependent on our ability to anticipate and react to increases in food, labor, employee benefits and other costs. The cost of many items we serve in our restaurants are subject to seasonal fluctuations, weather, demand and other factors. We compete with other restaurants for experienced management personnel and hourly employees. Given the low unemployment rates in certain areas in which we operate, we will likely be required to continue to enhance our wage and benefits package in order to attract qualified management and other personnel. In addition, any increase in the federal minimum wage rate would likely cause an increase in our labor costs. We cannot assure you that we will be able to anticipate and react to changing costs through our purchasing and hiring practices or menu price increases. As a result, increases in operating costs could have a material adverse effect on our business and results of operations.

         Utility costs began to increase significantly in December 2000, although those increases had only a minimal effect on our results of operations in 2000. We anticipate continued utility rate increases in 2001, which could have a material adverse effect on our results of operations.

         We are conducting a feasibility study on franchising our O'Charley's restaurant concept and expect to have the preliminary results of that study later this year. We could incur substantial additional expenses if we elect to establish franchising operations. As it is unlikely that we would receive any significant revenues from franchising during the start-up phase of those operations, the establishment of franchising operations could have a material adverse effect on our operating results until such time as those operations begin to generate revenues in excess of their related expenses. Moreover, we cannot assure you that our franchising operations, if commenced, would be profitable even after their start-up phase.

WE COULD FACE LABOR SHORTAGES THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to continue our operations and to keep pace with our growth. Qualified individuals of the requisite caliber and quantity needed to fill these positions are in short supply. Given the low unemployment rates in certain areas in which we operate, we may have difficulty hiring and retaining qualified management and other personnel. Any inability to recruit and retain sufficient qualified individuals may adversely affect operating results at existing restaurants and delay the planned openings of new restaurants. Any delays in opening new restaurants or any material increases in employee turnover rates in existing restaurants could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of competent employees, resulting in higher labor costs.

FLUCTUATIONS IN OUR OPERATING RESULTS AND OTHER FACTORS MAY RESULT IN DECREASES IN OUR STOCK PRICE.

         In recent periods, the market price for our common stock has fluctuated substantially. From time to time, there may be significant volatility in the market price of our common stock. We believe that the current market price of our common stock reflects expectations that we will be able to continue to operate our existing restaurants profitably and to develop new restaurants at a significant rate and operate them profitably. If we are unable to operate our restaurants as profitably as we have in the past or develop restaurants at a pace that reflects the expectations of the market, investors could sell shares of our common stock at or after the time that it becomes apparent that the expectations of the market may not be realized, resulting in a decrease in the market price of our common stock.

         In addition to our operating results, the operating results of other restaurant companies, changes in financial estimates or recommendations by analysts, adverse weather conditions, which can reduce the number of customers visiting our restaurants, increase food costs and delay the construction and opening of new restaurants, changes in general conditions in the economy or the financial markets or other developments affecting us or our industry, such as recent outbreaks of "mad cow" and "foot and mouth" disease, could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

         Preopening costs represent costs incurred prior to a restaurant opening for business. Prior to 1999, we capitalized preopening costs and amortized them over one year. Commencing in the first quarter of 1999, we began expensing preopening costs in the period incurred. See note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our preopening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings. This variability may increase in future periods as we anticipate higher preopening costs for each Stoney River restaurant we open as compared to the average preopening costs for an O'Charley's restaurant. We typically incur most preopening costs for a new restaurant within the two months immediately preceding, and the month of, its opening. In addition, our labor and operating costs for a newly opened restaurant during the first three to six months of operation generally are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the volume and timing of new restaurant openings in any quarter may have a significant impact on our results of operations for that quarter. As a result of these factors, our results may fluctuate significantly, which could adversely affect the market price of our common stock.

OUR RESTAURANTS ARE CONCENTRATED GEOGRAPHICALLY; IF ANY ONE OF THE REGIONS IN WHICH OUR RESTAURANTS ARE LOCATED EXPERIENCES AN ECONOMIC DOWNTURN OR OTHER MATERIAL CHANGE, OUR BUSINESS RESULTS MAY SUFFER.

         Our existing restaurants are located predominantly in the Southeastern and Midwestern United States. As of December 31, 2000, 31 of our 138 O'Charley's restaurants were located in Tennessee. Our plans include significant further expansion in the Southeast and Midwest. As a result, our business and our financial or operating results may be materially adversely affected by adverse economic, weather or business conditions in the Southeast and Midwest, as well as in other geographic regions in which we locate restaurants.

OUR FUTURE PERFORMANCE DEPENDS ON OUR SENIOR MANAGEMENT WHO ARE EXPERIENCED IN RESTAURANT MANAGEMENT AND WHO COULD NOT EASILY BE REPLACED WITH EXECUTIVES OF EQUAL EXPERIENCE AND CAPABILITIES.

         We depend significantly on the services of Gregory L. Burns, our Chief Executive Officer, Steven J. Hislop, our President and Chief Operating Officer, and A. Chad Fitzhugh, our Chief Financial Officer. If we lose the services of Messrs. Burns, Hislop, or Fitzhugh for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our business and development. We do not have employment agreements with any of our executive officers and we do not carry key person life insurance on any of our executive officers.

OUR RESTAURANTS MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER RESTAURANTS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         If our restaurants are unable to compete successfully with other restaurants in new and existing markets, our results of operations will be adversely affected. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than us, including a large number of national and regional restaurant chains. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are or may be located. To the extent that we open restaurants in larger cities and metropolitan areas, we expect competition to be more intense in those markets. We also compete with other restaurants for experienced management personnel and hourly employees and with other restaurants and retail establishments for quality sites.

CHANGING CONSUMER PREFERENCES AND DISCRETIONARY SPENDING PATTERNS COULD FORCE US TO MODIFY OUR CONCEPTS AND MENUS AND COULD RESULT IN A REDUCTION IN OUR REVENUES.

         Even if we are able to compete successfully with other restaurant companies, we may be forced to make changes in our concepts and menus in order to respond to changes in consumer tastes or dining patterns. Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Stoney River menu, or by specific events such as E. coli food poisoning or outbreaks of "mad cow" and "foot and mouth" disease. If we change a restaurant concept or menu, we may lose customers who do not prefer the new concept or menu, and may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. In addition, we may have different or additional competitors for our intended customers as a result of a concept change and may not be able to compete successfully against those competitors. Our success also depends on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could reduce revenues.

WE MAY INCUR COSTS OR LIABILITIES AND LOSE REVENUE AS THE RESULT OF GOVERNMENT REGULATION.

         Our restaurants are subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, zoning and building codes, and other health, sanitation and safety matters. Our restaurants may lose revenue if they are unable to maintain liquor or other licenses required to serve alcoholic beverages or food. In addition, our commissary is licensed and subject to regulation by the United States Department of Agriculture and is subject to further regulation by state and local agencies. Our failure to obtain or retain federal, state or local licenses for our commissary or to comply with applicable regulations could adversely affect our commissary operations and disrupt delivery of food and other products to our restaurants. If one or more of our restaurants was unable to serve alcohol or food for even a short time period, we could experience a reduction in our overall revenue.

         The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages, workers' compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations, such as the federal Americans with Disabilities Act, which governs access for the disabled. If any of the above costs increase, we cannot assure you that we will be able to offset the increase by increasing our menu prices or by other means, which would adversely affect our results of operations.

RESTAURANT COMPANIES HAVE BEEN THE TARGET OF CLASS ACTIONS AND OTHER LAWSUITS ALLEGING VIOLATIONS OF FEDERAL AND STATE LAW.

         We are subject to the risk that our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time and we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business.

WE MAY INCUR COSTS OR LIABILITIES AS A RESULT OF LITIGATION AND PUBLICITY CONCERNING FOOD QUALITY, HEALTH AND OTHER ISSUES THAT CAN CAUSE CUSTOMERS TO AVOID OUR RESTAURANTS.

         We are sometimes the subject of complaints or litigation from customers alleging illness, injury or other food quality or health concerns. Litigation or adverse publicity resulting from these allegations may materially adversely affect us or our restaurants, regardless of whether the allegations are valid or whether we are liable. In addition, our restaurants are subject in each state in which we operate to "dram shop" laws that allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A lawsuit under a dram shop law or alleging illness or injury from food may result in a verdict in excess of our liability insurance policy limits, which could result in substantial liability for us and may have a material adverse effect on our results of operations.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR LEVERAGE AND OUR OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES.

         As of February 25, 2001, the total amount of our long-term debt and capitalized lease obligations, including current portion, was approximately $130.8 million. In addition, as of December 31, 2000, we were a party to operating leases requiring approximately $73.4 million in total future lease payments. In addition, we intend to continue to make borrowings under our revolving credit facility in connection with the development of new restaurants and for other general corporate purposes, and the aggregate amount of our indebtedness and capitalized and operating lease obligations will likely increase, perhaps substantially.

         The amount of our indebtedness and lease obligations could have important consequences to investors, including the following:

         - our ability to obtain additional financing in the future may be impaired;

         - a substantial portion of our cash flow from operations must be applied to pay principal and interest on our indebtedness and lease payments under capitalized and operating leases, thus reducing funds available for other purposes;

         - some of our borrowings, including borrowings under our revolving credit facility, and lease payments under our synthetic lease facility are and will continue to be at variable rates based upon prevailing interest rates, which will expose us to the risk of increased interest rates;

         - we may be constrained by financial covenants and other restrictive provisions contained in credit agreements and other financing documents;

         - we may be substantially more leveraged than some of our competitors, which may place us at a competitive disadvantage; and

         - our leverage may limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business.

OUR SHAREHOLDER RIGHTS PLAN, CHARTER AND BYLAWS AND TENNESSEE LAW COULD DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY THAT OUR SHAREHOLDERS CONSIDER FAVORABLE.

         We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, provisions in our charter and bylaws and Tennessee law may discourage, delay or prevent a merger, acquisition or change in control involving our company that our shareholders may consider favorable. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Among other things, these provisions:

         - authorize us to issue preferred stock, the terms of which may be determined at the sole discretion of our board of directors and may adversely affect the voting or economic rights of our common shareholders;

         - provide for a classified board of directors with staggered three year terms so that no more than one-third of our directors could be replaced at any annual meeting;

         -        provide that directors may be removed only for cause;

         - provide that any amendment or repeal of the provisions of our charter establishing our classified board of directors and concerning the removal of directors must be approved by the affirmative vote of the holders of two-thirds of our outstanding shares; and

         - establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at a meeting.

We also have severance agreements with our senior management and we are subject to anti-takeover provisions under Tennessee law. These provisions of our charter and bylaws, Tennessee law, our shareholder rights plan and the severance agreements may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock and also could limit the price that investors are willing to pay in the future for shares of our common stock.

         WE MAY ISSUE A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK UNDER OUR STOCK OPTION AND STOCK PURCHASE PLANS, AND SHAREHOLDERS MAY BE ADVERSELY AFFECTED BY THE ISSUANCE OF THOSE SHARES.

         As of March 14, 2001, options to purchase 3,880,914 shares of our common stock, representing 24.3% of our shares outstanding at that date, were outstanding. These options had a weighted average exercise price of $10.36 per share. As of March 14, 2001, we had a total of 6,820,285 shares reserved for issuance under our stock purchase and stock option plans, including the shares reserved for issuance upon the exercise of outstanding stock options. The total shares reserved for issuance under our plans represented 42.7% of our outstanding shares at March 14, 2001. We believe that the issuance of stock options is an important tool to motivate our employees and align their interests with those of our shareholders and we intend to continue issuing stock options to our employees. We believe that the shares reserved for issuance under our plans will be sufficient to cover awards to our employees for at least the next several years, although there can be no assurance in this regard. The issuance of significant additional shares of our common stock upon the exercise of outstanding options or otherwise pursuant to these stock plans could have a material adverse effect on the market price of our common stock and could significantly dilute the interests of other shareholders.

EXECUTIVE OFFICERS

         Our executive officers are elected by the board of directors and serve at the pleasure of the board of directors. The following table sets forth certain information regarding our executive officers.

Name                       Age         Position
----                       ---         --------
Gregory L. Burns           46          Chief Executive Officer and Chairman of the Board

Steven J. Hislop           41          President and Chief Operating Officer

A. Chad Fitzhugh           40          Chief Financial Officer, Secretary, and Treasurer

William E. Hall, Jr.       46          Executive Vice President, Operations

Herman A. Moore, Jr.       49          Vice President, Commissary Operations

         The following is a brief summary of the business experience of each of our executive officers.

         Gregory L. Burns has served as Chairman of the Board and Chief Executive Officer since February 1994. Mr. Burns, a director since 1990, served as President from September 1996 to May 1999 and from May 1993 to February 1994, as Chief Financial Officer from October 1983 to September 1996, and as Executive Vice President and Secretary from October 1983 to May 1993.

         Steven J. Hislop has served as President since May 1999, as Chief Operating Officer since March 1997 and as a director since March 1998. From March 1997 until May 1999, Mr. Hislop served as an Executive Vice President of our company. Mr. Hislop served as Senior Vice President - Operations from January 1993 to March 1997, and as Vice President - Operations from April 1990 to January 1993.

         A. Chad Fitzhugh has served as Chief Financial Officer since September 10, 1996, as Secretary since May 1993, and as Treasurer since April 1990. He served as our Controller from 1987 until his appointment as Chief Financial Officer. Mr. Fitzhugh is a certified public accountant.


         William E. Hall, Jr. has served as Executive Vice President, Operations since September 1999. Mr. Hall served as Vice President, Operations from March 1997 to September 1999, as Director of Operations from December 1996 to March 1997, as a Regional Director from July 1992 to December 1996, and as an Area Supervisor from May 1991 to July 1992.

         Herman A. Moore, Jr. has served as Vice President, Commissary Operations since January 1996. Mr. Moore served as Director of Commissary Operations from 1988 to January 1996.

ITEM 2.  PROPERTIES.

         Of the 138 O'Charley's and two Stoney River restaurants in operation at December 31, 2000, we own 82 restaurants, lease the land and building for 17 restaurants, and lease only the land for the remaining 41 restaurants. Two of the restaurant locations we leased at December 31, 2000 are owned by partnerships whose partners are affiliated with our company. Restaurant lease expirations range from 2003 to 2019, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of our restaurant leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, our restaurant leases are net leases, which require us to pay the cost of insurance and taxes.

         Our executive offices and commissary are located in Nashville, Tennessee in approximately 290,000 square feet of office and warehouse space covered under lease agreements with an initial term of five years expiring in October 2005. The lease agreements provide for residual value guarantees and include purchase options at the end of the lease term equal to the lessor's original cost of the properties. Lease payments are based upon the interest rate on our revolving credit facility and will vary from time to time during the term of the lease agreements.

ITEM 3.  LEGAL PROCEEDINGS.

         In November 2000, we were sued by Two Mile Partners in the circuit court for Montgomery County, Tennessee. Two Mile Partners is a Tennessee general partnership whose general manager and 75% owner is David K. Wachtel, Jr., a former director and officer and a principal shareholder of our company. Gregory
L. Burns, our Chairman of the Board and Chief Executive Officer, owns 25% of the partnership. All decisions regarding the prosecution of this suit by Two Mile Partners are made by Mr. Wachtel in his capacity as general manager. Mr. Burns has recused himself from our discussions and considerations of any matters relating to this litigation, and he is also not involved in Two Mile Partners' discussions or considerations regarding the litigation. In the complaint, Two Mile Partners is seeking $1.5 million in damages, plus interest, attorneys' fees and costs as a result of our alleged breach of a lease entered into in 1985 for a restaurant property owned by the partnership and located in Clarksville, Tennessee. Two Mile Partners alleges that we breached a continuous operation provision in the lease by vacating the property in July 2000 and opening another O'Charley's restaurant in Clarksville, Tennessee. We believe we terminated the lease in accordance with its terms. We are defending this case vigorously and cannot predict its outcome.

         We are also defendants from time to time in various legal proceedings arising in the ordinary course of our business, including claims relating to the workplace and employment matters, discrimination and similar matters, claims resulting from "slip and fall" accidents and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Our common stock trades on the Nasdaq National Market under the symbol "CHUX." As of March 14, 2001, there were approximately 2,600 shareholders of record of our common stock. The following table shows quarterly high and low closing prices for our common stock for the periods indicated, as reported by the Nasdaq National Market.

Fiscal 2000                                                       High                       Low
-----------                                                      ------                     ------
First Quarter...............................................     $13.50                     $10.75
Second Quarter..............................................      16.75                      11.56
Third Quarter...............................................      15.62                      12.25
Fourth Quarter..............................................      18.07                      10.75


Fiscal 1999
-----------
First Quarter...............................................     $15.38                     $11.00
Second Quarter..............................................      17.88                      12.13
Third Quarter...............................................      16.63                      13.94
Fourth Quarter..............................................      15.88                      11.25


         We have never paid a cash dividend on our common stock and we presently intend to retain our cash to finance the growth and development of our business. Presently, our revolving credit facility prohibits the payment of cash dividends on our common stock without the consent of the participating banks.

         We did not sell any securities during the fiscal year ended December 31, 2000 without registration under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                           FISCAL YEARS
                                                               -----------------------------------------------------------------
                                                                2000(1)        1999          1998           1997          1996
                                                               ---------     ---------     ---------     ---------     ---------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
     Restaurant sales ......................................     373,700     $ 299,014     $ 243,416     $ 197,554     $ 162,235
     Commissary sales ......................................       3,562         3,191         2,630         2,819         2,264
     Franchise revenue .....................................          --            --            --            30            31
                                                               ---------     ---------     ---------     ---------     ---------
                                                                 377,262       302,205       246,046       200,403       164,530
Costs and expenses:
     Cost of restaurant sales:
        Cost of food, beverage and supplies ................     121,859        99,736        84,370        68,584        58,184
        Payroll and benefits ...............................     115,029        90,625        73,561        60,431        50,227
        Restaurant operating costs .........................      52,439        42,460        34,190        28,563        24,504
     Cost of commissary sales ..............................       3,341         3,013         2,479         2,642         2,156
     Advertising, general and administrative ...............      24,480        19,235        15,533        12,932         9,370
     Depreciation and amortization (2) .....................      18,202        14,060        13,452        10,331         8,141
     Preopening costs (2) ..................................       4,705         4,037            --            --            --
     Asset impairment (3) ..................................          --            --            --            --         5,110
                                                               ---------     ---------     ---------     ---------     ---------
                                                                 340,055       273,166       223,585       183,483       157,692
                                                               ---------     ---------     ---------     ---------     ---------

Income from operations .....................................      37,207        29,039        22,461        16,920         6,838
Other (income) expense:
     Interest expense, net .................................       7,398         4,174         2,801         3,459         2,588
     Litigation (4) ........................................          --            --            --            --         6,200
     Other, net ............................................          24            82          (186)         (225)           (6)
                                                               ---------     ---------     ---------     ---------     ---------
                                                                   7,422         4,256         2,615         3,234         8,782
                                                               ---------     ---------     ---------     ---------     ---------

Earnings (loss) before income taxes and cumulative
   effect of change in accounting principle ................      29,785        24,783        19,846        13,686        (1,944)
Income tax expense (benefit) ...............................      10,425         8,674         6,946         4,886          (797)
                                                               ---------     ---------     ---------     ---------     ---------
Earnings (loss) before cumulative effect of change in
  accounting principle .....................................      19,360        16,109        12,900         8,800        (1,147)
Cumulative effect of change in accounting principle,
  net of tax (2) ...........................................          --        (1,348)           --            --            --
                                                               ---------     ---------     ---------     ---------     ---------
Net earnings (loss) ........................................      19,360     $  14,761     $  12,900     $   8,800     $  (1,147)
                                                               =========     =========     =========     =========     =========
Basic earnings (loss) per common share before
  cumulative effect of change in accounting principle ......        1.24     $    1.04     $    0.84     $    0.71     $   (0.10)

Cumulative effect of change in accounting principle,
  net of tax (2) ...........................................          --         (0.09)           --            --            --
                                                               ---------     ---------     ---------     ---------     ---------
Basic earnings (loss) per common share .....................   $    1.24     $    0.95     $    0.84     $    0.71     $   (0.10)
                                                               =========     =========     =========     =========     =========
Diluted earnings (loss) per common share before
  cumulative effect of change in accounting principle ......        1.17     $    0.97     $    0.79     $    0.66     $   (0.10)

Cumulative effect of change in accounting principle,
  net of tax (2) ...........................................          --         (0.08)           --            --            --
                                                               ---------     ---------     ---------     ---------     ---------
Diluted earnings (loss) per common share ...................        1.17     $    0.89     $    0.79     $    0.66     $   (0.10)
                                                               =========     =========     =========     =========     =========
Weighted average common shares outstanding -
  diluted ..................................................      16,525        16,656        16,392        13,361        11,714


BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit) ..................................     (20,185)    $ (19,411)    $ (11,571)    $ (11,309)    $ (10,864)
Total assets ...............................................     311,018       240,180       193,782       150,515       117,159
Current portion of long-term debt and capitalized
  lease obligations ........................................       7,574         7,013         5,429         4,621         3,309
Long-term debt and capitalized lease obligations,
  including current portion ................................     122,244        80,471        57,338        32,339        44,928
Total shareholders' equity .................................     143,490       122,689       108,774        95,383        50,926

--------------------------

(1) In May 2000, we acquired two Stoney River restaurants and all associated trademarks and intellectual property for approximately $15.8 million in a cash transaction accounted for as a purchase. Accordingly, the results of operations of the two Stoney River restaurants have been included in our consolidated results of operations since the date of acquisition.
(2) During the first quarter of 1999, we adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires that restaurant preopening costs be expensed rather than capitalized. Previously, we capitalized restaurant preopening costs and amortized these amounts over one year from the opening of each restaurant. The depreciation and amortization expense recorded in 1996, 1997 and 1998 included preopening cost amortization of $2.2 million, $2.4 million and $2.9 million, respectively. For 1999 and 2000, the depreciation and amortization line item does not include amortization of preopening costs. We incurred a pre-tax charge of $2.1 million, or $1.3 million net of tax, in the first quarter of 1999 as a result of this change in accounting principle.
(3) Reflects a non-cash charge of $5.1 million incurred in 1996 pursuant to the provisions of Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" to reflect the differences between the fair value and net book value of certain assets.
(4) Reflects a $6.2 million charge in 1996 for litigation expenses and the settlement of litigation against us.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         As of December 31, 2000, we operated 138 O'Charley's restaurants in Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia and two Stoney River restaurants in suburban Atlanta. O'Charley's are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Our growth strategy for the O'Charley's concept is to continue penetrating existing and new targeted major metropolitan areas while opening new units in smaller secondary markets in close proximity to our metropolitan markets. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium midwestern beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment. Our growth strategy for Stoney River is to concentrate on major metropolitan markets in the Southeast and Midwest with disciplined, controlled development and the potential to accelerate development over the next several years.

         We operate a commissary for the primary purpose of providing our restaurants with consistent quality food products that meet our specifications while obtaining lower prices for those items through volume purchasing. A substantial majority of the food products served in our restaurants are distributed to the restaurants by the commissary. In addition to purchasing food and other non-food products, the commissary manufactures certain proprietary products and ages and cuts red meat into steaks in its USDA-approved and inspected facility. We believe our commissary gives us a competitive advantage in servicing our restaurants and a financial advantage. We attribute the decreases in food cost as a percentage of our restaurant sales over the past three years, in part, to the financial leverage generated from the increased purchasing volumes and operating efficiencies of our commissary. The commissary's profits are consolidated into the cost of food, beverage and supplies line item in our financial statements.

         The following table reflects changes in the number of O'Charley's restaurants we operated during the periods presented:

                   O'Charley's Restaurants                        2000        1999        1998
                   -----------------------                      --------    --------    --------
                   In operation, beginning of period                117         99          82
                   Restaurants opened                                21         18          16
                   Restaurant acquired from franchisee               --         --           1
                                                                  -----      -----       -----
                   In operation, end of period                      138        117          99
                                                                  =====      =====       =====

         On May 26, 2000, we purchased two existing Stoney River restaurants and all associated trademarks and intellectual property for approximately $15.8 million in a cash transaction accounted for as a purchase. Accordingly, the results of operations of the two Stoney River restaurants have been included in our consolidated results of operations since the date of acquisition. The transaction includes an earn-out provision pursuant to which we may be required to pay the former owners up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The potential earn-out is based on the Stoney River Legendary Steaks concept achieving certain performance thresholds (income before taxes and preopening costs) for the year in question. Our interest expense increased as a result of the indebtedness incurred to finance the acquisition. Our depreciation and amortization increased as a result of the $10.6 million of goodwill associated with the acquisition that is being amortized over 20 years and will increase to the extent we are required to make payments to the former owners pursuant to the earn-out provision.

         We are conducting a feasibility study on franchising our O'Charley's restaurant concept and expect to have the preliminary results of that study later in 2001. Should we decide to establish franchising operations, there could be a negative effect on our results of operations. See "Risk Factors - We may experience higher operating costs, which would adversely affect our operating results if we cannot increase menu prices to cover them."

         Revenues consist of restaurant sales and to a lesser extent commissary sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Commissary sales represent sales to outside parties consisting primarily of sales of O'Charley's branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs.

         Cost of food, beverage and supplies primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. We believe our menu offers a broad selection of menu items and as a result there is not a high concentration of our food costs in any one product category. Various factors beyond our control, including adverse weather, cause periodic fluctuations in food and other costs. Generally, temporary increases in these costs are not passed on to customers; however, we have in the past generally adjusted menu prices to compensate for increased costs of a more permanent nature.

         Payroll and benefits include payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries and bonuses, hourly wages for restaurant level employees, payroll taxes, workers' compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have an incentive bonus plan that compensates restaurant management for achieving and exceeding certain restaurant level financial targets and performance goals. We typically pay our employees more than minimum wage and do not expect an immediate adverse effect on our financial performance from any further increase in the federal minimum wage rate. However, as in prior years, we do expect that overall wage inflation will be higher for several years following any minimum wage increase. As Congress has raised the federal minimum wage rate in recent years, the base wage rate for our tipped employees has remained at $2.13. Any increase to the base wage rate for our tipped employees would increase payroll costs.

         Restaurant operating costs include occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization. Rent, supervisory salaries, bonuses and expenses, management training salaries, general liability and property insurance, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category. Utility costs began to significantly increase in December 2000. We anticipate continued utility rate increases in 2001, which would increase our restaurant operating costs. In October 2000, we entered into agreements providing for a five-year synthetic lease facility pursuant to which the lessor has agreed to acquire and finance construction of up to $25.0 million of properties and lease the properties to us. We are also evaluating a possible sale and leaseback facility pursuant to which the lessor would acquire certain of our restaurant properties and then lease those properties to us. To the extent that proceeds from any sale and leaseback transaction are used to repay indebtedness under our revolving credit facility, this would reduce our interest expense. We would incur additional rent expense, however, which would increase our restaurant operating costs and decrease our restaurant operating income.

         Restaurant operating income is defined as restaurant sales less cost of restaurant sales. Cost of restaurant sales, for purposes of this discussion, consists of cost of food, beverage and supplies, payroll and benefits and restaurant operating costs.

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

         Depreciation and amortization primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life and, prior to 1999, included amortization of preopening costs for new restaurants, which included costs of hiring and training the initial staff and certain other costs. Depreciation and amortization also includes amortization of goodwill, which relates primarily to the acquisition of the Stoney

River concept. Our depreciation and amortization increased as a result of the $10.6 million of goodwill incurred in connection with our May 2000 acquisition of the Stoney River Legendary Steaks concept. Depreciation and amortization for goodwill associated with the acquisition will increase to the extent we are required to make payments pursuant to the earn-out provision discussed above.

         Preopening costs include operating costs and expenses incurred prior to a new restaurant opening. In the first quarter of 1999, we began expensing preopening costs in the period incurred in accordance with SOP 98-5. Prior to the adoption of SOP 98-5, preopening costs were capitalized and amortized over one year. Our current practice of expensing preopening costs may cause fluctuations in our results of operations from quarter to quarter and year to year depending on when those costs are incurred. See "Risk Factors - Fluctuations in our operating results and other factors may result in decreases in our stock price." We recognized a charge for the cumulative effect of this change in accounting policy in the first quarter of 1999. Starting in 1999, we began reflecting our preopening costs on a separate line item labeled "preopening costs" on the statement of earnings rather than reporting these costs in the depreciation and amortization line item. The amount of preopening costs incurred in any one year includes costs incurred during the year for restaurants opened and under development. We incurred average preopening costs of approximately $220,000 for each new O'Charley's restaurant opened during 2000. We anticipate higher preopening costs for each Stoney River restaurant we open as compared to the average preopening costs for an O'Charley's restaurant.

         The following information should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The following table reflects our operating results for 1998, 1999 and 2000 as a percentage of total revenues unless otherwise indicated. Fiscal year 2000 was comprised of 53 weeks. Fiscal years 1998 and 1999 were each comprised of 52 weeks. As a result, some of the variations reflected in the following data may be attributed to the different lengths of the fiscal years.

                                                                             2000         1999          1998
                                                                            ------       ------        ------
Revenues:
      Restaurant sales ...............................................        99.1%        98.9%         98.9%
      Commissary sales ...............................................         0.9          1.1           1.1
                                                                            ------       ------        ------
                                                                             100.0%       100.0%        100.0%
                                                                            ======       ======        ======
Costs and expenses
      Cost of restaurant sales:
         Cost of food, beverage and supplies (1) .....................        32.6%        33.4%         34.7%
         Payroll and benefits (1) ....................................        30.8         30.3          30.2
         Restaurant operating costs (1) ..............................        14.0         14.2          14.0
                                                                            ------       ------        ------
             Total cost of restaurant sales (1) ......................        77.4%        77.9%         78.9
                                                                            ======       ======        ======

      Restaurant operating margin (2) ................................        22.6%        22.1%         21.1%
      Cost of commissary sales (3) ...................................        93.8%        94.4%         94.3%
      Advertising, general and administrative expenses ...............         6.5%         6.4%          6.3%
      Depreciation and amortization ..................................         4.8%         4.7%          5.5%
      Preopening costs ...............................................         1.2%         1.3%           --


Income from operations ...............................................         9.9%         9.6%          9.1%
      Interest expense, net ..........................................         2.0          1.4           1.1
      Other, net .....................................................         0.0          0.0          (0.1)
                                                                            ------       ------        ------
Earnings before income taxes and cumulative effect of change in
     accounting principle ............................................         7.9          8.2           8.1
Income taxes .........................................................         2.8          2.9           2.8
                                                                            ------       ------        ------
Earnings before cumulative effect of change in accounting
   principle .........................................................         5.1          5.3           5.2
Cumulative effect of change in accounting principle,
   net of tax ........................................................          --         (0.4)           --
                                                                            ------       ------        ------
Net earnings .........................................................         5.1%         4.9%          5.2%
                                                                            ======       ======        ======

-------------------
  (1)      As a percentage of restaurant sales.
  (2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.
  (3)      As a percentage of commissary sales.

Fiscal Year 2000 Compared with Fiscal Year 1999

         Total revenues in 2000 increased $75.1 million, or 24.8%, to $377.3 million from $302.2 million in 1999 primarily as a result of an increase in restaurant sales of $74.7 million, or 25.0%. The increase in restaurant sales was attributable to the addition of 21 new O'Charley's restaurants, an increase in same store sales of 2.6%, the additional week of sales as 2000 was comprised of 53 weeks compared to 52 weeks in 1999, and the inclusion of Stoney River restaurant sales following their acquisition in May 2000. In March 2000, we increased menu prices by approximately 2.0%.

         Cost of food, beverage and supplies in 2000 increased $22.1 million, or 22.2%, to $121.9 million from $99.7 million in 1999. As a percentage of restaurant sales, cost of food, beverage and supplies decreased to 32.6% in 2000 from 33.4% in 1999. We attribute these lower food cost percentages primarily to three factors: a menu price increase in March 2000, which increased the average check; a decrease in the cost of several food items; and improved purchasing and operating efficiencies in our restaurants and commissary. These improvements were partially offset by the inclusion of the Stoney River restaurants which we acquired in May 2000 and which have a higher cost of food, beverage and supplies as a percentage of sales, and an increase in poultry, red meat and baby back rib costs. We anticipate increases in red meat costs in 2001. There can be no assurance that events outside our control will not result in increased costs in other food and other items.

         Payroll and benefits increased $24.4 million, or 26.9%, to $115.0 million in 2000 from $90.6 million in 1999. Payroll and benefits as a percentage of restaurant sales increased to 30.8% in 2000 from 30.3% in 1999. The increase was attributable to increasing wage rates and salaries for restaurant support staff and management along with higher workers compensation and health insurance costs in 2000. Those higher wages and salaries were partially offset by economies achieved from higher average restaurant sales volumes and reduced turnover rates for our hourly employees. Our markets generally have low unemployment rates and we compete with other restaurants for employees. We anticipate continued wage rate increases in 2001.

         Restaurant operating costs in 2000 increased $10.0 million, or 23.5%, to $52.4 million from $42.5 million in 1999. Restaurant operating costs, as a percentage of restaurant sales, decreased to 14.0% in 2000 from 14.2% in 1999. This decrease was primarily attributable to economies achieved from higher average restaurant sales volumes. Utility costs began to significantly increase in December 2000. We anticipate continued utility rate increases in 2001, which would increase our restaurant operating costs.

         Restaurant operating income increased 27.5% to $84.4 million in 2000 from $66.2 million in 1999. Restaurant operating margin, which reflects restaurant operating income expressed as a percentage of restaurant sales, improved to 22.6% in 2000 from 22.1% in 1999. This improvement was due primarily to decreases in food and beverage costs as a percentage of restaurant sales.

         Advertising, general and administrative expenses increased $5.2 million, or 27.3%, to $24.5 million in 2000 from $19.2 million in 1999. As a percentage of total revenues, advertising, general and administrative expenses increased to 6.5% in 2000 from 6.4% in 1999. Advertising expenditures increased 15.5% to $9.5 million in 2000 from $8.2 million in 1999 and, as a percentage of total restaurant sales, decreased to 2.5% in 2000 from 2.8% in 1999. Stoney River restaurants rely primarily on word of mouth to attract new customers rather than advertising. O'Charley's advertising, as a percentage of O'Charley's restaurant sales, was 2.6% in 2000 compared to 2.8% in 1999. General and administrative expenses increased 36.1% to $15.0 million in 2000 from $11.0 million in 1999, and as a percentage of total revenues, increased to 4.0% in 2000 from 3.6% in 1999. The increase in general and administrative expenses resulted from the inclusion of the Stoney River restaurants acquired in May 2000 and increased salary, bonus and legal expenses.

         Depreciation and amortization in 2000 increased $4.1 million, or 29.5%, to $18.2 million from $14.1 million in 1999. As a percentage of total revenues, depreciation and amortization increased to 4.8% in 2000 from 4.7% in 1999. The increase in depreciation expense was primarily attributable to the growth in the number of new restaurants, capital expenditures for improvements to existing restaurants and the amortization of goodwill associated with the acquisition in May 2000 of the Stoney River Legendary Steaks concept.

         Preopening costs, excluding the one-time cumulative adjustment made in 1999 for the change in accounting principle as measured under SOP 98-5, increased 16.6% in 2000 to $4.7 million from $4.0 million in 1999. As a percentage of total revenues, preopening costs decreased to 1.2% in 2000 from 1.3% in 1999.

         Income from operations increased $8.2 million, or 28.1%, to $37.2 million in 2000 from $29.0 million in 1999.

         Interest expense, net increased $3.2 million in 2000 to $7.4 million from $4.2 million in 1999. The increase was primarily related to the increased borrowings due to the addition of new restaurants and the acquisition of the Stoney River Legendary Steaks concept. Additionally, our weighted average interest rate on borrowed funds increased to 7.4% in 2000 from 6.2% in 1999 due to increases in LIBOR.

         Earnings before income taxes and cumulative effect of change in accounting principle for 2000 increased $5.0 million, or 20.2%, to $29.8 million from $24.8 million in 1999.

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

Fiscal Year 1999 Compared with Fiscal Year 1998

         Total revenues in 1999 increased $56.2 million, or 22.8%, to $302.2 million from $246.0 million in 1998 primarily as a result of an increase in restaurant sales of $55.6 million, or 22.9%. The increase in restaurant sales was attributable to the addition of 18 new O'Charley's restaurants and an increase in same store sales of 3.1%. In March 1999, we increased menu prices by approximately 2.0%.

         Cost of food, beverage and supplies in 1999 increased $15.4 million, or 18.2%, to $99.7 million from $84.4 million in 1998. As a percentage of restaurant sales, cost of food, beverage and supplies decreased to 33.4% in 1999 from 34.7% in 1998. We attribute these lower food cost percentages primarily to three factors: we increased menu prices in March 1999, which increased the average check; the cost of several food items decreased; and we improved our purchasing and operating efficiencies in our restaurants and commissary. These improvements were partially offset by an increase in red meat costs.

         Payroll and benefits increased $17.1 million, or 23.2%, to $90.6 million in 1999 from $73.6 million in 1998. Payroll and benefits as a percentage of restaurant sales increased slightly to 30.3% in 1999 from 30.2% in 1998. The increase was attributable to higher restaurant level bonuses and increasing wage rates and salaries for restaurant support staff and management in 1999. Those higher wages and salaries were partially offset by economies achieved from higher average restaurant sales volumes, reduced turnover rates for our hourly employees and from certain employee benefit cost reductions.

         Restaurant operating costs in 1999 increased $8.3 million, or 24.2%, to $42.5 million from $34.2 million in 1998. Restaurant operating costs, as a percentage of restaurant sales, increased to 14.2% in 1999 from 14.0% in 1998. This increase was primarily attributable to an increase in management training salaries and benefits related to the hiring and training of new restaurant managers assigned to restaurants opening in 2000. Additionally, we entered two new metropolitan markets in 1999, Charlotte, North Carolina in the first quarter and Columbus, Ohio in the second quarter, which increased certain supervision costs. Typically, we incur higher initial supervision and other operating costs when entering new markets. We did not enter any new metropolitan markets in 1998.

         Restaurant operating income increased 29.1% to $66.2 million in 1999 from $51.3 million in 1998. Restaurant operating margin improved to 22.1% in 1999 from 21.1% in 1998. This improvement was due primarily to decreases in food and beverage costs as a percentage of sales.

         Advertising, general and administrative expenses increased $3.7 million, or 23.8%, to $19.2 million in 1999 from $15.5 million in 1998. As a percentage of total revenue, advertising, general and administrative expenses increased to 6.4% from 6.3%. Advertising expenditures increased 25.1% to $8.2 million in 1999 from $6.6 million in 1998 and, as a percentage of total restaurant sales, increased to 2.8% in 1999 from 2.7% in 1998. General and administrative expenses increased 22.9% to $11.0 million in 1999 from $9.0 million in 1998, and as a percentage of total revenues, remained at 3.6% in 1999.

         Depreciation and amortization in 1999 increased $608,000, or 4.5%, to $14.1 million from $13.5 million in 1998. We adopted SOP 98-5 in the first quarter of 1999, which requires preopening costs to be expensed as incurred. Previously, we capitalized preopening costs and amortized these amounts over one year from the opening of each restaurant. The depreciation and amortization expense recorded in 1998 included preopening cost amortization of $2.9 million. Since the beginning of 1999, preopening costs have been recorded in a separate line item and the depreciation and amortization line, beginning in 1999, no longer includes any preopening cost amortization. Excluding the preopening cost amortization, depreciation expense in 1999 increased $3.5 million, or 33.2%, to $14.1 million from $10.6 million in 1998. The increase in depreciation expense was primarily attributable to additional capital expenditures for new restaurants and improvements to certain existing restaurants.

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

         Interest expense, net increased $1.4 million in 1999 to $4.2 million from $2.8 million in 1998. The increase was primarily related to the increased borrowings under our revolving credit facility. During the fourth quarter of 1997, we reduced our long-term debt by $34.7 million with the net proceeds received from the sale of common stock, which reduced interest expense in 1998.

         Earnings before income taxes and cumulative effect of change in accounting principle for 1999 increased $4.9 million, or 24.9%, to $24.8 million from $19.8 million in 1998.

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

QUARTERLY FINANCIAL AND RESTAURANT OPERATING DATA

         The following is a summary of certain unaudited quarterly results of operations data for each of the last three fiscal years. For accounting purposes, the first quarter consists of 16 weeks and the second, third and fourth quarters each consist of 12 weeks (13 weeks in the fourth quarter of 2000 because it was a 53-week year). As a result, some of the variations reflected in the following table may be attributed to the different lengths of the fiscal quarters.

                                                                    FIRST          SECOND           THIRD           FOURTH
                                                                   QUARTER         QUARTER         QUARTER         QUARTER
                                                                  ----------      ----------      ----------      ----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenues ...................................................      $  106,298      $   85,411      $   89,145      $   96,408
Income from operations .....................................      $   10,549      $    8,225      $    8,419      $   10,014
Net earnings ...............................................      $    5,689      $    4,265      $    4,257      $    5,149
Basic earnings per common share ............................      $     0.37      $     0.27      $     0.27      $     0.33
Diluted earnings per common share ..........................      $     0.35      $     0.26      $     0.26      $     0.31
Restaurants in operation, end of quarter ...................             125             131             135             138

1999
Revenues ...................................................      $   87,849      $   70,225      $   72,148      $   71,983
Income from operations .....................................      $    8,084      $    6,590      $    6,894      $    7,472
Earnings before cumulative change in accounting principle ..      $    4,470      $    3,629      $    3,821      $    4,190
Net earnings ...............................................      $    3,122      $    3,629      $    3,821      $    4,190
Basic earnings per common share:
    Earnings before change in accounting principle .........      $     0.29      $     0.24      $     0.25      $     0.27
    Net earnings ...........................................      $     0.20      $     0.24      $     0.25      $     0.27
Diluted earnings per common share:
    Earnings before change in accounting principle .........      $     0.27      $     0.22      $     0.23      $     0.25
    Net earnings ...........................................      $     0.19      $     0.22      $     0.23      $     0.25
Restaurants in operation, end of quarter ...................             106             111             114             117

1998
Revenues ...................................................      $   70,961      $   56,589      $   58,251      $   60,245
Income from operations .....................................      $    6,122      $    5,325      $    5,278      $    5,736
Net earnings ...............................................      $    3,463      $    3,083      $    3,047      $    3,307
Basic earnings per common share ............................      $     0.23      $     0.20      $     0.20      $     0.21
Diluted earnings per common share ..........................      $     0.21      $     0.19      $     0.19      $     0.20
Restaurants in operation, end of quarter ...................              87              92              96              99

         There is a small degree of seasonality to our business, with average weekly sales being slightly lower in the winter months. However, because our first fiscal quarter consists of 16 weeks, the effect of such seasonality is not necessarily reflected in the quarterly financial results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of capital have historically been cash provided by operations, borrowings under our revolving credit facility and capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants.

         Cash provided by operations was $40.0 million in 2000, compared to $37.5 million in 1999 and $25.2 million in 1998. Our working capital has historically reflected current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions. At December 31, 2000, the working capital deficiency was $20.2 million and the current ratio, which we define as current assets divided by current liabilities, was 0.5 to 1. The total net decrease in cash was $626,000 in 2000.

         Net borrowings under our revolving credit facility in 2000 were $38.0 million which increased the amount outstanding under our revolving credit facility from $54.0 million at year-end 1999 to $92.0 million at year-end 2000. The weighted average interest rate on the outstanding borrowings under the facility during 2000 was 7.4%. Our revolving credit facility provides for a maximum borrowing capacity of $135.0 million; however, the maximum borrowing capacity under our revolving credit facility is reduced by amounts financed under our synthetic lease facility described below. Our revolving credit facility matures on May 31, 2003. Our revolving credit facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, sale of assets, mergers and the payment of dividends.

         On October 10, 2000, we entered into agreements providing for a five-year synthetic lease facility pursuant to which the lessor has agreed to acquire or construct up to $25.0 million of properties and lease the properties to us. The terms of the facility provide for a separate operating lease agreement to be entered into for each property upon completion of acquisition or construction, each with a lease term ending October 10, 2005. Monthly rental payments for each property lease are based on the total costs advanced by the lessor to acquire or construct such property, and the amount of those payments varies based upon the floating interest rate in effect from time to time under our revolving credit facility. At December 31, 2000, the monthly lease payment for these properties was based on an interest rate of 7.5%, and the lessor's total accumulated cost of properties acquired under the facility was approximately $6.0 million. The lease facility requires us to meet certain financial and other covenants similar to the covenants and restrictions contained in our revolving credit facility. The acquisition and construction costs paid by the lessor under the synthetic lease facility reduce the maximum borrowing capacity under our $135.0 million revolving credit facility as described above.

         Upon the expiration of the synthetic lease facility, we may seek to renew the facility. Any renewal of the facility requires the lessor's consent. If we are unable to or choose not to renew the facility, we have the option to sell the properties to third parties on behalf of the lessor, surrender the properties to the lessor or purchase the properties at their original cost. If we sell the properties to third parties for less than their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to any shortfall, not to exceed 85% of the aggregate original cost of the properties. To the extent the aggregate sales proceeds exceed the aggregate original cost of the properties, the lessor is required to remit any excess to us. If we surrender the properties to the lessor, we are obligated, under our residual value guarantee, to pay the lessor an amount equal to 85% of the aggregate original cost of such properties. If the lessor later sells such properties to third parties, the lessor must remit the sales proceeds to us to the extent the sale proceeds, plus the amount of our residual value guarantee payment, exceeds the aggregate original cost of the properties. There can be no assurance that we will be able to renew the facility or sell the properties to third parties, and we will require substantial additional financing if we purchase these properties or surrender the properties to the lessor upon the expiration of the synthetic lease facility. We believe that the anticipated fair value of the properties currently leased under this facility could eliminate or substantially reduce our exposure under the residual value guarantee with respect to those properties. However, there can be no assurance that we will not be required to make substantial payments to satisfy this guarantee or the guarantee on any other properties that may be constructed or purchased by the lessor in the future under this facility.

         In 2000, we repaid $7.0 million in principal on our capitalized lease obligations. Additionally, we financed $10.9 million in restaurant equipment through new capitalized lease obligations.

         On September 2, 1998, our board of directors approved the repurchase of up to 5.0% of our outstanding common stock. As of December 31, 2000, approximately 311,000 shares, or 2.0% of our outstanding stock, had been repurchased. Approximately 52,000 shares were repurchased in 2000.

         On May 26, 2000, we purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $15.8 million in cash. The transaction includes an earn-out provision pursuant to which we may be required to pay the former owners up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The potential earn-out is based on the Stoney

River Legendary Steaks concept achieving certain performance thresholds (income before taxes and preopening costs) for such year.

         Property and equipment expenditures, excluding the acquisition cost for the two existing Stoney River restaurants, were $67.7 million in 2000, including $10.9 million of equipment acquired under capital leases. These expenditures were made primarily for 21 new O'Charley's restaurants opened during the year, restaurants under construction at December 31, 2000, the expansion of our commissary facilities and improvements to existing restaurants.

         We have budgeted approximately $68.0 million to $72.0 million in 2001 for capital expenditures for the planned 24 to 25 new O'Charley's restaurants, improvements to existing O'Charley's restaurants, expansion of the Stoney River Legendary Steaks concept, including the two Stoney River restaurants under development and expansion of our commissary facilities. From January 1, 2001 through February 25, 2001, we had incurred approximately $11.8 million in capital expenditures. There can be no assurance that actual capital expenditures in 2001 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites. We expect to finance these capital expenditures with operating cash flows, borrowings under our revolving credit facility and capitalized lease obligations. We intend to continue financing the furniture, fixtures and equipment for our new restaurants primarily with capitalized lease obligations and to finance the acquisition and construction of certain properties with our synthetic lease facility.

         We are currently evaluating a possible sale and leaseback facility pursuant to which we would sell some of the 88 restaurant properties at which we currently own the land and building and then lease those properties from the buyer. We currently anticipate that proceeds from the sale would be used primarily to repay indebtedness under our revolving credit facility. We cannot assure you that we will enter into a sale and leaseback facility or, if we do so, the number of restaurant properties that we may sell or the terms of the leases pursuant to which we lease properties from the buyer.

         We believe that available cash, cash generated from operations and borrowings under our revolving credit facility, capitalized lease obligations and our synthetic lease facility will be sufficient to finance our operations and expected capital outlays for at least the next 12 months. Our growth strategy includes possible acquisitions or strategic joint ventures. Any acquisitions, joint ventures or other growth opportunities may require additional external financing, and we may from time to time seek to obtain additional funds from a public or private issuance of equity or debt securities. There can be no assurances that such sources of financing will be available to us.

IMPACT OF INFLATION

         The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Utility costs began to significantly increase in December 2000, although these increases had only a minimal effect on our results of operations in 2000. We anticipate continued utility rate increases in 2001, which could have a material impact on our results of operations. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for

Stock Issued to Employees." Our existing accounting policies conformed to the requirements of FASB Interpretation No. 44; therefore, adoption of this interpretation did not impact our results of operations, cash flows or financial position.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on recognition, presentation and disclosure of revenues in financial statements. We adopted SAB No. 101, as amended by the SEC, in the fourth quarter of 2000. Our existing accounting policies conformed to the requirements of SAB 101; therefore, adoption of this guidance did not impact our results of operations, cash flows or financial position.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was later amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), on the balance sheet and establishes new accounting rules for hedging activities. We were required to adopt SFAS No. 133, as amended, on January 1, 2001 and the adoption did not impact our results of operations, cash flows or financial position.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Our fixed-rate debt consists primarily of capitalized leases and our variable-rate debt consists primarily of our revolving credit facility. In addition, lease payments under our synthetic lease facility are and will continue to be at variable rates based upon prevailing interest rates.

         As an additional method of managing our interest rate exposure on our revolving credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At December 31, 2000, we did not have any swaps in place. We currently have in effect $70.0 million in swaps at an average fixed rate of 4.98%, $50.0 million of which mature in December 2001, $10.0 million of which mature in January 2004 and $10.0 million of which mature in January 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                O'CHARLEY'S INC.

                                                                                                                 PAGE
                                                                                                                 ----
Independent Auditors' Report                                                                                      32
Consolidated Balance Sheets at December 26, 1999 and December 31, 2000                                            33
Consolidated Statements of Earnings for the Years Ended December 27, 1998,
  December 26, 1999, and December 31, 2000                                                                        34
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended
  December 27, 1998, December 26, 1999, and December 31, 2000                                                     35
Consolidated Statements of Cash Flows for the Years Ended December 27, 1998,
  December 26, 1999, and December 31, 2000                                                                        36
Notes to Consolidated Financial Statements                                                                        37

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
O'Charley's Inc.
Nashville, Tennessee:

         We have audited the consolidated balance sheets of O'Charley's Inc. and subsidiaries as of December 31, 2000 and December 26, 1999, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O'Charley's Inc. and subsidiaries as of December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                        KPMG LLP

Nashville Tennessee
February 5, 2001

                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31, 2000    DECEMBER 26, 1999
                                                                         -----------------    -----------------
                                                                                (DOLLARS IN THOUSANDS)
                            ASSETS
Current Assets:
   Cash ..........................................................           $  2,552             $  3,178
   Accounts receivable, less allowance for doubtful accounts
     of $144 in 2000 and $119 in 1999 ............................              3,636                2,195
   Inventories ...................................................             12,605                8,776
   Deferred income taxes .........................................              1,292                1,138
   Other current assets ..........................................              1,393                  794
                                                                             --------             --------
     Total current assets ........................................             21,478               16,081
Property and Equipment, net ......................................            274,271              219,749
Other Assets .....................................................             15,269                4,350
                                                                             --------             --------
                                                                             $311,018             $240,180
                                                                             ========             ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ..............................................           $ 12,639             $  9,318
   Accrued payroll and related expenses ..........................              7,780                6,524
   Accrued expenses ..............................................              9,552                7,470
   Federal, state and local taxes ................................              4,118                5,167
   Current portion of long-term debt and capitalized
     leases ......................................................              7,574                7,013
                                                                             --------             --------
     Total current liabilities ...................................             41,663               35,492
Long-Term Debt, net of current portion ...........................             92,306               54,441
Capitalized Lease Obligations, net of current portion ............             22,364               19,017
Deferred Income Taxes ............................................              8,431                6,243
Other Liabilities ................................................              2,764                2,298
Shareholders' Equity:
   Common stock--No par value; authorized, 50,000,000 shares;
     issued and outstanding, 15,703,600 in 2000 and
     15,502,182 in 1999 ..........................................             67,207               65,732
   Accumulated other comprehensive loss, net of tax ..............               (220)                (186)
   Retained earnings .............................................             76,503               57,143
                                                                             --------             --------
     Total shareholders' equity ..................................            143,490              122,689
                                                                             --------             --------
                                                                             $311,018             $240,180
                                                                             ========             ========

               See notes to the consolidated financial statements

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                         YEAR ENDED
                                                                        ------------------------------------------
                                                                         DECEMBER 31,   DECEMBER 26,  DECEMBER 27,
                                                                             2000          1999          1998
                                                                        -------------   -----------   ------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Restaurant sales ..............................................        $373,700       $ 299,014      $ 243,416
   Commissary sales ..............................................           3,562           3,191          2,630
                                                                          --------       ---------      ---------
                                                                           377,262         302,205        246,046
Costs and Expenses:
   Cost of restaurant sales:
     Cost of food, beverage and supplies .........................         121,859          99,736         84,370
     Payroll and benefits ........................................         115,029          90,625         73,561
     Restaurant operating costs ..................................          52,439          42,460         34,190
   Cost of commissary sales ......................................           3,341           3,013          2,479
   Advertising, general and administrative expenses ..............          24,480          19,235         15,533
   Depreciation and amortization .................................          18,202          14,060         13,452
   Preopening costs ..............................................           4,705           4,037             --
                                                                          --------       ---------      ---------
                                                                           340,055         273,166        223,585
                                                                          --------       ---------      ---------

Income from Operations ...........................................          37,207          29,039         22,461
Other (Income) Expense:
   Interest expense, net .........................................           7,398           4,174          2,801
   Other, net ....................................................              24              82           (186)
                                                                          --------       ---------      ---------
                                                                             7,422           4,256          2,615
                                                                          --------       ---------      ---------

Earnings Before Income Taxes and Cumulative Effect of Change
   in Accounting Principle .......................................          29,785          24,783         19,846
Income Taxes .....................................................          10,425           8,674          6,946
                                                                          --------       ---------      ---------

Earnings Before Cumulative Effect of Change in Accounting
   Principle .....................................................          19,360          16,109         12,900
Cumulative Effect of Change in Accounting Principle, net of
   tax ...........................................................              --          (1,348)            --
                                                                          --------       ---------      ---------
Net Earnings .....................................................        $ 19,360       $  14,761      $  12,900
                                                                          ========       =========      =========

Basic Earnings Per Common Share Before Cumulative Effect of
   Change in Accounting Principle ................................        $   1.24       $    1.04      $    0.84
Cumulative Effect of Change in Accounting Principle, net of
   tax ...........................................................              --           (0.09)            --
                                                                          --------       ---------      ---------
Basic Earnings Per Common Share ..................................        $   1.24       $    0.95      $    0.84
                                                                          ========       =========      =========

Diluted Earnings Per Common Share Before Cumulative Effect of
   Change in Accounting Principle ................................        $   1.17       $    0.97      $    0.79
Cumulative Effect of Change in Accounting Principle, net of
   tax ...........................................................              --           (0.08)            --
                                                                          --------       ---------      ---------
Diluted Earnings Per Common Share ................................        $   1.17       $    0.89      $    0.79
                                                                          ========       =========      =========

               See notes to the consolidated financial statements

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME

                                                                                           ACCUMULATED
                                                  COMMON STOCK             ADDITIONAL         OTHER
                                             --------------------------     PAID-IN       COMPREHENSIVE      RETAINED
                                               SHARES        AMOUNT         CAPITAL         LOSS, NET        EARNINGS      TOTAL
                                             ----------    ------------   -----------    ---------------    ----------   ---------
                                                                              (IN THOUSANDS)
Balance, December 28, 1997 ..............      15,265        $ 65,249     $      652          $  --           $29,482    $  95,383
   Comprehensive income:
   1998 net earnings ..................            --              --             --             --            12,900       12,900
   Change in unrealized loss on
     available for sale securities,
     net of tax .......................            --              --             --           (103)               --         (103)
                                                                                                                         ---------
       Total comprehensive income .......                                                                                   12,797
                                                                                                                         =========

   Repurchase of common stock ...........         (14)             --           (143)            --                --         (143)
   Exercise of employee stock
     options including tax benefits .....          95             447             --             --                --          447
   Stock donation .......................           8              97             --             --                --           97
   Shares issued under CHUX
     Ownership Plan .....................          40             193             --             --                --          193
                                              -------        --------     ----------          -----           -------    ---------
Balance, December 27, 1998 ..............      15,394          65,986            509           (103)           42,382      108,774
   Comprehensive income:
   1999 net earnings ....................          --              --             --             --            14,761       14,761
   Change in  unrealized loss on
     available for sale securities,
     net of tax .........................          --              --             --            (83)               --          (83)
                                                                                                                         ---------
       Total comprehensive income .......                                                                                   14,678
                                                                                                                         =========

   Repurchase of common stock ...........        (245)         (2,637)          (509)            --                --       (3,146)
   Exercise of employee stock
     options including tax benefits .....         328           2,124             --             --                --        2,124
   Shares issued under CHUX
     Ownership Plan .....................          25             259             --             --                --          259
                                              -------        --------     ----------          -----           -------    ---------
Balance, December 26, 1999 ..............      15,502          65,732             --           (186)           57,143      122,689
   Comprehensive income:
   2000 net earnings ....................          --              --             --             --            19,360       19,360
   Change in unrealized loss on
     available for sale securities,
     net of tax .........................          --              --             --            (34)               --          (34)
                                                                                                                         ---------
       Total comprehensive income .......                                                                                   19,326
                                                                                                                         =========

   Repurchase of common stock ...........         (52)           (584)            --             --                --         (584)
   Exercise of employee stock
     options including tax benefits .....         196           1,436             --             --                --        1,436
   Shares issued under CHUX
     Ownership Plan .....................          58             623             --             --                --          623
                                              -------        --------     ----------          -----           -------    ---------
Balance, December 31, 2000 ..............      15,704        $ 67,207     $       --          $(220)          $76,503    $ 143,490
                                              =======        ========     ==========          =====           =======    =========

               See notes to the consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED
                                                                       ------------------------------------------------------------
                                                                         DECEMBER 31,         DECEMBER 26,          DECEMBER 27,
                                                                             2000                 1999                  1998
                                                                       -----------------    -----------------     -----------------
                                                                                             (IN THOUSANDS)
Cash Flows from Operating Activities:
   Net earnings .................................................          $ 19,360            $ 14,761              $ 12,900
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Cumulative effect of accounting change, net of tax .........                --               1,348                    --
     Depreciation and amortization - property and equipment
       and goodwill .............................................            18,202              14,060                10,558
     Amortization of preopening costs ...........................                --                  --                 2,894
     Amortization of debt issuance costs ........................               139                 122                    96
     Deferred income taxes ......................................             2,052               1,729                 2,052
     (Gain) loss on the sale and involuntary conversion of
       assets ...................................................                10                  86                  (522)
   Changes in assets and liabilities, excluding the effects
     of the Stoney River acquisition:
     Accounts receivable ........................................            (1,441)                176                  (167)
     Inventories ................................................            (3,684)             (1,747)               (2,429)
     Additions to preopening costs ..............................                --                  --                (3,628)
     Other current assets .......................................              (614)                  2                  (322)
     Accounts payable ...........................................             3,321               2,377                 1,412
     Accrued payroll and other accrued expenses .................             2,297               3,868                 2,230
   Tax benefit derived from exercise of stock options ...........               368                 723                   106
                                                                           --------            --------              --------
       Net cash provided by operating activities ................            40,010              37,505                25,180

Cash Flows from Investing Activities:
   Additions to property and equipment ..........................           (56,796)            (49,880)              (42,550)
   Acquisition of company, net of cash acquired .................           (15,849)                 --                    --
   Proceeds from the sale and involuntary conversion of
       assets ...................................................               293                  35                 2,238
   Purchase of equity securities ................................                --                  --                  (612)
   Other, net ...................................................                56                 532                  (591)
                                                                           --------            --------              --------
     Net cash used by investing activities ......................           (72,296)            (49,313)              (41,515)
Cash Flows From Financing Activities:
   Proceeds from long-term debt .................................            88,779              38,803                43,822
   Payments on long-term debt and capitalized lease
     obligations ................................................           (57,878)            (25,399)              (26,675)
   Debt issuance costs ..........................................              (348)                 --                  (100)
   Exercise of employee incentive stock options and issuances
     under stock purchase plan...................................             1,691               1,660                   534
   Repurchase of common stock ...................................              (584)             (3,146)                 (143)
                                                                           --------            --------              --------
     Net cash provided by financing activities ..................            31,660              11,918                17,438
                                                                           --------            --------              --------
Increase (decrease) in cash .....................................              (626)                110                 1,103
Cash at beginning of the period .................................             3,178               3,068                 1,965
                                                                           --------            --------              --------
Cash at end of the period .......................................          $  2,552            $  3,178              $  3,068
                                                                           ========            ========              ========

               See notes to the consolidated financial statements

                                O'CHARLEY'S INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         O'Charley's, Inc. (the "Company") owns and operates 138 (at December 31, 2000) full-service restaurant facilities in 13 Southeastern and Midwestern states under the trade name of "O'Charley's" and two full-service restaurant facilities under the trade name of "Stoney River Legendary Steaks." The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's fiscal year ends on the last Sunday in December. Fiscal 2000 was comprised of 53 weeks, which ended December 31, 2000. Fiscal years 1999 and 1998 were comprised of 52 weeks, which ended December 26 and December 27, respectively.

         Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Inventories are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

         Preopening Costs represent costs incurred prior to a restaurant opening. The Company adopted SOP 98-5, "Reporting the Costs of Start-Up Activity," in the first quarter of 1999. SOP 98-5 requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. Prior to the adoption of SOP 98-5, preopening costs were capitalized and amortized over one year. Accordingly, the Company now expenses preopening costs in the period incurred, and recognized in 1999, as a cumulative effect of a change in accounting principle, a charge equal to the after tax effect of the unamortized preopening costs recorded on the accompanying consolidated balance sheet at December 27, 1998.

         Investments. The Company owns certain marketable securities that are accounted for in accordance with Statement of Financial Accounting Standards No.
115. Accounting for Certain Debt and Equity Securities. Those securities relate to the Company's deferred compensation plan discussed in note 12 and are accounted for as trading securities, which are recorded at fair value with unrealized gains and losses included in results of operations. Such unrealized gains and losses are reflected in the accompanying consolidated statements of earnings, net of the associated change in accrued liabilities for compensation costs. The fair values of such assets at December 26, 1999 and December 31, 2000 were $2,133,000 and $2,351,000, respectively.

         All other marketable securities are classified as available for sale securities and are carried at fair value, with the unrealized gains and losses recorded in a separate component of shareholders' equity, net of tax unless there is a decline in value which is considered to be other than temporary, in which case the cost base of such security basis is written down to fair value and the amount of the writedown is reflected in earnings. At December 31, 2000, the fair value and cost of such securities were $279,000 and $619,000, respectively.

         Property and Equipment are stated at cost and depreciated on a straight-line method over the following estimated useful lives: buildings and improvements--30 years; furniture, fixtures and equipment--3 to 10 years. Leasehold improvements are amortized over the lesser of the asset's estimated useful life or the expected lease term. Equipment under capitalized leases is amortized to its expected value to the Company at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.

         Excess of Cost Over Fair Value of Net Assets Acquired (goodwill), which is included in other assets, is amortized over 20 years using the straight-line method. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risks associated with the acquired entity. The assessment of the recoverability of the asset will be impacted if estimated future operating cash flows are not achieved.

         Revenues consist of restaurant sales and to a lesser extent commissary sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Restaurant sales are recognized upon delivery of services. Proceeds from the sale of gift certificates are deferred and recognized as revenue as such gift certificates are redeemed. Commissary sales represent sales to outside parties consisting primarily of sales of O'Charley's branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Commissary sales are recognized when delivery occurs, the revenue amount is determinable and when collection is reasonably assured.

         Advertising Costs. The Company expenses advertising costs as incurred, except for certain advertising production costs that are expensed the first time the advertising takes place. Advertising expense for fiscal years 1998, 1999 and 2000 totaled $6.6 million, $8.2 million and $9.5 million, respectively.

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

         Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107 ("FAS 107"), Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on-and-off balance sheet financial instruments for which it is practicable to estimate that value. The scope of FAS 107 excludes certain financial instruments such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 31, 2000. Book value approximates fair value for substantially all of the Company's assets and liabilities that fall under the scope of FAS 107.

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

         Comprehensive Income. Statement of Financial Accounting Standards No. 130 ("FAS 130"), Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income, presented in the Consolidated Statement of Shareholders' Equity and Comprehensive Income, consists of net income and unrealized losses on available for sale securities.

         Operating Segments. Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosures About Segments of an Enterprise and Related Information, requires an enterprise to report financial and descriptive information about its operating segments. The Company operates in one segment. As a result, separate segment information is not disclosed.

         Use of Estimates. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

         Accounting Changes and Recent Accounting Pronouncements. In March 2000, the Financial Accounting Standards Board (FASB), issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's existing accounting policies conformed to the requirements of FIN 44; therefore, adoption of this interpretation did not impact the Company's results of operations, cash flows or financial position.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on recognition, presentation and disclosure of revenues in financial statements. SAB 101, as amended by the SEC, was adopted by the Company in the fourth quarter of 2000. The Company's existing accounting policies conformed to the requirements of SAB 101; therefore, adoption of this guidance did not impact the Company's results of operations, cash flows or financial position.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. SFAS 133, as amended, requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), on the balance sheet and establishes new accounting rules for hedging activities. The Company was required to adopt FAS 133, as amended, on January 1, 2001 and the adoption did not impact the Company's results of operations, cash flows or financial position.

2.       ACQUISITION

         On May 26, 2000, the Company purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $15.8 million in cash. In addition, the transaction includes an earn-out provision pursuant to which the sellers may receive up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The potential earn-out is based on the Stoney River concept achieving certain performance thresholds (income before taxes and preopening costs) for such year. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of Stoney River have been included in the Company's consolidated financial statements from the date of acquisition. The Stoney River concept is being operated as a wholly-owned subsidiary of the Company. Goodwill resulting from the acquisition is being amortized on a straight-line basis over 20 years. The allocation of the purchase price to the acquired net assets is as follows (in thousands):

           Estimated fair value of assets acquired....................................            $ 5,166
           Purchase price in excess of the net assets acquired (goodwill) ............             10,562
           Non-compete agreements.....................................................                119
           Estimated fair value of liabilities assumed................................                  8
                                                                                                  -------
           Cash paid..................................................................             15,855
           Less cash acquired.........................................................                 (6)
                                                                                                  -------
           Net cash paid for acquisition..............................................            $15,849
                                                                                                  =======

         The following unaudited proforma condensed results of operations give effect to the acquisition of Stoney River Legendary Steaks as if such transaction had occurred at December 28, 1998:

                                                                                                       FISCAL YEAR
                                                                                                --------------------------
                                                                                                  2000              1999
                                                                                                ---------         --------
                                                                                                       (IN THOUSANDS,
                                                                                                   EXCEPT PER SHARE DATA)
           Total revenues............................................................            $381,108         $311,233
           Earnings before income taxes..............................................             $28,930          $23,577
           Net earnings..............................................................             $18,804          $13,977
           Basic earnings............................................................               $1.21            $0.90
           Basic weighted average common shares outstanding..........................              15,584           15,461
           Diluted earnings..........................................................               $1.14            $0.84
           Diluted weighted average common shares outstanding........................              16,525           16,656

         The foregoing unaudited proforma amounts are based upon certain assumptions and estimates, including, but not limited to the recognition of interest expense on debt incurred to finance the acquisition and amortization of goodwill over 20 years. The unaudited proforma amounts do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following at year-end:

                                                             DECEMBER 31,    DECEMBER 26,
                                                                 2000            1999
                                                             ------------    ------------
                                                                  (IN THOUSANDS)
Land and improvements ............................            $  64,126       $  50,770
Buildings and improvements .......................               98,227          77,284
Furniture, fixtures and equipment ................               69,599          56,462
Leasehold improvements ...........................               68,132          52,204
Equipment under capitalized leases ...............               45,518          39,452
Property leased to others ........................                1,526             840
                                                              ---------       ---------
                                                                347,128         277,012
Less accumulated depreciation and amortization ...              (72,857)        (57,263)
                                                              ---------       ---------
                                                              $ 274,271       $ 219,749
                                                              =========       =========

         Depreciation and amortization of property and equipment was $10.5 million, $14.0 million, and $17.9 million for the years ended December 27, 1998, December 26, 1999, and December 31, 2000, respectively.

4.       OTHER ASSETS

Other assets consist of the following at year-end:

                                                                 DECEMBER 31,    DECEMBER 26,
                                                                    2000             1999
                                                                -------------    ------------
                                                                        (IN THOUSANDS)
Excess of cost over fair value of net assets
  acquired (goodwill), net of accumulated
  amortization of $466 in 2000 and $131 in 1999 ........           $10,418          $  191
Marketable securities, deferred compensation ...........             2,351           2,133
Marketable securities, other ...........................               279             332
Notes receivable .......................................               867             892
Other assets ...........................................             1,354             802
                                                                   -------          ------
                                                                   $15,269          $4,350
                                                                   =======          ======

         Amortization of goodwill was $16,000, $16,000 and $335,000 for the years ended December 27, 1998, December 26, 1999 and December 31, 2000, respectively.

5.       ACCRUED EXPENSES

Accrued expenses include the following at year-end:

                                                               DECEMBER 31,   DECEMBER 26,
                                                                   2000           1999
                                                               ------------   ------------
                                                                     (IN THOUSANDS)
Deferred revenue .......................................          $3,141         $2,573
Insurance expenses .....................................           2,832          1,807
Other accrued expenses .................................           3,579          3,090
                                                                  ------         ------
                                                                  $9,552         $7,470
                                                                  ======         ======

6.       LONG-TERM DEBT

Long-term debt consists of the following at year-end:

                                            DECEMBER 31,   DECEMBER 26,
                                                2000           1999
                                            ------------   ------------
                                                 (IN THOUSANDS)
Revolving line of credit ...............       $92,000        $54,000
Secured mortgage notes payable .........           210            222
Installment notes payable ..............           232            343
                                               -------        -------
                                                92,442         54,565
Less current maturities ................          (136)          (124)
                                               -------        -------
                                               $92,306        $54,441
                                               =======        =======

         On December 8, 1999, the Company entered into an amended and restated revolving credit agreement (the "Second Amendment") that extended the maturity date of the facility to November 30, 2002 for the first $70.0 million outstanding under the facility and December 6, 2000 for the remaining $30.0 million. Under the previous agreement, the first $70.0 million matured November 30, 2000 and the remaining $30.0 million matured December 7, 1999.

         On January 31, 2000, the Company entered into an amended and restated revolving credit agreement (the "Third Amendment") which increased its unsecured line of credit facility to $135.0 million from $100.0 million. However, the maximum borrowing capacity of the credit facility s reduced by amounts outstanding pursuant to the Company's synthetic lease facility (see Note 7). The Third Amendment requires monthly interest payments at a floating rate based on the bank's prime rate plus or minus a certain percentage spread or the LIBOR rate plus a certain percentage spread. The interest rate spread on the facility is based on certain financial ratios achieved by the Company and is recomputed quarterly. At December 31, 2000, the $92.0 million outstanding balance carried interest rates from 7.5% to 7.7%. The Third Amendment also extended the maturity date of the facility to May 31, 2003. The Third Amendment allows the facility to be extended annually by one year at the participating banks' option. The Third Amendment also requires the Company to meet certain financial and other covenants, including restrictions on the incurrence of indebtedness, the sale of assets, mergers and dividend payments.

         The secured mortgage note payable at December 31, 2000, bears interest at 10.5% and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $913,000 at December 31, 2000.

         The installment notes payable at December 31, 2000, bear interest at 8.6% and are payable in monthly installments, including interest, through October 2002. Installment notes payable of $232,000 are secured by an airplane with a depreciated cost of approximately $901,000 at December 31, 2000.

         The annual maturities of long-term debt as of December 31, 2000, are:
$136,000-2001; $125,000-2002; $92.0 million-2003; $19,000-2004; $16,000-2005;
and $129,000 thereafter.

         During the first quarter of 2001, the Company entered into interest rate swap agreements for a total notional amount of $70.0 million with a weighted average interest rate of 4.98%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. The swap agreements expire as follows: $50.0 million in December 2001, $10.0 million in January 2004 and $10.0 million in January 2006.

7.       LEASE COMMITMENTS

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

         On October 10, 2000, the Company entered into agreements providing for a five-year synthetic lease facility pursuant to which the lessor, at the Company's request, and upon certain conditions, will acquire or construct up to $25.0 million of properties and lease the properties to the Company. The Company will act as construction agent for the lessor for certain of the properties. A separate operating lease agreement will be entered into for each property upon acquisition or construction completion providing for a term ending upon the five-year anniversary of the master agreement. Monthly rental payments for each property lease will be based on the total costs advanced by the lessor for such property and a floating rate (based on the bank's prime rate minus a certain percentage spread or the LIBOR rate plus a certain percentage spread). At December 31, 2000, the monthly lease payment is based on a rate of 7.5% and the lessor's total accumulated cost was approximately $6.0 million. The lease facility requires the Company to meet certain financial and other covenants similar to the covenants and restrictions contained in the revolving credit facility. The costs accumulated by the lessor under the synthetic lease facility reduce the maximum borrowing capacity under the Company's revolving credit facility as described in Note 6 to the consolidated financial statements.

         Upon the expiration of the lease term, the Company may seek to renew the facility. Any renewal of the facility requires the lessor's consent. If the Company is unable to or chooses not to renew the facility, the Company has the option to sell the properties to third parties on behalf of the lessor, surrender the properties to the lessor or purchase the properties at their original cost. If the properties are sold by the Company to third parties for less than their aggregate original cost, the Company is obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall, not to exceed 85% of the aggregate original cost of the properties. To the extent the aggregate sales proceeds exceed the aggregate original cost of the properties, the lessor will remit to the Company such excess. If the Company surrenders the properties to the lessor, the Company is obligated, under its residual value guarantee, to pay the lessor an amount equal to 85% of the aggregate original cost of such properties (but if the lessor later sells such properties to third parties, the lessor must remit the sales proceeds to the Company to the extent the sale proceeds, plus the amount of the Company's residual value payment, exceeds the aggregate original cost of the properties). There can be no assurance that the Company will be able to renew the leases or sell the properties to third parties. Estimated future lease payments at December 31, 2000, including the residual value guarantee of approximately $5.1 million, are included in the operating lease commitment amounts in the table below.

         As of December 31, 2000, approximately $33.7 million net book value of the Company's property and equipment is under capitalized lease obligations. Interest rates on capitalized lease obligations range from 5.3% to 11.3%.

         Future minimum lease payments at December 31, 2000 are as follows:


                                                                    CAPITALIZED
                                                                     EQUIPMENT            OPERATING
                                                                      LEASES                LEASES
                                                                    -----------           ----------
                                                                             (IN THOUSANDS)
2001 .......................................................        $    9,113            $    6,290
2002 .......................................................             7,604                 6,218
2003 .......................................................             5,703                 6,057
2004 .......................................................             5,225                 5,732
2005 .......................................................             5,292                10,527
Thereafter .................................................             1,719                38,552
                                                                                          ----------
Total minimum rentals ......................................        $   34,656            $   73,376
                                                                                          ==========
Less amount representing interest ..........................            (4,854)

Net minimum lease payments .................................            29,802
Less current maturities ....................................            (7,438)
                                                                    ----------
Capitalized lease obligations, net of current portion ......        $   22,364
                                                                    ==========


         Rent expense for the fiscal years ending in December for operating leases is as follows:

                                                            FISCAL YEAR
                                                ------------------------------------
                                                  2000          1999          1998
                                                --------      --------      --------
                                                            (IN THOUSANDS)
Minimum rentals ........................        $  6,272      $  5,224      $  4,393
Contingent rentals .....................             614           656           614
                                                --------      --------      --------
                                                $  6,886      $  5,880      $  5,007
                                                ========      ========      ========

8.       INCOME TAXES

         The total income tax expense (benefit) for each respective year is as follows:

                                                                                    FISCAL YEAR
                                                                    -------------------------------------------
                                                                       2000            1999             1998
                                                                    ----------       ---------        ---------
                                                                                   (IN THOUSANDS)
Earnings before cumulative effect of
  accounting change.........................................        $   10,425       $   8,674        $   6,946
Tax effect of cumulative effect of
  accounting change ........................................                --            (726)              --
Shareholders' equity, tax benefit derived
  from non-statutory stock options
  exercised and unrealized loss on
  investment securities.....................................              (387)           (768)            (162)
                                                                    ----------       ---------        ---------
                                                                    $   10,038       $   7,180        $   6,784
                                                                    ==========       =========        =========

         Income tax expense related to earnings before cumulative effect of accounting change for each respective year is as follows:

                                                                            FISCAL YEAR
                                                            --------------------------------------------
                                                              2000              1999              1998
                                                            --------          --------          --------
                                                                           (IN THOUSANDS)
Current ..........................................          $  8,373          $  6,945          $  4,894

Deferred .........................................             2,052             1,729             2,052
                                                            --------          --------          --------
                                                            $ 10,425          $  8,674          $  6,946
                                                            ========          ========          ========

         Income tax expense (benefit) attributable to earnings differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings from operations as a result of the following:

                                                                            FISCAL YEAR
                                                            ------------------------------------------
                                                             2000              1999              1998
                                                            ------            ------            ------
                                                                          (IN THOUSANDS)
Federal statutory rate ...........................            35.0%             35.0%             35.0%

Increase (decrease) in taxes due to:
State income taxes, net of federal tax
  benefit ........................................             3.0               3.1               2.9
Utilization of tax credits .......................            (3.0)             (3.1)             (2.9)
                                                            ------            ------            ------
                                                              35.0%             35.0%             35.0%
                                                            ======            ======            ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

                                                                                                FISCAL YEAR
                                                                                --------------------------------------------
                                                                                  2000              1999              1998
                                                                                --------          --------          --------
                                                                                               (IN THOUSANDS)
Deferred tax assets:
Accrued expenses, principally due to accruals for
  workers' compensation, employee health and
  retirement benefits ................................................          $  1,684          $  1,433          $  1,333
Other ................................................................               219               204               240
                                                                                --------          --------          --------
  Total gross deferred tax assets ....................................             1,903             1,637             1,573
Deferred tax liabilities:
Property and equipment, principally due to
  differences in depreciation and capitalized
  lease amortization .................................................             9,005             6,742             4,859
Preopening costs, due to cost in excess of
  amortization .......................................................                --                --               726
Other ................................................................                37                --               135
                                                                                --------          --------          --------
  Total gross deferred tax liabilities ...............................             9,042             6,742             5,720
                                                                                --------          --------          --------
       Net deferred tax liability ....................................          $  7,139          $  5,105          $  4,147
                                                                                ========          ========          ========


         The net deferred tax liability (asset) at year-end is recorded as follows:

                                                                                       FISCAL YEAR
                                                                      ----------------------------------------------
                                                                        2000               1999               1998
                                                                      --------           --------           --------
                                                                                      (IN THOUSANDS)
Deferred income taxes, long-term liability                            $  8,431           $  6,243           $  4,290

Deferred income taxes, current asset                                    (1,292)            (1,138)              (143)
                                                                      --------           --------           --------
                                                                      $  7,139           $  5,105           $  4,147
                                                                      ========           ========           ========

         Based on the Company's history of taxable income and management's projections of future taxable income, the Company believes it is more likely than not that all of the deferred tax assets will be realized; thus, no valuation allowance is recorded.

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

         On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 750,000 shares of the Company's common stock. As of December 31, 2000, approximately 311,000 shares have been repurchased.

         The Company's charter authorizes 100,000 shares of preferred stock of which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 31, 2000, no preferred shares had been issued.

         On December 8, 2000, the Company's Board of Directors adopted a Shareholders' Rights Plan (the "Rights Plan") to protect the interests of the Company's shareholders if the Company is confronted with coercive or unfair takeover tactics by third parties. Pursuant to the Rights Plan, a dividend of one Right for each share of outstanding share of the Company's Common Stock was issued to shareholders of record on December 27, 2000. Under certain conditions, each Right may be exercised to purchase one-thousandth of a share of a new Series A Junior Preferred Stock at an exercise price of $80 per Right. Each Right will become exercisable following the tenth day after a person's or group's acquisition of, or commencement of a tender exchange offer for 18% or more of the Company's Common Stock. If a person or group acquires 18% or more of the Company's Common Stock, each right will entitle its holder (other than the person or group whose action has triggered the exercisability of the Rights) to purchase common stock of either O'Charley's Inc. or the acquiring company (depending on the form of the transaction) having a value of twice the exercise price of the Rights. The Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company's assets or earning power. The Rights may be redeemed prior to becoming exercisable, subject to approval by the Company's Board of Directors, for $0.001 per Right. The Rights expire on December 8, 2010. The Company has reserved 50,000 shares of Series A Junior Preferred Stock for issuance upon exercise of the Rights.

10.      EARNINGS PER SHARE

         The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share.

                                                                                      FISCAL YEAR
                                                                      --------------------------------------------
                                                                        2000              1999              1998
                                                                      --------          --------          --------
                                                                                     (IN THOUSANDS)
Weighted average shares outstanding -
   basic ...................................................            15,584            15,461            15,344
Incremental stock option shares outstanding.................               941             1,195             1,048
                                                                      --------          --------          --------
   Weighted average shares outstanding - diluted............            16,525            16,656            16,392
                                                                      ========          ========          ========

         During the first quarter of 2001, the Company issued options to purchase 313,100 shares of Common Stock at an exercise price of $17.813 per share. For the fiscal years 1998, 1999 and 2000, the number of anti-dilutive shares excluded from the weighted average shares calculation were approximately 230,300, 646,300 and 1,016,000, respectively.

11.      STOCK OPTION AND PURCHASE PLANS

         The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key employees, nonemployee directors and consultants of the Company. The Company has reserved 6,656,822 shares of common stock for issuance pursuant to these plans. Options are granted at 100% of the fair market value of common stock on the date of the grant, expire ten years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. The Company adopted the O'Charley's 2000 Stock Incentive Plan (the "2000 Plan") in May 2000. The Company has reserved 3,000,000 shares of common stock for issuance pursuant to the 2000 Plan. At December 31, 2000, options to purchase 194,050 shares of common stock had been granted under the 2000 Plan. Following adoption of the 2000 Plan, no additional options may be granted pursuant to previously adopted stock option plans. At December 31, 2000, options to purchase 3,656,822 shares of common stock were outstanding under those previously adopted plans. The Company applies APB Opinion No. 25 in accounting for its plan; and, accordingly, no compensation cost has been recognized.

         A summary of stock option activity during the past three years is as follows:

                                                                                       WEIGHTED-AVERAGE
                                                                  NUMBER OF SHARES      EXERCISE PRICE
                                                                  ----------------     ----------------

Balance at December 28, 1997 ...............................         2,851,911             $   6.08
  Granted ..................................................           463,700                12.14
  Exercised ................................................           (95,260)                4.11
  Forfeited ................................................           (71,425)                8.89
                                                                     ---------             --------
Balance at December 27, 1998 ...............................         3,148,926                 6.98
  Granted ..................................................           980,550                15.16
  Exercised ................................................          (328,438)                4.53
  Forfeited ................................................          (121,143)               12.33
                                                                     ---------             --------
Balance at December 26, 1999 ...............................         3,679,895                 9.21
  Granted ..................................................           544,400                12.50
  Exercised ................................................          (195,884)                5.69

  Forfeited ................................................          (177,539)               13.08
                                                                     ---------             --------
Balance at December 31, 2000 ...............................         3,850,872             $   9.67
                                                                     =========             ========


         The following table summarizes information about stock options outstanding at December 31, 2000.

                             OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
---------------------------------------------------------------------------        ---------------------------
                                               WEIGHTED-AVG.
                                                 REMAINING      WEIGHTED-                          WEIGHTED-
                                                CONTRACTUAL     AVERAGE                            AVERAGE
 EXERCISE PRICE                  NUMBER             LIFE     EXERCISE PRICE        NUMBER       EXERCISE PRICE
---------------                 -------        ------------- --------------        -------      --------------

  $1.00 to 4.99                 283,150          1.1 years       $ 3.04            283,150          $ 3.04
  $5.00 to 5.99                 989,352             2.8            5.61            977,128            5.61
  $6.00 to 7.99                 420,132             4.0            7.49            367,473            7.46
 $8.00 to 10.99                 430,588             5.6            8.92            310,917            8.78
$11.00 to 13.99                 766,200             8.2           12.20            181,267           12.31
$14.00 to 15.99                 961,450             8.3           15.06            241,833           15.00
---------------               ---------             ---          ------          ---------          ------
 $1.00 to 15.99               3,850,872             5.6          $ 9.67          2,361,768          $ 7.48
===============               =========             ===          ======          =========          ======

         At the end of 1998, 1999 and 2000, the number of options exercisable was approximately 2,003,000, 2,038,000 and 2,362,000, respectively, and the weighted average exercise price of those options was $5.57, $6.28 and $7.48, respectively.

         The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible employees of the Company to become shareholders in O'Charley's. The Company has reserved 675,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85% of the lower of 1) the closing market price per share of the Company's Common Stock on the last trading date of the plan period or 2) the average of the closing market price of the Company's Common Stock on the first and the last trading day of the plan period. Contributions of up to 15% of base salary are made by each participant through payroll deductions. As of December 31, 2000, 205,838 shares have been issued under this plan.

         If compensation cost for these plans had been determined consistent with FAS Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                                                         FISCAL YEAR
                                                                      --------------------------------------------------
                                                                         2000                1999                1998
                                                                      ----------           ---------          ----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net Earnings:
    As reported ............................................          $   19,360          $   14,761          $   12,900
    Pro forma, as adjusted under FAS 123 ...................              17,749              13,391              12,162
Basic Earnings Per common Share:
    As reported ............................................          $     1.24          $     0.95          $     0.84
    Pro forma, as adjusted under FAS 123 ...................                1.14                0.87                0.79
Diluted Earnings Per common Share:
    As reported ............................................          $     1.17          $     0.89          $     0.79
    Pro forma, as adjusted under FAS 123 ...................                1.07                0.80                0.74

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

                                                                                        FISCAL YEAR
                                                                      ------------------------------------------------
                                                                        2000                1999                1998
                                                                      --------            --------            --------
Risk-free investment interest ..............................               5.6%                6.4%                5.3%
Expected life in years .....................................               6.8                 7.0                 7.9
Expected volatility ........................................              50.8%               51.5%               52.7%
Fair value of options granted (per share) ..................          $   7.32            $   9.30            $   7.73

12. EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan. Under the Plan, employees can make contributions up to 15% of their annual compensation. The Company contributes annually to the Plan an amount equal to 50% of employee contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20% each year beginning after the employee's initial year of employment. Company contributions were approximately $276,000 in 1998, $356,000 in 1999, and $439,000 in 2000.

         The Company maintains a deferred compensation plan for a select group of management employees to provide supplemental retirement income benefits through deferrals of salary, bonus and deferral of contributions which cannot be made to the Company's 401(k) Plan due to Internal Revenue Code limitations. Participants in this Plan can contribute, on a pre-tax basis, up to 50% of their base pay and 100% of their bonuses. The Company contributes annually to this Plan an amount equal to a matching formula of each participant's deferrals. Company contributions were $143,000 in 1998, $205,000 in 1999 and $214,000 in 2000. The amount of the deferred compensation liability payable to the participants is recorded as "other liabilities" on the consolidated balance sheet.

13.      RELATED-PARTY TRANSACTIONS

         At the beginning of 2000, the Company leased the land and building of four of its restaurants from an entity that is owned by an officer and a principal shareholder of the Company. During 2000, the Company terminated one of the leases. The three remaining leases expire at various times through 2007, with options to renew for a term of 10 years. Also refer to Note 15.

         At the beginning of 1999, the Company leased three of its restaurants from an entity that is owned by certain directors, an officer and a principal shareholder of the Company. During 1999, the Company bought out one of the leases. During 2000, the Company purchased the remaining two leased properties at fair value.

         In the opinion of management and the Company's Board of Directors, all related-party transactions, including terms and amounts, are comparable to those that could be obtained from unaffiliated third parties.

         The aforementioned related-party transactions are reflected in the consolidated financial statements as follows:

                                                                                        FISCAL YEAR
                                                                      ---------------------------------------------
                                                                       2000                1999               1998
                                                                      ------              ------             ------
CONSOLIDATED STATEMENTS OF OPERATIONS                                                 (IN THOUSANDS)
  Restaurant operating costs:
     Rent expense ..........................................          $  448              $  599             $  765
     Contingent rentals ....................................             327                 410                386

14.      CONSOLIDATED STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information is as follows:

                                                                                         FISCAL YEAR
                                                                      ------------------------------------------------
                                                                         2000               1999                1998
                                                                      ---------           --------            --------
                                                                                        (IN THOUSANDS)
Cash paid for interest .....................................          $   7,727           $  4,075            $  2,771
Additions to capitalized lease obligations .................             10,871              9,787               7,852
Income taxes paid ..........................................             10,203              5,254               4,613

15.      COMMITMENTS AND CONTINGENCIES

         In November 2000, the Company was sued by Two Mile Partners in the circuit court for Montgomery County, Tennessee. Two Mile Partners is a Tennessee general partnership whose partners are David K. Wachtel, Jr., who owns 75% and is the managing partner of the partnership and is a former director and officer and a principal shareholder of the Company, and Gregory L. Burns, who owns 25% of the partnership and is the Company's Chairman of the Board and Chief Executive Officer. In the complaint, Two Mile Partners is seeking $1.5 million in damages, plus interest, attorneys' fees and costs as a result of the Company's alleged breach of a lease entered into in 1985 for a restaurant property owned by the partnership and located in Clarksville, Tennessee. Two Mile Partners alleges that the Company breached a continuous operation provision in the lease by vacating the property in July 2000 and opening another O'Charley's restaurant in Clarksville, Tennessee. The Company believes it terminated the lease in accordance with its terms. The Company is defending this case vigorously and cannot predict its outcome.

         The Company is also involved in various legal actions incidental to its business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's operating results, liquidity or financial position.

16.      SELECTED QUARTERLY DATA (UNAUDITED)

         Summarized quarterly financial data for each respective year is as follows:

                                                                             FIRST          SECOND         THIRD          FOURTH
                                                                            QUARTER        QUARTER        QUARTER        QUARTER
                                                                           (16 WEEKS)     (12 WEEKS)     (12 WEEKS)     (12 WEEKS)
                                                                           ----------     ----------     ----------     ----------
                                                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Year Ended December 31, 2000
  Revenues ...........................................................     $ 106,298       $ 85,411       $ 89,145       $ 96,408
  Income from operations .............................................        10,549          8,225          8,419         10,014
  Net earnings .......................................................         5,689          4,265          4,257          5,149
  Basic earnings per common share ....................................          0.37           0.27           0.27           0.33
  Diluted earnings per common share ..................................          0.35           0.26           0.26           0.31
Year Ended December 26, 1999
  Revenues ...........................................................     $  87,849       $ 70,225       $ 72,148       $ 71,983
  Income from operations .............................................         8,084          6,590          6,894          7,472
  Earnings before cumulative change in accounting principle ..........         4,470          3,629          3,821          4,190
  Net earnings .......................................................         3,122          3,629          3,821          4,190
  Basic earnings per common share
     Earnings before change in accounting principle ..................          0.29           0.24           0.25           0.27
     Net Earnings ....................................................          0.20           0.24           0.25           0.27
  Diluted earnings per common share
     Earnings before change in accounting principle ..................          0.27           0.22           0.23           0.25
     Net Earnings ....................................................          0.19           0.22           0.23           0.25

The fourth quarter of fiscal year 2000 had 13 weeks.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 10, 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 10, 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 10, 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 10, 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements: See Item 8

         2.       Financial Statement Schedules: Not Applicable

         3.       Management Contracts and Compensatory Plans and Arrangements

                  -        O'Charley's Inc. 1985 Stock Option Plan (included as
                           Exhibit 10.16)
                  - O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.17)
                  - First Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.18)
                  -        Second Amendment to O'Charley's Inc. 1990 Employee
                           Stock Plan (included as Exhibit 10.19)
                  -        Third Amendment to O'Charley's Inc. 1990 Employee
                           Stock Plan (included as Exhibit 10.20)
                  - Fourth Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.21)
                  - O'Charley's 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.22)
                  -        CHUX Ownership Plan, as amended (included as Exhibit
                           10.23)

                  -        O'Charley's 2000 Stock Incentive Plan (included as
                           Exhibit 10.24)
                  - Severance Compensation Agreement, dated February 16, 2000, by and between O'Charley's Inc. and Gregory L. Burns (included as Exhibit 10.25)
                  - Severance Compensation Agreement, dated as of March 4, 1998, by and between O'Charley's Inc. and A. Chad Fitzhugh (included as Exhibit 10.26)
                  - Severance Compensation Agreement, dated as of March 4, 1998, by and between O'Charley's Inc. and Steven
                           J. Hislop (included as Exhibit 10.27)
                  - Severance Compensation Agreement, dated as of March 4, 1998, by and between O'Charley's Inc. and William
                           E. Hall, Jr. (included as Exhibit 10.28)

         4.       Exhibits:

Exhibit
Number                             Description
-------                            ------------

3.1      --       Restated Charter of the Company (restated electronically for
                  SEC filing purposes only and incorporated by reference to
                  Exhibit 3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27,
                  2000)

3.2      --       Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 of the Company's Quarterly Report on
                  Form 10-Q for the quarter ended April 18, 1999)

4.1      --       Form of Certificate for the Common Stock (incorporated by
                  reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-1, Registration No. 33-35170)

4.2      --       Rights Agreement, dated December 8, 2000, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Current Report on
                  Form 8-K filed with the Securities and Exchange Commission on
                  December 27, 2000)

10.1     --       Lease dated May 1, 1987 between CWF Associates and CWF
                  Corporation and all amendments thereto for 2895 Richmond Road,
                  Lexington, KY 40509 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1,
                  Registration No. 33-35170)

10.2     --       Lease dated August 15, 1987 between CWF Associates and
                  O'Charley's Inc. and all amendments thereto for improvements located at 17 White Bridge Road, Nashville, TN (incorporated by reference to Exhibit 10.3 of the Company's Registration
                  Statement on Form S-1, Registration No. 33-35170)

10.3     --       Lease dated October 25, 1985 between Two Mile Partners and CWF
                  Corporation and all amendments thereto for 912 Two Mile
                  Parkway, Goodlettsville, TN (incorporated by reference to
                  Exhibit 10.5 of the Company's Registration Statement on Form
                  S-1, Registration No. 33-35170)

10.4     --       Lease dated December 30, 1985 between Two Mile Partners and
                  CWF Corporation for 644 N. Riverside Dr., Clarksville, TN
                  (incorporated by reference to Exhibit 10.6 of the Company's
                  Registration Statement on Form S-1, Registration No. 33-35170)

10.5     --       Lease dated September 9, 1985 between Two Mile Partners and
                  CWF Corporation for 1720 U.S. 31-W Bypass Building, Bowling
                  Green, KY (incorporated by reference to Exhibit 10.7 of the
                  Company's Registration Statement on Form S-1, Registration
                  No. 33-35170)

10.6     --       Lease dated December 26, 1986 between Two Mile Partners and
                  CWF Corporation for 1006 Memorial Blvd., Murfreesboro, TN
                  (incorporated by reference to Exhibit 10.8 of the Company's
                  Registration Statement on Form S-1, Registration No. 33-35170)

10.7     --       Lease Agreement dated as of December 30, 1990 between Two Mile
                  Partners, II and O'Charley's Inc. (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K
                  for the year ended December 30, 1990)

10.8     --       Amended and Restated Revolving Credit Agreement, dated as of
                  December 8, 1997, among O'Charley's Inc. and Mercantile Bank
                  National Association, Bank One, N.A., First Union National
                  Bank, NationsBank of Tennessee, N.A., as Co-Agent, and First
                  American National Bank, as Agent (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K
                  for the year ended December 28, 1997)

10.9     --       Assumption Agreement and Amendment to Amended and Restated
                  Revolving Credit Agreement, dated December 7, 1998, among
                  O'Charley's Inc., OCI, Inc., O'Charley's Sports Bar, Inc., Air
                  Travel Services, Inc., O'Charley's Management Company, Inc.,
                  DFI, Inc., O'Charley's Restaurant Properties, LLC, Mercantile
                  Bank National Association, Bank One, N.A., First Union
                  National Bank, NationsBank of Tennessee, N.A., as Co-Agent,
                  and First American National Bank, as Agent (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on
                  Form 10-K for the year ended December 27, 1998)

10.10    --       Assumption and Second Amendment to Amended and Restated
                  Revolving Credit Agreement, dated December 8, 1999, among
                  O'Charley's Inc., OCI, Inc., O'Charley's Sports Bar, Inc., Air
                  Travel Services, Inc., O'Charley's Management Company, Inc.,
                  DFI, Inc., O'Charley's Restaurant Properties, LLC, O'Charley's
                  Service Company, Inc., Mercantile Bank National Association,
                  First Union National Bank, Bank of America, N.A., as Co-Agent,
                  and First American National Bank, as Agent (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on
                  Form 10-K for the year ended December 26, 1999)

10.11    --       Third Amendment to Amended and Restated Revolving Credit
                  Agreement, dated January 31, 2000, by and among O'Charley's
                  Inc., OCI, Inc., O'Charley's Sports Bar, Inc., Air Travel
                  Services, Inc., O'Charley's Management Company, Inc., DFI,
                  INC., O'Charley's Restaurant Properties, LLC, O'Charley's
                  Service Company, Inc., Mercantile Bank, National Association,
                  First Union National Bank, SunTrust Bank, Bank of America,
                  N.A., as Co-Agent, and AmSouth Bank, as Agent (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 26, 1999)

10.12    --       Assumption and Fourth Amendment to Amended and Restated
                  Revolving Credit Agreement, dated October 10, 2000, by and among O'Charley's Inc., OCI, Inc., O'Charley's Sports Bar,
                  Inc., Air Travel Services, Inc., O'Charley's Management
                  Company, Inc., DFI, INC., O'Charley's Restaurant Properties,
                  LLC, O'Charley's Service Company, Inc., Stoney River Legendary
                  Management, L.P., Stoney River Management Company, Inc., First
                  Union National Bank, SunTrust Bank, Firstar Bank, N.A., Bank
                  of America, N.A., as Co-Agent, and AmSouth Bank, as Agent

10.13    --       Participation Agreement, dated as of October 10, 2000, among
                  O'Charley's Inc., as Lessee, First American Business Capital,
                  Inc., as Lessor, AmSouth Bank, as Agent, Bank of America,
                  Firstar Bank, N.A., First Union National Bank and SunTrust
                  Bank

10.14    --       Lease, dated as of October 10, 2000, by and between First
                  American Business Capital, Inc., as Lessor, and O'Charley's
                  Inc., as Lessee

10.15    --       Lease, dated October 10, 2000, by and between First American
                  Business Capital, Inc., as Lessor, and O'Charley's Inc., as
                  Lessee

10.16    --       O'Charley's Inc. 1985 Stock Option Plan (incorporated by
                  reference to Exhibit 10.27 of the Company's Registration
                  Statement on Form S-1, Registration No. 33-35170)

10.17    --       O'Charley's Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.26 of the Company's Registration
                  Statement on Form S-1, Registration No. 33-35170)

10.18    --       First Amendment to O'Charley's Inc. 1990 Employee Stock Plan
                  (incorporated by reference to Exhibit 10.24 of the Company's
                  Annual Report on Form 10-K for the year ended December 29,
                  1991)

10.19    --       Second Amendment to O'Charley's Inc. 1990 Employee Stock Plan
                  (incorporated by reference to Exhibit 10.23 of the Company's
                  Annual Report on Form 10-K for the year ended December 26,
                  1993)

10.20    --       Third Amendment to O'Charley's Inc. 1990 Employee Stock Plan
                  (incorporated by reference to Exhibit 10.14 of the Company's
                  Annual Report on Form 10-K for the year ended December 27,
                  1998)

10.21    --       Fourth Amendment to O'Charley's Inc. 1990 Employee Stock Plan
                  (incorporated by reference to Exhibit 10.1 of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended October 1,
                  2000)

10.22    --       O'Charley's Inc. 1991 Stock Option Plan for Outside Directors,
                  as amended (incorporated by reference to Exhibit 10.2 of the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  October 1, 2000)

10.23    --       CHUX Ownership Plan, as amended (incorporated by reference to
                  Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q
                  for the quarter ended July 9, 2000)

10.24    --       O'Charley's 2000 Stock Incentive Plan (incorporated by
                  reference to Exhibit 10.1 of the Company's Quarterly Report on
                  Form 10-Q for the quarter ended July 9, 2000)

10.25    --       Severance Compensation Agreement, dated February 16, 2000, by and between O'Charley's Inc. and Gregory L. Burns
                  (incorporated by reference to the Company's Annual Report on
                  Form 10-K for the year ended December 26, 1999)

10.26    --       Severance Compensation Agreement, dated March 4, 1998, by and between O'Charley's Inc. and A. Chad Fitzhugh (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on
                  Form 10-K for the year ended December 28, 1997)

10.27    --       Severance Compensation Agreement, dated March 4, 1998, by and between O'Charley's Inc. and Steven J. Hislop (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on
                  Form 10-K for the year ended December 28, 1997)

10.28    --       Severance Compensation Agreement, dated August 30, 2000, by and between O'Charley's Inc. and William E. Hall, Jr.
                  (incorporated by reference to Exhibit 10.3 of the Company's
                  Quarterly Report on Form 10-Q for the quarter ended October 1,
                  2000)

21       --       Subsidiaries of the Company

23       --       Consent of KPMG LLP

(b) On December 27, 2000, the Company filed a Current Report on Form 8-K to report pursuant to Item 5 that the Company had adopted a shareholder rights plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee.

                                       O'CHARLEY'S INC.



Date: March 20, 2001                   By: /s/ Gregory L. Burns
                                          -------------------------------------
                                          Gregory L. Burns
                                          Chief Executive Officer and Chairman
                                          of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                Signature                                       Title                                     Date



/s/ Gregory L. Burns                             Chief Executive Officer and Chairman of            March 20, 2001
--------------------------------------------     the Board (Principal Executive Officer)
(Gregory L. Burns)



/s/ Steven J. Hislop                             President, Chief Operating Officer and             March 20, 2001
--------------------------------------------     Director
(Steven J. Hislop)



/s/ A. Chad Fitzhugh                             Chief Financial Officer, Secretary, and            March 20, 2001
--------------------------------------------     Treasurer (Principal Financial and
(A. Chad Fitzhugh)                               Accounting Officer)



/s/ John W. Stokes, Jr.                          Director                                           March 20, 2001
--------------------------------------------
(John W. Stokes, Jr.)



/s/ Richard Reiss, Jr.                           Director                                           March 20, 2001
--------------------------------------------
(Richard Reiss, Jr.)



/s/ G. Nicholas Spiva                            Director                                           March 20, 2001
--------------------------------------------
(G. Nicholas Spiva)



/s/ H. Steve Tidwell                             Director                                           March 20, 2001
--------------------------------------------
(H. Steve Tidwell)



/s/ Samuel H. Howard                             Director                                           March 20, 2001
--------------------------------------------
(Samuel H. Howard)



/s/ Shirley A. Zeitlin                           Director                                           March 20, 2001
--------------------------------------------
(Shirley A. Zeitlin)



/s/ Robert J. Walker                             Director                                           March 20, 2001
--------------------------------------------
(Robert J. Walker)