Form 10-Q
period 2001-04-22
O CHARLEYS INC
filed 2001-06-06
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 22, 2001

                         Commission file number O-18629
                                    --------

                                O'Charley's Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)

             Tennessee                                       62-1192475
----------------------------------------                 -----------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

 3038 Sidco Drive, Nashville, Tennessee                      37204
---------------------------------------                      ------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                          Outstanding as of May 31, 2001
             -----                          ------------------------------

   Common Stock, no par value                      18,408,107 shares

                                O'Charley's Inc.

                                    Form 10-Q

                      For the Quarter Ended April 22, 2001

                                     Index

                                                                          Page No.
                                                                          --------

Part I -  Financial Statements

     Item 1. Financial statements:
             Balance sheets as of April 22, 2001 and
               December 31, 2000                                              3

             Statements of earnings for the sixteen weeks
             ended April 22, 2001 and April 16, 2000                          4

             Statements of cash flows for the sixteen weeks
               ended April 22, 2001 and April 16, 2000                        5

             Notes to unaudited financial statements                          6

     Item 2. Management's discussion and analysis of
                 financial condition and results of operations                8

     Item 3. Quantitative and qualitative disclosures about market risk      15

Part II - Other Information

     Item 1. Legal Proceedings                                               16

     Item 6. Exhibits and reports on Form 8-K                                16

Signatures                                                                   17

                                      O'Charley's Inc.
                                  Balance Sheets (Unaudited)

                                   (dollars in thousands)

                                                                      April 22,          December 31,
                                                                         2001                2000
                                                                      ----------         ------------

                          Assets

Current Assets:
   Cash and cash equivalents                                          $    1,991          $    2,552
   Accounts receivable                                                     4,242               3,636
   Inventories                                                            18,254              12,605
   Deferred income taxes                                                   1,292               1,292
   Other current assets                                                    2,379               1,393
                                                                      ----------          ----------
        Total current assets                                              28,158              21,478

Property and Equipment, net                                              291,739             274,271

Other Assets                                                              14,887              15,269
                                                                      ----------          ----------

                                                                      $  334,784          $  311,018
                                                                      ==========          ==========

        Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                                   $   12,014          $   12,639
   Accrued payroll and related expenses                                    8,725               7,780
   Accrued expenses                                                        7,616               9,552
   Federal, state and local taxes                                          4,338               4,118
   Current portion of long-term debt and capitalized leases                7,190               7,574
                                                                      ----------          ----------
        Total current liabilities                                         39,883              41,663

Deferred Income Taxes                                                      8,336               8,431

Other Liabilities                                                          2,993               2,764

Long-Term Debt                                                            68,363              92,306

Capitalized Lease Obligations                                             20,405              22,364

Shareholders' Equity:
   Common stock - No par value; authorized, 50,000,000
     shares; issued and outstanding, 18,352,154 in 2001
     and 15,703,600 in 2000                                              111,962              67,207
   Accumulated other comprehensive loss, net of tax                         (399)               (220)
   Retained earnings                                                      83,241              76,503
                                                                      ----------          ----------
                                                                         194,804             143,490
                                                                      ----------          ----------
                                                                      $  334,784          $  311,018
                                                                      ==========          ==========

                       See notes to financial statements.

                                O'Charley's Inc.
                       Statements of Earnings (unaudited)
              Sixteen Weeks Ended April 22, 2001 and April 16, 2000

                                                                    2001                2000
                                                                 ----------          ----------
                                                             (in thousands, except per share data)

Revenues:
  Restaurant sales                                               $  128,916          $  105,204
  Commissary sales                                                    1,168               1,094
                                                                 ----------          ----------
                                                                    130,084             106,298

Costs and Expenses:
  Cost of restaurant sales:
     Cost of food, beverage and supplies                             41,072              33,920
     Payroll and benefits                                            40,642              32,281
     Restaurant operating costs                                      17,949              14,875
  Cost of commissary sales                                            1,095               1,022
  Advertising, general and administrative expenses                    8,135               7,085
  Depreciation and amortization                                       6,303               4,955
  Preopening costs                                                    2,117               1,611
                                                                 ----------          ----------
                                                                    117,313              95,749
                                                                 ----------          ----------
Income from Operations                                               12,771              10,549

Other (Income) Expense:
  Interest expense, net                                               2,454               1,782
  Other, net                                                             (9)                 14
                                                                 ----------          ----------
                                                                      2,445               1,796
                                                                 ----------          ----------

Earnings Before Income Taxes                                         10,326               8,753

Income Taxes                                                          3,588               3,064
                                                                 ----------          ----------

Net Earnings                                                     $    6,738          $    5,689
                                                                 ==========          ==========

Basic Earnings per Share:
  Earnings per Common Share                                      $     0.42          $     0.37
                                                                 ==========          ==========

  Weighted Average Common Shares Outstanding                         16,117              15,496
                                                                 ==========          ==========

Diluted Earnings per Share:
  Earnings per Common Share                                      $     0.39          $     0.35
                                                                 ==========          ==========

  Weighted Average Common Shares Outstanding                         17,363              16,318
                                                                 ==========          ==========

                       See notes to financial statements.

                                O'Charley's Inc.
                      Statements of Cash Flows (Unaudited)
              Sixteen Weeks Ended April 22, 2001 and April 16, 2000

                                                                        2001              2000
                                                                      --------          --------
                                                                            (in thousands)

Cash Flows from Operating Activities:
   Net earnings                                                       $  6,738          $  5,689
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                    6,303             4,955
        Amortization of debt issuance costs                                 56                46
        Provision for deferred income taxes                                (95)               95
        Loss on the sale and write-down of assets                           96                10
   Changes in assets and liabilities:
      Accounts receivable                                                 (606)             (635)
      Inventories                                                       (5,649)           (7,087)
      Other current assets                                                (986)             (420)
      Accounts payable                                                    (625)             (133)
      Accrued payroll and other accrued expenses                          (771)            3,113
   Tax benefit derived from exercise of stock options                      742                --
                                                                      --------          --------
           Net cash provided by operating activities                     5,203             5,633

Cash Flows from Investing Activities:
   Additions to property and equipment                                 (24,228)          (19,367)
   Proceeds from the sale of assets                                        649               291
   Other, net                                                               88              (331)
                                                                      --------          --------
           Net cash used by investing activities                       (23,491)          (19,407)

Cash Flows from Financing Activities:
   Proceeds from long-term debt                                         32,406            26,208
   Payments on long-term debt and capitalized
      lease obligations                                                (58,692)          (14,282)
   Net proceeds from sale of common stock                               41,744                --
   Exercise of employee incentive stock options                          2,269               665
   Repurchase of common stock                                               --              (584)
                                                                      --------          --------
           Net cash provided by financing activities                    17,727            12,007
                                                                      --------          --------

Decrease in Cash                                                          (561)           (1,767)

Cash at Beginning of the Period                                          2,552             3,178
                                                                      --------          --------

Cash at End of the Period                                             $  1,991          $  1,411
                                                                      ========          ========

Cash paid during the period for:

   Interest                                                           $  2,674          $  2,178
                                                                      ========          ========

   Income taxes                                                       $  2,339          $  1,484
                                                                      ========          ========


                       See notes to financial statements.

                                O'Charley's Inc.
                     Notes To Unaudited Financial Statements
              Sixteen Weeks Ended April 22, 2001 and April 16, 2000

A. Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company's fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each. Fiscal 2001 will consist of fifty-two weeks compared to fifty-three weeks in 2000 with the fourth quarter consisting of twelve weeks compared to thirteen weeks in the fourth quarter of 2000.

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

         These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

B. Earnings Per Common Share

         Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of options outstanding.

         On April 11, 2001, the Company completed an offering of 2.3 million shares of no par value common stock at $19.50 per share. The total net proceeds were approximately $41.7 million and were used to reduce borrowings under the Company's revolving credit facility.

         Following is a reconciliation of the Company's basic and diluted earnings per share in accordance with FAS 128.

                                                                 Sixteen            Sixteen
(In thousands,                                                 weeks ended        weeks ended
except per share data)                                        April 22, 2001    April 16, 2000
----------------------                                        --------------    --------------

Net Earnings                                                     $  6,738          $  5,689
                                                                 --------          --------

Basic Earnings Per Share:
    Weighted average shares outstanding                            16,117            15,496
                                                                 --------          --------

    Basic earnings per share                                     $   0.42          $   0.37
                                                                 --------          --------

Diluted Earnings Per Share:
    Weighted average shares outstanding                            16,117            15,496
    Incremental stock option shares outstanding                     1,246               822
                                                                 --------          --------
    Weighted average diluted shares outstanding                    17,363            16,318
                                                                 --------          --------

    Diluted earnings per share                                   $   0.39          $   0.35
                                                                 --------          --------

There were no options excluded from the 2001 sixteen week diluted weighted average shares calculation. Options for approximately 1,286,000 shares were excluded from the 2000 sixteen week diluted weighted average shares calculation due to these shares being anti-dilutive.

C. New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, requires recognition of the fair value of all derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives), on the balance sheet and establishes new accounting rules for hedging activities. The Company was required to adopt FAS 133, as amended, on January 1, 2001. At January 1, 2001, the Company held no derivative financial instruments; thus, upon the initial adoption of the standard, there were no transition amounts recorded.

         At April 22, 2001, the Company's derivative financial instruments consist of interest rate swaps with a combined notional amount of $70 million that effectively convert an equal portion of its debt from a floating rate to a fixed rate. The Company's purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates. The fair value of the Company's derivative financial instruments is a liability of $437,000, which is included in other liabilities on the balance sheet. The fair value adjustment resulted in the recognition of unrealized losses of $285,000, net of related income taxes of $152,000 in accumulated other comprehensive loss.

D. Comprehensive Income

         Comprehensive income (loss) consists of net earnings and other comprehensive income attributable to unrealized gains and losses on derivative financial instruments and unrealized gains and losses on available for sale securities. Other comprehensive loss, net of tax, for the first quarter of 2001 was $179,000. The other comprehensive loss is comprised of unrealized loss on derivative financial instruments of $285,000, net of tax, and a realized loss from an other than temporary decline in fair value of investments available for sale of $106,000, net of tax. Other comprehensive gain, net of tax, for the first quarter of 2000 was $176,000.

E.  Litigation

         In November 2000, the Company was sued by Two Mile Partners in the circuit court for Montgomery County, Tennessee. Two Mile Partners is a Tennessee general partnership whose partners are David K. Wachtel, Jr., who owns 75% and is the managing partner of the partnership and is a former director and officer and a principal shareholder of the Company, and Gregory L. Burns, who owns 25% of the partnership and is the Company's Chairman of the Board and Chief Executive Officer. In the complaint, Two Mile Partners is seeking $1.5 million in damages, plus interest, attorneys' fees and costs as a result of the Company's alleged breach of a lease entered into in 1985 for a restaurant property owned by the partnership and located in Clarksville, Tennessee. Two Mile Partners alleges that the Company breached a continuous operation provision in the lease by vacating the property in July 2000 and opening another O'Charley's restaurant in Clarksville, Tennessee. On May 24, 2001, the court granted a motion for summary judgment filed by Two Mile Partners seeking to invalidate an amendment to the lease which granted the Company the right to terminate the lease. The court held that the amendment to the lease was executed by the parties without consideration and that the amendment is void and unenforceable. The Company believes the amendment to the lease is enforceable and that it terminated the lease in accordance with its terms and intends to seek an interlocutory appeal from the court's order. The right to seek an interlocutory appeal is discretionary on the trial court and the court of appeals. In the event either court determines not to grant the Company the right to seek the appeal or in the event the right to appeal is granted but the Company does not prevail, the parties will proceed to a trial to determine the amount of damages owed by the Company. After any such trial, the Company will have the right to appeal any issues determined on summary judgment or at the trial. The Company intends to continue to defend this case vigorously and cannot predict its outcome.

Item 2.           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations
              Sixteen Weeks Ended April 22, 2001 and April 16, 2000

RESULTS OF OPERATIONS

GENERAL

At April 22, 2001, we operated 147 O'Charley's restaurants in Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia and two Stoney River restaurants in suburban Atlanta. O'Charley's are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value-oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment.

We operate a commissary for the primary purpose of providing our restaurants with consistent quality food products that meet our specifications while obtaining lower prices for those items through volume purchasing. A substantial majority of the food products served in our restaurants are distributed to the restaurants by the commissary. In addition to purchasing food and other non-food products, the commissary manufactures certain proprietary products and ages and cuts red meat into steaks in its USDA-approved and inspected facility. The commissary's profits resulting from sales to company restaurants are consolidated into the cost of food, beverage and supplies line item in our financial statements.

The following table reflects changes in the number of O'Charley's restaurants we operated during the first quarter of 2001 and 2000.

         Restaurants                                           2001       2000
         -----------                                           ----       ----
         In operation, beginning of period                      138        117
         Restaurants opened                                       9          8
                                                               ----       ----
         In operation, end of period                            147        125
                                                               ----       ----

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

We are conducting a feasibility study on franchising our O'Charley's restaurant concept and expect to have the preliminary results of that study later this year. We could incur substantial additional expenses if we elect to establish franchising operations. As it is unlikely that we would receive any significant revenues from franchising during the start-up phase of those operations, the establishment of franchising operations could have a material adverse effect on our operating results until such time, if ever, as those operations begin to generate revenues in excess of their related expenses.

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

RESTAURANT OPERATING COSTS includes occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization. Rent, supervisory salaries, bonuses, management training salaries, general liability and property insurance, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category. In October 2000, we entered into agreements providing for a five-year synthetic lease facility pursuant to which the lessor has agreed to acquire and finance construction of up to $25.0 million of properties and lease the properties to us. We are also evaluating a possible sale and leaseback facility pursuant to which the lessor would acquire certain of our restaurant properties and then lease those properties to us. To the extent that proceeds from any sale and leaseback transaction are used to repay indebtedness under our revolving credit facility, this would reduce our interest expense. We would incur additional rent expense, however, which would increase our restaurant operating costs and decrease our restaurant operating income.

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

PREOPENING COSTS includes operating costs and expenses incurred prior to a new restaurant opening. The amount of preopening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our preopening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur average preopening costs of approximately $220,000 for each new O'Charley's restaurant. We anticipate higher average preopening costs for each Stoney River restaurant we open.

The following section should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for first quarter of 2001 and 2000 as a percentage of total revenues unless otherwise indicated. The first quarter of 2001 and 2000 were each comprised of 16 weeks.

                                                                              First Quarter
                                                                          ----------------------
                                                                           2001            2000
                                                                          ------          ------

         REVENUES:
             Restaurant sales                                               99.1%           99.0%
             Commissary sales                                                0.9%            1.0%
                                                                          ------          ------
                                                                           100.0%          100.0%
         COSTS AND EXPENSES:
             Cost of restaurant sales:(1)
                 Cost of food, beverage and supplies                        31.9%           32.3%
                 Payroll and benefits                                       31.5%           30.7%
                 Restaurant operating costs                                 13.9%           14.1%
                                                                          ------          ------
                                                                            77.3%           77.1%
                                                                          ------          ------
             Restaurant operating margin(2)                                 22.7%           22.9%

             Cost of commissary sales(3)                                    93.8%           93.4%
             Advertising, general and administrative expenses                6.3%            6.7%
             Depreciation and amortization                                   4.8%            4.7%
             Preopening costs                                                1.6%            1.5%
                                                                          ------          ------

         INCOME FROM OPERATIONS                                              9.8%            9.9%

         OTHER (INCOME) EXPENSE:
             Interest expense, net                                           1.9%            1.7%
             Other, net                                                      0.0%            0.0%
                                                                          ------          ------

         EARNINGS BEFORE INCOME TAXES                                        7.9%            8.2%

         INCOME TAXES                                                        2.8%            2.9%
                                                                          ------          ------

         NET EARNINGS                                                        5.2%            5.4%
                                                                          ======          ======

         (1)      As a percentage of restaurant sales.
         (2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.
         (3)      As a percentage of commissary sales.

FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

TOTAL REVENUES in 2001 increased $23.8 million, or 22.4%, to $130.1 million from $106.3 million in 2000 primarily as a result of an increase in restaurant sales of $23.7 million, or 22.5%. The increase in restaurant sales was attributable to 22 new restaurants, an increase in same store sales of 2.5% and the inclusion of Stoney River restaurant sales. In January 2001, we increased menu prices by approximately 2.0%. While same store sales during the first quarter increased by 2.5%, same store sales during the last three weeks of the first quarter and in the second quarter have been affected by the slowing United States economy and the uncertainty created by recent consumer confidence and employment statistics.

COST OF FOOD, BEVERAGE AND SUPPLIES in 2001 increased $7.2 million, or 21.1%, to $41.1 million from $33.9 million in 2000. As a percentage of restaurant sales, cost of food, beverage and supplies decreased to 31.9% in 2001 from 32.3% in 2000. We attribute this lower food cost percentage primarily to three factors: a menu price increase in January 2001, which increased the average check; a decrease in the cost of several food items; and improved purchasing and operating efficiencies in our restaurants and commissary. These improvements were partially offset by an increase in red meat and poultry costs and the inclusion of Stoney River restaurants, which we acquired in May 2000 and have a higher cost of food, beverage and supplies as a percentage of sales. We anticipate increases in red meat costs for the remainder of 2001 as well as an increase in baby back rib costs for the second quarter of 2001 due to a temporary ban on the importing of Danish baby back ribs, which was lifted in May 2001. There can be no assurance that events outside our control will not result in increased food costs.

PAYROLL AND BENEFITS increased $8.3 million, or 25.9%, to $40.6 million in 2001 from $32.3 million in 2000. Payroll and benefits as a percentage of restaurant sales increased to 31.5% in 2001 from 30.7% in 2000. The increase was attributable to increasing employee benefit costs including health insurance and workers compensation insurance and increasing wage rates and salaries for restaurant support staff and management in 2001. Our markets generally have low unemployment rates and we compete with other restaurants for employees. We anticipate continued wage rate increases and higher employee benefit costs for the remainder of 2001.

RESTAURANT OPERATING COSTS in 2001 increased $3.1 million, or 20.7%, to $17.9 million from $14.9 million in 2000. Restaurant operating costs, as a percentage of sales, decreased to 13.9% in 2001 from 14.1% in 2000. The decrease was attributable to a reduction in supervisory expenses, primarily bonus expense, and improvements in certain store level operating costs as a percentage of sales. These improvements were offset by higher utility costs, primarily natural gas, resulting from an increase in natural gas prices. We anticipate continued increases in utility costs for the remainder of 2001.

RESTAURANT OPERATING INCOME increased $5.1 million, or 21.2%, to $29.3 million in 2001 from $24.1 million in 2000. Restaurant operating margin, which reflects restaurant operating income expressed as a percentage of restaurant sales, decreased to 22.7% in 2001 from 22.9% in 2000.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES increased $1.1 million, or 14.8%, to $8.1 million in 2001 from $7.1 million in 2000. As a percentage of total revenue, advertising, general and administrative expenses decreased to 6.3% in 2001 from 6.7% in 2000. Advertising expenditures increased 22.1% to $3.5 million in 2001 from $2.8 million in 2000 and, as a percentage of total restaurant sales, remained at 2.7% in 2001. We introduced a new media campaign in May 2001, and anticipate that we may experience higher advertising expenditures, as a percentage of restaurant sales, during the remainder of 2001. General and administrative expenses increased 10.0% to $4.7 million in 2001 from $4.2 million in 2000, and as a percentage of total sales, decreased to 3.6% in 2001 from 4.0% in 2000. The decrease in general and administrative resulted primarily from decreases in bonus and legal expenses.

DEPRECIATION AND AMORTIZATION in 2001 increased $1.3 million, or 27.2%, to $6.3 million from $5.0 million in 2000. As a percentage of total revenue, depreciation and amortization increased to 4.8% in 2001 from 4.7% in 2000. The increase in depreciation expense is primarily attributable to the growth in the number of new restaurants, capital expenditures for improvements to existing restaurants and the amortization of goodwill associated with the acquisition of the Stoney River Legendary Steaks concept.

PREOPENING COSTS increased 31.4% in 2001 to $2.1 million from $1.6 million in 2000. As a percentage of total revenue, preopening costs increased to 1.6% in 2001 from 1.5% in 2000.

INCOME FROM OPERATIONS increased $2.2 million, or 21.1%, to $12.8 million in 2001 from $10.5 million in 2000.

INTEREST EXPENSE, net increased $672,000 in 2001 to $2.5 million from $1.8 million in 2000. The increase is primarily related to the increased borrowings under our revolving line of credit due to the addition of new restaurants and the acquisition of the Stoney River Legendary Steaks concept. The increase in borrowings was partially offset by a decrease in interest rates. On April 11, 2001, we completed an offering of 2.3 million shares of our common stock. The total net proceeds were approximately $41.7 million and were used to reduce borrowings under our revolver. As a result, we anticipate a reduction in interest expense in comparison to 2000 for the remainder of 2001.

EARNINGS before income taxes for 2001 increased $1.6 million, or 18.0%, to $10.3 million from $8.8 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our revolving credit facility and capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants.

Cash provided by operations was $5.1 million in the first quarter 2001, compared to $5.6 million in the first quarter 2000. Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions. At April 22, 2001, the working capital deficiency was $11.7 million and the current ratio, which we define as current assets divided by current liabilities, was 0.7 to 1. The total net decrease in cash was $561,000 in the first quarter 2001.

On April 11, 2001, we completed an offering of 2.3 million shares of our common stock at $19.50 per share. The total net proceeds were approximately $41.7 million and were used to reduce borrowings under our revolving credit facility.

Net payments under our revolving credit facility in the first quarter of 2001 were $23.9 million which reduced the amount outstanding under our revolving credit facility from $92.0 million at December 31, 2000 to $68.1 million at April 22, 2001. The average interest rate on amounts outstanding under the revolver at April 22, 2001 was 5.8%. Our revolving credit facility provides for a maximum borrowing capacity of $135.0 million; however, the maximum borrowing capacity under our revolving credit facility is reduced by amounts financed under our synthetic lease facility described below. Our revolving credit facility matures on May 31, 2003. Our revolving credit facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, sales of assets, mergers and the payment of dividends.

As of April 22, 2001, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $70.0 million of our outstanding debt at a weighted-average interest rate of 4.98%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. The swap agreements expire as follows: $50.0 million in December 2001, $10.0 million in January 2004 and $10.0 million in January 2006.

On October 10, 2000, we entered into agreements providing for a five-year synthetic lease facility pursuant to which the lessor has agreed to acquire or construct up to $25.0 million of properties and lease the properties to us. The terms of the facility provide for a separate operating lease agreement to be entered into for each property upon completion of acquisition or construction, each with a lease term ending October 10, 2005. Monthly rental payments for each property lease are based on the total costs advanced by the lessor to acquire or construct such property, and the amount of those payments varies based upon the floating interest rate in effect from time to time under our revolving credit facility. At April 22, 2001, the monthly lease payment for these properties was based on an interest rate of 5.9%, and the lessor's total accumulated cost of properties acquired under the facility was approximately $6.0 million. The lease facility requires us to meet certain financial and other covenants similar to the covenants and restrictions contained in our revolving credit facility. The acquisition and construction costs paid by the lessor under the synthetic lease facility reduce the maximum borrowing capacity under our $135.0 million revolving credit facility as described above.

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

Property and equipment expenditures were $24.2 million in the first quarter of 2001. These additions were made primarily for nine new O'Charley's restaurants opened during the quarter, restaurants under construction at April 22, 2001, expansion of the Stoney River concept and improvements to existing restaurants.

In the first quarter 2001, we repaid $2.3 million in principal on our capitalized lease obligations. Through the first quarter 2001, we have not financed any additional restaurant equipment through capitalized lease obligations.

On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 750,000 shares of our outstanding common stock. As of December 31, 2000, approximately 311,000 shares, or 1.7% of our outstanding stock, had been repurchased. No shares have been repurchased to date in 2001; however, we continually evaluate the best uses of our capital and may repurchase additional shares in the future.

Our capital budget includes approximately $44.0 million to $48.0 million in capital expenditures for the remainder of 2001. These expenditures are for the planned 15 to 16 new O'Charley's restaurants, improvements to existing O'Charley's restaurants and expansion of the Stoney River concept, including one Stoney River restaurant opened during the second quarter of 2001 and one Stoney River restaurant currently under development. As of April 22, 2001, we had thirteen O'Charley's restaurants under construction; six to seven of which are expected to open during the second quarter of 2001. There can be no assurance that actual capital expenditures for the remainder of 2001 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites. We expect to finance these capital expenditures with operating cash flows, borrowings under our revolving credit facility and capitalized lease obligations. We intend to continue financing the furniture, fixtures and equipment for our new restaurants primarily with capitalized lease obligations and to finance the acquisition and construction of certain properties with our synthetic lease facility.

We are currently evaluating a possible sale and leaseback facility pursuant to which we would sell some of the 91 restaurant properties at which we currently own the land and building and then lease those properties from the buyer. We currently anticipate that proceeds from the sale would be used primarily to repay indebtedness under our revolving credit facility. We cannot assure you that we will enter into a sale and leaseback facility or, if we do so, the number of restaurant properties that we may sell or the terms of the leases pursuant to which we lease properties from the buyer.

We believe that available cash, cash generated from operations and borrowings under our revolving credit facility and capitalized lease obligations will be sufficient to finance our operations and expected capital outlays for at least the next twelve months. Our growth strategy includes possible acquisitions or strategic joint ventures. Any acquisitions, joint ventures or other growth opportunities may require additional external financing, and we may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurances that such sources of financing will be available to us.

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly coworkers. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Utility costs increased significantly during the first quarter 2001 which had a material impact on our restaurant operating costs in the first quarter 2001. We anticipate continued utility rate increases for the remainder of 2001, which could adversely affect our results of operations. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

NOTE REGARDING FORWARD LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Forward-Looking Statements/Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company's fixed-rate debt consists primarily of capitalized lease obligations and our variable-rate debt consists primarily of our revolving credit facility. In addition, lease payments under our synthetic lease facility are and will continue to be at variable rates based upon prevailing interest rates.

As an additional method of managing our interest rate exposure on our revolving credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At April 22, 2001, we have in effect $70.0 million in swaps at an average fixed rate of 4.98%, $50.0 million of which mature in December 2001, $10.0 million of which mature in January 2004 and $10.0 million of which mature in January 2006.

                           PART II - OTHER INFORMATION

Item 1. Litigation

         In November 2000, the Company was sued by Two Mile Partners in the circuit court for Montgomery County, Tennessee. Two Mile Partners is a Tennessee general partnership whose partners are David K. Wachtel, Jr., who owns 75% and is the managing partner of the partnership and is a former director and officer and a principal shareholder of the Company, and Gregory L. Burns, who owns 25% of the partnership and is the Company's Chairman of the Board and Chief Executive Officer. In the complaint, Two Mile Partners is seeking $1.5 million in damages, plus interest, attorneys' fees and costs as a result of the Company's alleged breach of a lease entered into in 1985 for a restaurant property owned by the partnership and located in Clarksville, Tennessee. Two Mile Partners alleges that the Company breached a continuous operation provision in the lease by vacating the property in July 2000 and opening another O'Charley's restaurant in Clarksville, Tennessee. On May 24, 2001, the court granted a motion for summary judgment filed by Two Mile Partners seeking to invalidate an amendment to the lease which granted the Company the right to terminate the lease. The court held that the amendment to the lease was executed by the parties without consideration and that the amendment is void and unenforceable. The Company believes the amendment to the lease is enforceable and that it terminated the lease in accordance with its terms and intends to seek an interlocutory appeal from the court's order. The right to seek an interlocutory appeal is discretionary on the trial court and the court of appeals. In the event either court determines not to grant the Company the right to seek the appeal or in the event the right to appeal is granted but the Company does not prevail, the parties will proceed to a trial to determine the amount of damages owed by the Company. After any such trial, the Company will have the right to appeal any issues determined on summary judgment or at the trial. The Company intends to continue to defend this case vigorously and cannot predict its outcome.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3      -      Amended and Restated Bylaws of the Company

                  10.1   -      Severance Compensation Agreement, dated April 5, 2001,
                                by and between O'Charley's Inc. and Steven J. Hislop

                  10.2   -      Severance Compensation Agreement, dated April 5, 2001,
                                by and between O'Charley's Inc. and A. Chad Fitzhugh

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the sixteen weeks ended April 22, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                O'Charley's Inc.
                                  (Registrant)


Date:   6-6-01                      By:  /s/ Gregory L. Burns
                                        ----------------------------------------
                                         Gregory L. Burns
                                         Chief Executive Officer


Date:   6-6-01                      By: /s/ A. Chad Fitzhugh
                                        ----------------------------------------
                                        A. Chad Fitzhugh
                                        Chief Financial Officer

                                 EXHIBIT INDEX







                Exhibit
                Number          Description
                ------          -----------
                  3      -      Amended and Restated Bylaws of the Company

                  10.1   -      Severance Compensation Agreement, dated April 5, 2001,
                                by and between O'Charley's Inc. and Steven J. Hislop

                  10.2   -      Severance Compensation Agreement, dated April 5, 2001,
                                by and between O'Charley's Inc. and A. Chad Fitzhugh