Form 10-Q
period 2001-07-15
O CHARLEYS INC
filed 2001-08-29
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 15, 2001

                         Commission file number O-18629
                                                --------


                                O'Charley's Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)



             Tennessee                                           62-1192475
-----------------------------------------                    -----------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                           Identification No.)


 3038 Sidco Drive, Nashville, Tennessee                            37204
---------------------------------------                            -----
(Address of principal executive offices)                         (Zip Code)



                                 (615)-256-8500
                                 --------------
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


           Class                          Outstanding as of August 27, 2001
           -----                          ---------------------------------

   Common Stock, no par value                 18,607,744 shares

                                O'Charley's Inc.

                                    Form 10-Q

                       For the Quarter Ended July 15, 2001



                                      Index

                                                                               Page No.
                                                                               --------
Part I - Consolidated Financial Statements

     Item 1. Consolidated financial statements:
             Consolidated balance sheets as of July 15, 2001 and
             December 31, 2000                                                    3

             Consolidated statements of earnings for the twelve weeks             4
             ended July 15, 2001 and July 9, 2000

             Consolidated statements of earnings for the 28 weeks                 5
             ended July 15, 2001 and July 9, 2000

             Consolidated statements of cash flows for the 28 weeks ended July
             15, 2001 and July 9, 2000                                            6

             Notes to unaudited consolidated financial statements                 7

    Item 2. Management's discussion and analysis of
                 financial condition and results of operations                   12

    Item 3. Quantitative and qualitative disclosures about market risk           20


Part II - Other Information

    Item 1. Legal proceedings                                                    21

    Item 6. Exhibits and reports on Form 8-K                                     21

  Signatures                                                                     23

                                O'Charley's Inc.
                    Consolidated Balance Sheets (Unaudited)


                             (dollars in thousands)

                                                                   July 15,  December 31,
                                                                     2001        2000
                                                                  ---------   ---------
                         Assets

Current Assets:
     Cash and cash equivalents                                    $   2,171   $   2,552
     Accounts receivable                                              4,197       3,636
     Inventories                                                     18,733      12,605
     Deferred income taxes                                            1,292       1,292
     Other current assets                                             2,896       1,393
                                                                  ---------   ---------
            Total current assets                                     29,289      21,478

Property and Equipment, net                                         306,867     274,271

Other Assets                                                         15,553      15,269
                                                                  ---------   ---------
                                                                  $ 351,709   $ 311,018
                                                                  =========   =========

            Liabilities and Shareholders' Equity

Current Liabilities:
     Accounts payable                                             $   8,953   $  12,639
     Accrued payroll and related expenses                             9,962       7,780
     Accrued expenses                                                 7,472       9,552
     Federal, state and local taxes                                   6,923       4,118
     Current portion of long-term debt and capitalized leases         7,554       7,574
                                                                  ---------   ---------
            Total current liabilities                                40,864      41,663

Deferred Income Taxes                                                 8,211       8,431

Other Liabilities                                                     3,523       2,764

Long-Term Debt                                                       77,223      92,306

Capitalized Lease Obligations                                        21,420      22,364

Shareholders' Equity:
     Common stock - No par value; authorized, 50,000,000 shares;
       issued and outstanding, 18,442,045 in 2001
       and 15,703,600 in 2000                                       112,733      67,207
     Accumulated other comprehensive loss, net of tax                  (366)       (220)
     Retained earnings                                               88,101      76,503
                                                                  ---------   ---------
                                                                    200,468     143,490
                                                                  ---------   ---------
                                                                  $ 351,709   $ 311,018
                                                                  =========   =========


                 See notes to consolidated financial statements.

                                O'Charley's Inc.
                Consolidated Statements of Earnings (unaudited)
               Twelve Weeks Ended July 15, 2001 and July 9, 2000




                                                             2001        2000
                                                           --------     -------
                                                          (in thousands, except
                                                              per share data)
Revenues:
      Restaurant sales                                     $102,317     $84,532
      Commissary sales                                        1,018         879
                                                           --------     -------
                                                            103,335      85,411
Costs and Expenses:
      Cost of restaurant sales:
         Cost of food, beverage and supplies                 33,939      27,574
         Payroll and benefits                                31,898      26,136
         Restaurant operating costs                          14,325      11,855
      Cost of commissary sales                                  961         823
      Advertising, general and administrative expenses        6,623       5,590
      Depreciation and amortization                           5,059       4,046
      Preopening costs                                        1,730       1,162
                                                           --------     -------
                                                             94,535      77,186
                                                           --------     -------
Income from Operations                                        8,800       8,225

Other (Income) Expense:
      Interest expense, net                                   1,340       1,657
      Other, net                                                 11           7
                                                           --------     -------
                                                              1,351       1,664
                                                           --------     -------
Earnings Before Income Taxes                                  7,449       6,561

Income Taxes                                                  2,589       2,296
                                                           --------     -------
Net Earnings                                               $  4,860     $ 4,265
                                                           ========     =======
Basic Earnings per Share:
      Earnings per Common Share                            $   0.26     $  0.27
                                                           ========     =======
      Weighted Average Common Shares Outstanding             18,398      15,574
                                                           ========     =======
Diluted Earnings per Share:
      Earnings per Common Share                            $   0.25     $  0.26
                                                           ========     =======
      Weighted Average Common Shares Outstanding             19,535      16,579
                                                           ========     =======


                See notes to consolidated financial statements.

                                O'Charley's Inc.
                Consolidated Statements of Earnings (unaudited)
            Twenty-Eight Weeks Ended July 15, 2001 and July 9, 2000




                                                             2001         2000
                                                           --------     --------
                                                          (in thousands, except
                                                              per share data)
Revenues:
      Restaurant sales                                     $231,233     $189,736
      Commissary sales                                        2,186        1,973
                                                           --------     --------
                                                            233,419      191,709
Costs and Expenses:
      Cost of restaurant sales:
         Cost of food, beverage and supplies                 75,011       61,493
         Payroll and benefits                                72,540       58,417
         Restaurant operating costs                          32,274       26,730
      Cost of commissary sales                                2,056        1,845
      Advertising, general and administrative expenses       14,759       12,675
      Depreciation and amortization                          11,362        9,002
      Preopening costs                                        3,847        2,773
                                                           --------     --------
                                                            211,849      172,935
                                                           --------     --------
Income from Operations                                       21,570       18,774

Other (Income) Expense:
      Interest expense, net                                   3,794        3,439
      Other, net                                                  1           21
                                                           --------     --------
                                                              3,795        3,460
                                                           --------     --------
Earnings Before Income Taxes                                 17,775       15,314

Income Taxes                                                  6,177        5,360
                                                           --------     --------
Net Earnings                                               $ 11,598     $  9,954
                                                           ========     ========
Basic Earnings per Share:
      Earnings per Common Share                            $   0.68     $   0.64
                                                           ========     ========
      Weighted Average Common Shares Outstanding             17,094       15,529
                                                           ========     ========
Diluted Earnings per Share:
      Earnings per Common Share                            $   0.63     $   0.61
                                                           ========     ========
      Weighted Average Common Shares Outstanding             18,294       16,430
                                                           ========     ========



                See notes to consolidated financial statements.

                                O'Charley's Inc.
                     Consolidated Statements of Cash Flows
             Twenty-Eight Weeks Ended July 15, 2001 and July 9, 2000

                                                                     2001        2000
                                                                   --------    --------
                                                                      (in thousands)
Cash Flows from Operating Activities:
     Net earnings                                                  $ 11,598    $  9,954
     Adjustments to reconcile net earnings to net cash
                provided by operating activities:
                   Depreciation and amortization                     11,362       9,002
                   Amortization of debt issuance costs                  104          77
                   Provision for deferred income taxes                 (220)         58
                   Loss on the sale and write-down of assets            219          10
     Changes in assets and liabilities:
                Accounts receivable                                    (561)       (867)
                Inventories                                          (6,128)     (5,238)
                Other current assets                                 (1,503)       (736)
                Accounts payable                                     (3,686)      2,329
                Accrued payroll and other accrued expenses            2,907       1,417
     Tax benefit derived from exercise of stock options                 886          --
                                                                   --------    --------
                       Net cash provided by operating activities     14,978      16,006

Cash Flows from Investing Activities:
     Additions to property and equipment                            (40,873)    (28,516)
     Acquisition of company, net of cash acquired                        --     (15,796)
     Proceeds from the sale of assets                                   649         291
     Other, net                                                         (71)        (73)
                                                                   --------    --------
                       Net cash used by investing activities        (40,295)    (44,094)

Cash Flows from Financing Activities:
     Proceeds from long-term debt                                    50,555      57,448
     Payments on long-term debt and capitalized
                lease obligations                                   (70,014)    (31,166)
     Debt issuance costs                                               (246)       (313)
     Net proceeds from sale of common stock                          41,744          --
     Exercise of employee incentive stock options                     2,897       1,040
     Repurchase of common stock                                          --        (584)
                                                                   --------    --------
                       Net cash provided by financing activities     24,936      26,425
                                                                   --------    --------
Decrease in Cash                                                       (381)     (1,663)
Cash at Beginning of the Period                                       2,552       3,178
                                                                   --------    --------
Cash at End of the Period                                          $  2,171    $  1,515
                                                                   ========    ========
Supplemental disclosures:
     Cash paid for interest                                        $  4,324    $  4,076
                                                                   ========    ========
     Cash paid for income taxes                                    $  4,228    $  5,618
                                                                   ========    ========
     Additions to capitalized lease obligations                    $  3,412    $  4,828
                                                                   ========    ========
Effects of acquisition:
     Estimated fair value of assets acquired                                   $  5,170
     Purchase price in excess of the net assets
        acquired (goodwill)                                                      10,624
     Estimated fair value of liabilities assumed                                      8
                                                                               --------
      Cash Paid                                                                  15,802
     Less cash acquired                                                              (6)
                                                                               --------
     Net cash paid for acquisition                                             $ 15,796
                                                                               ========


                 See notes to consolidated financial statements.

                                O'Charley's Inc.
              Notes To Unaudited Consolidated Financial Statements
       Twelve and Twenty-Eight Weeks Ended July 15, 2001 and July 9, 2000

A.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company's fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each. Fiscal 2001 will consist of fifty-two weeks compared to fifty-three weeks in 2000 with the fourth quarter of 2001 consisting of twelve weeks compared to thirteen weeks in the fourth quarter of 2000.

    In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

    These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

B.  Earnings Per Common Share

    Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of options outstanding.

    On April 11, 2001, the Company completed an offering of 2.3 million shares of common stock at $19.50 per share. The total net proceeds were approximately $41.7 million and were used to reduce borrowings under the Company's revolving credit facility.

Following is a reconciliation of the Company's basic and diluted earnings per share.

                                                          Twelve           Twenty-eight
                                                       weeks ended         weeks ended
                                                    -----------------   -----------------
(In thousands,                                      July 15,  July 9,   July 15,  July 9,
except per share data)                               2001      2000      2001      2000
----------------------                              -----------------   -----------------
Earnings Before Cumulative Effect of
    Change in Accounting Principle                  $ 4,860   $ 4,265   $11,598   $ 9,954

Basic Earnings Per Share:
    Weighted average shares outstanding              18,398    15,574    17,094    15,529
                                                    -----------------   -----------------
    Basic earnings per share                        $  0.26   $  0.27   $  0.68   $  0.64
                                                    -----------------   -----------------
Diluted Earnings Per Share:
    Weighted average shares outstanding              18,398    15,574    17,094    15,529
    Incremental stock option shares outstanding       1,137     1,005     1,200       901
                                                    -----------------   -----------------
    Weighted average diluted shares outstanding      19,535    16,579    18,294    16,430
                                                    -----------------   -----------------
    Diluted earnings per share                      $  0.25   $  0.26   $  0.63   $  0.61
                                                    -----------------   -----------------


There were no options excluded from the 2001 twelve and 28 week diluted weighted average shares calculation. Options for approximately 914,000 and 1,065,000 shares were excluded from the 2000 twelve and 28 week diluted weighted average shares calculation due to these shares being anti-dilutive.

C.  Derivative Instruments

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, requires recognition of the fair value of all derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives), on the balance sheet and establishes new accounting rules for hedging activities. The Company was required to adopt FAS 133, as amended, on January 1, 2001. At January 1, 2001, the Company held no derivative financial instruments; thus, the adoption did not impact the Company's results of operations, cash flows or financial position.

    At July 15, 2001, the Company's derivative financial instruments consisted of interest rate swaps with a combined notional amount of $70 million that effectively convert an equal portion of its debt from a floating rate to a fixed rate. The Company's purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates. The fair value of the Company's derivative consolidated financial instruments at July 15, 2001, is a liability of $561,000, which is included in other liabilities on the face of the consolidated balance sheet. The fair value adjustment resulted in the recognition of unrealized losses of $366,000, net of related income taxes of $195,000, in accumulated other comprehensive loss.

D. Comprehensive Income

    Comprehensive income (loss) consists of net earnings and other comprehensive income attributable to unrealized gains and losses on derivative financial instruments and unrealized gains and losses on available for sale securities. Other comprehensive income, net of tax, for the second quarter of 2001 was $32,000. The other comprehensive income is comprised of an unrealized loss on derivative financial instruments of $81,000, net of tax, offset by the effect of a loss of $113,000, net of tax, recognized in earnings related to available for sale securities.

Other comprehensive loss, net of tax, for the second quarter of 2000 was $69,000. Other comprehensive loss, net of tax, for the first 28 weeks of 2001 was $145,000. The other comprehensive loss is comprised of an unrealized loss on derivative financial instruments of $366,000, net of tax, offset by the effect of a loss of $221,000, net of tax, recognized in earnings related to available for sale securities. Other comprehensive income, for the first 28 weeks of 2000 was $108,000.

E.  Litigation

    In November 2000, the Company was sued by Two Mile Partners in the circuit court for Montgomery County, Tennessee. Two Mile Partners is a Tennessee general partnership whose partners are David K. Wachtel, Jr., who owns 75% and is the managing partner of the partnership and is a former director and officer and a principal shareholder of the Company, and Gregory L. Burns, who owns 25% of the partnership and is the Company's Chairman of the Board and Chief Executive Officer. All decisions regarding the prosecution of this suit by Two Mile Partners are made by Mr. Wachtel in his capacity as general manager. Mr. Burns has recused himself from our discussions and considerations of any matters relating to this litigation, and he is also not involved in Two Mile Partners' discussions or considerations regarding the litigation. In the complaint, Two Mile Partners is seeking $1.5 million in damages, plus interest, attorneys' fees and costs as a result of the Company's alleged breach of a lease entered into in 1985 for a restaurant property owned by the partnership and located in Clarksville, Tennessee. Two Mile Partners alleges that the Company breached a continuous operation provision in the lease by vacating the property in July 2000 and opening another O'Charley's restaurant in Clarksville, Tennessee. On May 24, 2001, the court granted a motion for summary judgment filed by Two Mile Partners seeking to invalidate an amendment to the lease which granted the Company the right to terminate the lease. The court held that the amendment to the lease was executed by the parties without consideration and that the amendment is void and unenforceable. The Company believes the amendment to the lease is enforceable and that it terminated the lease in accordance with its terms and intends to seek an interlocutory appeal from the court's order. The right to seek an interlocutory appeal is discretionary on the trial court and the court of appeals. The trial court granted the Company's motion for permission to file an interlocutory appeal and a motion for permission to file an interlocutory appeal is currently pending with the court of appeals. In the event the court of appeals determines not to grant the Company the right to seek the appeal or in the event the right to appeal is granted but the Company does not prevail, the parties will proceed to a trial to determine the amount of damages owed by the Company. After any such trial, the Company will have the right to appeal any issues determined on summary judgment or at the trial. The Company intends to continue to defend this case vigorously and cannot predict its outcome.

F.  Long-Term Debt

    On July 9, 2001, the Company entered into an amendment to its revolving credit agreement that extended the maturity date of the facility from May 31, 2003 to October 5, 2006. The other terms and conditions of the credit facility were not changed.

G.  New Accounting Pronouncements

    In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001. SFAS No. 142 must be adopted December 31, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

    SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9.9 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $293,000 for the twenty-eight weeks ended July 15, 2001 and $335,000 for the year ended December 31, 2000. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending April 20, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

RESULTS OF OPERATIONS

GENERAL

At July 15, 2001, we operated 154 O'Charley's restaurants in Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia and three Stoney River restaurants in suburban Atlanta and Chicago. O'Charley's are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value-oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment.

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

The following table reflects changes in the number of O'Charley's restaurants during the first two quarters of 2001 and 2000.

         Restaurants                                                   2001           2000
         -----------------------------------------------------------------------------------
         In operation, beginning of period                             138             117
         Restaurants opened, first quarter                               9               8
         Restaurants opened, second quarter                              7               6
                                                                   -------------------------
         In operation, end of period                                   154              131
                                                                   -------------------------

On May 26, 2000, we purchased two existing Stoney River restaurants and all associated trademarks and intellectual property for approximately $15.8 million in a cash transaction accounted for as a purchase. Accordingly, the results of operations of the Stoney River restaurants have been included in our consolidated results of operations since the date of acquisition. The transaction includes an earn-out provision pursuant to which we may be required to pay the former owners up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The potential earn-out is based on the Stoney River Legendary Steaks concept achieving certain performance thresholds (income before taxes and preopening costs) for the year in question. Our interest expense increased as a result of the indebtedness incurred to finance the acquisition. Our depreciation and amortization increased as a result of the $10.6 million of goodwill associated with the acquisition that is being amortized over 20 years. Goodwill will increase to the extent we are required to make payments to the former owners pursuant to the earn-out provision.

We have completed our feasibility study on franchising our O'Charley's restaurant concept and are working on an implementation plan, which we expect to be completed later this year. We could incur substantial additional expense if we elect to implement franchising operations. As it is unlikely that we would receive any significant revenues from franchising during the start-up phase of those operations, the establishment of franchising operations could have a material adverse effect on our operating results until such time, if ever, as those operations begin to generate revenues in excess of their related expenses.

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

DEPRECIATION AND AMORTIZATION primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life. Depreciation and amortization also includes amortization of goodwill, which relates primarily to the acquisition of the Stoney River concept. Our depreciation and amortization increased as a result of the $10.6 million of goodwill incurred in connection with our May 2000 acquisition of the Stoney River Legendary Steaks concept. Goodwill associated with the acquisition will increase to the extent we are required to make payments pursuant to the earn-out provision discussed above. In accordance with SFAS 141 and SFAS 142 discussed in Note

G to the consolidated financial statements, we will no longer be required to amortize goodwill beginning in fiscal January 2002.

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

The following section should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the second quarter and the first 28 weeks of 2001 and 2000 as a percentage of total revenues unless otherwise indicated. Each of the second quarters were comprised of 12 weeks.


                                                      Second Quarter      First 28 weeks
                                                      --------------      --------------
                                                      2001      2000      2001      2000
                                                      ----      ----      ----      ----
REVENUES:
    Restaurant sales                                  99.0%     99.0%     99.1%     99.0%
    Commissary sales                                   1.0%      1.0%      0.9%      1.0%
                                                     ----------------    ----------------
                                                     100.0%    100.0%    100.0%    100.0%
COSTS AND EXPENSES:
    Cost of restaurant sales:(1)
        Cost of food, beverage and supplies           33.2%     32.6%     32.4%     32.4%
        Payroll and benefits                          31.2%     30.9%     31.4%     30.8%
        Restaurant operating costs                    14.0%     14.1%     14.0%     14.1%
                                                     ----------------    ----------------
                                                      78.3%     77.6%     77.8%     77.3%
                                                     ----------------    ----------------
    Restaurant operating margin(2)                    21.7%     22.4%     22.2%     22.7%

    Cost of commissary sales(3)                       94.4%     93.6%     94.1%     93.5%
    Advertising, general and administrative expenses   6.4%      6.5%      6.3%      6.6%
    Depreciation and amortization                      4.9%      4.7%      4.9%      4.7%
    Preopening costs                                   1.7%      1.4%      1.6%      1.4%
                                                     ----------------    ----------------
INCOME FROM OPERATIONS                                 8.5%      9.6%      9.2%      9.8%

OTHER (INCOME) EXPENSE:
    Interest expense, net                              1.3%      1.9%      1.6%      1.8%
    Other, net                                         0.0%      0.0%      0.0%      0.0%
                                                     ----------------    ----------------
EARNINGS BEFORE INCOME TAXES                           7.2%      7.7%      7.6%      8.0%

INCOME TAXES                                           2.5%      2.7%      2.6%      2.8%
                                                     ----------------    ----------------
NET EARNINGS                                           4.7%      5.0%      5.0%      5.2%
                                                     ================    ================

(1) As a percentage of restaurant sales.

(2) Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.

(3) As a percentage of commissary sales.

SECOND QUARTER AND FIRST 28 WEEKS OF 2001 VERSUS SECOND QUARTER AND FIRST 28 WEEKS OF 2000

TOTAL REVENUES in the second quarter of 2001 increased $17.9 million, or 21.0%, to $103.3 million from $85.4 million in the second quarter of 2000, primarily as a result of an increase in restaurant sales of $17.8 million, or 21.0%. The increase in restaurant sales was attributable to 23 new O'Charley's restaurants and one new Stoney River restaurant, the inclusion of Stoney River restaurant sales for the entire quarter, and an increase in same store sales of 1.4%. The increase in same store sales resulted from an increase in guest traffic partially offset by a decrease in our average check. We increased menu prices by approximately 2.0% in January 2001. We believe our average check decreased as a result of our promotion of selected lower price entrees in response to the slowing United States economy and a change in customer buying patterns.

For the first 28 weeks of 2001, total revenues increased $41.7 million, or 21.8%, to $233.4 million from $191.7 million in 2000, primarily as a result of an increase in restaurant sales of $41.5 million, or 21.9%. The increase in restaurant sales was attributable to 23 new O'Charley's restaurants and one new Stoney River restaurant, the inclusion of Stoney River restaurant sales, and an increase in same store sales of 2.3%.

COST OF FOOD, BEVERAGE AND SUPPLIES in the second quarter of 2001 increased $6.4 million, or 23.1%, to $33.9 million from $27.6 million in the second quarter of 2000. As a percentage of restaurant sales, cost of food, beverage and supplies increased to 33.2% in the second quarter of 2001 from 32.6% in the second quarter of 2000. We attribute the higher food cost percentage in the second quarter primarily to three factors: an increase in red meat costs, the promotion of selected lower price entrees which reduced our average check, and the inclusion of the Stoney River restaurants, which we acquired in May 2000 and have a higher cost of food, beverage and supplies as a percentage of sales.

For the first 28 weeks of 2001, the cost of food, beverage and supplies increased $13.5 million, or 22.0%, to $75.0 million from $61.5 million in the same period of 2000. As a percentage of restaurant sales, these costs remained at 32.4%. For the first 28 weeks of 2001, the factors discussed above were offset by decreases in the cost of certain other food items, operating efficiencies in our restaurants and commissary, and higher average unit volumes. We anticipate continued increases in red meat costs for the remainder of 2001. There can be no assurance that events outside our control will not result in further increases in food costs as a percentage of restaurant sales.

PAYROLL AND BENEFITS in the second quarter of 2001 increased $5.8 million, or 22.1%, to $31.9 million from $26.1 million in the second quarter of 2000. As a percentage of restaurant sales, payroll and benefits increased to 31.2% from 30.9% in the second quarter of 2000. For the first 28 weeks of 2001, payroll and benefits increased $14.1 million, or 24.2%, to $72.5 million from $58.4 million in the same period of 2000. As a percentage of restaurant sales, payroll and benefits increased to 31.4% from 30.8% in 2000. The increases in the quarter and the first 28 weeks were attributable to increasing employee benefit costs, primarily health insurance and workers compensation insurance, and increasing wage rates and salaries for restaurant support staff and management in 2001. Our markets generally have low unemployment rates and we anticipate continued wage rate increases and higher employee benefits costs for the remainder of 2001.

RESTAURANT OPERATING COSTS in the second quarter of 2001 increased $2.5 million, or 20.8%, to $14.3 million from $11.9 million in the second quarter of 2000. Restaurant operating costs, as a percentage of restaurant sales, decreased to 14.0% in the second quarter of 2001, from 14.1% in the second quarter of 2000. For the first 28 weeks of 2001, restaurant operating costs increased $5.5 million, or 20.7%, to $32.3 million from $26.7 million in 2000. Restaurant operating costs, as a percentage of restaurant sales, decreased to 14.0% for the first 28 weeks of 2001, from 14.1% in the same period of 2000. The decrease was attributable to a reduction in supervisory expenses, primarily bonus expense, and improvements in certain store level operating costs as a percentage of sales. These improvements were offset by higher utility costs, primarily natural gas. We anticipate continued increases in utility costs for the remainder of 2001.

RESTAURANT OPERATING INCOME in the second quarter of 2001 increased $3.2 million, or 16.8%, to $22.2 million from $19.0 million in the second quarter of 2000. Restaurant operating margin, which reflects restaurant operating income as a percentage of restaurant sales, decreased to 21.7% in 2001 from 22.4% in 2000. For the first 28 weeks of 2001, restaurant operating income increased $8.3 million, or 19.3%, to $51.4 million from $43.1 million in the same period of 2000. Restaurant operating margin decreased to 22.2% in 2001 from 22.7% in the same period of 2000. The decrease in restaurant operating margin resulted from increases in the cost of food, beverage and supplies and payroll and benefits.

ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES for the second quarter increased $1.0 million or 18.5%, to $6.6 million in 2001 from $5.6 million in 2000. As a percentage of total revenue, advertising, general and administrative expenses decreased to 6.4% in 2001 from 6.5% in 2000. Advertising expenditures were $2.9 million in the second quarter of 2001, an increase of 37.1% from the $2.1 million expended in the second quarter of 2000. As a percentage of restaurant sales, advertising increased to 2.9% in the second quarter of 2001 from 2.5% in the second quarter of 2000. General and administrative expenses increased 7.0% to $3.7 million in the second quarter of 2001 from $3.5 million in the second quarter of 2000. As a percentage of total revenue, general and administrative expenses decreased to 3.6% in the second quarter of 2001 from 4.1% in the second quarter of 2000. The increase in advertising as a percentage of restaurant sales was attributable to the introduction of a new media campaign in May 2001, increased television advertising in certain markets, and an additional promotion targeting value-oriented customers in response to the slowing United States economy.

For the first 28 weeks of 2001, advertising, general and administrative expenses increased $2.1 million, or 16.4%, to $14.8 million in 2001 from $12.7 million in the same period in 2000. As a percentage of total revenue, advertising, general and administrative expenses decreased to 6.3% in the first 28 weeks of 2001 from 6.6% for the same period in 2000. Advertising expenditures in the first 28 weeks of 2001 increased $1.4 million or 28.5% to $6.4 million from $5.0 million in the same period in 2000. As a percentage of revenue, advertising increased to 2.8% in the first 28 weeks of 2001 from 2.6% in the same period in 2000. General and administrative expenses increased 8.6% to $8.4 million in the first 28 weeks of 2001 from $7.7 million in the first 28 weeks of 2000. As a percentage of total revenue, general and administrative expenses decreased to 3.6% of sales in the first 28 weeks of 2001 from 4.0% in the same period in 2000. The decrease in the second quarter and first 28 weeks of 2001 was primarily due to decreases in bonus and legal expenses.

DEPRECIATION AND AMORTIZATION in the second quarter of 2001 increased by $1.0 million, or 25.0%, to $5.1 million from $4.0 million in the second quarter of 2000. As a percentage of total revenue, depreciation and amortization increased to 4.9% in the second quarter of 2001 from 4.7% in the second quarter of 2000. For the first 28 weeks of 2001, depreciation and amortization expense increased $2.4 million, or 26.2% to $11.4 million from $9.0 million in 2000 and, as a percentage of revenue, increased to 4.9% in 2001 from 4.7% in 2000. The increase in depreciation and amortization expense is primarily attributable to the growth in the number of new restaurants, capital expenditures for improvements to existing restaurants and the amortization of goodwill associated with the acquisition of the Stoney River Legendary Steaks concept. In accordance with SFAS 141 and SFAS 142 discussed in Note G to the consolidated financial statements, we will no longer be required to amortize goodwill beginning in January 2002.

PREOPENING COSTS in the second quarter of 2001 increased 48.9% to $1.7 million from $1.2 million in 2000. As a percentage of total revenue, preopening costs increased to 1.7% in the second quarter of 2001 from 1.4% in 2000. For the first 28 weeks of 2001, preopening costs increased 38.7% to $3.8 million from $2.8 million for the same period in 2000. As a percentage of total revenue, preopening costs increased to 1.6% in the first 28 weeks of 2001 from 1.4% for the same period in 2000. The increase in preopening costs was primarily attributable to the opening of one new Stoney River restaurant. Preopening costs are expected to be higher for the Stoney River concept.

INCOME FROM OPERATIONS in the second quarter increased $575,000, or 7.0%, to $8.8 million in 2001 from $8.2 million in 2000. For the first 28 weeks of 2001, income from operations increased $2.8 million, or 14.9%, to $21.6 million from $18.8 million for the same period in 2000.

INTEREST EXPENSE, net decreased $318,000 in the second quarter of 2001 to $1.3 million from $1.7 million in 2000. On April 11, 2001, we completed an offering of 2.3 million shares of our common stock. The total net proceeds were approximately $41.7 million and were used to reduce borrowings under our revolver. As a result, interest expense decreased in the second quarter of 2001 compared to the second quarter of 2000.

For the first 28 weeks of 2001 interest expense, net increased $355,000 to $3.8 million from $3.4 million in the same period in 2000. This increase was primarily attributable to increased borrowings under our revolver, primarily related to the addition of new restaurants and the acquisition of the Stoney River concept in May 2000. The increase in borrowings was partially offset by a decrease in interest rates.

EARNINGS before income taxes for the second quarter of 2001 increased $888,000, or 13.5%, to $7.4 million from $6.6 million in 2000. For the first 28 weeks of 2001, earnings before income taxes increased $2.5 million, or 16.1% to $17.8 million from $15.3 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our revolving credit facility and capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants.

Cash provided by operations was $15.0 million for the first 28 weeks of 2001, compared to $16.0 million for the same period in 2000. Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions. At July 15, 2001, the working capital deficiency was $11.6 million and the current ratio, which we define as current assets divided by current liabilities, was 0.7 to 1. The total net decrease in cash was $381,000 in the first 28 weeks of 2001.

On April 11, 2001, we completed an offering of 2.3 million shares of our common stock at $19.50 per share. The total net proceeds were approximately $41.7 million and were used to reduce borrowings under our revolving credit facility.

Net payments under our revolving credit facility in the first 28 weeks of 2001 were $15.0 million which reduced the amount outstanding under our revolving credit facility from $92.0 million at December 31, 2000 to $77.0 million at July 15, 2001. The average interest rate on amounts outstanding under the revolver at July 15, 2001 was 5.7%. Our revolving credit facility provides for a maximum borrowing capacity of $135.0 million; however, the maximum borrowing capacity under our revolving credit facility is reduced by amounts financed under our synthetic lease facility described below. On July 9, 2001, our revolving credit facility was amended to extend the maturity date to October 5, 2006 with similar terms and conditions. Our revolving credit facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, sales of assets, mergers and the payment of dividends.

As of July 15, 2001, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $70.0 million of our outstanding debt at a weighted-average interest rate of 4.98%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. The swap agreements expire as follows: $50.0 million in December 2001, $10.0 million in January 2004 and $10.0 million in January 2006.

On October 10, 2000, we entered into agreements providing for a five-year synthetic lease facility pursuant to which the lessor has agreed to acquire or construct up to $25.0 million of properties and lease the properties to us. The terms of the facility provide for a separate operating lease agreement to be entered into for each property upon completion of acquisition or construction, each with a lease term ending October 5, 2006. Monthly rental payments for each property lease are based on the total costs advanced by the lessor to acquire or construct such property, and the amount of those payments varies based upon the floating interest rate in effect from time to time under our revolving credit facility. At July 15, 2001, the monthly lease payment for these properties was based on an interest rate of 5.9%, and the lessor's total accumulated cost of properties acquired under the facility was approximately $6.0 million. The lease facility requires us to meet certain financial and other covenants similar to the covenants and restrictions contained in our revolving credit facility. The acquisition and construction costs paid by the lessor under the synthetic lease facility reduce the maximum borrowing capacity under our $135.0 million revolving credit facility as described above.

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

Property and equipment expenditures were $40.9 million in the first 28 weeks of 2001. These additions were made primarily for 16 new O'Charley's restaurants opened during the year, restaurants under construction at July 15, 2001, expansion of the Stoney River concept and improvements to existing restaurants.

In the first 28 weeks of 2001, we repaid $4.4 million in principal on our capitalized lease obligations. Through the first 28 weeks of 2001, we have financed $3.4 million of restaurant equipment through capitalized lease obligations.

Our capital budget includes approximately $24.0 million to $28.0 million in capital expenditures for the remainder of 2001. These expenditures are for the planned eight additional new O'Charley's restaurants, improvements to existing O'Charley's restaurants, and expansion of the Stoney River concept. As of July 15, 2001, we had nine O'Charley's restaurants under construction; four to five of which are expected to open during the third quarter of 2001. There can be no assurance that actual capital expenditures for the remainder of 2001 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites. We expect to finance these capital expenditures with operating cash flows, borrowings under our revolving credit facility and capitalized lease obligations. We intend to continue financing the furniture, fixtures and equipment for our new restaurants primarily with capitalized lease obligations and to finance the acquisition and construction of certain properties with our synthetic lease facility.

We are currently evaluating a possible sale and leaseback facility pursuant to which we would sell certain restaurant properties and lease those properties from the buyer. We currently anticipate that proceeds from the sale would be used primarily to repay indebtedness under our revolving credit facility. We cannot assure you that we will enter into a sale and leaseback facility or, if we do so, the number of restaurant properties that we may sell or the terms of the leases pursuant to which we lease properties from the buyer.

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

IMPACT OF INFLATION

The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly coworkers. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Utility costs increased significantly during the first 28 weeks of 2001, which had a material impact on our restaurant operating costs in 2001. We anticipate continued utility rate increases for the remainder of 2001, which could adversely affect our results of operations. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

As an additional method of managing our interest rate exposure on our revolving credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At July 15, 2001, we had in effect $70.0 million in swaps at an average fixed rate of 4.98%, $50.0 million of which matures in December 2001, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006.

                           PART II - OTHER INFORMATION
Item 1.  Litigation

    In November 2000, the Company was sued by Two Mile Partners in the circuit court for Montgomery County, Tennessee. Two Mile Partners is a Tennessee general partnership whose partners are David K. Wachtel, Jr., who owns 75% and is the managing partner of the partnership and is a former director and officer and a principal shareholder of the Company, and Gregory L. Burns, who owns 25% of the partnership and is the Company's Chairman of the Board and Chief Executive Officer. All decisions regarding the prosecution of this suit by Two Mile Partners are made by Mr. Wachtel in his capacity as general manager. Mr. Burns has recused himself from our discussions and considerations of any matters relating to this litigation, and he is also not involved in Two Mile Partners' discussions or considerations regarding the litigation. In the complaint, Two Mile Partners is seeking $1.5 million in damages, plus interest, attorneys' fees and costs as a result of the Company's alleged breach of a lease entered into in 1985 for a restaurant property owned by the partnership and located in Clarksville, Tennessee. Two Mile Partners alleges that the Company breached a continuous operation provision in the lease by vacating the property in July 2000 and opening another O'Charley's restaurant in Clarksville, Tennessee. On May 24, 2001, the court granted a motion for summary judgment filed by Two Mile Partners seeking to invalidate an amendment to the lease which granted the Company the right to terminate the lease. The court held that the amendment to the lease was executed by the parties without consideration and that the amendment is void and unenforceable. The Company believes the amendment to the lease is enforceable and that it terminated the lease in accordance with its terms and intends to seek an interlocutory appeal from the court's order. The right to seek an interlocutory appeal is discretionary on the trial court and the court of appeals. The trial court granted the Company's motion for permission to file an interlocutory appeal and a motion for permission to file an interlocutory appeal is currently pending with the court of appeals. In the event the court of appeals determines not to grant the Company the right to seek the appeal or in the event the right to appeal is granted but the Company does not prevail, the parties will proceed to a trial to determine the amount of damages owed by the Company. After any such trial, the Company will have the right to appeal any issues determined on summary judgment or at the trial. The Company intends to continue to defend this case vigorously and cannot predict its outcome.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of shareholders on May 10, 2001. At the annual Meeting, the shareholders elected three class II directors to hold office for a term of three years and until their successors are elected and qualified. The following table sets forth the votes cast for and withhold/abstain with respect to each of the director nominees:

             -------------------------------------------------------------
                       Director                For              Withheld
             -------------------------------------------------------------
             John W. Stokes, Jr.             12,283,460        1,561,712
             -------------------------------------------------------------
             H. Steve Tidwell                12,286,890        1,558,282
             -------------------------------------------------------------
             Samuel H. Howard                13,819,914           25,258
             -------------------------------------------------------------

In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

             --------------------------------------------------------------
                                Name                        Term Expires
             --------------------------------------------------------------
             Gregory L. Burns                                   2003
             --------------------------------------------------------------
             Steven J. Hislop                                   2003
             --------------------------------------------------------------
             Robert J. Walker                                   2003
             --------------------------------------------------------------
             Richard Reiss, Jr.                                 2002
             --------------------------------------------------------------
             G. Nicholas Spiva                                  2002
             --------------------------------------------------------------
             Shirley A. Zeitlin                                 2002
             --------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Assumption Agreement and Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated July 9, 2001, by and among O'Charley's Inc., OCI, Inc., O'Charley's Sports Bar, Inc., Air Travel Services, Inc., O'Charley's Management Company, Inc., DFI, Inc.,

         O'Charley's Restaurant Properties, LLC, O'Charley's Service Company, Inc., Stoney River Legendary Management, L.P., Stoney River Management Company, Inc., O'Charley's Finance Company, Inc., First Union National Bank, SunTrust Bank, Firstar Bank, N.A., Bank of America, N.A., as Co-Agent, and AmSouth, as Agent.

10.2 First Amendment to Participation Agreement, dated July 9, 2001, among O'Charley's Inc., as lessee, First American Business Capital, Inc., as lessor, AmSouth Bank, as agent, Bank of America, N.A., Firstar Bank, N.A., First Union National Bank and SunTrust Bank.

10.3 First Amendment to Lease, dated July 9, 2001, by and between First American Business Capital, Inc., as lessor, and O'Charley's Inc. as lessee.


(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the twelve weeks ended July 15, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                O'Charley's Inc.
                                  (Registrant)




Date:   8-29-01                     By: /s/ Gregory L. Burns
      -----------                       ----------------------------------------
                                        Gregory L. Burns
                                        Chief Executive Officer

Date:   8-29-01                     By: /s/ A. Chad Fitzhugh
      -----------                       ----------------------------------------
                                        A.Chad Fitzhugh
                                        Chief Financial Officer