Form 10-Q
period 2001-10-07
O CHARLEYS INC
filed 2001-11-21
CIK 864233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 7, 2001

Commission file number O-18629

O’Charley’s Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1192475

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3038 Sidco Drive, Nashville, Tennessee	37204

(Address of principal executive offices)	(Zip Code)

(615)-256-8500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of November 16, 2001

Common Stock, no par value	18,626,416 shares

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended October 7, 2001

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 7,	December 31,
	2001	2000

Assets

Current Assets:

Cash and cash equivalents	$617	$2,552

Accounts receivable	4,395	3,636

Inventories	18,345	12,605

Deferred income taxes	1,292	1,292

Other current assets	4,668	1,393

Total current assets	29,317	21,478

Property and Equipment, net	311,349	274,271

Other Assets	15,811	15,269

	$356,477	$311,018

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$11,954	$12,639

Accrued payroll and related expenses	9,239	7,780

Accrued expenses	8,247	9,552

Federal, state and local taxes	2,772	4,118

Current portion of long-term debt and capitalized leases	6,902	7,574

Total current liabilities	39,114	41,663

Deferred Income Taxes	8,069	8,431

Other Liabilities	4,042	2,764

Long-Term Debt	82,573	92,306

Capitalized Lease Obligations	20,200	22,364

Shareholders’ Equity:

Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 18,617,841 in 2001 and 15,703,600 in 2000	114,787	67,207

Accumulated other comprehensive loss, net of tax	(904)	(220)

Retained earnings	88,596	76,503

	202,479	143,490

	$356,477	$311,018

See notes to consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS
Twelve Weeks Ended October 7, 2001 and October 1, 2000
(In thousands, except per share data)
(Unaudited)

	2001	2000

Revenues:

Restaurant sales	$104,777	$88,296

Commissary sales	980	849

	105,757	89,145

Costs and Expenses:

Cost of restaurant sales:

Cost of food, beverage and supplies	34,871	29,339

Payroll and benefits	32,500	27,150

Restaurant operating costs	15,381	12,301

Cost of commissary sales	918	797

Advertising, general and administrative expenses	7,554	5,736

Depreciation and amortization	5,376	4,418

Asset impairment and exit costs	5,798	—

Preopening costs	1,213	985

	103,611	80,726

Income from Operations	2,146	8,419

Other (Income) Expense:

Interest expense, net	1,353	1,864

Other, net	34	6

	1,387	1,870

Earnings Before Income Taxes	759	6,549

Income Taxes	264	2,292

Net Earnings	$495	$4,257

Basic Earnings per Share:

Earnings per Common Share	$0.03	$0.27

Weighted Average Common Shares Outstanding	18,568	15,633

Diluted Earnings per Share:

Earnings per Common Share	$0.03	$0.26

Weighted Average Common Shares Outstanding	19,590	16,555

See notes to consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS
Forty Weeks Ended October 7, 2001 and October 1, 2000
(In thousands, except per share data)
(Unaudited)

	2001	2000

Revenues:

Restaurant sales	$336,009	$278,032

Commissary sales	3,166	2,823

	339,175	280,855

Costs and Expenses:

Cost of restaurant sales:

Cost of food, beverage and supplies	109,882	90,832

Payroll and benefits	105,040	85,568

Restaurant operating costs	47,655	39,031

Cost of commissary sales	2,974	2,642

Advertising, general and administrative expenses	22,312	18,410

Depreciation and amortization	16,738	13,421

Asset impairment and exit costs	5,798	—

Preopening costs	5,060	3,758

	315,459	253,662

Income from Operations	23,716	27,193

Other (Income) Expense:

Interest expense, net	5,147	5,303

Other, net	35	27

	5,182	5,330

Earnings Before Income Taxes	18,534	21,863

Income Taxes	6,441	7,652

Net Earnings	$12,093	$14,211

Basic Earnings per Share:

Earnings per Common Share	$0.69	$0.91

Weighted Average Common Shares Outstanding	17,536	15,560

Diluted Earnings per Share:

Earnings per Common Share	$0.65	$0.86

Weighted Average Common Shares Outstanding	18,683	16,467

See notes to consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Forty Weeks Ended October 7, 2001 and October 1, 2000
(In thousands)

(Unaudited)

	2001	2000

Cash Flows from Operating Activities:

Net earnings	$12,093	$14,211

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	16,738	13,421

Amortization of debt issuance costs	130	106

Provision for deferred income taxes	119	19

Loss on the sale and disposal of assets	242	10

Asset impairment and exit costs	5,798	—

Changes in assets and liabilities:

Accounts receivable	(759)	(835)

Inventories	(5,740)	(4,702)

Other current assets	(3,275)	(1,059)

Accounts payable	(685)	1,107

Accrued payroll and other accrued expenses	(2,036)	1,431

Tax benefit derived from exercise of stock options	1,430	—

Net cash provided by operating activities	24,055	23,709

Cash Flows from Investing Activities:

Additions to property and equipment	(55,523)	(45,296)

Acquisition of company, net of cash acquired	—	(15,849)

Proceeds from the sale of assets	649	291

Other, net	(608)	7

Net cash used by investing activities	(55,482)	(60,847)

Cash Flows from Financing Activities:

Proceeds from long-term debt	62,154	73,065

Payments on long-term debt and capitalized lease obligations	(78,188)	(38,418)

Debt issuance costs	(624)	(313)

Net proceeds from sale of common stock	41,744	—

Exercise of employee incentive stock options	4,756	1,227

Repurchase of common stock	(350)	(584)

Net cash provided by financing activities	29,492	34,977

Decrease in Cash	(1,935)	(2,161)

Cash at Beginning of the Period	2,552	3,178

Cash at End of the Period	$617	$1,017

Supplemental disclosures:

Cash paid for interest	$6,162	$5,742

Cash paid for income taxes	$7,118	$7,679

Additions to capitalized lease obligations	$3,466	$4,828

Effects of acquisition:

Estimated fair value of assets acquired		$5,170

Purchase price in excess of the net assets acquired (goodwill)		10,558

Non-compete agreement		119

Estimated fair value of liabilities assumed		8

Cash Paid		15,855

Less cash acquired		(6)

Net cash paid for acquisition		$15,849

See notes to consolidated financial statements.

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Twelve and Forty Weeks Ended October 7, 2001 and October 1, 2000

A.     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each. Fiscal 2001 will consist of fifty-two weeks compared to fifty-three weeks in 2000 with the fourth quarter of 2001 consisting of twelve weeks compared to thirteen weeks in the fourth quarter of 2000. Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation.

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

     These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

B.     EARNINGS PER COMMON SHARE

     Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of options outstanding.

     On April 11, 2001, the Company completed an offering of 2.3 million shares of common stock at $19.50 per share. The total net proceeds were approximately $41.7 million and were used to reduce borrowings under the Company’s revolving credit facility.

     Following is a reconciliation of the Company’s basic and diluted earnings per share.

	Twelve weeks ended		Forty weeks ended

(In thousands,	October 7,	October 1,	October 7,	October 1,
except per share data)	2001	2000	2001	2000

Net Earnings	$495	$4,257	$12,093	$14,211

Basic Earnings Per Share:

Weighted average shares outstanding	18,568	15,633	17,536	15,560

Basic earnings per share	$0.03	$0.27	$0.69	$0.91

Diluted Earnings Per Share:

Weighted average shares outstanding	18,568	15,633	17,536	15,560

Incremental stock option shares outstanding	1,022	922	1,147	907

Weighted average diluted shares outstanding	19,590	16,555	18,683	16,467

Diluted earnings per share	$0.03	$0.26	$0.65	$0.86

Options for approximately 388,000 and 41,000 shares were excluded from the 2001 twelve and 40 week diluted weighted average shares calculation, respectively, due to these shares being anti-dilutive. Options for approximately 1,047,000 shares were excluded from the 2000 twelve and 40 week diluted weighted average shares calculation due to these shares being anti-dilutive.

C.     DERIVATIVE INSTRUMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133, as amended, requires recognition of the fair value of all derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives), on the balance sheet and establishes new accounting rules for hedging activities. The Company was required to adopt FAS 133, as amended, on January 1, 2001. At January 1, 2001, the Company held no derivative financial instruments; thus, the adoption did not impact the Company’s results of operations, cash flows or financial position.

     At October 7, 2001, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $70 million that effectively convert an equal portion of its debt from a floating rate to a fixed rate. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates. The fair value of the Company’s derivative consolidated financial instruments at October 7, 2001, is a liability of $1.4 million, which is included in other liabilities on the face of the consolidated balance sheet. The fair value adjustment resulted in the recognition of unrealized losses of $904,000, net of related income taxes of $481,000, in accumulated other comprehensive loss.

D.     COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and other comprehensive income attributable to unrealized gains and losses on derivative financial instruments and unrealized gains and losses on available for sale securities. Other comprehensive loss, net of tax, for the third quarter of 2001 was $538,000, consisting solely of an unrealized loss on derivative financial instruments. Other comprehensive loss, net of tax, for the third quarter of 2000 was $74,000.

     Other comprehensive loss, net of tax, for the first 40 weeks of 2001 was $683,000. The other comprehensive loss is comprised of an unrealized loss on derivative financial instruments of $904,000, net of tax, offset by the effect of a loss of $221,000, net of tax, recognized in earnings related to available for sale securities. Other comprehensive gain, for the first 40 weeks of 2000 was $34,000.

E.     LITIGATION

     In November 2000, the Company was sued by the Two Mile Partners in the circuit court for Montgomery County, Tennessee. Two Mile Partners is a Tennessee general partnership whose partners were the late David K. Wachtel, Jr., who owned 75% and was the managing partner of the partnership and was a former director and officer and a principal shareholder of the Company, and Gregory L. Burns, who owns 25% of the partnership and is the Company’s Chairman of the Board and Chief Executive Officer. Prior to Mr. Wachtel’s death in November, 2001, all decisions regarding the prosecution of this suit by Two Mile Partners were made by Mr. Wachtel in his capacity as general manager. Mr. Burns has recused himself from the Company’s discussions and considerations of any matters relating to this litigation, and he was also not involved in Two Mile Partners’ discussions or considerations regarding the litigation. In the complaint, Two Mile Partners is seeking $1.5 million in damages, plus interest, attorneys’ fees and costs as a result of the Company’s alleged breach of a lease entered into in 1985 for a restaurant property owned by the partnership and located in Clarksville, Tennessee. Two Mile Partners alleges that the Company breached a continuous operation provision in the lease by vacating the property in July 2000 and opening another O’Charley’s restaurant in Clarksville, Tennessee. On May 24, 2001, the court granted a motion for summary judgment filed by Two Mile Partners seeking to invalidate an amendment to the lease, which granted the Company the right to terminate the lease. The court held that the amendment to the lease was executed by the parties without consideration and that the amendment is void and unenforceable. The Company believes the amendment to the lease is enforceable and that it terminated the lease in accordance with its terms and sought an interlocutory appeal from the court’s order. The right to seek an interlocutory appeal was granted by the trial court and the court of appeals. In the event the Company does not prevail on appeal, the parties will proceed to a trial to determine the amount of damages owed by the Company. After any such trial, the Company will have the right to appeal any issues determined on summary judgment or at the trial. The Company intends to continue to defend this case vigorously and cannot predict its outcome.

F. LONG-TERM DEBT

     On July 9, 2001, the Company entered into an amendment to its revolving credit agreement that extended the maturity date of the facility from May 31, 2003 to October 5, 2006. The other terms and conditions of the credit facility were not changed.

G. ASSET IMPAIRMENT AND EXIT COSTS

     During the 2001 third quarter, management made the decision to close five stores at various specific dates over the next twelve months. This decision followed a review of historical and projected cash flows of the Company’s stores in view of the difficult economic environment in which the Company is operating. As a result of this decision, the Company recognized a charge during the third quarter for asset impairment and exit costs totaling $5.8 million. This amount includes an asset impairment charge of approximately $5.0 million related to building, leasehold improvement and equipment write-downs, and an exit cost accrual of approximately $800,000 relating primarily to minimum property lease payments from the post-closure date to the projected sublease date. With respect to the asset impairment charge, fair value was determined by discounting projected cash flow for each location over its remaining operating period, including the estimated proceeds from the disposition of such assets. The exit cost accrual is reflected in accrued expenses on the accompanying consolidated balance sheet at October 7, 2001.

H. NEW ACCOUNTING PRONOUNCEMENTS

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

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $9.9 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $419,000 for the 40 weeks ended October 7, 2001 and $335,000 for the year ended December 31, 2000. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

     At October 7, 2001, we operated 159 O’Charley’s restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia and three Stoney River restaurants in suburban Atlanta and Chicago. O’Charley’s are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value-oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment.

     Beginning in April of this year, we began to see a decline in consumer spending and based on this and other data, we believe the U.S. economy is currently in a slowdown mode if not a recession. We believe the current economic environment including the shift in consumer spending has negatively affected our average check as customers have focused more on value oriented menu items. Our earnings have been affected by this trend as well as by higher operating costs and increased marketing expenditures. We increased our marketing expenditures in an effort to maintain market share and customer traffic in a slowing economy. Our earnings for the third quarter were also negatively affected by a $5.8 million asset impairment and exit cost charge related to our decision to close five restaurants over the next twelve months.

     We operate a commissary for the primary purpose of providing our restaurants with consistent quality food products that meet our specifications while obtaining lower prices for those items through volume purchasing. A substantial majority of the food products served in our restaurants are distributed to the restaurants by the commissary. In addition to purchasing food and other non-food products, the commissary manufactures certain proprietary products and ages and cuts red meat into steaks in its USDA-approved and inspected facility. The commissary’s profits resulting from sales to company restaurants are consolidated into the cost of food, beverage and supplies line item in our financial statements.

     The following table reflects changes in the number of O’Charley’s restaurants during the first three quarters of 2001 and 2000.

Restaurants	2001	2000

In operation, beginning of period	138	117

Restaurants opened, first quarter	9	8

Restaurants opened, second quarter	7	6

Restaurants opened, third quarter	5	4

In operation, end of period	159	135

     On May 26, 2000, we purchased two existing Stoney River restaurants and all associated trademarks and intellectual property for approximately $15.8 million in a cash transaction accounted for as a purchase. Accordingly, the results of operations of the Stoney River restaurants have been included in our consolidated results of operations since the date of acquisition. The transaction includes an earn-out provision pursuant to which we may be required to pay the former owners up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The potential earn-out is based on the Stoney River Legendary Steaks concept achieving certain performance thresholds (income before taxes and preopening costs) for the year in question. Our interest expense increased as a result of the indebtedness incurred to finance the acquisition. Our depreciation and amortization increased as a result of the $10.6 million of goodwill associated with the acquisition that is currently being amortized over 20 years. Goodwill will increase to the extent we are required to make payments to the former owners pursuant to the earn-out provision. Beginning in fiscal year 2002, the Company will no longer be required to amortize goodwill. However, we will be required to test the goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets” as discussed in note H in the notes to unaudited consolidated financial statements. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

     We have completed our feasibility study on franchising our O’Charley’s restaurant concept and are working on an implementation plan that we expect to be completed in 2002. There are certain legal and administrative expenses which we may incur during the development stage of this program which will not necessarily be offset by franchising revenue. The establishment of franchising operations could have an adverse effect on our operating results until such time, if ever, as those operations begin to generate revenues in excess of their related expenses.

     Revenues consist of restaurant sales and to a lesser extent commissary sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs.

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

     Payroll and Benefits includes payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries and bonuses, hourly wages for store level employees, payroll taxes, workers’ compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have an incentive bonus plan that compensates restaurant management for achieving and exceeding certain restaurant level financial targets and performance goals. We typically pay our employees more than minimum wage and do not expect an immediate adverse effect on our financial performance from any further increase in the federal minimum wage rate. However, as in prior years, we do expect that overall wage inflation will be higher for several years following any minimum wage increase. As Congress has raised the federal minimum wage rate in recent years, the base wage rate for our tipped employees has remained at $2.13 per hour. Any increase to the base wage rate for our tipped employees would increase payroll costs.

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

     Restaurant Operating Income is defined as restaurant sales less cost of restaurant sales. Cost of restaurant sales, for purposes of this discussion, consists of cost of food, beverage and supplies, payroll and benefits and restaurant operating costs. While restaurant operating income is a non-GAAP measurement, the Company believes it is a relevant and useful metric in discussing the Company’s operating results.

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

     Depreciation and Amortization primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life. Depreciation and amortization also includes amortization of goodwill, which relates primarily to the acquisition of the Stoney River concept. Our depreciation and amortization increased as a result of the $10.6 million of goodwill incurred in connection with our May 2000 acquisition of the Stoney River Legendary Steaks concept. Goodwill associated with the acquisition will increase to the extent we are required to make payments pursuant to the earn-out provision discussed above. In accordance with SFAS 141 and SFAS 142 as discussed in note H to the notes to unaudited consolidated financial statements, we will no longer be required to amortize goodwill beginning in fiscal January 2002.

     Preopening Costs includes operating costs and expenses incurred prior to a new restaurant opening. The amount of preopening costs incurred in any one period includes costs incurred for restaurants opened during the period and under development. Our preopening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur average preopening costs of approximately $220,000 for each new O’Charley’s restaurant. We anticipate higher average preopening costs for each Stoney River restaurant we open.

     The following section should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the third quarter and the first 40 weeks of 2001 and 2000 as a percentage of total revenues unless otherwise indicated. Each of the third quarters was comprised of 12 weeks.

	Third Quarter		First 40 weeks

	2001	2000	2001	2000

REVENUES:

Restaurant sales	99.1%	99.0%	99.1%	99.0%

Commissary sales	0.9%	1.0%	0.9%	1.0%

	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:

Cost of restaurant sales: (1) Cost of food, beverage and supplies	33.3%	33.2%	32.7%	32.7%

Payroll and benefits	31.0%	30.8%	31.2%	30.8%

Restaurant operating costs	14.7%	13.9%	14.2%	14.0%

	79.0%	77.9%	78.1%	77.5%

Restaurant operating margin (2)	21.0%	22.1%	21.9%	22.5%

Cost of commissary sales (3)	93.7%	93.9%	93.9%	93.6%

Advertising, general and administrative expenses	7.1%	6.4%	6.6%	6.6%

Depreciation and amortization	5.1%	5.0%	4.9%	4.8%

Asset impairment and exit costs	5.5%	—	1.7%	—

Preopening costs	1.1%	1.1%	1.5%	1.3%

INCOME FROM OPERATIONS	2.0%	9.4%	7.0%	9.7%

OTHER (INCOME) EXPENSE:

Interest expense, net	1.3%	2.1%	1.5%	1.9%

Other, net	0.0%	0.0%	0.0%	0.0%

EARNINGS BEFORE INCOME TAXES	0.7%	7.3%	5.5%	7.8%

INCOME TAXES	0.2%	2.5%	1.9%	2.7%

NET EARNINGS	0.5%	4.8%	3.6%	5.1%

(1)	As a percentage of restaurant sales.

(2)	Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales. While restaurant operating margin is a non-GAAP measurement, the Company believes it is a relevant and useful metric in discussing the Company’s operating results.

(3)	As a percentage of commissary sales.

THIRD QUARTER AND FIRST 40 WEEKS OF 2001 VERSUS THIRD QUARTER AND
FIRST 40 WEEKS OF 2000

     Total Revenues in the third quarter of 2001 increased $16.6 million, or 18.6%, to $105.8 million from $89.1 million in the third quarter of 2000, primarily as a result of an increase in restaurant sales of $16.5 million, or 18.7%. The increase in restaurant sales was attributable to 24 new O’Charley’s restaurants, one new Stoney River restaurant and an increase in same store sales at our O’Charley’s restaurants of 1.5%. The increase in same store sales resulted from an increase in both our check average and guest traffic. In January of this year, we increased our menu prices by approximately 2%. However, near the end of the first quarter, we believe there was a shift in consumer spending and changes in consumer confidence related to the economy that has continued through the third quarter and was exacerbated by the tragic events surrounding September 11. We believe consumers are spending less and are more concerned about the price/value relationship. In response to this slowdown in the economy, we promoted lower priced entrees during the third quarter, which has caused our check average to be lower than expected, given the 2% increase in January. We expect to continue promoting lower priced entrees through the end of 2001.

     For the first 40 weeks of 2001, total revenues increased $58.3 million, or 20.8%, to $339.2 million from $280.9 million in 2000, primarily as a result of an increase in restaurant sales of $58.0 million, or 20.9%. The increase in restaurant sales was attributable to 24 new O’Charley’s restaurants, one new Stoney River restaurant, and an increase in same store sales at our O’Charley’s restaurants of 2.0%.

     Cost of Food, Beverage and Supplies in the third quarter of 2001 increased $5.5 million, or 18.9%, to $34.9 million from $29.3 million in the third quarter of 2000. As a percentage of restaurant sales, cost of food, beverage and supplies increased to 33.3% in the third quarter of 2001 from 33.2% in the third quarter of 2000. We attribute the higher food cost percentage in the third quarter primarily to an increase in red meat costs and the promotion of selected lower price menu entrees as discussed above, partially offset by decreases in the cost of certain other food items and efficiencies in our stores and commissary.

     For the first 40 weeks of 2001, the cost of food, beverage and supplies increased $19.1 million, or 21.0%, to $109.9 million from $90.8 million in the same period of 2000. As a percentage of restaurant sales, these costs remained at 32.7%. We anticipate continued increases in red meat costs for the remainder of 2001. There can be no assurance that events outside our control will not result in further increases in food costs as a percentage of restaurant sales.

     Payroll and Benefits in the third quarter of 2001 increased $5.4 million, or 19.7%, to $32.5 million from $27.2 million in the third quarter of 2000. As a percentage of restaurant sales, payroll and benefits increased to 31.0% from 30.8% in the third quarter of 2000. For the first 40 weeks of 2001, payroll and benefits increased $19.5 million, or 22.8%, to $105.0 million from $85.6 million in the same period of 2000. As a percentage of restaurant sales, payroll and benefits increased to 31.2% from 30.8% in 2000. Increases in the quarter and the first 40 weeks were attributable to increasing employee benefit costs, primarily health insurance and workers compensation cost, and increasing wage rates and salaries for restaurant support staff and management in 2001. We anticipate continued wage rate increases and higher employee benefits costs for the remainder of 2001.

     Restaurant Operating Costs in the third quarter of 2001 increased $3.1 million, or 25.0%, to $15.4 million from $12.3 million in the third quarter of 2000. Restaurant operating costs, as a percentage of restaurant sales, increased to 14.7% in the third quarter of 2001 from 13.9% in the third quarter of 2000. The increase in restaurant operating costs for the third quarter was primarily attributable to increases in supervisory expenses, utilities, and general liability insurance. We anticipate continued increases in general liability insurance expenses for the remainder of 2001.

     For the first 40 weeks of 2001, restaurant operating costs increased $8.6 million, or 22.1%, to $47.7 million from $39.0 million in 2000. Restaurant operating costs, as a percentage of restaurant sales, increased to 14.2% for the first 40 weeks of 2001, from 14.0% in the same period of 2000.

     Restaurant Operating Income in the third quarter of 2001 increased $2.5 million, or 12.9%, to $22.0 million from $19.5 million in the third quarter of 2000. Restaurant operating margin, which reflects restaurant operating income as a percentage of restaurant sales, decreased to 21.0 % in 2001 from 22.1% in 2000. For the first 40 weeks of 2001, restaurant operating income increased $10.8 million, or 17.3%, to $73.4 million from $62.6 million in the same period of 2000. Restaurant operating margin decreased to 21.9% in 2001 from 22.5% in the same period of 2000. The decrease in restaurant operating margin resulted from increases in the payroll and benefit costs and restaurant operating costs.

     Advertising, General and Administrative Expenses for the third quarter increased $1.8 million, or 31.7%, to $7.6 million in 2001 from $5.7 million in 2000. As a percentage of total revenue, advertising, general and administrative expenses increased to 7.1% in 2001 from 6.4% in 2000. Advertising expenditures were $3.4 million in the third quarter of 2001, an increase of 54.8% from the $2.2 million expended in the third quarter of 2000. As a percentage of restaurant sales, advertising increased to 3.3% in the third quarter of 2001 from 2.5% in the third quarter of 2000. The increase in advertising as a percentage of restaurant sales was attributable to increased media advertising targeting value-oriented customers in response to the slowing United States economy. We expect to continue to spend a similar percentage of sales on advertising through the end of 2001. General and administrative expenses increased 17.4% to $4.1 million in the third quarter of 2001 from $3.5 million in the third quarter of 2000. As a percentage of total revenue, general and administrative expenses decreased to 3.9% in the third quarter of 2001 from 4.0% in the third quarter of 2000.

     For the first 40 weeks of 2001, advertising, general and administrative expenses increased $3.9 million, or 21.2%, to $22.3 million in 2001 from $18.4 million in the same period in 2000. As a percentage of total revenue, advertising, general and administrative expenses were 6.6% in the first 40 weeks of 2001 and 2000. Advertising expenditures in the first 40 weeks of 2001 increased $2.6 million, or 36.6%, to $9.8 million from $7.2 million in the same period in 2000. As a percentage of restaurant sales, advertising increased to 2.9% in the first 40 weeks of 2001 from 2.6% in the same period in 2000. General and administrative expenses increased 11.4% to $12.5 million in the first 40 weeks of 2001 from $11.2 million in the first 40 weeks of 2000. As a percentage of total revenue, general and administrative expenses decreased to 3.7% of sales in the first 40 weeks of 2001 from 4.0% in the same period in 2000. The decrease in general and administrative expenses in the third quarter and first 40 weeks of 2001 was primarily due to decreases in bonus and legal expenses.

     Depreciation and Amortization in the third quarter of 2001 increased $1.0 million, or 21.7%, to $5.4 million from $4.4 million in the third quarter of 2000. As a percentage of total revenue, depreciation and amortization increased to 5.1% in the third quarter of 2001 from 5.0% in the third quarter of 2000. For the first 40 weeks of 2001, depreciation and amortization expense increased $3.3 million, or 24.7%, to $16.7 million from $13.4 million in 2000 and, as a percentage of revenue, increased to 4.9% in 2001 from 4.8% in 2000. The increase in depreciation and amortization expense is primarily attributable to the growth in the number of new restaurants, capital expenditures for improvements to existing restaurants and the amortization of goodwill associated with the acquisition of the Stoney River Legendary Steaks concept. In accordance with SFAS 141 and SFAS 142 as discussed in note H to the notes to unaudited consolidated financial statements, we will no longer be required to amortize goodwill beginning in January 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

     Asset Impairment and Exit Costs for the third quarter and first 40 weeks were $5.8 million. During the 2001 third quarter, management made the decision to close five stores at various specific dates over the next twelve months. The decision followed a review of historical and projected cash flows of the Company’s stores in view of the difficult economic environment in which the Company is operating. As a result of this decision, the Company recognized a charge during the third quarter for asset impairment of approximately $5.0 million and exit costs of approximately $800,000 associated with certain related lease commitments. Since the end of the third quarter, the Company closed one of those restaurants.

     Preopening Costs in the third quarter of 2001 increased 23.2% to $1.2 million from $985,000 in 2000. As a percentage of total revenue, preopening costs remained at 1.1% in the third quarter of 2001 and 2000. For the first 40 weeks of 2001, preopening costs increased 34.7% to $5.1 million from $3.8 million for the same period in 2000. As a percentage of total revenue, preopening costs increased to 1.5% in the first 40 weeks of 2001 from 1.3% for the same period in 2000. The increase in preopening costs was primarily attributable to the opening of one new Stoney River restaurant. Preopening costs are expected to be higher for the Stoney River concept.

     Income from Operations in the third quarter decreased $6.3 million, or 74.5%, to $2.1 million in 2001 from $8.4 million in 2000. For the first 40 weeks of 2001, income from operations decreased $3.5 million, or 12.8%, to $23.7 million from $27.2 million for the same period in 2000. Excluding the effect of the asset impairment and exit costs, income from operations in the third quarter decreased by approximately $500,000. We attribute this decrease in operating income primarily to lower than expected average unit sales and to increased restaurant cost of sales, including higher red meat costs, employee benefit costs, utilities and supervisory expenses. Additionally, as previously mentioned, we substantially increased our advertising expenditures which reduced our income from operations.

     Interest Expense, net decreased $500,000 in the third quarter of 2001 to $1.4 million from $1.9 million in 2000. For the first 40 weeks of 2001 interest expense, net decreased $200,000 to $5.1 million from $5.3 million in the same period in 2000. On April 11, 2001, we completed an offering of 2.3 million shares of our common stock. The total net proceeds were approximately $41.7 million and were used to reduce borrowings under our revolver. As a result, interest expense decreased in the third quarter of 2001 compared to the third quarter of 2000. Additionally, interest expense has decreased due to lower effective interest rates in 2001, as compared to 2000.

     Earnings before Income Taxes for the third quarter of 2001 decreased $5.8 million, or 88.4%, to $759,000 from $6.5 million in 2000. For the first 40 weeks of 2001, earnings before income taxes decreased $3.3 million, or 15.2%, to $18.5 million from $21.9 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of capital have historically been cash provided by operations, borrowings under our revolving credit facility and capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants.

     Cash provided by operations was $24.1 million for the first 40 weeks of 2001, compared to $23.7 million for the same period in 2000. Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, and does not indicate a lack of liquidity. We expect to meet our obligations as they come due through available cash and internally generated funds, supplemented as necessary by our revolving line of credit. At October 7, 2001, the working capital deficiency was $9.8 million. The total net decrease in cash was $1.9 million in the first 40 weeks of 2001.

     On April 11, 2001, we completed an offering of 2.3 million shares of our common stock at $19.50 per share. The total net proceeds were approximately $41.7 million and were used to reduce borrowings under our revolving credit facility.

     Net reductions to our revolving credit facility in the first 40 weeks of 2001 were $9.6 million, reducing the amount outstanding under our revolving credit facility from $92 million at December 31, 2000 to $82.4 million at October 7, 2001. Our revolving credit facility provides for a maximum borrowing capacity of $135.0 million; however, the maximum borrowing capacity under our revolving credit facility is reduced by amounts financed under our synthetic lease facility described below. The average interest rate on amounts outstanding under the revolver at October 7, 2001 was 5.4% as compared with 7.4% at December 31, 2000. On July 9, 2001, our revolving credit facility was amended to extend the maturity date to October 5, 2006 with similar terms and conditions. Our revolving credit facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, sales of assets, mergers and the payment of dividends. In the first 40 weeks of 2001, we repaid $6.3 million in principal on our capitalized lease obligations.

     As of October 7, 2001, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $70.0 million of our outstanding debt at a weighted-average interest rate of 5.7%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. The swap agreements expire as follows: $50.0 million in December 2001, $10.0 million in January 2004 and $10.0 million in January 2006.

     On October 10, 2000, we entered into agreements providing for a five-year synthetic lease facility pursuant to which the lessor has agreed to acquire or construct up to $25.0 million of properties and lease the properties to us. The terms of the facility provide for a separate operating lease agreement to be entered into for each property upon completion of acquisition or construction, each with a lease term ending October 5, 2006. Monthly rental payments for each property lease are based on the total costs advanced by the lessor to acquire or construct such property, and the amount of those payments varies based upon the floating interest rate in effect from time to time under our revolving credit facility. At October 7, 2001, the monthly lease payment for these properties was based on an interest rate of 4.3%, and the lessor’s total accumulated cost of properties acquired under the facility was approximately $6.3 million. The lease facility requires us to meet certain financial and other covenants similar to the covenants and restrictions contained in our revolving credit facility. The acquisition and construction costs paid by the lessor under the synthetic lease facility reduce the maximum borrowing capacity under our $135.0 million revolving credit facility as described above.

     Upon the expiration of the synthetic lease facility, we may seek to renew the facility. Any renewal of the facility requires the lessor’s consent. If we are unable to or choose not to renew the facility, we have the option to sell the properties to third parties on behalf of the lessor, surrender the properties to the lessor or purchase the properties at their original cost. If we sell the properties to third parties for less than their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to any shortfall, not to exceed 85% of the aggregate original cost of the properties. To the extent the aggregate sales proceeds exceed the aggregate original cost of the properties, the lessor is required to remit any excess to us. If we surrender the properties to the lessor, we are obligated, under our residual value guarantee, to pay the lessor an amount equal to 85% of the aggregate original cost of such properties. If the lessor later sells such properties to third parties, the lessor must remit the sales proceeds to us to the extent the sale proceeds, plus the amount of our residual value guarantee payment, exceeds the aggregate original cost of the properties. There can be no assurance that we will be able to renew the facility or sell the properties to third parties, and we will require substantial additional financing if we purchase these properties or surrender the properties to the lessor upon the expiration of the synthetic lease facility. We believe that the anticipated fair value of the properties currently leased under this facility could eliminate or substantially reduce our exposure under the residual value guarantee with respect to those properties. However, there can be no assurance that we will not be required to make substantial payments to satisfy this guarantee or the guarantee on any other properties that may be constructed or purchased by the lessor in the future under this facility.

     Property and equipment expenditures were $59.0 million in the first 40 weeks of 2001, including $3.5 million of equipment acquired under capital leases. These additions were made primarily for 21 new O’Charley’s restaurants opened during the year, restaurants under construction at October 7, 2001, expansion of the Stoney River concept, improvements to existing restaurants and property purchases for stores expected to open subsequent to 2001.

     Our capital budget includes approximately $10.0 million to $15.0 million in capital expenditures for the remainder of 2001. These expenditures are for the three additional O’Charley’s restaurants which opened during the fourth quarter of 2001, improvements to existing O’Charley’s restaurants and for stores under construction expected to open in 2002. As of October 7, 2001, we had eight O’Charley’s restaurants under construction. There can be no assurance that actual capital expenditures for the remainder of 2001 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites. We expect to finance these capital expenditures with operating cash flows, borrowings under our revolving credit facility and capitalized lease obligations. We intend to continue financing the furniture, fixtures and equipment for our new restaurants primarily with capitalized lease obligations and to finance the acquisition and construction of certain properties with our revolving and synthetic lease facilities.

     We are currently evaluating a possible sale and leaseback facility whereby we would sell certain restaurant properties and lease those properties from the buyer. We currently anticipate that proceeds from the sale would be used primarily to repay indebtedness under our revolving credit facility. We cannot assure you that we will enter into a sale and leaseback facility or, if we do so, the number of restaurant properties that we may sell or the terms of the leases pursuant to which we lease properties from the buyer.

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

IMPACT OF INFLATION

     The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly coworkers. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Utility costs increased significantly during the first 40 weeks of 2001, which had a material impact on our restaurant operating costs in 2001. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

NOTE REGARDING FORWARD LOOKING INFORMATION

     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Forward-Looking Statements/Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Disclosure about Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company’s fixed-rate debt consists primarily of capitalized lease obligations and our variable-rate debt consists primarily of our revolving credit facility. In addition, lease payments under our synthetic lease facility are and will continue to be at variable rates based upon prevailing interest rates.

     As an additional method of managing our interest rate exposure on our revolving credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At October 7, 2001, we had in effect $70.0 million in swaps at an average fixed rate of 5.7%, $50.0 million of which matures in December 2001, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006.

PART II — OTHER INFORMATION

Item 1. Litigation

     In November 2000, the Company was sued by the Two Mile Partners in the circuit court for Montgomery County, Tennessee. Two Mile Partners is a Tennessee general partnership whose partners were the late David K. Wachtel, Jr., who owned 75% and was the managing partner of the partnership and was a former director and officer and a principal shareholder of the Company, and Gregory L. Burns, who owns 25% of the partnership and is the Company’s Chairman of the Board and Chief Executive Officer. Prior to Mr. Wachtel’s death in November, 2001, all decisions regarding the prosecution of this suit by Two Mile Partners were made by Mr. Wachtel in his capacity as general manager. Mr. Burns has recused himself from the Company’s discussions and considerations of any matters relating to this litigation, and he was also not involved in Two Mile Partners’ discussions or considerations regarding the litigation. In the complaint, Two Mile Partners is seeking $1.5 million in damages, plus interest, attorneys’ fees and costs as a result of the Company’s alleged breach of a lease entered into in 1985 for a restaurant property owned by the partnership and located in Clarksville, Tennessee. Two Mile Partners alleges that the Company breached a continuous operation provision in the lease by vacating the property in July 2000 and opening another O’Charley’s restaurant in Clarksville, Tennessee. On May 24, 2001, the court granted a motion for summary judgment filed by Two Mile Partners seeking to invalidate an amendment to the lease, which granted the Company the right to terminate the lease. The court held that the amendment to the lease was executed by the parties without consideration and that the amendment is void and unenforceable. The Company believes the amendment to the lease is enforceable and that it terminated the lease in accordance with its terms and sought an interlocutory appeal from the court’s order. The right to seek an interlocutory appeal was granted by the trial court and the court of appeals. In the event the Company does not prevail on appeal, the parties will proceed to a trial to determine the amount of damages owed by the Company. After any such trial, the Company will have the right to appeal any issues determined on summary judgment or at the trial. The Company intends to continue to defend this case vigorously and cannot predict its outcome.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the twelve weeks ended October 7, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc. (Registrant)

Date: 11-21-2001	By: /s/ Gregory L. Burns Gregory L. Burns Chief Executive Officer

Date: 11-21-2001	By: /s/ A. Chad Fitzhugh A. Chad Fitzhugh Chief Financial Officer