Form 10-K
period 2001-12-30
O CHARLEYS INC
filed 2002-04-01
CIK 864233

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001
Commission file number 0-18629

                                O'CHARLEY'S INC.
             (Exact name of registrant as specified in its charter)

            Tennessee                                 62-1192475
   -------------------------------                 -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

          3038 Sidco Drive
        Nashville, Tennessee                             37204
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                         (615) 256-8500

Securities registered pursuant to
Section 12(b) of the Act:                    None

Securities registered pursuant to
Section 12(g) of the Act:                    Common Stock, no par value
                                             Series A Junior Preferred Stock
                                             Purchase Rights

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 25, 2002 was approximately $365.0 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock. The market value calculation was determined using the closing sale price of the registrant's common stock on March 25, 2002 ($22.26) as reported on the Nasdaq National Market.

         The number of shares of common stock outstanding on March 25, 2002 was 18,882,502.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                    Documents from which portions are
Part of Form 10-K                   incorporated by reference
-----------------                   ---------------------------------

Part III Proxy Statement relating to the registrant's Annual Meeting of Shareholders to be held May 9, 2002

                                O'CHARLEY'S INC.

                                     PART I

ITEM 1.  BUSINESS.

         As of December 30, 2001, we operated 161 O'Charley's restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia, and two Stoney River Legendary Steaks restaurants in Atlanta, and one in Chicago. O'Charley's is a leading casual dining restaurant concept known for its high quality, freshly prepared food, moderate prices and friendly and attentive customer service. Stoney River Legendary Steaks restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering the high-quality food and attentive customer service typical of high-end steakhouses at more moderate prices.

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

         Provide an Attractive Price-to-Value Relationship. We believe that the pricing strategy for our O'Charley's restaurants, as well as the generous portions we serve, create an attractive price-to-value relationship. This strategy, coupled with our high food quality, is intended to appeal to a broad spectrum of customers from a diverse income base, including mainstream casual dining customers, as well as upscale casual dining and value oriented customers. Lunch entrees range in price from $6.49 to $7.99, with dinner entrees ranging from $6.49 to $16.99. In 2001, the average check per customer, including beverages, was $9.68 for lunch and $12.43 for dinner.

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

         Create a Casual, Neighborhood Atmosphere Through Our Restaurant Design. We seek to create a casual, neighborhood atmosphere in our O'Charley's restaurants through an open layout and exposed kitchen and by tailoring the decor of our restaurants to the local community. The prototypical O'Charley's restaurant is a free-standing brick building containing approximately 6,800 internal square feet and seating for approximately 275 customers, including approximately 52 bar seats. The exterior features old-style red brick, bright red and green neon borders, multi-colored awnings and attractive landscaping. The interior is open, casual and well lighted and features warm woods, exposed brick, color prints and hand-painted murals depicting local history, people, places and events. In addition, the kitchen design provides flexibility in the types of food items that can be prepared so that we can adapt to changing customer tastes and preferences. We periodically update the interior and exterior of our restaurants to reflect refinements in the concept and respond to changes in customer tastes and preferences.

         Provide an Attractive Operating Environment for Our Employees. We believe that a well-trained, highly-motivated restaurant management team is critical to achieving our operating objectives. Our training and compensation systems are designed to create accountability at the restaurant management level for the performance of each restaurant. We invest significant resources to train, motivate and educate our restaurant level managers and hourly employees and operate an approximately 9,500 square foot management training facility at our home office in Nashville, Tennessee. Each new manager participates in a comprehensive ten-week training program that combines hands-on experience in one of our training restaurants and instruction at the training facility. To instill a sense of ownership, a large portion of the compensation of our restaurant level managers is based upon restaurant operating results, employee turnover and mystery shopper reports. This focus on restaurant level operations is intended to create a "single store mentality" and provide an incentive for managers to improve same store sales and restaurant operating results. We believe our strong focus on employee satisfaction has resulted in a decrease in our employee turnover rate in each of the past five years.

         Leverage Our Commissary Operations. We operate an approximately 220,000 square foot commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our restaurants. The commissary operates a USDA-approved and inspected facility at which we age and cut our beef and a production facility at which we prepare the yeast rolls, salad dressings and sauces served in our O'Charley's restaurants. We believe our commissary enhances restaurant operations by maintaining consistent food quality, helping to ensure reliable distribution services to our restaurants and simplifying our restaurant managers' food cost management responsibilities. We attribute the decreases in food cost as a percentage of our restaurant sales over the past four years, in part, to the financial leverage generated from the increased purchasing volumes and operating efficiencies of our commissary. In 2001, we completed an expansion of our commissary facilities to add approximately 15,500 square feet of refrigerated storage and 36,000 square feet of production facilities, which we believe will enable us to meet a substantial majority of the distribution needs of our existing and planned restaurants for the next several years.

         Pursue Disciplined Growth Strategy. During 2001, we opened 24 new O'Charley's restaurants in the following markets:

         Atlanta, Georgia(2)                Kingsport, Tennessee
         Charleston, South Carolina         Mobile, Alabama
         Charlotte, North Carolina(2)       Nashville, Tennessee
         Cincinnati, Ohio(2)                Panama City, Florida
         Columbus, Ohio                     Raleigh, North Carolina
         Destin, Florida                    Richmond, Virginia(2)
         Indianapolis, Indiana(2)           Springfield, Illinois(2)
         Jonesboro, Arkansas                St. Louis, Missouri(3)

     We plan to open 18 to 22 O'Charley's restaurants in 2002. We intend to continue to develop new O'Charley's restaurants in our target markets, primarily in the Southeast and Midwest. Our target markets include both metropolitan markets and smaller markets in close proximity to metropolitan markets where we have a significant presence. Our strategy is to cluster our new restaurants to enhance supervisory, marketing and distribution efficiencies.

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

THE STONEY RIVER LEGENDARY STEAKS CONCEPT

         Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering the high-quality food and attentive customer service typical of high-end steakhouses at more moderate prices. Stoney River restaurants have an "upscale mountain lodge" design with a large stone fireplace, plush sofas and rich woods that make the interior of the restaurant inviting and comfortable. The menu features hand-cut, premium midwestern beef along with fresh seafood and a variety of other gourmet entrees. An extensive assortment of freshly prepared salads and side dishes is available a la carte. The menu also includes several specialty appetizers and desserts. The price range of entrees is $16.95 to $29.95. In 2001, the average check per customer was $33.96. Stoney River restaurants are open for dinner during the week and opening times on the weekend vary by location with some opening at noon and others opening in the early afternoon. During 2001, we opened one new Stoney River restaurant in Chicago. We plan to open two Stoney River restaurants in 2002. Our growth strategy for the Stoney River concept is to concentrate on major metropolitan markets in the Southeast and Midwest with disciplined, controlled development and the potential to accelerate development over the next several years. At December 30, 2001, we operated three Stoney River restaurants: two in Atlanta and one in Chicago.

O'CHARLEY'S RESTAURANT OPERATIONS

         Restaurant Management. Each O'Charley's restaurant requires an effective management team in order to ensure high quality food and attentive service. Each restaurant typically has five to six managers (a general manager, two to three assistant managers, a kitchen manager and an assistant kitchen manager) and an average of approximately 80 full-time and part-time employees. We employ area supervisors who have day-to-day responsibility for the operating performance of approximately three to six O'Charley's restaurants. In certain larger markets, we have district directors who supervise 16 to 20 restaurants. Our four regional directors each currently supervise 31 to 60 restaurants in their respective regions and are directly involved in the development of new O'Charley's restaurants. Our Executive Vice President, Operations oversees all O'Charley's restaurant operations.

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

         We believe that our compensation plans, particularly the bonus plans, encourage the general managers to establish and implement an annual strategy. Area supervisors, district directors, regional directors and senior management also are eligible to receive performance based cash bonuses and participate in the senior management stock program pursuant to which they receive stock options, the vesting of which can be accelerated based on our achievement of certain specified financial targets.

         Recruiting and Training. We emphasize the careful selection and training of all restaurant employees. The restaurant management recruiting and training program begins with an evaluation and screening program. In addition to multiple interviews and background and experience verification, we conduct a testing procedure designed to identify those applicants who we believe are well suited to manage restaurant operations. Management trainees are required to complete a ten-week training program, a portion of which is conducted at our training center in Nashville, Tennessee. The training facility has a theater-style auditorium, facilities for operational and information services training and an area for team-building exercises. The program familiarizes new managers with the responsibilities required at an individual restaurant and with our operations, management objectives, controls and evaluation criteria before they assume restaurant management responsibility. Each new hourly employee is trained by an in-restaurant trainer called an "ETE" (Educator Through Excellence). Each restaurant has approximately 14 ETE's who are qualified and tested in their area of responsibility. Restaurant level management is responsible for the hiring and training of servers and kitchen staff, but they typically involve hourly employees in the process.

COMMISSARY OPERATIONS

         We operate an approximately 220,000 square foot commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our restaurants. The commissary operates a USDA-approved and inspected facility at which we age and cut our beef and a production facility at which we manufacture O'Charley's yeast rolls, salad dressings and sauces. The commissary primarily services our restaurants; however, it also sells food products and supplies to certain other customers, including retail grocery chains, mass merchandisers and wholesale clubs. Food products and other restaurant supplies are distributed to our restaurants twice each week by our trucks. Seafood and some produce, which require more frequent deliveries, are typically purchased locally by restaurant management to ensure freshness. In 2001, we completed an expansion of our commissary facilities to add additional capacity. The commissary contains approximately 45,000 square feet of dry storage, approximately 52,000 square feet of refrigerated storage, approximately 52,000 square feet of production facilities and approximately 71,000 square feet of office and additional warehouse facilities.

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

         Advertising and Marketing. We have an ongoing advertising and marketing plan for the development of television, radio and newspaper advertising for our O'Charley's restaurants and also use point of sale and local restaurant marketing. We focus our marketing efforts on building brand loyalty and emphasizing the distinctiveness of the O'Charley's atmosphere and menu offerings. We conduct annual studies of changes in customer tastes and preferences and are continually evaluating the quality of our menu offerings. During 2001, our advertising expenses were approximately 3.0% of restaurant sales. In addition to advertising, we encourage unit level personnel to become active in their communities through local charities and other organizations and sponsorships. We are currently developing an advertising and marketing plan for our Stoney River restaurants.

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

         Human Resources. We maintain a human resources department that supports restaurant operations through the design and implementation of policies, programs, procedures and benefits for our employees. The human resources department also includes an employee relations manager and maintains a toll-free number for employee comments and questions. We conduct annual "Impact" meetings at our O'Charley's restaurants that provide a forum for corporate management to receive feedback from restaurant managers and hourly employees. We have had in place for several years a plan to foster diversity throughout our workforce.

         We maintain a company-wide alternative dispute resolution program pursuant to which employees use a three-tiered dispute resolution process that involves an open door policy, mediation and, if necessary, binding arbitration. We believe this alternative dispute resolution program helps us and our employees to resolve issues that arise in the workplace without litigation and enhances our relationship with our employees.

RESTAURANT LOCATIONS

         At December 30, 2001, we operated 161 O'Charley's and three Stoney River Legendary Steak restaurants. As of that date, we owned the land and building at 99 of our O'Charley's restaurants, leased the land and buildings at ten of our O'Charley's restaurants and leased the land only at 52 of our O'Charley's restaurants. The following table sets forth the markets in which our O'Charley's restaurants were located at December 30, 2001, including the number of restaurants in each market. Two of our Stoney River restaurants are located in Atlanta and the other Stoney River restaurant is located in Chicago. We own the land and building at one of our Stoney River restaurants in Atlanta and lease the land only at our other Stoney River restaurants in Atlanta and Chicago.

ALABAMA                              KENTUCKY                           OHIO
  Birmingham(6)                        Bowling Green                      Cincinnati(7)
  Decatur                              Elizabethtown                      Columbus(5)
  Dothan                               Florence                           Dayton(2)
  Florence                             Frankfort                        SOUTH CAROLINA
  Huntsville(2)                        Hopkinsville                       Anderson
  Mobile(3)                            Lexington(3)                       Charleston
  Montgomery(2)                        Louisville(5)                      Columbia(2)
  Oxford                               Owensboro                          Greenville
  Tuscaloosa                           Paducah                            Greenwood
ARKANSAS                               Richmond                           Rock Hill
   Jonesboro                         MISSISSIPPI                          Spartanburg
FLORIDA                                Biloxi                           TENNESSEE
  Destin                               Hattiesburg                        Chattanooga(2)
  Panama City                          Jackson                            Clarksville(2)
  Pensacola                            Meridian                           Cleveland
GEORGIA                                Pearl                              Cookeville
  Atlanta(14)                          Southhaven                         Gatlinburg
  Canton                               Tupelo                             Jackson
  Columbus                           MISSOURI                             Johnson City
  Dalton                               St. Louis(4)                       Kingsport
  Gainesville                        NORTH CAROLINA                       Knoxville(5)
  Macon(2)                             Asheville                          Memphis(3)
ILLINOIS                               Burlington                         Morristown
  Champaign                            Charlotte(6)                       Murfreesboro
  O'Fallon                             Fayetteville                       Nashville(11)
   Springfield(2)                      Greensboro                         Pigeon Forge
INDIANA                                Hickory                          VIRGINIA
  Bloomington                          Raleigh(4)                         Bristol
  Clarksville                          Winston-Salem                      Lynchburg
  Evansville(2)                                                           Roanoke
  Indianapolis(8)                                                         Richmond(2)
  Lafayette

FRANCHISING

         We have recently completed a detailed study of the potential franchising of the O'Charley's concept and, based upon the results of this study, intend to begin franchising O'Charley's restaurants in 2002. We expect to enter into franchising arrangements with experienced restaurant operators for the development of O'Charley's restaurants in areas that are outside of our current development and growth plans. Franchisees will be required to comply with our specifications as to restaurant space, design and decor, menu items, principal food ingredients, employee training and day-to-day operations.

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

         Approximately 10% of our restaurant sales in 2001 was attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities. Similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect or, in an extreme case, terminate its operations. We have established standardized procedures for our restaurants designed to assure compliance with applicable codes and regulations.

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

EMPLOYEES

         At December 30, 2001, we employed approximately 4,750 full-time and 8,900 part-time employees, approximately 175 of whom were home office management and staff personnel, approximately 200 of whom were commissary personnel and the remainder of whom were restaurant personnel. None of our employees is covered by a collective bargaining agreement. We consider our employee relations to be good.

RISK FACTORS

         Some of the statements we make in this Annual Report on Form 10-K are forward-looking. Forward-looking statements are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "plan,"

"intend," "seek" or similar expressions. These forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, plans or expectations including, but not limited to, the discussions of our operating and growth strategy, projections of revenue, income or loss, information regarding future restaurant openings and capital expenditures, potential increases in food and other operating costs, and our development, expansion and franchising plans and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed below. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

OUR CONTINUED GROWTH DEPENDS ON OUR ABILITY TO OPEN NEW RESTAURANTS AND OPERATE OUR NEW RESTAURANTS PROFITABLY; WE MAY EXPERIENCE UNEXPECTED DELAYS IN OPENING NEW RESTAURANTS AND WE MAY NOT BE ABLE TO OPERATE NEW RESTAURANTS PROFITABLY.

         A significant portion of our historical growth has been due to opening new restaurants. We opened 24 O'Charley's restaurants and one new Stoney River restaurant in 2001 and plan to open 18 to 22 additional O'Charley's restaurants and two Stoney River restaurants during 2002. Our ability to open new restaurants will depend on a number of factors, such as:

         o        the selection and availability of quality restaurant sites;

         o        our ability to negotiate acceptable lease or purchase terms;

         o our ability to hire, train and retain the skilled management and other personnel necessary to open new restaurants;

         o our ability to secure the governmental permits and approvals required to open new restaurants;

         o our ability to manage the amount of time and money required to build and open new restaurants, including the possibility that adverse weather conditions may delay construction and the opening of new restaurants; and o the availability of adequate financing.

         Many of these factors are beyond our control. We cannot assure you that we will be successful in opening new restaurants in accordance with our current plans or otherwise or that our rate of future growth, if any, will not decline from our recent historical growth rates. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those of our existing restaurants, or that the new restaurants will be operated profitably. In May 2000, we acquired the Stoney River Legendary Steaks concept, including two Stoney River restaurants in suburban Atlanta. As of December 30, 2001, we have opened one Stoney River restaurant in the Chicago metropolitan area. These restaurants are more upscale than an O'Charley's restaurant and are more expensive to construct. We cannot assure you that we will be able to operate these restaurants profitably.

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

         We have completed a feasibility study on franchising our O'Charley's restaurant concept and are in the process of finalizing the proper legal and regulatory requirements in order to begin franchising. We have begun marketing the franchise concept, but we do not believe we will generate any revenue or profits in 2002. We project approximately $750,000 in expenditures for this franchising project in 2002, and we may continue to experience expenditures and losses until such time, if ever, that we generate sufficient revenue to cover these expenditures.

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

         In addition to our operating results, the operating results of other restaurant companies, changes in financial estimates or recommendations by analysts, adverse weather conditions, which can reduce the number of customers visiting our restaurants, increase food costs and delay the construction and opening of new restaurants, changes in general conditions in the economy or the financial markets or other developments affecting us or our industry, such as outbreaks of "mad cow" and "foot and mouth" disease, could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

         Preopening costs represent costs incurred prior to a restaurant opening for business. Prior to 1999, we capitalized preopening costs and amortized them over one year. Commencing in the first quarter of 1999, we expense preopening costs in the period in which those costs are incurred. See note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our preopening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings. This variability may increase in future periods as we anticipate higher preopening costs for each Stoney River restaurant we open as compared to the average preopening costs for an O'Charley's restaurant. We typically incur most preopening costs for a new restaurant within the two months immediately preceding, and the month of, its opening. In addition, our labor and operating costs for a newly opened restaurant during the first three to six months of operation generally are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the volume and timing of new restaurant openings in any quarter may have a significant impact on our results of operations for that quarter. As a result of these factors, our results may fluctuate significantly, which could adversely affect the market price of our common stock.

OUR RESTAURANTS ARE CONCENTRATED GEOGRAPHICALLY; IF ANY ONE OF THE REGIONS IN WHICH OUR RESTAURANTS ARE LOCATED EXPERIENCES AN ECONOMIC DOWNTURN OR OTHER MATERIAL CHANGE, OUR BUSINESS RESULTS MAY SUFFER.

         Our existing restaurants are located predominantly in the Southeastern and Midwestern United States. As of December 30, 2001, 32 of our 161 O'Charley's restaurants were located in Tennessee. Our plans include significant further expansion in the Southeast and Midwest. As a result, our business and our financial or operating results may be materially adversely affected by adverse economic, weather or business conditions in the Southeast and Midwest, as well as in other geographic regions in which we locate restaurants.

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

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR LEVERAGE AND OUR OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES.

         As of December 30, 2001, the total amount of our long-term debt and capitalized lease obligations, including current portion, was approximately $121.9 million. In addition, as of December 30, 2001, we were a party to operating leases requiring approximately $77.4 million in minimum future lease payments. In addition, we intend to continue to make borrowings under our revolving credit facility in connection with the development of new restaurants and for other general corporate purposes, and the aggregate amount of our indebtedness and capitalized and operating lease obligations will likely increase, perhaps substantially.

         The amount of our indebtedness and lease obligations could have important consequences to investors, including the following:

         o our ability to obtain additional financing in the future may be impaired;

         o a substantial portion of our cash flow from operations must be applied to pay principal and interest on our indebtedness and lease payments under capitalized and operating leases, thus reducing funds available for other purposes;

         o some of our borrowings, including borrowings under our revolving credit facility, and, to the extent utilized in the future, lease payments under our synthetic lease facility are and will continue to be at variable rates based upon prevailing interest rates, which will expose us to the risk of increased interest rates;

         o we may be constrained by financial covenants and other restrictive provisions contained in credit agreements and other financing documents;

         o we may be substantially more leveraged than some of our competitors, which may place us at a competitive disadvantage; and

         o our leverage may limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business.

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

         We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, provisions in our charter and bylaws and Tennessee law may discourage, delay or prevent a merger, acquisition or change in control involving our company that our shareholders may consider favorable. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Among other things, these provisions:

         o authorize us to issue preferred stock, the terms of which may be determined at the sole discretion of our board of directors and may adversely affect the voting or economic rights of our common shareholders;

         o provide for a classified board of directors with staggered three year terms so that no more than one-third of our directors could be replaced at any annual meeting;

         o        provide that directors may be removed only for cause;

         o provide that any amendment or repeal of the provisions of our charter establishing our classified board of directors and concerning the removal of directors must be approved by the affirmative vote of the holders of two-thirds of our outstanding shares; and

         o establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at a meeting.

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

         As of December 30, 2001, options to purchase 3,598,218 shares of our common stock, representing 19.6% of our shares outstanding at that date, were outstanding. These options had a weighted average exercise price of $11.11 per share. As of December 30, 2001, we had a total of 6,350,873 shares reserved for issuance under our stock purchase and stock option plans, including the shares reserved for issuance upon the exercise of outstanding stock options. The total shares reserved for issuance under our plans represented 34.6% of our outstanding shares at December 30, 2001. We believe that the issuance of stock options is an important tool to motivate our employees and align their interests with those of our shareholders and we intend to continue issuing stock options to our employees. We believe that the shares reserved for issuance under our plans will be sufficient to cover awards to our employees for at least the next several years, although there can be no assurance in this regard. The issuance of significant additional shares of our common stock upon the exercise of outstanding options or otherwise pursuant to these stock plans could have a material adverse effect on the market price of our common stock and could significantly dilute the interests of other shareholders.

EXECUTIVE OFFICERS

         Our executive officers are elected by the board of directors and serve at the pleasure of the board of directors. The following table sets forth certain information regarding our executive officers.

Name                       Age              Position
----                       ---              --------
Gregory L. Burns           47               Chief Executive Officer and Chairman of the Board

Steven J. Hislop           42               President and Chief Operating Officer

A. Chad Fitzhugh           41               Chief Financial Officer, Secretary, and Treasurer

William E. Hall, Jr.       47               Executive Vice President, Operations

Herman A. Moore, Jr.       50               Vice President, Commissary Operations

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

ITEM 2.  PROPERTIES.

         Of the 161 O'Charley's and three Stoney River restaurants in operation at December 30, 2001, we own 100 restaurants, lease the land and building for ten restaurants, and lease only the land for the remaining 54 restaurants. Two of the restaurant locations we leased at December 30, 2001 were owned by partnerships whose partners are affiliated with our company. We purchased these two properties in January 2002. Restaurant lease expirations range from 2003 to 2019, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of our restaurant leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, our restaurant leases are net leases, which require us to pay the cost of insurance and taxes.

         Our executive offices and commissary are located in Nashville, Tennessee in approximately 290,000 square feet of office and warehouse space. We own these facilities.

ITEM 3.  LEGAL PROCEEDINGS.

         In November 2000, we were sued by Two Mile Partners in the circuit court for Montgomery County, Tennessee. Two Mile Partners is a Tennessee general partnership whose partners were the late David K. Wachtel, Jr., who owned 75% and was the managing partner of the partnership and a former director and executive officer of O'Charley's, and Gregory L. Burns, who owns 25% of the partnership and is our Chairman of the Board and Chief Executive Officer. Prior to Mr. Wachtel's death in November 2001, all decisions regarding the prosecution of this suit by Two Mile Partners were made by Mr. Wachtel in his capacity as managing partner. In the complaint, Two Mile Partners sought $1.5 million in damages, plus interest, attorneys' fees and costs as a result of our alleged breach of a lease entered into in 1985 for a restaurant property owned by the partnership and located in Clarksville, Tennessee. Two Mile Partners alleged that we breached a continuous operation provision in the lease by vacating the property in July 2000 and opening another O'Charley's restaurant in Clarksville, Tennessee.

         In January 2002, we entered into a comprehensive settlement agreement with Two Mile Partners settling all litigation and business matters between us. As a result of the settlement, (i) we purchased restaurant properties located in Goodlettsville, Murfreesboro and Clarksville, Tennessee that we leased from Two Mile Partners for $1.7 million, $1.6 million and $1.0 million, respectively,
(ii) we terminated our lease with Two Mile Partners for a restaurant property located in Bowling Green, Kentucky on which we formerly operated our Bowling Green restaurant and sold Two Mile Partners an adjoining parcel of property used for parking for a payment of $300,000, and (iii) Two Mile Partners dismissed with prejudice the litigation pending against us in consideration of a payment by us of $200,000.

         Mr. Burns recused himself from our discussions and considerations of any matters relating to the settlement. We believe that we terminated the Clarksville lease in accordance with its terms and deny the allegations contained in the complaint filed by Two Mile Partners. Nevertheless, a special committee of the Board of Directors comprised of disinterested directors approved the settlement and believed it was in our best interest in order to settle the litigation to avoid the expense, uncertainty and distraction of this litigation. We believe the terms of the purchase of the Goodlettsville, Murfreesboro and Clarksville properties and the sale of the Bowling Green property were fair to the Company, and on terms no less favorable than, we would have obtained in an arms' length transaction with an unrelated third party.

         We are also defendants from time to time in various legal proceedings arising in the ordinary course of our business, including claims relating to the workplace and employment matters, discrimination and similar matters, claims resulting from "slip and fall" accidents and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our operating results, liquidity or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders during the fourth quarter ended December 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         Our common stock trades on the NASDAQ National Market under the symbol "CHUX." As of December 30, 2001, there were approximately 3,200 shareholders of record of our common stock. The following table shows quarterly high and low closing prices for our common stock for the periods indicated, as reported by the NASDAQ National Market.

                                                                  High                       Low
                                                                 ------                     ------
FISCAL 2001
First Quarter...............................................     $21.45                     $15.38
Second Quarter..............................................      21.05                      17.00
Third Quarter...............................................      19.54                      14.25
Fourth Quarter..............................................      19.33                      14.51

FISCAL 2000
First Quarter...............................................     $13.50                     $10.75
Second Quarter..............................................      16.75                      11.56
Third Quarter...............................................      15.62                      12.25
Fourth Quarter..............................................      18.07                      10.75

         We have never paid a cash dividend on our common stock and we presently intend to retain our cash to finance the growth and development of our business. Presently, our revolving credit facility prohibits the payment of cash dividends on our common stock without the consent of the participating banks.

         We did not sell any securities during the fiscal year ended December 30, 2001 without registration under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                      FISCAL YEARS
                                                         -------------------------------------------------------------------------
                                                            2001           2000(1)         1999            1998            1997
                                                         ---------       ---------       ---------       ---------       ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
     Restaurant sales ............................       $ 440,875       $ 373,700       $ 299,014       $ 243,416       $ 197,554
     Commissary sales ............................           4,056           3,562           3,191           2,630           2,819
     Franchise revenue ...........................              --              --              --              --              30
                                                         ---------       ---------       ---------       ---------       ---------
                                                           444,931         377,262         302,205         246,046         200,403
Costs and expenses:
     Cost of restaurant sales:
        Cost of food, beverage and supplies ......         143,422         121,859          99,736          84,370          68,584
        Payroll and benefits .....................         138,009         115,029          90,625          73,561          60,431
        Restaurant operating costs ...............          62,428          52,439          42,460          34,190          28,563
     Cost of commissary sales ....................           3,808           3,341           3,013           2,479           2,642
     Advertising, general and administrative
        expenses .................................          29,979          24,480          19,235          15,533          12,932
     Depreciation and amortization (2) ...........          22,135          18,202          14,060          13,452          10,331
     Preopening costs (2) ........................           5,654           4,705           4,037              --              --
     Asset impairment and exit costs(3) ..........           5,798              --              --              --              --
                                                         ---------       ---------       ---------       ---------       ---------
                                                           411,233         340,055         273,166         223,585         183,483
                                                         ---------       ---------       ---------       ---------       ---------
Income from operations ...........................          33,698          37,207          29,039          22,461          16,920
Other (income) expense:
     Interest expense, net .......................           6,610           7,398           4,174           2,801           3,459
     Other, net ..................................             189              24              82            (186)           (225)
                                                         ---------       ---------       ---------       ---------       ---------
                                                             6,799           7,422           4,256           2,615           3,234
                                                         ---------       ---------       ---------       ---------       ---------
 Earnings before income taxes and cumulative
   effect of change in accounting
   principle .....................................          26,899          29,785          24,783          19,846          13,686
Income taxes .....................................           9,347          10,425           8,674           6,946           4,886
                                                         ---------       ---------       ---------       ---------       ---------
 Earnings before cumulative effect of change
   in accounting principle .......................          17,552          19,360          16,109          12,900           8,800
 Cumulative effect of change in accounting
   principle, net of tax (2) .....................              --              --          (1,348)             --              --
                                                         ---------       ---------       ---------       ---------       ---------
Net earnings .....................................       $  17,552       $  19,360       $  14,761       $  12,900       $   8,800
                                                         =========       =========       =========       =========       =========
 Basic earnings per common share before
   cumulative effect of change in accounting
   principle .....................................       $    0.99       $    1.24       $    1.04       $    0.84       $    0.71
 Cumulative effect of change in accounting
   principle, net of tax (2) .....................              --              --           (0.09)             --              --
                                                         ---------       ---------       ---------       ---------       ---------
Basic earnings per common share ..................       $    0.99       $    1.24       $    0.95       $    0.84       $    0.71
                                                         =========       =========       =========       =========       =========
 Diluted earnings per common share before
   cumulative effect of change in accounting
   principle .....................................       $    0.93       $    1.17       $    0.97       $    0.79       $    0.66
 Cumulative effect of change in accounting
   principle, net of tax(2) ......................              --              --           (0.08)             --              --
                                                         ---------       ---------       ---------       ---------       ---------
 Diluted earnings per common share ...............       $    0.93       $    1.17       $    0.89       $    0.79       $    0.66
                                                         =========       =========       =========       =========       =========
Weighted average common shares outstanding -
   diluted .......................................          18,873          16,525          16,656          16,392          13,361
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit) ........................       $ (15,222)      $ (20,185)      $ (19,411)      $ (11,571)      $ (11,309)
Total assets .....................................         383,430         311,018         240,180         193,782         150,515
Current portion of long-term debt and
   capitalized lease obligations .................           7,924           7,574           7,013           5,429           4,621
Long-term debt and capitalized lease
   obligations, including current portion ........         121,929         122,244          80,471          57,338          32,339
Total shareholders' equity .......................         204,202         143,490         122,689         108,774          95,383
OTHER DATA:
Restaurant Operating Income(4) ...................       $  97,016       $  84,373       $  66,193       $  51,295       $  39,976

---------------
(1) In May 2000, we acquired two Stoney River restaurants and all associated trademarks and intellectual property for approximately $15.8 million in a cash transaction accounted for as a purchase. Accordingly, the results of operations of the two Stoney River restaurants have been included in our consolidated results of operations since the date of acquisition. Fiscal 2000 consisted of 53 weeks.
(2) During the first quarter of 1999, we adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires that restaurant preopening costs be expensed rather than capitalized. Previously, we capitalized restaurant preopening costs and amortized these amounts over one year from the opening of each restaurant. The depreciation and amortization expense recorded in 1997 and 1998 included preopening cost amortization of $2.4 million and $2.9 million, respectively. For 1999, 2000 and 2001, the depreciation and amortization line item does not include amortization of preopening costs. We incurred a pre-tax charge of $2.1 million, or $1.3 million net of tax, in the first quarter of 1999 as a result of this change in accounting principle.
(3) During the third quarter of 2001, we decided to close certain restaurant locations. As a result, we recorded a non-cash charge of $5.0 million pursuant to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" to reflect the differences between the fair value and net book value of the assets and a charge of $800,000 for exit costs associated with the closure of such locations.
(4) Reflects restaurant sales less cost of restaurant sales. While restaurant operating income is a non-GAAP measurement, we believe it is a relevant and useful metric in discussing our operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         As of December 30, 2001, we operated 161 O'Charley's restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia and two Stoney River restaurants in Atlanta and one in Chicago. O'Charley's are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Our growth strategy for the O'Charley's concept is to continue penetrating existing and new targeted major metropolitan areas while opening new units in smaller secondary markets in close proximity to our metropolitan markets. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium midwestern beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment. Our growth strategy for Stoney River is to concentrate on major metropolitan markets in the Southeast and Midwest with disciplined, controlled development and the potential to accelerate development over the next several years.

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

         On May 26, 2000, we purchased two existing Stoney River restaurants and all associated trademarks and intellectual property for approximately $15.8 million in a cash transaction accounted for as a purchase. Accordingly, the results of operations of the two Stoney River restaurants have been included in our consolidated results of operations since the date of acquisition. Total revenues for the Stoney River concept were $10.8 million and $5.4 million in 2001 and 2000, respectively. Our interest expense increased as a result of the indebtedness incurred to finance the acquisition. Our depreciation and amortization increased as a result of the $10.7 million of goodwill associated with the acquisition. The pretax loss for the Stoney River concept was $2.3 million and $1.3 million in 2001 and 2000, respectively.

         The following tables reflects changes in the number of restaurants we operated during the years presented:

                   O'Charley's Restaurants               2001        2000       1999
                   -----------------------               ----        ----       ----
                  In operation, beginning of year         138         117         99
                  Restaurants opened                       24          21         18
                  Restaurant closed                        (1)         --         --
                                                         ----         ---        ---
                  In operation, end of year               161         138        117
                                                         ====         ===        ===

                  Stoney River Restaurants               2001        2000       1999
                  ------------------------               ----        ----       ----
                  In operation, beginning of year           2          --         --
                  Restaurants acquired                     --           2         --
                  Restaurant opened                         1          --         --
                                                         ----         ---        ---
                  In operation, end of year                 3           2         --
                                                         ====         ===        ===

         During the third quarter of 2001, we incurred a charge of approximately $5.8 million, or approximately $0.20 per diluted share, related to the closing of five stores. These current closings are the result of a comprehensive review of the past and expected performance of all locations, taking into consideration the difficult economic environment. We closed one of the five restaurants closed in 2001. We closed two additional stores in the first quarter of 2002.

         We have completed a feasibility study on franchising our O'Charley's restaurant concept and are in the process of finalizing the proper legal and regulatory requirements in order to begin franchising. We have begun marketing the franchise concept, but we do not believe we will generate any revenue or profits in 2002. We project approximately $750,000 in expenditures for this franchising project in 2002, and we may continue to experience expenditures and losses until such time, if ever, that we generate sufficient revenue to cover these expenditures.

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

         Restaurant operating costs include occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization. Rent, supervisory salaries, bonuses and expenses, management training salaries, general liability and property insurance, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category. We are evaluating a possible sale leaseback facility pursuant to which the lessor would acquire certain of our restaurant properties and then lease those properties to us. To the extent that proceeds from any sale leaseback transaction are used to repay indebtedness under our revolving credit facility, this would reduce our interest expense. We would incur additional rent expense, however, which would increase our restaurant operating costs. The accounting standards setting bodies are currently considering changes to the accounting rules that could impact how we would account for such a transaction.

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

         Depreciation and amortization primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life. Depreciation and amortization also includes amortization of goodwill, which relates primarily to the acquisition of the Stoney River concept. Our depreciation and amortization increased as a result of the $10.7 million of goodwill incurred in connection with our May 2000 acquisition of the Stoney River Legendary Steaks concept. In accordance with a new accounting pronouncement, SFAS No. 142, (Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles") beginning in 2002, goodwill and intangible assets with indefinite useful lives will no longer be amortized. We are currently evaluating the fair value of these assets that have a carrying value of approximately $10.0 million at December 30, 2001. We would be required to record a charge in 2002 if the fair value is determined to be less than the carrying value at December 31, 2001. Any such impairment loss would be recognized as a cumulative effect of a change in accounting principle. See "Accounting Changes and Recent Accounting Pronouncements" - SFAS No. 142 in Accounting Changes and Recent Accounting Pronouncements.

         Preopening costs include operating costs and expenses incurred prior to a new restaurant opening. Our current practice of expensing preopening costs may cause fluctuations in our results of operations from quarter to quarter and year to year depending on when those costs are incurred. See "Risk Factors - Fluctuations in our operating results and other factors may result in decreases in our stock price." We recognized a charge for the cumulative effect of this change in accounting policy in the first quarter of 1999. Starting in 1999, we began reflecting our preopening costs on a separate line item labeled "preopening costs" on the statement of earnings rather than reporting these costs in the depreciation and amortization line item. The amount of preopening costs incurred in any one year includes costs incurred during the year for restaurants opened and under development. We incurred average preopening costs of approximately $220,000 for each new O'Charley's restaurant opened during 2001. We anticipate higher preopening costs for each Stoney River restaurant we open as compared to the average preopening costs for an O'Charley's restaurant.

         The following information should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report and on Form 10-K. The following table reflects our operating results for 1999, 2000, and 2001 as a percentage of total revenues unless otherwise indicated. Fiscal years 2001 and 1999 were comprised of 52 weeks while fiscal year 2000 was comprised of 53 weeks. As a result, some of the variations reflected in the following data may be attributed to the different lengths of the fiscal years.

                                                                                         2001          2000          1999
                       Revenues:
                             Restaurant sales ...................................         99.1%         99.1%         98.9%
                             Commissary sales ...................................          0.9           0.9           1.1
                                                                                         -----         -----         -----
                                                                                         100.0%        100.0%        100.0%
                                                                                         -----         -----         -----
                       Costs and expenses:
                             Cost of restaurant sales:
                                Cost of food, beverage and supplies (1) .........         32.5%         32.6%         33.4%
                                Payroll and benefits (1) ........................         31.3          30.8          30.3
                                Restaurant operating costs (1) ..................         14.2          14.0          14.2
                                                                                         -----         -----         -----
                                    Total cost of restaurant sales (1) ..........         78.0%         77.4%         77.9%
                                                                                         -----         -----         -----

                             Restaurant Operating Margin (2) ....................         22.0%         22.6%         22.1%

                             Cost of commissary sales (3) .......................         93.9          93.8          94.4
                             Advertising, general and administrative expenses ...          6.7           6.5           6.4
                             Depreciation and amortization ......................          5.0           4.8           4.7
                             Asset impairment and exit costs ....................          1.3            --            --
                             Preopening costs ...................................          1.3           1.2           1.3

                                                                                           7.6           9.9           9.6

                       Income from operations

                             Interest expense, net ..............................          1.5           2.0           1.4
                             Other, net .........................................           --            --            --
                                                                                         -----         -----         -----
                       Earnings before income taxes and cumulative effect of change in
                            accounting principle ................................          6.1           7.9           8.2
                       Income taxes .............................................          2.1           2.8           2.9
                                                                                         -----         -----         -----
                       Earnings before cumulative effect of change in accounting
                          Principle .............................................          4.0           5.1           5.3
                       Cumulative effect of change in accounting principle,
                          net of tax ............................................           --            --          (0.4)
                                                                                         -----         -----         -----
                       Net earnings .............................................          4.0%          5.1%          4.9%
                                                                                         =====         =====         =====

----------------------

(1)      As a percentage of restaurant sales.
(2) Reflects restaurant sales less cost of restaurant sales. While restaurant operating margin is a non-GAAP measurement, we believe it is a relevant and useful metric in discussing our operating results.
(3)      As a percentage of commissary sales.

Fiscal Year 2001 Compared with Fiscal Year 2000

         Total revenues in 2001 increased $67.7 million, or 17.9%, to $444.9 million from $377.3 million in 2000 primarily as a result of an increase in restaurant sales of $67.2 million, or 18.0%. The increase in restaurant sales was attributable to the addition of 24 new O'Charley's restaurants, the inclusion of the two original Stoney River restaurants for the entire year following their acquisition in May 2000, one new Stoney River restaurant opened in 2001, and an increase in same store sales at our O'Charley's restaurants of 2.1%, including a customer traffic increase of 1.5%. Our overall check average for the O'Charley's concept was $11.28 in 2001 and $11.13 in 2000. The increases in revenue were partially offset by us having 52 weeks of operations in 2001 as compared to 53 weeks in 2000. In January 2001, we increased menu prices at our O'Charley's restaurants by approximately 2.0%. We believe we realized the majority of that price increase during the first quarter of 2001, but by the end of the first quarter, we began to see slowing consumer spending which resulted in a lower than expected check average. In response to the slowing consumer spending patterns, we increased our marketing efforts and began to promote lower priced entrees and lowered certain daily entree specials. As a result of this effort, we believe we maintained our increases in customer traffic but lowered our overall check average. Near the end of the third quarter of 2001, we began to see increases in consumer spending which raised our check average but we continued to promote lower priced entrees through the end of 2001.

         Cost of food, beverage and supplies in 2001 increased $21.6 million, or 17.7%, to $143.4 million from $121.9 million in 2000. As a percentage of restaurant sales, cost of food, beverage and supplies decreased to 32.5% in 2001 from 32.6% in 2000. Although we experienced a slight improvement in the cost of food, beverage, and supplies in 2001, the reduction was not as significant as in the previous two years. We continued to experience improved purchasing and operating efficiencies in our restaurants and commissary, which was partially offset by significantly higher costs for certain commodity food items, including red meat, cheese, and baby back ribs. Additionally, food costs were impacted by our Stoney River restaurants in 2002 where the food costs are higher than O'Charley's due primarily to a higher percentage of red meat sales. Food costs were also impacted by the promotion of lower priced entrees in 2001. We anticipate more moderate increases in commodity costs in 2002.

         Payroll and benefits increased $23.0 million, or 20.0%, to $138.0 million in 2001 from $115.0 million in 2000. Payroll and benefits, as a percentage of restaurant sales, increased to 31.3% in 2001 from 30.8% in 2000. The increase was attributable to increasing salaries for restaurant management along with higher employee benefit costs, including workers' compensation and health insurance costs in 2001. Our markets generally have low unemployment rates and we compete with other restaurants for employees. We anticipate continued increases in wage rates and employee benefit costs in 2002.

         Restaurant operating costs in 2001 increased $10.0 million, or 19.0%, to $62.4 million from $52.4 million in 2000. Restaurant operating costs, as a percentage of restaurant sales, increased to 14.2% in 2001 from 14.0% in 2000. In 2001, we experienced higher utility costs, primarily natural gas, and higher insurance expenses, primarily general and liquor liability insurance. These increases were partially offset by a decrease in supervisory expenses in 2001 as a percentage of total revenue. Overall utilities in 2001 increased $2.6 million, or 28%, as compared to 2000. Natural gas prices were significantly higher during the first three quarters of 2001, but decreased during the fourth quarter to similar levels in the same quarter of 2000. We expect to continue to see higher insurance expenses in 2002 and are currently evaluating this area for our upcoming annual renewal.

         Advertising, general and administrative expenses increased $5.5 million, or 22.5%, to $30.0 million in 2001 from $24.5 million in 2000. As a percentage of total revenues, advertising, general and administrative expenses increased to 6.7% in 2001 from 6.5% in 2000. Advertising expenditures increased 39.6% to $13.3 million in 2001 from $9.5 million in 2000 and, as a percentage of restaurant sales, increased to 3.0% in 2001 from 2.5% in 2000. Stoney River restaurants rely primarily on word of mouth to attract new customers rather than advertising. O'Charley's advertising, as a percentage of O'Charley's restaurant sales, was 3.1% in 2001 compared to 2.6% in 2000. We increased our advertising expenditures beginning in the second quarter of 2001 through the end of the year in response to the slowing consumer spending trends we began to experience near the end of the first quarter. An increase in television costs represented the primary share of the overall increase in advertising expenditures. General and administrative expenses increased 11.6% to $16.7 million in 2001 from $15.0 million in 2000, but as a percentage of total revenues, decreased to 3.8% in 2001 from 4.0% in 2000. The decrease in general and administrative expenses primarily resulted from a decrease in bonus and legal expenses.

         Depreciation and amortization in 2001 increased $3.9 million, or 21.6%, to $22.1 million in 2001 from $18.2 million in 2000. As a percentage of total revenues, depreciation and amortization increased to 5.0% in 2001 from 4.8% in 2000. The increase in depreciation expense was primarily attributable to the growth in the number of new restaurants and capital expenditures for improvements to existing restaurants.

         Asset impairment and exit costs were $5.8 million during 2001. During the third quarter of 2001, we made the decision to close five restaurants. The decision followed a review of historical and projected cash flows of our stores in view of the difficult economic environment in which we were operating. As a result of this decision, we recognized a charge during the third quarter of 2001 for asset impairment of approximately $5.0 million and exit costs of approximately $800,000 primarily associated with certain related lease commitments.

         Preopening costs in 2001 increased $1.0 million, or 20.2%, to $5.7 million from $4.7 million in 2000. As a percentage of total revenues, preopening costs increased to 1.3% in 2001 from 1.2% in 2000. This increase is attributable primarily to the cost incurred for the new O'Charley's restaurants in addition to higher preopening costs incurred for the new Stoney River restaurant.

         Income from operations decreased $3.5 million, or 9.4%, to $33.7 million in 2001 from $37.2 million in 2000. Excluding the asset impairment and exit costs, income from operations increased $2.3 million, or 6.2%, to $39.5 million, in 2001. This increase is less than our original expectations due primarily to slowing consumer spending, higher than expected costs of certain food commodities, higher utilities, higher insurance costs and increased advertising expenditures.

         Interest expense, net decreased $800,000 in 2001 to $6.6 million from $7.4 million in 2000. This decrease is primarily the result of overall lower interest rates in 2001. The weighted average interest rate on our revolving credit facility decreased to 5.2% in 2001 as compared with 7.4% in 2000 due to lower short term LIBOR rates in 2001. Additionally, overall interest expense was reduced due to decreased borrowings on our revolver as we used the $41.7 million proceeds from the sale of our common stock in April 2001 to reduce our debt. See "Liquidity and Capital Resources".

         Earnings before income taxes for 2001 decreased $2.9 million, or 9.7%, to $26.9 million from $29.8 million in 2000. Excluding the effect of the asset impairment and exit costs, earnings before income taxes increased 9.8 % to $32.7 million in 2001.

         Income taxes for 2001 decreased $1.1 million, or 10.3%, to $9.3 million from $10.4 million in 2000. This decrease was primarily the result of the decrease in earnings before income taxes. The effective tax rate decreased to 34.8% of pre-tax earnings from 35.0% in 2000 due primarily to higher tax credits. We currently expect our effective tax rate to be unchanged in 2002.

         The number of diluted weighted shares outstanding was 18.9 million shares in 2001, compared with 16.5 million shares in 2000. The primary reason for this increase is the 2.3 million shares of our common stock sold in April 2001.

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

         Payroll and benefits increased $24.4 million, or 26.9%, to $115.0 million in 2000 from $90.6 million in 1999. Payroll and benefits, as a percentage of restaurant sales, increased to 30.8% in 2000 from 30.3% in 1999. The increase was attributable to increasing wage rates and salaries for restaurant support staff and management along with higher workers compensation and health insurance costs in 2000. Those higher wages and salaries were partially offset by economies achieved from higher average restaurant sales volumes and reduced turnover rates for our hourly employees.

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

         Advertising, general and administrative expenses increased $5.2 million, or 27.3%, to $24.5 million in 2000 from $19.2 million in 1999. As a percentage of total revenues, advertising, general and administrative expenses increased to 6.5% in 2000 from 6.4% in 1999. Advertising expenditures increased 15.5% to $9.5 million in 2000 from $8.2 million in 1999 and, as a percentage of restaurant sales, decreased to 2.5% in 2000 from 2.8% in 1999. O'Charley's advertising, as a percentage of O'Charley's restaurant sales, was 2.6% in 2000 compared to 2.8% in 1999. General and administrative expenses increased 36.1% to $15.0 million in 2000 from $11.0 million in 1999, and as a percentage of total revenues, increased to 4.0% in 2000 from 3.6% in 1999. The increase in general and administrative expenses resulted from the inclusion of the Stoney River restaurants acquired in May 2000 and increased salary, bonus and legal expenses.

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

         Income taxes for 2000 increased $1.7 million, or 20.2%, to $10.4 million from $8.7 million in 1999.

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

                                                            FIRST        SECOND         THIRD        FOURTH
                                                           QUARTER       QUARTER       QUARTER       QUARTER
                                                          ----------    ----------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
2001 (1)
Revenues.........................................      $    130,084   $   103,335   $   105,757  $    105,755
Income from operations...........................      $     12,771   $     8,800   $     2,146  $      9,982
Net earnings.....................................      $      6,738   $     4,860   $       495  $      5,458
Basic earnings per common share..................      $       0.42   $      0.26   $      0.03  $       0.29
Diluted earnings per common share................      $       0.39   $      0.25   $      0.03  $       0.28
Restaurants in operation, end of quarter.........               147           154           159           161

2000
Revenues.........................................      $    106,298   $    85,411   $    89,145  $     96,408
Income from operations...........................      $     10,549   $     8,225   $     8,419  $     10,014
Net earnings.....................................      $      5,689   $     4,265   $     4,257  $      5,149
Basic earnings per common share..................      $       0.37   $      0.27   $      0.27  $       0.33
Diluted earnings per common share................      $       0.35   $      0.26   $      0.26  $       0.31
Restaurants in operation, end of quarter.........               125           131           135           138

1999
Revenues.........................................      $     87,849   $    70,225   $    72,148  $     71,983
Income from operations...........................      $      8,084   $     6,590   $     6,894  $      7,472
Earnings before cumulative change in accounting        $      4,470   $     3,629   $     3,821  $      4,190
  principle......................................
Net earnings.....................................      $      3,122   $     3,629   $     3,821  $      4,190
Basic earnings per common share:
    Earnings before change in accounting principle...  $       0.29   $      0.24   $      0.25  $       0.27
    Net earnings.................................      $       0.20   $      0.24   $      0.25  $       0.27
Diluted earnings per common share:
    Earnings before change in accounting principle...  $       0.27   $      0.22   $      0.23  $       0.25
    Net earnings.................................      $       0.19   $      0.22   $      0.23  $       0.25
Restaurants in operation, end of quarter.........               106           111           114           117

         Fiscal years 1999 and 2001 consisted of 52 weeks and fiscal 2000 consisted of 53 weeks.

         (1)During the third quarter 2001, management decided to close five restaurants. As a result, we recorded a non-cash charge of $5.0 million pursuant to the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" to reflect the differences between the fair value and net book value of the assets, and a charge of $800,000 for exit costs associated with the closure of such locations.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of cash have historically been cash provided by operations, borrowings under our revolving credit facility, capitalized lease obligations, and sales of our common stock. Our principal cash needs arise primarily from the purchase and development of new restaurants, equipment replacement, improvements to existing restaurants, and the repayment of debt.

         Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, and does not indicate a lack of liquidity. We expect to meet our obligations as they come due through available cash and internally generated funds, and borrowings under our revolving credit facility. At December 30, 2001, our working capital deficiency was $15.2 million. The total net increase in cash was $3.8 million in 2001.

         Cash provided by operations was $46.7 million in 2001, compared to $40.0 million in 2000 and $37.5 million in 1999. Other primary sources of cash in 2001 were $41.7 million in net proceeds from the sale of approximately 2.3 million shares of our common stock, net borrowings of $38.7 million under our revolving credit facility, $5.0 million of proceeds received upon the exercise of employee stock options and issuances under our stock purchase plan, and approximately $1.4 million from the sale of assets. Additionally, we financed $10.6 million in new restaurant equipment through capitalized lease obligations.

         Property and equipment expenditures were $84.0 million in 2001, including $10.6 million of equipment acquired under capital leases. These expenditures were made primarily for 24 new O'Charley's restaurants opened during the year, the purchase of our home office and commissary facility, one new Stoney River restaurant opened during the year, restaurants under construction at December 30, 2001, and improvements to existing restaurants and our commissary facilities. Other primary uses of cash in 2001 included the reduction of our credit facility using the $41.7 million from the sale of our common stock, $7.9 million in principal payments on capitalized lease obligations and other long-term debt, and $5.2 million for the repurchase of 286,000 shares of our common stock.

         We have an unsecured revolving credit facility that has a maximum borrowing capacity of $135 million that matures in October 2006. The amount outstanding under this facility was $89 million on December 30, 2001, a decrease of $3.0 million from December 31, 2000. The change in the amount outstanding in 2001 resulted from a reduction in the outstanding balance with the $41.7 million in net proceeds from the sale of our common stock, partially offset by net borrowings under the facility of approximately $38.7 million. The maximum borrowing capacity under our revolving credit facility is reduced by amounts financed under our synthetic lease facility described below. The credit facility requires monthly interest payments at a floating rate based on the bank's prime rate plus or minus a certain percentage spread or the LIBOR rate plus a certain percentage spread. The interest rate spread (75 basis points at December 30, 2001) is based on certain financial ratios and is recomputed quarterly. The weighted average interest rate on the outstanding borrowings under the facility during 2001 was 5.2%, as compared with 7.4% during 2000. On December 30, 2001, the average interest rate on the outstanding balance of the facility was 2.9%, as compared with 7.6% at the end of 2000. Our credit facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, sale of assets, mergers and the payment of dividends.

         From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of fixing the amount of interest we pay over a certain period of time at varying notional amounts. At December 30, 2001, there were $20 million in aggregate amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 5.6%. The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap plus the percentage spread on our revolving credit facility. The swap agreements outstanding at December 30, 2001 expire as follows: $10 million in January 2004, and $10 million in January 2006.

         We have available a synthetic lease facility pursuant to which the lessor has agreed to acquire or construct up to $25.0 million of properties and lease the properties to us. The terms of the facility provide for a separate operating lease agreement to be entered into for each property upon acquisition or completion of construction, each with a lease term ending October 5, 2006. Monthly rental payments for each property lease are based on the total costs advanced by the lessor to acquire or construct such property, and the amount of those payments varies based upon the floating interest rate in effect from time to time under our revolving credit facility. The acquisition and construction costs paid by the lessor under the synthetic lease facility reduce the maximum borrowing capacity under our revolving credit facility. In the fourth quarter of 2001, we elected to purchase $6.0 million of these properties from the lessor. We are not currently leasing any assets under this facility and have no current plans to utilize it in the future. We may do so in the future, however, subject to, among other factors, clarification of the impact of new accounting rules that appear to be forthcoming from the accounting standards setting bodies for such off-balance sheet financing arrangements.

         On September 2, 1998, our board of directors approved the repurchase of up to 5.0% of our outstanding common stock. As of December 30, 2001, approximately 581,000 shares, or 3.1% of our outstanding stock, had been repurchased. We repurchased approximately 286,000 shares in 2001 for a total expenditure of approximately $5.2 million.

         On May 26, 2000, we purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $15.8 million in cash. The transaction includes an earn-out provision pursuant to which we may be required to pay the former owners up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The potential earn-out is based on the Stoney River Legendary Steaks concept achieving certain performance thresholds (income before taxes and preopening costs) for such year. Based on our 2002 projected results for the Stoney River concept, we currently do not believe any earn-out amounts will be owed for 2002.

         We have budgeted approximately $75.0 million to $80.0 million in 2002 for capital expenditures for the planned 18 to 22 new O'Charley's restaurants, improvements to existing O'Charley's restaurants, two new Stoney River restaurants, purchase of three O'Charley's restaurants previously leased, expansion of our commissary facilities, and information systems improvements. There can be no assurance that actual capital expenditures in 2002 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites.

         We expect to finance these capital expenditures with operating cash flows, borrowings under our revolving credit facility and capitalized lease obligations. We intend to continue financing the furniture, fixtures and equipment for our new restaurants primarily with capitalized lease obligations.

         We are currently evaluating a possible $40 to $60 million sale leaseback facility pursuant to which we would sell some of the 100 restaurant properties at which we currently own the land and building and then lease those properties from the buyer. We currently anticipate that proceeds from the sale would be used primarily to repay indebtedness under our revolving credit facility, which would increase the amount available for future borrowings. The effect of a sale leaseback transaction on our results of operations would be to replace interest expense and depreciation expense of the cost of the applicable properties with rent expense. Any gain on the sale of any properties would be amortized over the life of the lease. Subsequent to a sale leaseback transaction, our earnings could be negatively impacted due to rent expense being higher than the interest and depreciation expense. We cannot assure you that we will enter into a sale and leaseback facility or, if we do so, the number of restaurant properties that we may sell or the terms of the leases pursuant to which we lease properties from the buyer.

         We believe that available cash, cash generated from operations and borrowings under our revolving credit facility, and capitalized lease obligations will be sufficient to finance our operations and expected capital outlays for at least the next 12 months. We have historically produced sufficient cash flow from operations to supplement our capital needs each year. Our ability to meet our capital needs are highly dependent on us continuing to generate sufficient cash from operations and there can be no assurance that we will continue to do so. Our growth strategy includes possible acquisitions or strategic joint ventures. Any acquisitions, joint ventures or other growth opportunities may require additional external financing, and we may from time to time seek to obtain additional funds from a public or private issuance of equity or debt securities. There can be no assurances that such sources of financing will be available to us.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables set forth our contractual obligations and commercial commitments at December 30, 2001.

                                                                    PAYMENTS DUE BY PERIOD
            CONTRACTUAL                   -------------------------------------------------------------------------
            OBLIGATION                     TOTAL            1 YR           2-3 YRS        4-5 YRS        THEREAFTER
                                          --------        --------        --------        --------       ----------
                                                                 (in thousands)
Long-term debt                            $ 89,306        $    125        $     35        $ 89,044        $    102
Capitalized lease obligations (1)           37,699           9,626          14,970          11,492           1,611
Operating leases                            77,445           7,060          13,448          12,842          44,095
Unconditional purchase obligations           1,937           1,937              --              --              --
                                          --------        --------        --------        --------        --------
Total contractual cash obligations        $206,387        $ 18,748        $ 28,453        $113,378        $ 45,808
                                          ========        ========        ========        ========        ========

                                                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                      -----------------------------------------------------------------------------
       OTHER COMMERCIAL               TOTAL COMMITTED       1 YR           2-3 YRS        4-5 YRS        THEREAFTER
         COMMITMENTS                  ---------------     --------        --------        --------       ----------
                                                                       (in thousands)
Lines of credit (2)                       $135,000              --              --        $135,000              --

(1)      Capitalized lease obligations include the interest expense component.

(2) This pertains to our revolving line of credit of which $89.0 million is included in long-term debt shown above.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

-        Property and equipment

-        Excess of cost over fair value of net assets acquired (goodwill)

-        Impairment of long-lived assets


PROPERTY AND EQUIPMENT

         As discussed in Note 1 to the Consolidated Financial Statements, our property and equipment are stated at cost and depreciated on a straight-line method over the following estimated useful lives: building and improvements - 30 years; furniture, fixtures and equipment - 3 to 10 years. Leasehold improvements are amortized over the lesser of the asset's estimated useful life or the expected lease term. Equipment under capital leases is amortized to its expected value at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.

         Inherent in the policies regarding property and equipment are certain significant management judgments and estimates, including useful life, residual value to which the asset is depreciated, the expected value at the end of the lease term for equipment under capital leases, and the determination as to what constitutes enhancing the value of or increasing the life of assets. These significant estimates and judgments, coupled with the fact that the ultimate useful life and economic value at the end of a lease are typically not known until the passage of time, through proper maintenance of the asset, or through continued development and maintenance of a given market in which a store operates can, under certain circumstances, produce distorted or inaccurate depreciation and amortization or, in some cases result in a write down of the value of the assets under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". See Critical Accounting Policy "Impairment of Long-Lived Assets" below.

         We believe that our accounting policy for property and equipment provides a reasonably accurate means by which the costs associated with an asset are recognized in expense as the cash flows associated with the assets use are realized.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED (GOODWILL)

         As discussed in Note 1 to the Consolidated Financial Statements, as of December 30, 2001, we currently amortize goodwill over 20 years. Beginning in fiscal 2002, we will be required to adopt SFAS No. 142 "Goodwill and Other Intangibles". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The goodwill to be tested is primarily related to the acquisition in May 2000 of the Stoney River Legendary Steaks concept.

         Inherent in the policies regarding goodwill are the significant management judgments regarding the ongoing cash flow potential of the Stoney River Legendary Steak concept and our ability to locate and develop profitable locations in the future. Since the May 2000 acquisition, we have opened two new Stoney River stores and plan to open one additional store in 2002. These stores, not unlike any new store, may take time to reach a desired profitability point as the costs associated with labor and food cost in the first few months of operation are much higher as training, scheduling, and food preparation processes must be adjusted to meet customer demand. While we fully expect this concept to ultimately operate at a positive cash flow after its opening, the newness of the concept to our management team and our ability to effectively gauge customer demand can materially affect the ultimate cash flow picture for the concept and thereby affect the amount of goodwill deemed to be impaired in accordance with SFAS No. 142.

         At this time, because we have not finished our analysis pursuant to implementing SFAS No. 142, we cannot reasonably estimate the ultimate effect that this new statement will have on our consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

         As discussed in Note 1 to the Consolidated Financial Statements, Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

         The judgments made related to the ultimate expected useful life and our ability to realize undiscounted cash flows in excess of the carrying value of an asset are affected by such issues as ongoing maintenance of the asset, continued development and sustenance of a given market within which a store operates, including the presence of traffic generating businesses in the area, and our ability to operate the store efficiently and effectively can cause the Company to realize an impairment charge. We assess the projected cash flows and carrying values at the restaurant level, which is the level where identifiable cash flows are largely independent of the cash flows of other groups of assets, whenever events or changes in circumstances indicate that the long-lived assets associated with a restaurant may not be recoverable.

         We believe that our accounting policy for impairment of long-lived assets provides reasonable assurance that any assets that are impaired are written down to their fair value and a charge is taken in earnings on a timely basis.

ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         We are required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001. We were required to adopt SFAS No. 142 on December 31, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

         In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of earnings.

         As of the date of adoption of SFAS No. 142, we had unamortized goodwill in the amount of approximately $10.0 million, which is subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $544,000 for the year ended December 30, 2001 and $335,000 for the year ended December 31, 2000. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, we have not completed our analysis of the impact of adopting these Statements on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.

         We are required to adopt SFAS No. 144 in the first quarter of 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effect that adoption of SFAS No. 144 will have on our consolidated financial statements.

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

RELATED PARTY TRANSACTIONS

         During 2001, we leased the land and building of three of our restaurants from Two Mile Partners, a partnership whose partners were the late David K. Wachtel, Jr., who owned 75% and was the managing partner of the partnership and a former director and executive officer of O'Charley's, and Gregory L. Burns, who owns 25% of the partnership and is our Chairman and Chief Executive Officer. During 2000, we terminated a lease with this entity for one of our previously operated restaurants. Subsequently, Two Mile Partners, in an action initiated by Mr. Wachtel in his capacity as managing partner, sued us alleging that we breached a continuous operation provision in the lease by vacating the property and opening another O'Charley's restaurant in Clarksville, Tennessee. We paid approximately $490,000 in 2001 and $775,000 in 2000 in rent expense to Two Mile Partners. In January 2002, we entered into a comprehensive settlement agreement with Two Mile Partners settling all litigation and business matters between us. As a result of the settlement, (i) we purchased restaurant properties located in Goodlettsville, Murfreesboro and Clarksville, Tennessee that we leased from Two Mile Partners for $1.7 million, $1.6 million and $1.0 million, respectively, (ii) we terminated our lease with Two Mile Partners for a restaurant property located in Bowling Green, Kentucky on which we formerly operated our Bowling Green restaurant and sold Two Mile Partners an adjoining parcel of property used for parking for a payment of $300,000, and (iii) Two Mile Partners dismissed with prejudice the litigation pending against us in consideration of a payment by us of $200,000.

         Mr. Burns recused himself from our discussions and considerations of any matters relating to the settlement. We believe that we terminated the Clarksville lease in accordance with its terms and deny the allegations contained in the complaint filed by Two Mile Partners. Nevertheless, a special committee of the Board of Directors comprised of disinterested directors approved the settlement and believed it was in our best interest in order to settle the litigation to avoid the expense, uncertainty and distraction of this litigation. We believe the terms of the purchase of the Goodlettsville, Murfreesboro and Clarksville properties and the sale of the Bowling Green property were fair to, and on terms no less favorable than, we would have obtained in an arms' length transaction with an unrelated third party. See Notes to the Consolidated Financial Statements - Related Party Transactions, and "Commitments and Contingencies," and "Legal Proceedings."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Our fixed-rate debt consists primarily of capitalized leases and our variable-rate debt consists primarily of our revolving credit facility. In addition, to the extent we utilize our synthetic lease facility in the future, lease payments would be at variable rates based upon prevailing interest rates.

         As an additional method of managing our interest rate exposure on our revolving credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. As of December 30, 2001, we had in effect $20.0 million in swaps at an average fixed rate of 5.6%, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                O'CHARLEY'S INC.

                                                                                                                 PAGE

Independent Auditors' Report                                                                                      35
Consolidated Balance Sheets at December 31, 2000 and December 30, 2001                                            36
Consolidated Statements of Earnings for the Years Ended December 26, 1999, December 31, 2000,
   And December 30, 2001                                                                                          37
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended
   December 26, 1999, December 31, 2000, and December 30, 2001                                                    38
Consolidated Statements of Cash Flows for the Years Ended December 26, 1999, December 31, 2000,
   And December 30, 2001                                                                                          39
Notes to Consolidated Financial Statements                                                                        40

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
O'Charley's Inc.
Nashville, Tennessee:

         We have audited the consolidated balance sheets of O'Charley's Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O'Charley's Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                             KPMG LLP

Nashville, Tennessee
February 7, 2002

                          CONSOLIDATED BALANCE SHEETS


                                                                              DECEMBER 30,         DECEMBER 31,
                                                                                 2001                 2000
                                                                              ------------         ------------
                                                                                   (DOLLARS IN THOUSANDS)
                            ASSETS

Current Assets:
   Cash ..............................................................          $   6,369           $   2,552
   Accounts receivable, less allowance for doubtful accounts
     of $153 in 2001 and $144 in 2000 ................................              4,348               3,636
   Inventories .......................................................             18,288              12,605
   Deferred income taxes .............................................              3,914               1,292
   Short term notes receivable .......................................              2,025                  --
   Other current assets ..............................................              1,611               1,393
                                                                                ---------           ---------
     Total current assets ............................................             36,555              21,478
Property and Equipment, net ..........................................            330,553             274,271
Other Assets .........................................................             16,322              15,269
                                                                                ---------           ---------
                                                                                $ 383,430           $ 311,018
                                                                                =========           =========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ..................................................          $  11,334           $  12,639
   Accrued payroll and related expenses ..............................             10,789               7,780
   Accrued expenses ..................................................              9,490               6,216
   Deferred revenue ..................................................              4,974               3,336
   Federal, state and local taxes ....................................              7,266               4,118
   Current portion of long-term debt and capitalized
     leases ..........................................................              7,924               7,574
                                                                                ---------           ---------
     Total current liabilities .......................................             51,777              41,663
Long-Term Debt, net of current portion ...............................             89,181              92,306
Capitalized Lease Obligations, net of current portion ................             24,824              22,364
Deferred Income Taxes ................................................              9,576               8,431
Other Liabilities ....................................................              3,870               2,764
Shareholders' Equity:
   Common stock--No par value; authorized, 50,000,000 shares;
     issued and outstanding, 18,392,554 in 2001 and
     15,703,600 in 2000 ..............................................            110,636              67,207
   Accumulated other comprehensive loss, net of tax ..................               (490)               (220)
   Retained earnings .................................................             94,056              76,503
                                                                                ---------           ---------
     Total shareholders' equity ......................................            204,202             143,490
                                                                                ---------           ---------
                                                                                $ 383,430           $ 311,018
                                                                                =========           =========

               See notes to the consolidated financial statements

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                              YEAR ENDED
                                                                             ------------------------------------------
                                                                             DECEMBER 30,     DECEMBER 31,    DECEMBER 26,
                                                                                2001             2000            1999
                                                                             ------------     -----------     ---------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:
   Restaurant sales ..................................................        $440,875        $373,700        $ 299,014
   Commissary sales ..................................................           4,056           3,562            3,191
                                                                              --------        --------        ---------
                                                                               444,931         377,262          302,205
Costs and Expenses:
   Cost of restaurant sales:
     Cost of food, beverage and supplies .............................         143,422         121,859           99,736
     Payroll and benefits ............................................         138,009         115,029           90,625
     Restaurant operating costs ......................................          62,428          52,439           42,460
   Cost of commissary sales ..........................................           3,808           3,341            3,013
   Advertising, general and administrative expenses ..................          29,979          24,480           19,235
   Depreciation and amortization .....................................          22,135          18,202           14,060
   Asset impairment and exit costs ...................................           5,798              --               --
   Preopening costs ..................................................           5,654           4,705            4,037
                                                                              --------        --------        ---------
                                                                               411,233         340,055          273,166
                                                                              --------        --------        ---------

Income from Operations ...............................................          33,698          37,207           29,039
Other (Income) Expense:
   Interest expense, net .............................................           6,610           7,398            4,174
   Other, net ........................................................             189              24               82
                                                                              --------        --------        ---------
                                                                                 6,799           7,422            4,256
                                                                              --------        --------        ---------

Earnings Before Income Taxes and Cumulative Effect of Change
   in Accounting Principle ...........................................          26,899          29,785           24,783
Income Taxes .........................................................           9,347          10,425            8,674
                                                                              --------        --------        ---------

Earnings Before Cumulative Effect of Change in Accounting
   Principle .........................................................          17,552          19,360           16,109
Cumulative Effect of Change in Accounting Principle, net of
   tax ...............................................................              --              --           (1,348)
                                                                              --------        --------        ---------
Net Earnings .........................................................        $ 17,552        $ 19,360        $  14,761
                                                                              ========        ========        =========

Basic Earnings Per Common Share Before Cumulative Effect of
   Change in Accounting Principle ....................................        $   0.99        $   1.24        $    1.04
Cumulative Effect of Change in Accounting Principle, net of
   tax ...............................................................              --              --            (0.09)
                                                                              --------        --------        ---------
Basic Earnings Per Common Share ......................................        $   0.99        $   1.24        $    0.95
                                                                              ========        ========        =========

Diluted Earnings Per Common Share Before Cumulative Effect of
   Change in Accounting Principle ....................................        $   0.93        $   1.17        $    0.97
Cumulative Effect of Change in Accounting Principle, net of
   tax ...............................................................              --              --            (0.08)
                                                                              --------        --------        ---------
Diluted Earnings Per Common Share ....................................        $   0.93        $   1.17        $    0.89
                                                                              ========        ========        =========

               See notes to the consolidated financial statements

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME

                                                                                       ACCUMULATED
                                                   COMMON STOCK            ADDITIONAL     OTHER
                                               --------------------         PAID-IN   COMPREHENSIVE  RETAINED
                                               SHARES      AMOUNT           CAPITAL     LOSS, NET    EARNINGS        TOTAL
                                               ------     ---------        ---------- -------------  ---------     ---------
                                                                              (IN THOUSANDS)

Balance, December 27, 1998 ...............     15,394     $  65,986           $ 509     $   (103)    $  42,382     $ 108,774
   Comprehensive income:
   1999 net earnings .....................         --            --              --           --        14,761        14,761
   Change  in  unrealized loss on
     available for sale securities,
     net of tax .........................          --            --              --          (83)           --           (83)
                                               ------     ---------           -----     --------     ---------     ---------
       Total comprehensive income ........                                                                            14,678
                                                                                                                   =========

   Repurchase of common stock ............       (245)       (2,637)           (509)          --            --        (3,146)
   Exercise of employee stock
     options including  tax benefits .....        328         2,124              --           --            --         2,124
   Shares issued under CHUX
     Ownership Plan ......................         25           259              --           --            --           259
                                               ------     ---------           -----     --------     ---------     ---------
Balance, December 26, 1999 ...............     15,502        65,732              --         (186)       57,143       122,689
   Comprehensive income:
   2000 net earnings .....................         --            --              --           --        19,360        19,360
   Change  in  unrealized loss on
     available for sale  securities,
     net of tax ..........................         --            --              --          (34)           --           (34)
                                               ------     ---------           -----     --------     ---------     ---------
       Total comprehensive income ........                                                                            19,326
                                                                                                                   =========

   Repurchase of common stock ............        (52)         (584)             --           --            --          (584)
   Exercise of employee stock
     options including tax benefits ......        196         1,436              --           --            --         1,436
   Shares issued under CHUX
     Ownership Plan ......................         58           623              --           --            --           623
                                               ------     ---------           -----     --------     ---------     ---------
Balance, December 31, 2000 ...............     15,704        67,207              --         (220)       76,503       143,490
   Comprehensive income:
   2001 net earnings .....................         --            --              --           --        17,552        17,552
   Change  in  unrealized ................                                                                          loss  on
     available for sale  securities, .....         --            --              --          220            --           220
     net of tax
   Market  value of derivatives,
     net of tax ..........................         --            --              --         (490)           --          (490)
                                               ------     ---------           -----     --------     ---------     ---------
       Total comprehensive income ........                                                                            17,282
                                                                                                                   =========
   Repurchase of common stock ............       (286)       (5,153)             --           --            --        (5,153)
   Sale of Common Stock ..................      2,300        41,744              --           --            --        41,744
   Exercise of employee stock
     options including tax benefits ......        593         5,619              --           --            --         5,619
   Shares issued under CHUX
     Ownership Plan ......................         82         1,219              --           --            --         1,219
                                               ------     ---------           -----     --------     ---------     ---------
Balance, December 30, 2001 ...............     18,393     $ 110,636           $  --     $   (490)    $  94,056     $ 204,202
                                               ======     =========           =====     ========     =========     =========

               See notes to the consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          YEAR ENDED
                                                                      -----------------------------------------------
                                                                      DECEMBER 30,      DECEMBER 31,     DECEMBER 26,
                                                                          2001             2000             1999
                                                                      ------------      ------------     ------------
                                                                                        (IN THOUSANDS)

Cash Flows from Operating Activities:
   Net earnings ................................................        $ 17,552         $ 19,360         $ 14,761
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Cumulative effect of accounting change, net of tax ........              --               --            1,348
     Depreciation and amortization - property and equipment
       and goodwill ............................................          22,135           18,202           14,060
     Amortization of debt issuance costs .......................             237              139              122
     Deferred income taxes .....................................          (1,336)           2,052            1,729
     Loss on the sale and involuntary conversion of
         assets ................................................             104               10               86
     Asset impairment and exit costs ...........................           5,798               --               --
   Changes in assets and liabilities, excluding the effects
     of the Stoney River acquisition:
     Accounts receivable .......................................            (712)          (1,441)             176
     Inventories ...............................................          (5,683)          (3,684)          (1,747)
     Other current assets and short term notes receivable ......          (2,243)            (614)               2
     Accounts payable ..........................................          (1,305)           3,321            2,377
     Deferred revenue ..........................................           1,638              762              571
     Accrued payroll and other accrued expenses ................           8,707            1,535            3,297
   Tax benefit derived from exercise of stock options ..........           1,816              368              723
                                                                        --------         --------         --------
       Net cash provided by operating activities ...............          46,708           40,010           37,505

Cash Flows from Investing Activities:
   Additions to property and equipment .........................         (73,467)         (56,796)         (49,880)
   Acquisition of company, net of cash acquired ................              --          (15,849)              --
   Proceeds from the sale and involuntary conversion of
       assets ..................................................           1,355              293               35
   Other, net ..................................................            (860)              56              532
                                                                        --------         --------         --------
       Net cash used by investing activities ...................         (72,972)         (72,296)         (49,313)
Cash Flows From Financing Activities:
   Proceeds from long-term debt ................................          38,700           38,000           19,000
   Payments on long-term debt and capitalized lease
     obligations ...............................................         (49,573)          (7,099)          (5,596)
   Debt issuance costs .........................................            (659)            (348)              --
   Net proceeds from sale of common stock ......................          41,744               --               --
   Exercise of employee incentive stock options and
     issuances under stock purchase plan .......................           5,022            1,691            1,660
   Repurchase of common stock ..................................          (5,153)            (584)          (3,146)
                                                                        --------         --------         --------
       Net cash provided by financing activities ...............          30,081           31,660           11,918
                                                                        --------         --------         --------
Increase (decrease) in cash ....................................           3,817             (626)             110
Cash at beginning of the period ................................           2,552            3,178            3,068
                                                                        --------         --------         --------
Cash at end of the period ......................................        $  6,369         $  2,552         $  3,178
                                                                        ========         ========         ========

               See notes to the consolidated financial statements

                               O'CHARLEY'S INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         O'Charley's, Inc. (the "Company") owns and operates 161 (at December 30, 2001) full-service restaurant facilities in 14 southeastern and midwestern states under the trade name of "O'Charley's" and three full-service restaurant facilities under the trade name of "Stoney River Legendary Steaks." The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's fiscal year ends on the last Sunday in December. Fiscal 2001 was comprised of 52 weeks, which ended December 30, 2001. Fiscal 2000 was comprised of 53 weeks, which ended December 31, 2000. Fiscal year 1999 was comprised of 52 weeks, which ended December 26, 1999.

         Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Inventories are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

         Preopening Costs represent costs incurred prior to a restaurant opening. The Company adopted SOP 98-5, "Reporting the Costs of Start-Up Activity," in the first quarter of 1999. SOP 98-5 requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. Prior to the adoption of SOP 98-5, preopening costs were capitalized and amortized over one year. Accordingly, the Company now expenses preopening costs in the period incurred, and recognized in 1999, as a cumulative effect of a change in accounting principle, a charge equal to the after-tax effect of the unamortized preopening costs recorded on the accompanying consolidated balance sheet at December 27, 1998.

         Investments. The Company owns certain marketable securities that are accounted for in accordance with Statement of Financial Accounting Standards No. 115. "Accounting for Certain Debt and Equity Securities". Marketable securities are classified as available for sale securities and are carried at fair value, with the unrealized gains and losses recorded in a separate component of shareholders' equity, net of tax unless there is a decline in value which is considered to be other than temporary, in which case the cost of such security is written down to fair value and the amount of the write down is reflected in earnings. At December 30, 2001, the fair value and cost of such securities was $256,000.

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

         Excess of Cost Over Fair Value of Net Assets Acquired (goodwill), which is included in other assets, is amortized over 20 years using the straight-line method. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risks associated with the acquired entity. The assessment of the recoverability of the asset will be impacted if estimated future operating cash flows are not achieved. The treatment of this asset will change beginning in 2002. See "Accounting Changes and Recent Accounting Pronouncements".

         Impairment of Long-Lived Assets. Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See "Accounting Changes and Recent Accounting Pronouncements".

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

         Advertising Costs The Company expenses advertising costs as incurred, except for certain advertising production costs that are expensed the first time the advertising takes place. Advertising expense for fiscal years 2001, 2000, and 1999 totaled $13.3 million, $9.5 million, and $8.2 million, respectively.

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

         Stock Option Plan. The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, FAS 123 also allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FAS 123.

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

         Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair values of most on-and-off balance sheet financial instruments for which it is practicable to estimate that value. The scope of FAS 107 excludes certain financial instruments such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 30, 2001. Book value approximates fair value for substantially all of the Company's assets and liabilities that fall under the scope of FAS 107.

         Derivative Instruments and Hedging Activities. All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability. The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company also determines how ineffectiveness will be measured. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. If it is determined that a derivative is ineffective as a hedge, the Company discontinues hedge accounting prospectively.

         For the year ended December 30, 2001, the Company entered into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. These agreements were designated as cash flow hedges. For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If the swaps were to be terminated prior to their maturity, the gain or loss would be recognized over the remaining original life of the swap if the item hedged remained outstanding, or immediately, if the item hedged did not remain outstanding.

         Comprehensive Income. Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," establishes rules for the reporting of comprehensive income and its components. Comprehensive income, presented in the Consolidated Statement of Shareholders' Equity and Comprehensive Income, consists of net income and unrealized gains (losses) on available for sale securities and interest rate swaps. Other comprehensive loss, net of tax, for 2001 was $270,000. The other comprehensive loss is comprised of an unrealized loss on derivative financial instruments of $490,000, net of tax, offset by the effect of a loss of $220,000, net of tax, recognized in earnings related to available for sale securities.

         Operating Segments. Due to similar economic characteristics, as well as a single type of product, production process, distribution system and type of customer, the Company reports the operations of its two concepts on an aggregated basis and does not separately report segment information. Revenues from external customers are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. As a result, separate segment information is not disclosed.

         Use of Estimates. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

         Accounting Changes and Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         The Company adopted the provisions of SFAS No. 141 on July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001. SFAS No. 142 must be adopted by the Company effective December 31, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized prior to the adoption of SFAS No. 142.

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

The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of earnings.

         As of the date of adoption, the Company had unamortized goodwill in the amount of $10.0 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $544,000 for the year ended December 30, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, the Company has not completed its analysis and, therefore, is currently unable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company is required to adopt SFAS No. 144 in the first quarter of 2002, and plans to adopt its provisions for the quarter ending April 21, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's consolidated financial statements.


2. ACQUISITION

         On May 26, 2000, the Company purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $15.8 million in cash. In addition, the transaction includes an earn-out provision pursuant to which the sellers may receive up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The potential earn-out is based on the Stoney River concept achieving certain performance thresholds (income before taxes and preopening costs) for such year. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of Stoney River have been included in the Company's consolidated financial statements from the date of acquisition. The Stoney River concept is being operated as a wholly owned subsidiary of the Company. Through December 30, 2001, goodwill resulting from the acquisition was being amortized on a straight-line basis over 20 years. The allocation of the purchase price to the acquired net assets is as follows (in thousands):

Estimated fair value of assets acquired                                   $ 5,166
Purchase price in excess of the net assets acquired (goodwill)             10,701
Non-compete agreements                                                        119
Estimated fair value of liabilities assumed                                  (131)
                                                                          -------
Cash paid                                                                  15,855
Less cash acquired                                                             (6)
                                                                          -------
Net cash paid for acquisition                                             $15,849
                                                                          =======

The following unaudited proforma condensed results of operations give effect to the acquisition of Stoney River

Legendary Steaks as if such transaction had occurred at December 28, 1998:

                                                                             FISCAL YEAR
                                                                      --------------------------
                                                                        2000              1999
                                                                      --------          --------
                                                                            (IN THOUSANDS,
                                                                         EXCEPT PER SHARE DATA)
Total revenues .............................................          $381,108          $311,233
Earnings before income taxes ...............................          $ 28,930          $ 23,577
Net earnings ...............................................          $ 18,804          $ 13,977
Basic earnings per share ...................................          $   1.21          $   0.90
Basic weighted average common shares outstanding ...........            15,584            15,461
Diluted earnings per share .................................          $   1.14          $   0.84
Diluted weighted average common shares outstanding .........            16,525            16,656

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

3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at year-end:

                                                                   DECEMBER 30,       DECEMBER 31,
                                                                       2001              2000
                                                                   ------------       -----------
                                                                            (IN THOUSANDS)
Land and improvements ......................................          $ 81,275          $ 64,126
Buildings and improvements .................................           133,108            98,296
Furniture, fixtures and equipment ..........................            88,514            68,852
Leasehold improvements .....................................            73,074            67,979
Equipment under capitalized leases .........................            47,866            45,814
Property leased to others ..................................             1,140             2,061
                                                                      --------          --------
                                                                       424,977           347,128
Less accumulated depreciation and amortization .............           (94,424)          (72,857)
                                                                      --------          --------
                                                                      $330,553          $274,271
                                                                      ========          ========

         Depreciation and amortization of property and equipment was $21.6 million, $17.9 million, and $14.0 million for the years ended December 30, 2001, December 31, 2000, and December 26, 1999, respectively.

4.       OTHER ASSETS

Other assets consist of the following at year-end:

                                                                           DECEMBER 30,        DECEMBER 31,
                                                                               2001               2000
                                                                           ------------       ------------
                                                                                   (in thousands)
Excess of cost over fair value of net assets acquired
         (goodwill), net of accumulated amortization of
          $1,010 in 2001 and $466 in 2000                                    $ 10,013          $ 10,418
Cash surrender value of life insurance, deferred compensation                   2,588             2,351
Marketable securities available for sale                                          256               279
Notes receivable                                                                1,176               867
Other assets                                                                    2,289             1,354
                                                                             --------          --------
                                                                             $ 16,322          $ 15,269
                                                                             ========          ========

         Amortization of goodwill was $544,000, $335,000, and $16,000 for the years ended December 30, 2001,

December 31, 2000, and December 26, 1999, respectively.

5.       ACCRUED EXPENSES

         Accrued expenses include the following at year-end

                                                 DECEMBER 30,      DECEMBER 31,
                                                    2001              2000
                                                 ------------      -----------
                                                       (in thousands)
Insurance expenses                                $  4,058          $  2,832
Employee benefits                                    1,969             1,658
Other accrued expenses                               3,463             1,726
                                                  --------------------------
                                                  $  9,490          $  6,216
                                                  ==========================

6.       LONG-TERM DEBT

         Long-term debt consists of the following at year-end:

                                                     DECEMBER 30,        DECEMBER 31,
                                                        2001                2000
                                                     ------------        ------------
                                                              (in thousands)
Revolving line of credit                               $ 89,000           $ 92,000
Secured mortgage note payable                               196                210
Installment note payable                                    110                232
                                                       ---------------------------
                                                         89,306             92,442
Less current portion of long-term debt                     (125)              (136)
                                                       ---------------------------
Long-term debt, net of current portion                 $ 89,181           $ 92,306
                                                       ===========================

         On January 31, 2000, the Company entered into an amended and restated revolving credit agreement (the "Third Amendment") which increased its unsecured line of credit facility to $135.0 million from $100.0 million. However, the maximum borrowing capacity of the credit facility is reduced by amounts outstanding pursuant to the Company's synthetic lease facility (see Note 7). The Third Amendment requires monthly interest payments at a floating rate based on the bank's prime rate plus or minus a certain percentage spread or the LIBOR rate plus a certain percentage spread. The interest rate spread on the facility is based on certain financial ratios achieved by the Company and is recomputed quarterly. At December 30, 2001, the $89.0 million outstanding balance carried interest rates from 2.7% to 4.3%. The Third Amendment also extended the maturity date of the facility to May 31, 2003 and allows the facility to be extended annually by one year at the participating banks' option. The Third Amendment also requires the Company to meet certain financial and other covenants, including restrictions on the incurrence of indebtedness, the sale of assets, mergers and dividend payments. On July 9, 2001, the Company entered into an amendment to its revolving credit agreement that extended the maturity date of the facility from May 31, 2003 to October 5, 2006. The other terms and conditions of the credit facility were not changed. The Company is required to pay commitment fees on the $135 million revolving line of credit. The commitment fees in 2001 ranged from 0.125% to 0.15% depending upon the Company's performance in meeting certain financial and other covenants. The total amount paid in 2001 for commitment fees was approximately $188,000.

         The secured mortgage note payable at December 30, 2001, bears interest at 10.5% and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $987,000 at December 30, 2001.

         The installment note payable at December 30, 2001, bears interest at 8.6% and are payable in monthly installments, including interest, through October 2002. The installment note payable of $110,000 is secured by an airplane with a depreciated cost of approximately $928,000 at December 30, 2001. This note was paid in full in February, 2002.

         The annual maturities of long-term debt as of December 30, 2001, are:
$125,000-2002; $17,000-2003; $18,000-2004; $21,000-2005; $89.0 million-2006; and
$102,000 thereafter.

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

         The Company has a $25.0 million synthetic lease facility which matures in October 2006. The Company will act as construction agent for the lessor for certain of the properties. A separate operating lease agreement will be entered into for each property upon acquisition or construction completion providing for a term ending in October 2006. Monthly rental payments for each property lease will be based on the total costs advanced by the lessor for such property and a floating rate based on the bank's prime rate minus a certain percentage spread or the LIBOR rate plus a certain percentage spread. The lease facility requires the Company to meet certain financial and other covenants similar to the covenants and restrictions contained in the revolving credit facility. The costs accumulated by the lessor under the synthetic lease facility reduce the maximum borrowing capacity under the Company's revolving credit facility as described in
Note 6 to the consolidated financial statements.

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

         The Company currently is not leasing any assets under the synthetic lease facility. The Company is currently evaluating whether it will utilize the synthetic lease facility in the future.

         As of December 30, 2001, approximately $34.6 million net book value of the Company's property and equipment is under capitalized lease obligations. Interest rates on capitalized lease obligations range from 5.3% to 7.5%.

         Future minimum lease payments at December 30, 2001, are as follows:

                                                            CAPITALIZED
                                                             EQUIPMENT              OPERATING
                                                               LEASES                LEASES
                                                            -----------             ---------
                                                                       (IN THOUSANDS)
2002                                                          $  9,626                $ 7,060
2003                                                             7,724                  6,880
2004                                                             7,246                  6,568
2005                                                             7,313                  6,341
2006                                                             4,179                  6,501
Thereafter                                                       1,611                 44,095
                                                              --------                -------
         Total minimum rentals                                $ 37,699                $77,445
                                                                                      =======
Less amount representing interest                               (5,076)
                                                              --------
Net minimum lease payments                                      32,623
Less current maturities                                         (7,799)
                                                              --------
Capitalized lease obligations, net of current portion         $ 24,824
                                                              ========

         Rent expense for the fiscal years ending in December for operating leases is as follows:

                                       2001            2000            1999
                                      ------          ------          ------
                                                (IN THOUSANDS)
Minimum rentals                       $7,429          $6,272          $5,224
Contingent rentals                       602             614             656
                                      --------------------------------------
                                      $8,031          $6,886          $5,880
                                      ======================================

8.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

         The Company uses variable-rate debt to help finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management periodically enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed-rate cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. The swaps have been designated as cash flow hedges.

         Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of tax. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings.

         As of December 30, 2001, the Company had in effect $20.0 million in swaps at an average fixed rate of 5.6%, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006. As of December 30, 2001, $490,000 of deferred losses, net of tax, on the swaps were included in accumulated other comprehensive income. The Company had no derivative instruments at December 31, 2000.

9.       INCOME TAXES

         The total income tax expense (benefit) for each respective year is as follows:

                                                                           FISCAL YEAR
                                                       -------------------------------------------------
                                                         2001                2000                 1999
                                                       ---------           ---------           ---------
                                                                         (IN THOUSANDS)
Earnings before cumulative effect of
  accounting change................................    $   9,347           $  10,425           $   8,674
Tax effect of cumulative effect of
  accounting change................................           --                  --                (726)
Shareholders' equity, tax benefit on
  market value loss on derivative instruments......         (260)                 --                  --
Shareholders' equity, tax benefit derived
  from non-statutory stock options exercised.......       (1,816)               (387)               (768)
                                                       ---------           ---------           ---------
                                                       $   7,271           $  10,038           $   7,180
                                                       =========           =========           =========


         Income tax expense related to earnings before cumulative effect of accounting change for each respective year is as follows:

                                                                           FISCAL YEAR
                                                       ---------------------------------------------
                                                         2001               2000              1999
                                                       --------           --------          --------
                                                                         (IN THOUSANDS)
Current .....................................          $ 10,683           $  8,373          $  6,945
Deferred ....................................            (1,336)             2,052             1,729
                                                       --------           --------          --------
                                                       $  9,347           $ 10,425          $  8,674
                                                       ========           ========          ========

         Income tax expense (benefit) attributable to earnings differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings from operations as a result of the following:

                                                                        FISCAL YEAR
                                                         ------------------------------------------
                                                          2001              2000              1999
                                                         ------            ------            ------
Federal statutory rate ........................            35.0%             35.0%             35.0%
Increase (decrease) in taxes due to:
State income taxes, net of federal tax
  benefit .....................................             3.2               3.0               3.1
Tax credits and other .........................            (3.4)             (3.0)             (3.1)
                                                         ------            ------            ------
                                                           34.8%             35.0%           $ 35.0%
                                                         ======            ======            ======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

                                                                                FISCAL YEAR
                                                                 -----------------------------------------
                                                                   2001             2000             1999
                                                                 -------          -------          -------
                                                                              (IN THOUSANDS)
Deferred tax assets:
Accrued expenses, principally due to accruals for
  workers' compensation, employee health and
  retirement benefits .................................          $ 2,606          $ 1,684          $ 1,433
Asset impairment and exit cost ........................            2,242               --               --
Other .................................................              251              219              204
                                                                 -------          -------          -------
  Total gross deferred tax assets .....................            5,099            1,903            1,637
Deferred tax liabilities:
Property and equipment, principally due to
  differences in depreciation and capitalized
  lease amortization ..................................           10,658            9,005            6,742
Other .................................................              103               37               --
                                                                 -------          -------          -------
  Total gross deferred tax liabilities ................           10,761            9,042            6,742
                                                                 -------          -------          -------
       Net deferred tax liability .....................          $ 5,662          $ 7,139          $ 5,105
                                                                 =======          =======          =======

         The net deferred tax liability (asset) at year-end is recorded as follows:

                                                                            FISCAL YEAR
                                                            ----------------------------------------------
                                                              2001               2000               1999
                                                            --------           --------           --------
                                                                           (IN THOUSANDS)
Deferred income taxes, long-term liability .......          $  9,576           $  8,431           $  6,243
Deferred income taxes, current asset .............            (3,914)            (1,292)            (1,138)
                                                            --------           --------           --------
                                                            $  5,662           $  7,139           $  5,105
                                                            ========           ========           --------

         Based on the Company's history of taxable income and management's projections of future taxable income, the Company believes it is more likely than not that all of the deferred tax assets will be realized; thus, no valuation allowance is recorded.

10.      SHAREHOLDERS' EQUITY

         On September 2, 1998, the Board of Directors of the Company approved the repurchase of up to 750,000 shares of the Company's common stock. As of December 30, 2001, approximately 598,000 shares have been repurchased.

         The Company's charter authorizes 100,000 shares of preferred stock of which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 30, 2001, no preferred shares had been issued.

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

11.      EARNINGS PER SHARE

         The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share.

                                                                        2001             2000             1999
                                                                       ------           ------           ------
                                                                                   (IN THOUSANDS)
Weighted average shares outstanding - basic                            17,772           15,584           15,461
Incremental stock option shares outstanding                             1,101              941            1,195
                                                                       ----------------------------------------
Weighted average shares outstanding -  diluted                         18,873           16,525           16,656
                                                                       ========================================

         During the first quarter of 2002, the Company issued options to purchase 206,000 shares of Common Stock at an exercise price of $21.17 per share. For the fiscal years 2001, 2000, and 1999, the number of anti-dilutive shares excluded from the weighted average shares calculation were approximately 73,000, 1,016,000, and 646,300, respectively.

12.      STOCK OPTION AND PURCHASE PLANS

         The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key employees, nonemployee directors and consultants of the Company. The Company has reserved 5,963,768 shares of common stock for issuance pursuant to these plans. Options are granted at 100% of the fair market value of common stock on the date of the grant, expire ten years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. The Company adopted the O'Charley's 2000 Stock Incentive Plan (the "2000 Plan") in May 2000. The Company has reserved 3,000,000 shares of common stock for issuance pursuant to the 2000 Plan. At December 30, 2001, options to purchase 624,850 shares of common stock were outstanding under the 2000 Plan. Following adoption of the 2000 Plan, no additional options may be granted pursuant to previously adopted stock option plans. At December 30, 2001, options to purchase 2,973,368 shares of common stock were outstanding under those previously adopted plans. The Company applies APB Opinion No. 25 in accounting for its plan; and, accordingly, no compensation cost has been recognized.

         A summary of stock option activity during the past three years is as follows:

                                                                 WEIGHTED-AVERAGE
                                             NUMBER OF SHARES     EXERCISE PRICE
                                             ----------------    ----------------
Balance at December 27, 1998 .........           3,148,926           $  6.98
  Granted ............................             980,550             15.16
  Exercised ..........................            (328,438)             4.53
  Forfeited ..........................            (121,143)            12.33
                                               -----------           -------
Balance at December 26, 1999 .........           3,679,895              9.21
  Granted ............................             544,400             12.50
  Exercised ..........................            (195,884)             5.69
  Forfeited ..........................            (177,539)            13.08
                                               -----------           -------
Balance at December 31, 2000 .........           3,850,872              9.67
  Granted ............................             514,550             17.84
  Exercised ..........................            (593,285)             6.64
  Forfeited ..........................            (173,919)            14.49
                                               -----------           -------
Balance at December 30, 2001 .........           3,598,218           $ 11.11
                                               ===========           =======

         At the end of 2001, 2000 and 1999, the number of options exercisable was approximately 2,267,000, 2,362,000 and 2,038,000, respectively, and the weighted average exercise price of those options was $8.82, $7.48 and $6.28, respectively.

         The following table summarizes information about stock options outstanding at December 30, 2001.

                        OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
----------------------------------------------------------------------  ----------------------------------
                                      WEIGHTED-AVG.
                                        REMAINING         WEIGHTED-                          WEIGHTED-
                                        CONTRACTUAL       AVERAGE                            AVERAGE
    EXERCISE PRICE       NUMBER            LIFE         EXERCISE PRICE    NUMBER          EXERCISE PRICE
--------------------  -----------    ---------------    --------------  ----------        ---------------
   $ 1.00 to  4.99       137,325           0.7 years        $ 3.57         137,325            $ 3.57
   $ 5.00 to  5.99       777,727           1.8                5.61         777,727              5.61
   $ 6.00 to  7.99       343,814           3.1                7.53         341,109              7.53
   $ 8.00 to 10.99       339,912           4.6                8.95         305,958              8.88

   $11.00 to 13.99       670,962           7.1               12.18         298,611             12.16
   $14.00 to 15.99       866,128           7.2               15.08         372,896             15.08
   $16.00 to 18.99       462,350           9.1               17.84          33,750             18.06
   ---------------     ---------           ---             -------       ---------            ------
   $ 1.00 to 18.99     3,598,218           5.4             $ 11.11       2,267,376            $ 8.82
   ===============     =========           ===             =======       =========            ======

         The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible employees of the Company to become shareholders in O'Charley's. The Company has reserved 675,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan, which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85% of the lower of 1) the closing market price per share of the Company's Common Stock on the last trading date of the plan period or 2) the average of the closing market price of the Company's Common Stock on the first and the last trading day of the plan period. Contributions of up to 15% of base salary are made by each participant through payroll deductions. As of December 30, 2001, 287,895 shares have been issued under this plan.

         If compensation cost for these plans had been determined consistent with FAS Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                                        FISCAL YEAR
                                                            --------------------------------------------
                                                              2001             2000                1999
                                                            --------          --------            ------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Earnings:
    As reported ..................................          $ 17,552          $ 19,360            14,761
    Pro forma, as adjusted under FAS 123 .........            15,980            17,749            13,391

Basic Earnings Per common Share:
    As reported ..................................          $   0.99          $   1.24          $   0.95
    Pro forma, as adjusted under FAS 123 .........              0.89              1.14              0.87

Diluted Earnings Per common Share:
    As reported ..................................          $   0.93          $   1.17          $   0.89
    Pro forma, as adjusted under FAS 123 .........              0.84              1.07              0.80

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

                                                                          FISCAL YEAR
                                                            --------------------------------------------
                                                              2001              2000               1999
                                                            --------           ------             -------
Risk-free investment interest ....................              5.5%              5.6%              6.4%
Expected life in years ...........................              6.1               6.8               7.0
Expected volatility ..............................             49.6%             50.8%             51.5%
Fair value of options granted (per share) ........            $9.78             $7.32             $9.30

         The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan (the "Plan"). Under the Plan, employees can make contributions up to 15% of their annual compensation. The Company contributes annually to the Plan an amount equal to 50% of employee contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20% each year beginning after the employee's initial year of employment. Company contributions were approximately $550,000 in 2001, $439,000 in 2000, and $356,000 in 1999.

         The Company maintains a deferred compensation plan for a select group of management employees to provide supplemental retirement income benefits through deferrals of salary, bonus and deferral of contributions which cannot be made to the Company's 401(k) Plan due to Internal Revenue Code limitations. Participants in this plan can contribute, on a pre-tax basis, up to 50% of their base pay and 100% of their bonuses. The Company contributes annually to this plan an amount equal to a matching formula of each participant's deferrals. Company contributions were $248,000 in 2001, $214,000 in 2000, and $205,000 in
1999. The amount of the deferred compensation liability payable to the participants is recorded as "other liabilities" on the consolidated balance sheets.

14.      RELATED-PARTY TRANSACTIONS

         At the beginning of 1999, the Company leased three of its restaurants from CWF Associates, Inc., an entity that was controlled by certain directors and the chief executive officer of the Company. During 1999, the Company terminated one of the leases for a fee of $116,000 paid to CWF Associates, Inc. During 2000, the Company purchased the remaining two leased properties for an aggregate of $1.9 million.

         At the beginning of 1999, the Company leased the land and building of four of its restaurants from Two Mile Partners, a partnership whose partners were David K. Wachtel, Jr., who owned 75% and was the managing partner of the partnership and a former director and executive officer of the Company, and Gregory L. Burns, the Company's Chairman of the Board and Chief Executive Officer, who owns 25% of the partnership. During 2000, the Company terminated one of the leases. The three remaining leases were to expire at various times through 2007, with options to renew for a term of 10 years. Also refer to Note 17.

         The aforementioned related-party transactions are reflected in the consolidated financial statements as follows:

                                                                        FISCAL YEAR
                                                           -------------------------------------
                                                            2001           2000            1999
                                                           ------        -------          ------
                                                                        (IN THOUSANDS)
Consolidated Statements of Operations
Restaurant operating costs:
  Rent expense                                              $ 330          $ 448          $ 599
  Contingent rentals                                          160            327            410

15.      CONSOLIDATED STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information is as follows:

                                                                            FISCAL YEAR
                                                            -----------------------------------------
                                                              2001             2000            1999
                                                            -------          -------          -------
                                                                       (IN THOUSANDS)
Cash paid for interest                                      $ 7,552          $ 8,003          $ 4,154
Additions to capitalized lease obligations                   10,559           10,871            9,787
Income taxes paid                                             7,242           10,203            5,254

16.      ASSET IMPAIRMENT AND EXIT COSTS

         During the 2001 third quarter, management made the decision to close five stores at various specific dates over the next twelve months. This decision followed a review of historical and projected cash flows of the Company's stores in view of the difficult economic environment in which the Company is operating. As a result of this decision, the Company recognized a charge during the third quarter for asset impairment and exit costs totaling $5.8 million. This amount includes an asset impairment charge of approximately $5.0 million related to building, leasehold improvement and equipment write-downs, and an exit cost accrual of approximately $800,000 relating primarily to minimum property lease payments from the post-closure date to the projected sublease date, if applicable, otherwise to the end of the lease term. With respect to the asset impairment charge, fair value was determined by discounting projected cash flow for each location, which is the lowest level of identifiable cash flows largely independent of the cash flows of other groups of assets, over its remaining operating period, including the estimated proceeds from the disposition of such assets. The exit cost accrual is reflected in accrued expenses on the accompanying consolidated balance sheet at December 30, 2001. There had been no significant payments related to the exit costs as of December 30, 2001.

17.      COMMITMENTS AND CONTINGENCIES

         In November 2000, the Company was sued by Two Mile Partners in the circuit court for Montgomery County, Tennessee. Two Mile Partners is a Tennessee general partnership whose partners were the late David K. Wachtel, Jr., who owned 75% and was the managing partner of the partnership and a former director and executive officer of the Company, and Gregory L. Burns, who owns 25% of the partnership and is Chairman of the Board and Chief Executive Officer of the Company. Prior to Mr. Wachtel's death in November 2001, all decisions regarding the prosecution of this suit by Two Mile Partners were made by Mr. Wachtel in his capacity as managing partner. In the complaint, Two Mile Partners sought $1.5 million in damages, plus interest, attorneys' fees and costs as a result of our alleged breach of a lease entered into in 1985 for a restaurant property owned by the partnership and located in Clarksville, Tennessee. Two Mile Partners alleged that the Company breached a continuous operation provision in the lease by vacating the property in July 2000 and opening another O'Charley's restaurant in Clarksville, Tennessee.

         In January 2002, the Company entered into a comprehensive settlement agreement with Two Mile Partners settling all litigation and business matters between the Company and Two Mile Partners. As a result of the settlement, (i) the Company purchased restaurant properties located in Goodlettsville, Murfreesboro and Clarksville, Tennessee that were leased from Two Mile Partners for $1.7 million, $1.6 million and $1.0 million, respectively, (ii) the Company terminated a lease with Two Mile Partners for a restaurant property located in Bowling Green, Kentucky on which we formerly operated the Bowling Green restaurant and sold Two Mile Partners an adjoining parcel of property used for parking for a payment of $300,000, and (iii) Two Mile Partners dismissed with prejudice the litigation pending against the Company in consideration of a payment by the Company of $200,000. The $200,000 cash settlement has been accrued in the accompanying consolidated financial statements.

         Mr. Burns recused himself from the discussions and considerations by the Company of any matters relating to the settlement. The Company believes that it terminated the Clarksville lease in accordance with its terms and denies the allegations contained in the complaint filed by Two Mile Partners. Nevertheless, a special committee of the Board of Directors comprised of disinterested directors approved the settlement and believed it was in the Company's best interest to settle the litigation to avoid the expense, uncertainty and distraction of this litigation.

         The Company is also involved in various other legal actions incidental to its business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's operating results, liquidity or financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 9, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Election of Directors" information required by Item 10 of Form 10-K as to directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 9, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 9, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Proxy Statement issued in connection with the shareholders meeting to be held on May 9, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements:  See Item 8

         2.       Financial Statement Schedules:  Not Applicable

         3.       Management Contracts and Compensatory Plans and Arrangements

                  - O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.19)

                  - First Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.20)

                  - Second Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.21)

                  - Third Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.22)

                  - Fourth Amendment to O'Charley's Inc. 1990 Employee Stock Plan (included as Exhibit 10.23)

                  - O'Charley's 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.24)

                  -        CHUX Ownership Plan, as amended (included as Exhibit
                           10.25)

                  -        O'Charley's 2000 Stock Incentive Plan (included as
                           Exhibit 10.26)

                  - Severance Compensation Agreement, dated February 16, 2000, by and between O'Charley's Inc. and Gregory L. Burns (included as Exhibit 10.27)

                  - Severance Compensation Agreement, dated as of April 5, 2001, by and between O'Charley's Inc. and A. Chad Fitzhugh (included as Exhibit 10.28)

                  - Severance Compensation Agreement, dated as of April 5, 2001, by and between O'Charley's Inc. and Steven
                           J. Hislop (included as Exhibit 10.29)

                  - Severance Compensation Agreement, dated as of August 30, 2000, by and between O'Charley's Inc. and William
                           E. Hall, Jr. (included as Exhibit 10.30)

         4.       Exhibits:

Exhibit
Number                                               Description

3.1               ----     Restated Charter of the Company  (restated  electronically  for SEC filing purposes only and  incorporated by reference to Exhibit 3 to the Company's  Current Report on Form 8-K
                           filed with the Securities and Exchange Commission on December 27, 2000)

3.2               ----     Amended and Restated  Bylaws of the Company  (incorporated  by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)

4.1               ----     Form of Certificate  for the Common Stock  (incorporated  by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 33-35170)

4.2               ----     Rights Agreement,  dated December 8, 2000,  between the Company and First Union National
                           Bank, as Rights Agent  (incorporated by reference to Exhibit 4 to the Company's  Current
                           Report on Form 8-K filed with the  Securities  and Exchange  Commission  on December 27,
                           2000)

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

Exhibit
Number                                               Description

10.6              ----     Lease dated December 26, 1986 between Two Mile Partners and CWF Corporation for 1006
                           Memorial Blvd., Murfreesboro, TN (incorporated by reference to Exhibit 10.8 of the
                           Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.7              ----     Amended and Restated  Revolving  Credit  Agreement,  dated as of December 8, 1997, among
                           O'Charley's Inc. and Mercantile Bank National  Association,  Bank One, N.A., First Union
                           National  Bank,  NationsBank  of  Tennessee,  N.A.,  as  Co-Agent,  and  First  American
                           National  Bank,  as Agent  (incorporated  by reference to Exhibit 10.18 of the Company's
                           Annual Report on Form 10-K for the year ended December 28, 1997)

10.8              ----     Assumption  Agreement and Amendment to Amended and Restated  Revolving Credit Agreement,
                           dated December 7, 1998,  among  O'Charley's  Inc.,  OCI, Inc.,  O'Charley's  Sports Bar,
                           Inc., Air Travel  Services,  Inc.,  O'Charley's  Management  Company,  Inc.,  DFI, Inc.,
                           O'Charley's  Restaurant  Properties,  LLC,  Mercantile Bank National  Association,  Bank
                           One, N.A., First Union National Bank,  NationsBank of Tennessee,  N.A., as Co-Agent, and
                           First American  National Bank, as Agent  (incorporated  by reference to  Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 27, 1998)

10.9              ----     Assumption  and Second  Amendment to Amended and Restated  Revolving  Credit  Agreement,
                           dated  December 8,  1999, among  O'Charley's  Inc., OCI, Inc.,  O'Charley's  Sports Bar,
                           Inc., Air Travel  Services,  Inc.,  O'Charley's  Management  Company,  Inc.,  DFI, Inc.,
                           O'Charley's  Restaurant  Properties,  LLC, O'Charley's Service Company, Inc., Mercantile
                           Bank  National  Association,  First  Union  National  Bank,  Bank of America,  N.A.,  as
                           Co-Agent,  and First  American  National  Bank, as Agent  (incorporated  by reference to
                           Exhibit 10.10  of the Company's  Annual Report on Form 10-K for the year ended  December
                           26, 1999)

10.10             ----     Third Amendment to Amended and Restated  Revolving Credit  Agreement,  dated January 31,
                           2000, by and among  O'Charley's  Inc.,  OCI,  Inc.,  O'Charley's  Sports Bar,  Inc., Air
                           Travel Services,  Inc.,  O'Charley's  Management Company,  Inc., DFI, INC.,  O'Charley's
                           Restaurant  Properties,   LLC,  O'Charley's  Service  Company,  Inc.,  Mercantile  Bank,
                           National Association,  First Union National Bank, SunTrust Bank, Bank of America,  N.A.,
                           as Co-Agent,  and AmSouth Bank, as Agent  (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 26, 1999)

10.11             ----     Assumption  and Fourth  Amendment to Amended and Restated  Revolving  Credit  Agreement,
                           dated October 10, 2000, by and among  O'Charley's  Inc., OCI, Inc.,  O'Charley's  Sports
                           Bar, Inc., Air Travel Services,  Inc.,  O'Charley's Management Company, Inc., DFI, INC.,
                           O'Charley's  Restaurant  Properties,  LLC,  O'Charley's  Service Company,  Inc.,  Stoney
                           River Legendary  Management,  L.P., Stoney River Management  Company,  Inc., First Union
                           National Bank,  SunTrust Bank,  Firstar Bank, N.A., Bank of America,  N.A., as Co-Agent,
                           and AmSouth Bank, as Agent (incorporated by reference to Exhibit 10.12 of the Company's
                           Annual Report on Form 10-K for the year ended December 31, 2000)

10.12             ----     Assumption  Agreement  and Fifth  Amendment  to Amended and  Restated  Revolving  Credit
                           Agreement,  dated July 9, 2001, by and among  O'Charley's  Inc., OCI, Inc.,  O'Charley's
                           Sports Bar, Inc., Air Travel Service,  Inc.,  O'Charley's Management Company, Inc., DFI,
                           Inc.,  O'Charley's  Restaurant  Properties,  LLC,  O'Charley's  Service  Company,  Inc.,
                           Stoney River Legendary Management, L.P. and Stoney River Management Company, Inc.
                           (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
                           for the quarter ended July 15, 2001)

10.13             ----     Participation Agreement, dated as of October 10, 2000, among O'Charley's Inc., as Lessee,
                           First American Business Capital, Inc., as Lessor, AmSouth Bank, as Agent, Bank of America,
                           Firstar Bank, N.A., First Union National Bank and SunTrust Bank (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended
                           December 31, 2000)

10.14             ----     First  Amendment  to  Participation  Agreement,  dated July 9, 2001,  among  O'Charley's
                           Inc., as lessee,  First American  Business  Capital,  Inc., as lessor,  AmSouth Bank, as agent,  Bank of  America,  N.A.,  Firstar  Bank,  N.A.,  First Union  National  Bank and
                           SunTrust  Bank  (incorporated  by  reference  to Exhibit 10.2 of the Company's Quarterly
                           Report on Form 10-Q for the quarter ended July 15, 2001)

Exhibit
Number                                               Description


10.15             ----     Lease,  dated as of October 10, 2000, by and between First  American  Business  Capital,
                           Inc., as Lessor, and O'Charley's Inc., as Lessee (incorporated by reference to  Exhibit
                           10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.16             ----     Lease,  dated October 10, 2000, by and between First American  Business  Capital,  Inc., as Lessor, and O'Charley's Inc., as Lessee (incorporated by reference to  Exhibit  10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.17             ----     First  Amendment to Lease,  dated July 9, 2001, by and between First  American  Business
                           Capital, Inc., as lessor, and O'Charley's Inc., as lessee (incorporated by reference to
                           Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended July
                           15, 2001)

10.18             ----     O'Charley's  Inc. 1985 Stock Option Plan  (incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.19             ----     O'Charley's  Inc. 1990 Employee Stock Plan  (incorporated  by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1, Registration No. 33-35170)

10.20             ----     First  Amendment  to  O'Charley's  Inc.  1990  Employee  Stock  Plan   (incorporated  by
                           reference  to Exhibit  10.24 of the  Company's  Annual  Report on Form 10-K for the year ended December 29, 1991)

10.21             ----     Second  Amendment  to  O'Charley's  Inc.  1990  Employee  Stock  Plan  (incorporated  by reference  to Exhibit  10.23 of the  Company's  Annual  Report on Form 10-K for the year ended December 26, 1993)

10.22             ----     Third  Amendment  to  O'Charley's  Inc.  1990  Employee  Stock  Plan   (incorporated  by
                           reference to  Exhibit 10.14  of the  Company's  Annual  Report on Form 10-K for the year ended December 27, 1998)

10.23             ----     Fourth  Amendment  to  O'Charley's  Inc.  1990  Employee  Stock  Plan  (incorporated  by reference  to  Exhibit 10.1  of the  Company's  Quarterly  Report on  Form 10-Q  for the
                           quarter ended October 1, 2000)

10.24             ----     O'Charley's   Inc.   1991  Stock   Option  Plan  for  Outside   Directors,   as  amended
                           (incorporated  by  reference  to  Exhibit  10.2 of the  Company's  Quarterly  Report  on
                           Form 10-Q for the quarter ended October 1, 2000)

10.25             ----     CHUX  Ownership  Plan,  as amended  (incorporated  by  reference  to Exhibit 10.2 of the
                           Company's Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)

10.26             ----     O'Charley's  2000 Stock  Incentive  Plan  (incorporated  by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)

10.27             ----     Severance  Compensation  Agreement,  dated February 16, 2000, by and between O'Charley's
                           Inc. and Gregory L. Burns  (incorporated  by reference to the Company's Annual Report on
                           Form 10-K for the year ended December 26, 1999)

10.28             ----     Severance Compensation  Agreement,  dated April 5, 2001, by and between O'Charley's Inc.
                           and A. Chad  Fitzhugh  (incorporated  by  reference  to  Exhibit  10.2 of the  Company's
                           Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)

10.29             ----     Severance Compensation  Agreement,  dated April 5, 2001, by and between O'Charley's Inc.
                           and  Steven J.  Hislop  (incorporated  by  reference  to Exhibit  10.1 of the  Company's
                           Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)

Exhibit
Number                                               Description


10.30             ----     Severance  Compensation  Agreement,  dated August 30, 2000,  by and between  O'Charley's
                           Inc.  and  William  E. Hall,  Jr.  (incorporated  by  reference  to Exhibit  10.3 of the
                           Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)

21                ----     Subsidiaries of the Company

23                ----     Consent of KPMG LLP

(b) No reports on Form 8-K were filed by the Company during the twelve weeks ended December 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee.

                                       O'CHARLEY'S INC.

Date: March 29, 2002                   By:   /s/ Gregory L. Burns
                                             ----------------------------
                                             Gregory L. Burns
                                             Chief Executive Officer and
                                             Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               Signature                                       Title                                     Date

/s/ Gregory L. Burns                             Chief Executive Officer and Chairman of            March 29, 2002
----------------------------------------------   the Board (Principal Executive Officer)
(Gregory L. Burns)


/s/ Steven J. Hislop                             President, Chief Operating Officer and             March 29, 2002
----------------------------------------------   Director
(Steven J. Hislop)


/s/ A. Chad Fitzhugh                             Chief Financial Officer, Secretary, and            March 29, 2002
----------------------------------------------   Treasurer (Principal Financial and
(A. Chad Fitzhugh)                               Accounting Officer)


/s/ John W. Stokes, Jr.                          Director                                           March 29, 2002
----------------------------------------------
(John W. Stokes, Jr.)

/s/ Richard Reiss, Jr.                           Director                                           March 29, 2002
----------------------------------------------
(Richard Reiss, Jr.)

/s/ G. Nicholas Spiva                            Director                                           March 29, 2002
----------------------------------------------
(G. Nicholas Spiva)

/s/ H. Steve Tidwell                             Director                                           March 29, 2002
----------------------------------------------
(H. Steve Tidwell)

/s/ Samuel H. Howard                             Director                                           March 29, 2002
----------------------------------------------
(Samuel H. Howard)

/s/ Shirley A. Zeitlin                           Director                                           March 29, 2002
----------------------------------------------
(Shirley A. Zeitlin)

/s/ Dale W. Polley                               Director                                           March 29, 2002
----------------------------------------------
(Dale W. Polley)

/s/ Robert J. Walker                             Director                                           March 29, 2002
----------------------------------------------
(Robert J. Walker)