Form 10-Q
period 2002-04-21
O CHARLEYS INC
filed 2002-06-05
CIK 864233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 21, 2002

Commission file number 0-18629

O’Charley’s Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1192475
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3038 Sidco Drive, Nashville, Tennessee	37204
(Address of principal executive offices)	(Zip Code)

(615)-256-8500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding as of June 3, 2002
Common Stock, no par value	18,677,652 shares

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
RESTRICTED STOCK UNIT AGREEMENT/GREGORY BURNS
RESTRICTED STOCK UNIT AGREEMENT/STEVEN HISLOP
RESTRICTED STOCK UNIT AGREEMENT/CHAD FITZHUGH
RESTRICTED STOCK UNIT AGREEMENT/WILLIAM HALL, JR.
RESTRICTED STOCK UNIT AGREEMENT/HERMAN MOORE, JR.
SECURED PROMISSORY NOTE / GREGORY BURNS
SECURED PROMISSORY NOTE / STEVEN HISLOP
SECURED PROMISSORY NOTE / CHAD FITZHUGH
SECURED PROMISSORY NOTE / WILLIAM HALL, JR.
SECURED PROMISSORY NOTE / HERMAN MOORE, JR.

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended April 21, 2002

Index

Page No.

Part I — Consolidated Financial Statements

Item 1. Consolidated financial statements (unaudited):

Consolidated balance sheets as of April 21, 2002 and December 30, 2001	3

Consolidated statements of earnings for the 16 weeks ended April 21, 2002 and April 22, 2001	4

Consolidated statements of cash flows for the 16 weeks ended April 21, 2002 and April 22, 2001	5

Notes to unaudited consolidated financial statements	6

Item 2. Management’s discussion and analysis of financial condition and results of operations	9

Item 3. Quantitative and qualitative disclosures about market risk	15

Part II — Other Information

Item 1. Legal proceedings	16

Item 6. Exhibits and reports on Form 8-K	16

Signatures	17

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	April 21,	December 30,
	2002	2001

Assets

Current Assets:
Cash and cash equivalents	$732	$6,369
Accounts receivable	5,214	4,348
Inventories	23,702	18,288
Deferred income taxes	3,571	3,914
Short-term notes receivable	2,950	2,025
Other current assets	2,037	1,611

Total current assets	38,206	36,555
Property and Equipment, net	347,189	330,553
Other Assets	16,462	16,322

	$401,857	$383,430

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$10,605	$11,334
Accrued payroll and related expenses	10,837	10,789
Accrued expenses	9,017	9,490
Deferred revenue	2,711	4,974
Federal, state and local taxes	7,450	7,266
Current portion of long-term debt and capitalized leases	7,668	7,924

Total current liabilities	48,288	51,777

Deferred Income Taxes	10,088	9,576

Other Liabilities	3,870	3,870

Long-Term Debt	101,975	89,181

Capitalized Lease Obligations	22,535	24,824

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 18,662,567 in 2002 and 18,392,554 in 2001	113,477	110,636
Accumulated other comprehensive loss, net of tax	(490)	(490)
Retained earnings	102,114	94,056

	215,101	204,202

	$401,857	$383,430

See notes to consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Sixteen Weeks Ended April 21, 2002 and April 22, 2001
(In thousands, except per share data)

(Unaudited)

	2002	2001

Revenues:
Restaurant sales	$148,220	$128,916
Commissary sales	1,412	1,168

	149,632	130,084

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	43,013	36,902
Payroll and benefits	46,491	40,642
Restaurant operating costs	24,905	22,119
Cost of commissary sales	1,322	1,095
Advertising, general and administrative expenses	10,793	8,135
Depreciation and amortization	7,363	6,303
Preopening costs	1,799	2,117

	135,686	117,313

Income from Operations	13,946	12,771
Other (Income) Expense:
Interest expense, net	1,720	2,454
Other, net	(123)	(9)

	1,597	2,445

Earnings Before Income Taxes	12,349	10,326
Income Taxes	4,291	3,588

Net Earnings	$8,058	$6,738

Basic Earnings per Share:
Earnings per common share	$0.43	$0.42

Weighted average common shares outstanding	18,536	16,117

Diluted Earnings per Share:
Earnings per common share	$0.41	$0.39

Weighted average common shares outstanding	19,728	17,363

See notes to consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Sixteen Weeks Ended April 21, 2002 and April 22, 2001
(In thousands)

(Unaudited)

	2002	2001

Cash Flows from Operating Activities:
Net earnings	$8,058	$6,738
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment and goodwill	7,363	6,303
Amortization of debt issuance costs	74	56
Provision for deferred income taxes	855	(95)
(Gain) loss on the sale and disposal of assets	(83)	96
Changes in assets and liabilities:
Accounts receivable	(866)	(606)
Inventories	(5,414)	(5,649)
Other current assets	(1,351)	(986)
Accounts payable	(729)	(625)
Deferred revenue	(2,334)	(2,196)
Accrued payroll and other accrued expenses	(241)	1,425
Tax benefit derived from exercise of stock options	657	742

Net cash provided by operating activities	5,989	5,203

Cash Flows from Investing Activities:
Additions to property and equipment	(25,474)	(24,228)
Proceeds from the sale of assets	1,637	649
Other, net	(222)	88

Net cash used by investing activities	(24,059)	(23,491)

Cash Flows from Financing Activities:
Proceeds from long-term debt	12,799	18,104
Payments on long-term debt and capitalized lease obligations	(2,550)	(44,390)
Net proceeds from sale of common stock	—	41,744
Exercise of employee incentive stock options and issuances under stock purchase plan	2,184	2,269

Net cash provided by financing activities	12,433	17,727

Decrease in Cash	(5,637)	(561)
Cash at Beginning of the Period	6,369	2,552

Cash at End of the Period	$732	$1,991

Supplemental disclosures:
Cash paid for interest	$1,318	$2,674

Cash paid for income taxes	$3,389	$2,339

See notes to consolidated financial statements.

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Sixteen Weeks Ended April 21, 2002 and April 22, 2001

A.    BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each. Both fiscal 2002 and 2001 consist of fifty-two weeks each. Beginning in 2002, the Company has reclassified restaurant supplies expense as restaurant operating costs in the accompanying consolidated statements of earnings. Such costs were previously included in the cost of food and beverage. The prior year consolidated statement of earnings has been reclassified to conform to the current year presentation.

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

     These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

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

	Sixteen
	weeks ended

(In thousands,	April 21,	April 22,
except per share data)	2002	2001

Net Earnings	$8,058	$6,738

Basic Earnings Per Share:
Weighted average shares outstanding	18,536	16,117
Basic earnings per share	$0.43	$0.42

Diluted Earnings Per Share:
Weighted average shares outstanding	18,536	16,117
Incremental stock option shares outstanding	1,192	1,246

Weighted average diluted shares outstanding	19,728	17,363
Diluted earnings per share	$0.41	$0.39

No options were excluded from the 2002 and 2001 sixteen week diluted weighted average shares calculation.

C.  STORE CLOSURE EXIT COSTS

     As discussed in Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001, the Company incurred charges during the third quarter of fiscal 2001 for asset impairment of approximately $5.0 million and exit costs totaling approximately $800,000 related to our decision to close five restaurants. We closed one store during the fourth quarter of 2001 and two stores during the first quarter of 2002. During the quarter ended April 21, 2002, the Company paid exit costs totaling approximately $200,000. The remaining balance of the accrual at April 21, 2002 was approximately $600,000.

D.  DERIVATIVE INSTRUMENTS

     At April 21, 2002, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $20 million that effectively convert an equal portion of its debt from a floating rate to a fixed rate. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates. The fair value of the Company’s derivative consolidated financial instruments at April 21, 2002, is a liability of $751,000, which is included in other liabilities on the face of the consolidated balance sheet. The fair value adjustment resulted in the recognition of unrealized losses of $208, net of related income taxes of $111, in accumulated other comprehensive loss in 2002.

E.  COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and other comprehensive income attributable to unrealized gains and losses on derivative financial instruments and unrealized gains and losses on available for sale securities. Other comprehensive loss, net of tax, for the first quarter of 2001 was $179,000. Other comprehensive loss, net of tax, for the first quarter of 2002 was insignificant.

F.  RESTRICTED STOCK UNIT GRANTS

     In the first quarter of 2002, the Company granted approximately 79,000 restricted stock units to certain of our executive officers in order to provide retention incentives and to encourage them to meet and exceed budgeted increases in targeted performance criteria. Each restricted stock unit represents the right to receive one share of the Company’s common stock. For each of fiscal years 2002, 2003 and 2004, the compensation committee of the board of directors will establish performance criteria related to targeted earnings per share. If the annual performance targets are achieved, one-third of the restricted stock units will vest in that year and the Company will issue the corresponding number of common shares to the officers. In the event the performance criteria are not achieved, the restricted stock units that would have vested related to that fiscal year shall not vest and all rights thereto shall forfeit. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. Compensation cost related to these restricted stock unit awards recognized by the Company during the 16-week period ended April 21, 2002 approximated $200,000.

G.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

     We were required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001. We adopted SFAS No. 142 on December 31, 2001.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We have until the end of the second quarter of 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of earnings.

     As of the date of adoption of SFAS No. 142, we had unamortized goodwill in the amount of approximately $10.0 million, which is subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $167,000 for the quarter ended April 22, 2001. The table below sets forth the adjusted first quarter of 2001 assuming no goodwill amortization was recognized during that time.

First Quarter 2001 Adjusted for Goodwill Amortization
 (in thousands, except per share amounts)

Earnings before Income Taxes	$10,326
Goodwill Amortization	167

Adjusted Earnings before Income Taxes	10,493
Income Taxes	3,646

Net Income	$6,847

Basic Earnings per Share	$0.42

Diluted Earnings per Share	$0.39

     Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, we have not completed our analysis of the impact of adopting these Statements on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, we believe that a transitional impairment loss may be recognized upon the completion of our analysis.

     In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. The Company adopted this standard in the first quarter of 2002. The adoption had no impact on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

     At April 21, 2002 we operated 167 O’Charley’s restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia and four Stoney River restaurants in suburban Atlanta and Chicago. O’Charley’s are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value-oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment.

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

     The following table reflects changes in the number of O’Charley’s restaurants during the first quarter of 2002 and 2001.

Restaurants	2002	2001

In operation, beginning of period	161	138
Restaurants opened, first quarter	8	9
Restaurants closed	(2)	0

In operation, end of period	167	147

     As discussed in Note G in the notes to the unaudited consolidated financial statements, beginning in fiscal year 2002 the Company no longer amortizes goodwill. However, we are required to test the goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. We are currently evaluating the fair value of the goodwill associated with Stoney River and believe that we may incur a transitional impairment loss upon the completion of our analysis.

     We have completed our feasibility study on franchising our O’Charley’s restaurant concept and expect to have our first franchise agreements in place in 2002. We will incur certain legal and administrative expenses during the development stage of this program which will not necessarily be offset by franchising revenue. The establishment of franchising operations could have an adverse effect on our operating results until such time, if ever, as those operations begin to generate revenues in excess of their related expenses.

     Revenues consist of restaurant sales and to a lesser extent commissary sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs.

     Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. We believe our menu offers a broad selection of menu items and as a result there is not a high concentration of our food costs in any one product category. Various factors beyond our control, including adverse weather, cause periodic fluctuations in food and other costs. Generally, temporary increases in these costs are not passed on to customers; however, we have in the past generally adjusted menu prices to compensate for increased costs of a more permanent nature.

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

     Restaurant Operating Costs includes occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization. Supplies, rent, supervisory salaries, bonuses, management training salaries, general liability and property insurance, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category. We are evaluating a possible sale-leaseback facility pursuant to which the lessor would acquire certain of our restaurant properties and then lease those properties to us. To the extent that proceeds from any sale and leaseback transaction are used to repay indebtedness under our revolving credit facility, this would reduce our interest expense. We would incur additional rent expense, however, which would increase our restaurant operating costs and decrease our restaurant operating income.

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

     Depreciation and Amortization primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life. For periods prior to December 31, 2001, depreciation and amortization also includes amortization of goodwill which relates primarily to the acquisition of the Stoney River concept. In accordance with SFAS 141 and SFAS 142, as discussed in note G to the notes to unaudited consolidated financial statements, we no longer amortize goodwill.

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

     The following section should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the first quarter of 2002 and 2001 as a percentage of total revenues unless otherwise indicated. Each of the first quarters was comprised of 16 weeks.

	First Quarter

	2002	2001

Revenues:
Restaurant sales	99.1%	99.1%
Commissary sales	0.9%	0.9%

	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.0%	28.6%
Payroll and benefits	31.4%	31.5%
Restaurant operating costs	16.8%	17.2%

	77.2%	77.3%

Restaurant operating margin (2)	22.8%	22.7%
Cost of commissary sales (3)	93.6%	93.8%
Advertising, general and administrative expenses	7.2%	6.3%
Depreciation and amortization	4.9%	4.8%
Preopening costs	1.2%	1.6%

Income from Operations	9.3%	9.8%
Other (Income) Expense:
Interest expense, net	1.1%	1.9%
Other, net	(0.1%)	0.0%

Earnings Before Income Taxes	8.3%	7.9%
Income Taxes	2.9%	2.8%

Net Earnings	5.4%	5.2%

(1)	As a percentage of restaurant sales. In accordance with standard industry practice, the Company has reclassified restaurant supplies to be included in restaurant operating costs.

(2)	Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.

(3)	As a percentage of commissary sales.

First Quarter of 2002 Versus First Quarter of 2001

     Total Revenues in the first quarter of 2002 increased $19.5 million, or 15.0%, to $149.6 million from $130.1 million in the first quarter of 2001, primarily as a result of an increase in restaurant sales of $19.3 million, or 15.0%. The increase in restaurant sales was attributable to 23 new O’Charley’s restaurants, two new Stoney River restaurants, an increase in same store sales at our O’Charley’s restaurants of 1.2%, including a 0.9% increase in customer traffic, and an increase in same store sales at our Stoney River restaurants of 0.3%. This increase was partially offset by the closure of three restaurants since the end of the first quarter of last year. The increase in same store sales at our O’Charley’s restaurants resulted from an increase in both our check average and guest traffic. The increase in same store sales at our Stoney River restaurants resulted from an increase in our check average.

     Cost of Food and Beverage in the first quarter of 2002 increased $6.1 million, or 16.6%, to $43.0 million from $36.9 million in the first quarter of 2001. As a percentage of restaurant sales, cost of food and beverage increased to 29.0% in the first quarter of 2002 from 28.6% in the first quarter of 2001. We attribute the higher food cost percentage in the first quarter primarily to an increase in produce costs, primarily lettuce and potatoes, partially offset by decreases in the cost of certain other food items, primarily red meat and seafood.

     Payroll and Benefits in the first quarter of 2002 increased $5.8 million, or 14.4%, to $46.5 million from $40.6 million in the first quarter of 2001. As a percentage of restaurant sales, payroll and benefits decreased to 31.4% from 31.5% in the first quarter of 2001. The decrease in the quarter was primarily related to lower workers’ compensation expenses.

     Restaurant Operating Costs in the first quarter of 2002 increased $2.8 million, or 12.6%, to $24.9 million from $22.1 million in the first quarter of 2001. Restaurant operating costs, as a percentage of restaurant sales, decreased to 16.8% in the first quarter of 2002 from 17.2% in the first quarter of 2001. The decrease in restaurant operating costs for the first quarter was primarily attributable to decreases in management training expenses and utilities, partially offset by higher general liability insurance and supervisory bonus expenses.

     Advertising, General and Administrative Expenses for the first quarter increased $2.7 million, or 32.7%, to $10.8 million in 2002 from $8.1 million in 2001. As a percentage of total revenue, advertising, general and administrative expenses increased to 7.2% in 2002 from 6.3% in 2001. Advertising expenditures were $4.6 million in the first quarter of 2002, an increase of 33.1% from the $3.5 million expended in the first quarter of 2001. As a percentage of restaurant sales, advertising increased to 3.1% in the first quarter of 2002 from 2.7% in the first quarter of 2001. The increase in advertising as a percentage of restaurant sales was attributable to the continued increase in media advertising that began in the second quarter of 2001 in response to the slowing United States economy. We currently expect to continue to spend a similar percentage of sales on advertising through the end of 2002. General and administrative expenses increased 32.3% to $6.2 million in the first quarter of 2002 from $4.7 million in the first quarter of 2001. As a percentage of total revenue, general and administrative expenses increased to 4.1% in the first quarter of 2002 from 3.6% in the first quarter of 2001. The increase in general and administrative expenses is due primarily to an increase in various expenses including bonus, franchise costs and travel costs.

     Depreciation and Amortization in the first quarter of 2002 increased $1.1 million, or 16.8%, to $7.4 million from $6.3 million in the first quarter of 2001. As a percentage of total revenue, depreciation and amortization increased to 4.9% in the first quarter of 2002 from 4.8% in the first quarter of 2001. The increase in depreciation and amortization expense is primarily attributable to the growth in the number of new restaurants, and capital expenditures for improvements to existing restaurants. In accordance with SFAS 141 and SFAS 142 as discussed in note G to the notes to unaudited consolidated financial statements, beginning in fiscal 2002 we no longer amortize goodwill. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations. However, we believe that a transitional impairment loss may be recognized upon the completion of our analysis.

     Preopening Costs in the first quarter of 2002 decreased 15.0% to $1.8 million from $2.1 million in 2001. As a percentage of total revenue, preopening costs decreased to 1.2% in 2002 compared to 1.6% in 2001. The decrease in preopening costs was primarily attributable to fewer store openings this year versus last year.

     Income from Operations in the first quarter increased $1.2 million, or 9.2%, to $13.9 million in 2002 from $12.8 million in 2001.

     Interest Expense, net decreased approximately $700,000 in the first quarter of 2002 to $1.7 million from $2.5 million in 2001. Interest expense has decreased due to lower effective interest rates in 2002, as compared to 2001.

     Earnings before Income Taxes for the first quarter of 2002 increased $2.0 million, or 19.6%, to $12.3 million from $10.3 million in 2001.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations, borrowings under our revolving credit facility and capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants.

     Cash provided by operations was $6.0 million for the first 16 weeks of 2002, compared to $5.2 million for the same period in 2001. Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, and does not indicate a lack of liquidity. We expect to meet our obligations as they come due through available cash and internally generated funds, supplemented as necessary by our revolving line of credit. At April 21, 2002, the working capital deficiency was $10.1 million. The total net decrease in cash was $5.6 million in the first 16 weeks of 2002.

     Net increases to our revolving credit facility in the first 16 weeks of 2002 were $12.8 million, increasing the amount outstanding under our revolving credit facility from $89.0 million at December 30, 2001 to $101.8 million at April 21, 2002. Our revolving credit facility provides for a maximum borrowing capacity of $135 million. The average interest rate on amounts outstanding under the revolver at April 21, 2002 was 3.6% as compared with 4.5% at December 30, 2001. On July 9, 2001, our revolving credit facility was amended to extend the maturity date to October 5, 2006 with similar terms and conditions. Our revolving credit facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, sales of assets, mergers and the payment of dividends. As of April 21, 2002, the Company is in compliance with all covenants associated with our revolving credit facility. In the first 16 weeks of 2002, we repaid $2.4 million in principal on our capitalized lease obligations.

     As of April 21, 2002, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $20.0 million of our outstanding debt at a weighted-average interest rate of 6.4%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. The swap agreements expire as follows: $10.0 million in January 2004 and $10.0 million in January 2006.

     Property and equipment expenditures were $25.5 million in the first 16 weeks of 2002. These additions were made primarily for eight new O’Charley’s restaurants and one new Stoney River restaurant opened during the first quarter, restaurants under construction at April 21, 2002, improvements to existing restaurants, purchases of properties from Two Mile Partners (see Part II, Item 1. Legal Proceedings), and property purchases for stores expected to open later in 2002.

     Our capital budget includes approximately $50 million to $55 million in capital expenditures for the remainder of 2002. These expenditures are for the 14 to 16 additional O’Charley’s restaurants which are expected to open later in 2002, improvements to existing O’Charley’s restaurants and one additional Stoney River restaurant expected to open later in 2002. As of April 21, 2002, we had nine O’Charley’s restaurants and one Stoney River restaurant under construction. There can be no assurance that actual capital expenditures for the remainder of 2002 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites. We expect to finance these capital expenditures with operating cash flows, borrowings under our revolving credit facility and capitalized lease obligations. We intend to continue financing the furniture, fixtures and equipment for our new restaurants primarily with capitalized lease obligations and to finance the acquisition and construction of certain properties with our revolving credit facility.

     We are currently evaluating a possible sale-leaseback facility under which we would sell certain restaurant properties and lease those properties from the buyer. We currently anticipate that proceeds from the sale would be used primarily to repay indebtedness under our revolving credit facility. We cannot assure you that we will enter into a sale-leaseback facility or, if we do so, the number of restaurant properties that we may sell or the terms of the leases pursuant to which we would lease properties from the buyer.

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

CRITICAL ACCOUNTING POLICIES

     In the Company’s Form 10-K for the year ended December 30, 2001, we identified our critical accounting policies related to property and equipment, excess of cost over fair value of net assets acquired (goodwill), and impairment of long-lived assets. The SEC considers an accounting policy to be critical if it is most important to the portrayal of the company’s financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first quarter, our previously identified critical accounting policies have changed as follows:

•	Excess of Cost Over Fair Value of Net Assets Acquired (Goodwill) – During the first quarter of 2002, we adopted SFAS No. 142 “Goodwill and Other Intangibles”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. As discussed in Note G to the unaudited consolidated financial statements, because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, we have not completed our analysis of the impact of adopting these Statements on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, at this point we believe that a transitional impairment loss may be recognized upon the completion of our analysis.

•	Impairment of Long-Lived Assets – During the first quarter of 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. This adoption had no impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 was largely unchanged from SFAS No. 121.

CONTRACTUAL OBLIGATIONS

     During the first quarter of 2002, our long-term debt increased by $12.8 million to $102.0 million. The due dates for this debt are as follows: within one year $11,000, within 2 to 3 years $40,000, within 4 to 5 years $101.8 million, and thereafter $77,000. This increase in our long-term debt was related to asset purchases for new O’Charley’s and Stoney River restaurants, maintaining our existing stores, offset in part by internally generated cash.

     There were no other material changes in our contractual obligations or commercial commitments as compared to those disclosed in our Form 10-K for 2001.

OTHER ACCOUNTING MATTERS

     As discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 30, 2001, the Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation.” SFAS 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25 (“APB 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock on the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue to apply the provisions of APB 25 to account for its stock option plans. Stock options issued to-date pursuant to the Company’s stock options plans have had no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. The Company has provided in its annual consolidated financial statements pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied.

     In the event that accounting rules associated with stock options were to change to require all entities to use the fair value based method of accounting prescribed by SFAS 123, our consolidated statement of earnings would be materially impacted. As of April 21, 2002, we had options to purchase approximately 3.5 million shares of common stock outstanding.

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

NOTE REGARDING FORWARD LOOKING INFORMATION

     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Forward-Looking Statements/Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

     As an additional method of managing our interest rate exposure on our revolving credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At April 21, 2002, we had in effect $20.0 million in swaps at an average fixed rate of 6.4%, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In November 2000, we were sued by Two Mile Partners in the circuit court for Montgomery County, Tennessee. Two Mile Partners is a Tennessee general partnership whose partners were the late David K. Wachtel, Jr., who owned 75% and was the managing partner of the partnership and a former director and executive officer of O’Charley’s, and Gregory L. Burns, who owns 25% of the partnership and is our Chairman of the Board and Chief Executive Officer. Prior to Mr. Wachtel’s death in November 2001, all decisions regarding the prosecution of this suit by Two Mile Partners were made by Mr. Wachtel in his capacity as managing partner. In the complaint, Two Mile Partners sought $1.5 million in damages, plus interest, attorneys’ fees and costs as a result of our alleged breach of a lease entered into in 1985 for a restaurant property owned by the partnership and located in Clarksville, Tennessee. Two Mile Partners alleged that we breached a continuous operation provision in the lease by vacating the property in July 2000 and opening another O’Charley’s restaurant in Clarksville, Tennessee.

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

     Mr. Burns recused himself from our discussions and considerations of any matters relating to the settlement. We believe that we terminated the Clarksville lease in accordance with its terms and deny the allegations contained in the complaint filed by Two Mile Partners. Nevertheless, a special committee of the Board of Directors comprised of disinterested directors approved the settlement and believed it was in our best interest in order to settle the litigation to avoid the expense, uncertainty and distraction of this litigation. We believe the terms of the purchase of the Goodlettsville, Murfreesboro and Clarksville properties and the sale of the Bowling Green property were fair to the Company, and on terms no less favorable than, we would have obtained in an arms’ length transaction with an unrelated third party.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Gregory L. Burns

	10.2	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Steven J. Hislop

	10.3	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and A. Chad Fitzhugh

	10.4	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and William E. Hall, Jr.

	10.5	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Herman A. Moore, Jr.

	10.6	Secured Promissory Note, dated February 13, 2002, by Gregory L. Burns, as maker, and O’Charley’s Inc., as payee

	10.7	Secured Promissory Note, dated February 13, 2002, by Steven J. Hislop, as maker, and O’Charley’s Inc., as payee

	10.8	Secured Promissory Note, dated February 13, 2002, by A. Chad Fitzhugh, as maker, and O’Charley’s Inc., as payee

	10.9	Secured Promissory Note, dated February 13, 2002, by William E. Hall, Jr., as maker, and O’Charley’s Inc., as payee

	10.10	Secured Promissory Note, dated February 13, 2002, by Herman A. Moore, Jr., as maker, and O’Charley’s Inc., as payee

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the sixteen weeks ended April 21, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc. (Registrant)

Date: 06-05-2002	By: /s/ Gregory L. Burns Gregory L. Burns Chief Executive Officer

Date: 06-05-2002	By: /s/ A. Chad Fitzhugh A.Chad Fitzhugh Chief Financial Officer