Form 10-Q
period 2002-07-14
O CHARLEYS INC
filed 2002-08-23
CIK 864233

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 14, 2002

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 16, 2002

Common Stock, no par value	18,750,741 shares

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended July 14, 2002

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited)

	July 14,	December 30,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$1,918	$6,369
Accounts receivable	5,671	4,348
Inventories	21,102	18,288
Deferred income taxes	3,602	3,914
Short-term notes receivable	2,950	2,025
Other current assets	3,126	1,611

Total current assets	38,369	36,555
Property and Equipment, net	359,096	330,553
Other Assets	6,441	16,322

	$403,906	$383,430

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$13,658	$11,334
Accrued payroll and related expenses	14,000	10,789
Accrued expenses	8,924	9,490
Deferred revenue	2,587	4,974
Federal, state and local taxes	9,374	7,266
Current portion of long-term debt and capitalized leases	7,521	7,924

Total current liabilities	56,064	51,777
Deferred Income Taxes	7,497	9,576
Other Liabilities	4,340	3,870
Long-Term Debt	99,171	89,181
Capitalized Lease Obligations	20,759	24,824
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 18,762,696 in 2002 and 18,392,554 in 2001	114,868	110,636
Accumulated other comprehensive loss, net of tax	(759)	(490)
Retained earnings	101,966	94,056

	216,075	204,202

	$403,906	$383,430

See notes to consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS
Twelve Weeks Ended July 14, 2002 and July 15, 2001
(In thousands, except per share data)

(Unaudited)

	2002	2001

Revenues:
Restaurant sales	$113,906	$102,317
Commissary sales	1,235	1,018

	115,141	103,335
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	32,545	30,577
Payroll and benefits	35,687	31,898
Restaurant operating costs	19,627	17,687
Cost of commissary sales	1,152	961
Advertising, general and administrative expenses	8,573	6,623
Depreciation and amortization	5,961	5,059
Preopening costs	1,150	1,730

	104,695	94,535

Income from Operations	10,446	8,800
Other (Income) Expense:
Interest expense, net	1,264	1,340
Other, net	25	11

	1,289	1,351

Earnings Before Income Taxes	9,157	7,449
Income Taxes	3,182	2,589

Net Earnings	$5,975	$4,860

Basic Earnings per Share:
Earnings per Common Share	$0.32	$0.26

Weighted Average Common Shares Outstanding	18,685	18,398

Diluted Earnings per Share:
Earnings per Common Share	$0.30	$0.25

Weighted Average Common Shares Outstanding	19,952	19,535

See notes to consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS
Twenty-Eight Weeks Ended July 14, 2002 and July 15, 2001
(In thousands, except per share data)

(Unaudited)

	2002	2001

Revenues:
Restaurant sales	$262,126	$231,233
Commissary sales	2,647	2,186

	264,773	233,419
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	75,558	67,480
Payroll and benefits	82,178	72,540
Restaurant operating costs	44,532	39,805
Cost of commissary sales	2,474	2,056
Advertising, general and administrative expenses	19,366	14,759
Depreciation and amortization	13,324	11,362
Preopening costs	2,949	3,847

	240,381	211,849

Income from Operations	24,392	21,570

Other (Income) Expense:
Interest expense, net	2,984	3,794
Other, net	(98)	1

	2,886	3,795

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	21,506	17,775
Income Taxes	7,473	6,177

Earnings Before Cumulative Effect of Change in Accounting Principle	14,033	11,598
Cumulative Effect of Change in Accounting Principle, net of tax	(6,123)	—

Net Earnings	$7,910	$11,598

Basic Earnings per Share:
Earnings before Cumulative Effect of Change in Accounting Principle	$0.75	$0.68
Cumulative Effect of Change in Accounting Principle, net of tax	(0.33)	—

Net Earnings	$0.43	$0.68

Weighted Average Common Shares Outstanding	18,600	17,094

Diluted Earnings per Share:
Earnings Before Cumulative Effect of Change in Accounting Principle	$0.71	$0.63
Cumulative Effect of Change in Accounting Principle, net of tax	(0.31)	—

Net Earnings	$0.40	$0.63

Weighted Average Common Shares Outstanding	19,824	18,294

See notes to consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty-Eight Weeks Ended July 14, 2002 and July 15, 2001
(In thousands)

(Unaudited)

	2002	2001

Cash Flows from Operating Activities:
Net earnings	$7,910	$11,598
Cumulative effect of change in accounting principle, net of tax	6,123	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment and goodwill	13,324	11,362
Amortization of debt issuance costs	125	104
Provision for deferred income taxes	1,964	(220)
(Gain) loss on the sale and disposal of assets	(65)	219
Changes in assets and liabilities:
Accounts receivable	(1,323)	(561)
Inventories	(2,814)	(6,128)
Other current assets	(1,515)	(1,503)
Accounts payable	2,324	(3,686)
Deferred revenue	(2,459)	(2,272)
Accrued payroll and other accrued expenses	4,753	5,179
Tax benefit derived from exercise of stock options	920	886

Net cash provided by operating activities	29,267	14,978
Cash Flows from Investing Activities:
Additions to property and equipment	(43,355)	(40,873)
Proceeds from the sale of assets	1,637	649
Note Receivable	(925)	—
Other, net	91	(70)

Net cash used by investing activities	(42,552)	(40,294)
Cash Flows from Financing Activities:
Proceeds from long-term debt	10,000	27,000
Payments on long-term debt and capitalized lease obligations	(4,478)	(46,459)
Debt issuance costs	—	(246)
Net proceeds from sale of common stock	—	41,744
Exercise of employee incentive stock options and issuances under stock purchase plan	3,312	2,896

Net cash provided by financing activities	8,834	24,935

Decrease in Cash	(4,451)	(381)
Cash at Beginning of the Period	6,369	2,552

Cash at End of the Period	$1,918	$2,171

Supplemental disclosures:
Cash paid for interest	$3,151	$4,324

Cash paid for income taxes	$3,878	$4,228

Additions to capitalized lease obligations	$—	$3,412

See notes to consolidated financial statements.

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Twelve and Twenty-Eight Weeks Ended July 14, 2002 and July 15, 2001

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

     Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted earnings per share calculation.

	Twelve		Twenty-eight
	weeks ended		weeks ended

	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

Weighted average shares outstanding	18,685	18,398	18,600	17,094
Incremental stock option shares outstanding	1,267	1,137	1,224	1,200

Weighted average diluted shares outstanding	19,952	19,535	19,824	18,294

Options for approximately 62,000 shares were excluded from the 2002 twelve and twenty-eight weeks diluted weighted average share calculation due to these shares being anti-dilutive. There were no options excluded from the 2001 twelve and twenty-eight week diluted weighted average share calculation.

C. STORE CLOSURE EXIT COSTS

     As discussed in Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001, the Company incurred charges during the third quarter of fiscal 2001 for asset impairment of approximately $5.0 million and exit costs totaling approximately $800,000 related to our decision to close five restaurants. We closed one store during the fourth quarter of 2001 and two stores during the first quarter of 2002. During the quarter ended July 14, 2002, the Company paid exit costs totaling approximately $25,000. The remaining balance of the accrual at July 14, 2002 was approximately $575,000.

D. DERIVATIVE INSTRUMENTS

     At July 14, 2002, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $20 million that effectively convert an equal portion of its debt from a floating rate to a fixed rate. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates. The fair value of the Company’s derivative financial instruments at July 14, 2002 is a liability of $1.2 million, which is included in other liabilities on the consolidated balance sheet. The fair value adjustment resulted in the recognition of unrealized losses of $413,000, net of related income taxes of $143,000, in accumulated other comprehensive loss in 2002.

E. COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and other comprehensive income attributable to unrealized gains and losses on derivative financial instruments and unrealized gains and losses on available for sale securities. Other comprehensive loss, net of tax, for the second quarter of 2002 and 2001 was $270,000 and $32,000, respectively. Other comprehensive loss, net of tax, for the twenty-eight week periods in 2002 and 2001 was $270,000 and $145,000, respectively.

F. RESTRICTED STOCK UNIT GRANTS

     In the first quarter of 2002, the Company granted approximately 79,000 restricted stock units to certain executive officers in order to provide retention incentives and to encourage them to meet and exceed budgeted increases in targeted performance criteria. Each restricted stock unit represents the right to receive one share of the Company’s common stock. For each of fiscal years 2002, 2003, and 2004, the compensation committee of the board of directors will establish performance criteria related to targeted earnings per share. If the annual performance targets are achieved, one-third of the restricted stock units will vest in that year and the Company will issue the corresponding number of common shares to the officers. In the event the performance criteria are not achieved, the restricted stock units that would have vested related to that fiscal year shall not vest and all rights thereto shall forfeit. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. Compensation cost related to these restricted stock unit awards recognized by the Company during the 28-week period ended July 14, 2002 based on the 2002 performance targets approximated $300,000.

G. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company adopted SFAS No. 141 on July 1, 2001 and SFAS No. 142 on December 31, 2001.

     SFAS No. 142 requires the Company to evaluate the carrying amount of goodwill as of the date of adoption to assess whether goodwill has been impaired. During the second quarter, the Company completed the required goodwill impairment tests under SFAS No. 142 as of December 31, 2001 and recorded a non-cash pretax charge of $9.9 million ($6.1 million after tax or $0.31 per diluted share). This charge is recorded in the consolidated statement of earnings for the 28 weeks ended July 14, 2002 as a cumulative effect of a change in accounting principle. The Company identified the reporting units as required by SFAS No. 142 and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting units at December 31, 2001. The impaired goodwill related to the Stoney River reporting unit. The amount of the charge was determined by comparing the fair value of the Stoney River reporting unit to the fair value of its net assets, exclusive of goodwill, at December 30, 2001. The fair value of Stoney River was determined by a combination of the market approach and the income approach. The market approach values the reporting unit by comparing market multiples of revenue and cash flow for similar concepts. The market approach also uses comparable purchase transactions of similar concepts. The income approach values the reporting unit by discounting the expected future cash flows of the reporting unit.

     As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of approximately $10.0 million, which is subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was approximately $126,000 and $293,000 for the quarter and first 28 weeks ended July 15, 2001, respectively. The table below sets forth the adjusted second quarter and first 28 weeks of 2001 assuming no goodwill amortization was recognized during that time.

Second Quarter and First 28 Weeks ended July 15, 2001 Adjusted for Goodwill Amortization

	Second	First 28
	Quarter, 2001	Weeks of 2001

Earnings before Income Taxes	$7,449	$17,775
Goodwill Amortization	126	293

Adjusted Earnings before Income Taxes	7,575	18,068
Income Taxes	2,632	6,279

Net Income	$4,943	$11,789

Basic Earnings per Share	$0.27	$0.69

Diluted Earnings per Share	$0.25	$0.64

     In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement effective December 30, 2002 and is currently assessing the impact on its operations.

     On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provide a single accounting model for long-lived assets to be disposed of. The Company adopted the Statement effective December 31, 2001. Such adoption did not have a material impact on the Company’s financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections which will not have a material impact on the Company.

     During July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The new standard is effective for exit or restructuring activities initiated after December 31, 2002.

     In November 2001, the EITF issued EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. This standard deals with how a company recognizes the effect of discounts and coupons in the financial statements and requires companies to show revenues net of any sales generated by these discounts and coupon redemptions. The Company adopted this standard in the first quarter of 2002. The adoption had no impact on the consolidated financial statements.

H. STONEY RIVER MANAGING PARTNER PROGRAM

     The Company has entered into an arrangement with the general manager of each Stoney River restaurant pursuant to which the general manager has acquired a 6% interest in a subsidiary that owns that general manager’s restaurant in exchange for a capital contribution to such subsidiary. The Company has also entered into a five-year employment agreement with each general manager. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his or her 6% interest. Upon the fifth anniversary of the general manager’s capital contribution to the subsidiary, the Company has the option, but not the obligation, to purchase the general manager’s 6% interest for fair market value. In the event the general manager’s employment with the Company terminates prior to the five-year term of his employment agreement, the Company has the option, but not the obligation, to purchase the general manager’s 6% interest on the terms set forth in the operating agreement governing the subsidiary. In addition, the general manager’s 6% interest is subject to forfeiture based on certain events as set forth in the operating agreement. The Company has entered into a management agreement with the subsidiary whereby the Company provides management services to the subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward Looking Language

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

General

     At July 14, 2002 we operated 173 O’Charley’s restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia and four Stoney River restaurants in suburban Atlanta and Chicago. O’Charley’s are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value-oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment.

     We operate a commissary for the primary purpose of providing our restaurants with consistent quality food products that meet our specifications while striving to obtain lower prices for those items through volume purchasing. A substantial majority of the food products served in our restaurants are distributed to the restaurants by the commissary. In addition to purchasing food and other non-food products, the commissary manufactures certain proprietary products and ages and cuts red meat into steaks in its USDA-approved and inspected facility.

     The following table reflects changes in the number of O’Charley’s restaurants during the second quarter and first 28 weeks of 2002 and 2001.

Restaurants	2002	2001

In operation, beginning of period	161	138
Restaurants opened, first quarter	8	9
Restaurants opened, second quarter	6	7
Restaurants closed	(2)	—

In operation, end of period	173	154

     As discussed in Note G to the unaudited consolidated financial statements, we recorded a non-cash pretax charge of $9.9 million ($6.1 million net of tax or $0.31 per diluted share) as a cumulative effect of a change in accounting principle as a result of our evaluation of the goodwill carrying value of the Stoney River reporting unit. We were required to perform this evaluation upon the adoption of a new accounting standard, SFAS No. 142, that dictates how companies must account for goodwill. We adopted SFAS No. 142 at December 31, 2001. We determined the goodwill was impaired based upon our valuation of the fair value of the Stoney River reporting unit and the fair value of its net assets, exclusive of goodwill. The write-off represented the total goodwill associated with the Stoney River acquisition. Additionally, beginning in 2002, we no longer amortize goodwill in accordance with SFAS No. 142.

     We completed our feasibility study on franchising our O’Charley’s restaurant concept and expect to have our first franchise agreements in place in 2002. We will incur certain legal and administrative expenses during the development stage of this program which will not necessarily be offset by franchising revenue. The establishment of franchising operations could have an adverse effect on our operating results until such time, if ever, as those operations begin to generate revenues in excess of their related expenses. We anticipate approximately $750,000 in expenses for this program in fiscal 2002.

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

     Restaurant Operating Income is defined as restaurant sales less cost of restaurant sales. Cost of restaurant sales, for purposes of this discussion, consists of the cost of food and beverage, payroll and benefits and restaurant operating costs. While restaurant operating income is a non-GAAP measurement, the Company believes it is a relevant and useful metric in discussing the Company’s operating results.

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

     Depreciation and Amortization primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life. For periods prior to December 31, 2001, depreciation and amortization also includes amortization of goodwill, which relates primarily to the acquisition of the Stoney River concept. In accordance with SFAS 142, as discussed in note G to the notes to unaudited consolidated financial statements, beginning December 31, 2001, we no longer amortize goodwill.

     Preopening Costs includes operating costs and expenses incurred prior to a new restaurant opening. The amount of preopening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our preopening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur average preopening costs of approximately $200,000 for each new restaurant.

     The following section should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the second quarter and first 28 weeks of 2002 and 2001 as a percentage of total revenues unless otherwise indicated. Each of the second quarters was comprised of 12 weeks.

	Second Quarter		First 28 Weeks

	2002	2001	2002	2001

Revenues:
Restaurant sales	98.9%	99.0%	99.0%	99.1%
Commissary sales	1.1%	1.0%	1.0%	0.9%

	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage(1)	28.6%	29.9%	28.8%	29.2%
Payroll and benefits	31.3%	31.1%	31.4%	31.4%
Restaurant operating costs(1)	17.2%	17.3%	17.0%	17.2%

	77.1%	78.3%	77.2%	77.8%

Restaurant operating margin (2)	22.9%	21.7%	22.8%	22.2%
Cost of commissary sales(3)	93.3%	94.4%	93.5%	94.1%
Advertising, general and administrative expenses	7.4%	6.4%	7.3%	6.3%
Depreciation and amortization	5.2%	4.9%	5.0%	4.9%
Preopening costs	1.0%	1.7%	1.1%	1.6%

Income From Operations	9.1%	8.5%	9.2%	9.2%
Other (Income) Expense:
Interest expense, net	1.1%	1.3%	1.1%	1.6%
Other, net	(0.0%)	0.0%	0.0%	0.0%

Earnings before Income Taxes	8.0%	7.2%	8.1%	7.6%
Income Taxes	2.8%	2.5%	2.8%	2.6%

Earnings Before Cumulative Effect of Change in Accounting Principle	5.2%	4.7%	5.3%	5.0%
Cumulative Effect of Change in Accounting Principle, net of tax	0.0%	0.0%	(2.3%)	0.0%

Net Earnings	5.2%	4.7%	3.0%	5.0%

(1)	As a percentage of restaurant sales. In accordance with standard industry practice, the Company has reclassified restaurant supplies to be included in restaurant operating costs.

(2)	Reflects restaurant sales less cost of restaurant sales, expressed as a percentage of restaurant sales.

(3)	As a percentage of commissary sales.

SECOND QUARTER AND FIRST 28 WEEKS OF 2002 VERSUS SECOND QUARTER
AND FIRST 28 WEEKS OF 2001

     Total Revenues in the second quarter of 2002 increased $11.8 million, or 11.4%, to $115.1 million from $103.3 million in the second quarter of 2001, primarily as a result of an increase in restaurant sales of $11.6 million, or 11.3%. The increase in restaurant sales was primarily attributable to 22 new O’Charley’s restaurants, one new Stoney River restaurant, an increase in same store sales at our Stoney River restaurants of 3.8%, partially offset by a decrease in same store sales of 1.7% at our O’Charley’s restaurants and the closure of three restaurants since the end of the second quarter of last year. Total revenues for Stoney River for the twelve weeks ended July 14, 2002 and July 15, 2001 were $3.3 million and $2.6 million, respectively. The decrease in same store sales at our O’Charley’s restaurants resulted from a decrease in our guest traffic during and after Memorial Day weekend, partially offset by an increase in our check average. During the second quarter of 2001, we implemented a value menu promotion in response to the slowing economy which lowered the price of certain entrees. We believe this promotion generated positive guest traffic and lowered our average check in 2001. We believe our guest traffic was lower in the second quarter of 2002 in part as a result of not having a similar value promotion in 2002. We have not raised menu prices through the second quarter of 2002 and believe the increase in our check average is the result of discontinuing the value promotion in 2002. Subsequent to the end of the second quarter, we raised menu prices for the majority of our stores and believe this increase to be approximately 2%. The increase in same store sales at our Stoney River restaurants resulted from an increase in our check average as a result of a menu price increase, partially offset by a decrease in traffic.

     For the first 28 weeks of 2002, total revenues increased $31.4 million, or 13.4%, to $264.8 million from $233.4 million in 2001, primarily as a result of an increase in restaurant sales of $30.9 million, or 13.4%. Total revenues for Stoney River for the twenty-eight weeks ended July 14, 2002 and July 15, 2001 were $7.6 million and $5.3 million, respectively. The increase in restaurant sales was attributable to 22 new O’Charley’s restaurants, two new Stoney River restaurants, and an increase in same store sales at our Stoney River restaurants of 1.7%, partially offset by the closure of three O’Charley’s restaurants since the end of the second quarter last year. Same store sales at our O’Charley’s restaurants were flat for the first 28 weeks of 2002.

     Cost of Food and Beverage in the second quarter of 2002 increased $1.9 million, or 6.4%, to $32.5 million from $30.6 million in the second quarter of 2001. As a percentage of restaurant sales, cost of food and beverage decreased to 28.6% in the second quarter of 2002 from 29.9% in the second quarter of 2001. We attribute the lower food cost percentage in the second quarter primarily to a decrease in red meat, chicken, and pork costs, partially offset by increases in produce costs, primarily potatoes.

     For the first 28 weeks of 2002, the cost of food and beverage increased $8.1 million, or 12.0%, to $75.6 million from $67.5 million in the same period of 2001. As a percentage of restaurant sales, these costs decreased to 28.8% from 29.2% in the prior year. We attribute the lower food cost percentage in the second quarter primarily to a decrease in red meat, chicken, and pork costs, partially offset by increases in certain produce costs. There can be no assurance that events outside our control will not result in increases in food costs as a percentage of restaurant sales.

     Payroll and Benefits in the second quarter of 2002 increased $3.8 million, or 11.9%, to $35.7 million from $31.9 million in the second quarter of 2001. As a percentage of restaurant sales, payroll and benefits increased to 31.3% from 31.1% in the second quarter of 2001. The increase in the quarter was primarily related to higher worker’s compensation and health insurance expenses, partially offset by lower bonus expense.

     For the first 28 weeks of 2002, payroll and benefits increased $9.6 million, or 13.3%, to $82.2 million from $72.5 million in the same period of 2001. As a percentage of restaurant sales, payroll and benefits were flat compared to last year at 31.4%.

     Restaurant Operating Costs in the second quarter of 2002 increased $1.9 million, or 11.0%, to $19.6 million from $17.7 million in the second quarter of 2001. Restaurant operating costs, as a percentage of restaurant sales, decreased to 17.2% in the second quarter of 2002 from 17.3% in the second quarter of 2001. For the first 28 weeks of 2002, restaurant operating costs increased $4.7 million, or 11.9%, to $44.5 million from $39.8 million in 2001. Restaurant operating costs, as a percentage of restaurant sales, decreased to 17.0% for the first 28 weeks of 2002, from 17.2% in the same period of 2001. The decrease in restaurant operating costs for the second quarter and first 28 weeks was primarily attributable to decreases in management training expenses and utilities, partially offset by higher general liability insurance and supervisory bonus expenses.

     Advertising, General and Administrative Expenses for the second quarter increased $1.9 million, or 29.4%, to $8.6 million in 2002 from $6.6 million in 2001. As a percentage of total revenue, advertising, general and administrative expenses increased to 7.4% in 2002 from 6.4% in 2001. Advertising expenditures were $3.8 million in the second quarter of 2002, an increase of 31.5% from the $2.9 million expended in the second quarter of 2001. As a percentage of restaurant sales, advertising increased to 3.4% in the second quarter of 2002 from 2.9% in the second quarter of 2001. The increase in advertising as a percentage of restaurant sales was attributable to investment spending in an effort to increase brand awareness in certain new markets combined with a higher mix of television advertising in 2002 compared to 2001. We currently expect to continue to spend a similar percentage of sales on advertising through the end of 2002. General and administrative expenses increased 27.8% to $4.7 million in the second quarter of 2002 from $3.7 million in the second quarter of 2001. As a percentage of total revenue, general and administrative expenses increased to 4.1% in the second quarter of 2002 from 3.6% in the second quarter of 2001. The increase in general and administrative expenses is due primarily to an increase in bonus expenses.

     For the first 28 weeks of 2002, advertising, general and administrative expenses increased $4.6 million, or 31.2%, to $19.4 million in 2002 from $14.8 million in the same period in 2001. As a percentage of total revenue, advertising, general and administrative expenses increased to 7.3% in the first 28 weeks of 2002 compared to 6.3% for the same period in 2001. Advertising expenditures in the first 28 weeks of 2002 increased $2.1 million, or 32.4%, to $8.5 million from $6.4 million in the same period in 2001. As a percentage of restaurant sales, advertising increased to 3.2% in the first 28 weeks of 2002 from 2.8% in the same period in 2001. The increase in advertising as a percentage of restaurant sales was attributable to investment spending in certain new markets combined with a higher mix of television advertising in 2002 compared to 2001. General and administrative expenses increased 30.3% to $10.9 million in the first 28 weeks of 2002 from $8.4 million in the first 28 weeks of 2001. As a percentage of total revenue, general and administrative expenses increased to 4.1% of sales in the first 28 weeks of 2002 from 3.6% in the same period in 2001. The increase in general and administrative expenses in the first 28 weeks of 2002 was primarily due to increases in various expenses, primarily bonus, franchise and travel expenses.

     Depreciation and Amortization in the second quarter of 2002 increased $900,000, or 17.8%, to $6.0 million from $5.1 million in the second quarter of 2001. As a percentage of total revenue, depreciation and amortization increased to 5.2% in the second quarter of 2002 from 4.9% in the second quarter of 2001. For the first 28 weeks of 2002, depreciation and amortization expense increased approximately $2.0 million, or 17.3%, to $13.3 million from $11.4 million in 2001 and, as a percentage of revenue, increased to 5.0% in 2002 from 4.9% in 2001. The increase in depreciation and amortization expense is primarily attributable to the growth in the number of new restaurants, and capital expenditures for improvements to existing restaurants. In accordance with SFAS 142 as discussed in note G to the notes to unaudited consolidated financial statements, beginning December 31, 2001, we no longer amortize goodwill. Goodwill amortization was $126,000 and $293,000 in the second quarter and first 28 weeks of fiscal 2001, respectively.

     Preopening Costs in the second quarter of 2002 decreased 33.5% to $1.2 million from $1.7 million in 2001. As a percentage of total revenue, preopening costs decreased to 1.0% in 2002 compared to 1.7% in 2001. For the first 28 weeks of 2002, preopening costs decreased 23.3% to $2.9 million from $3.8 million for the same period in 2001. As a percentage of total revenue, preopening costs decreased to 1.1% in the first 28 weeks of 2002 from 1.6% for the same period in 2001. The decrease in preopening costs was primarily attributable to fewer store openings this year versus last year.

     Income from Operations in the second quarter increased $1.6 million, or 18.7%, to $10.4 million in 2002 from $8.8 million in 2001. For the first 28 weeks, income from operations increased $2.8 million, or 13.1%, to $24.4 million in 2002 from $21.6 million during the same period of 2001.

     Interest Expense, net decreased approximately $100,000 in the second quarter of 2002 to $1.3 million from $1.4 million in 2001. In the first 28 weeks of 2002, interest expense, net decreased approximately $800,000 to $3.0 million from $3.8 million during the same period in 2001. Interest expense has decreased due to lower effective interest rates in 2002, as compared to 2001.

     Earnings before Income Taxes for the second quarter of 2002 increased $1.8 million, or 22.9%, to $9.2 million from $7.4 million in 2001. The pretax loss for Stoney River was $415,000 and $837,000 for the twelve weeks ended July 14, 2002 and July 15, 2001, respectively. In the first 28 weeks of 2002, earnings before income taxes and cumulative effect of change in accounting principle increased $3.7 million, or 21.0%, to $21.5 million from $17.8 million during the same period of 2001. The pretax loss for Stoney River was $898,000 and $1.6 million for the twenty-eight weeks ended July 14, 2002 and July 15, 2001, respectively.

     Cumulative Effect of Change in Accounting Principle, net of tax was $6.1 million in 2002 representing the write-off of goodwill in accordance with the adoption of a new accounting standard, SFAS No. 142. See note G in the notes to the unaudited consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of capital have historically been cash provided by operations, borrowings under our revolving credit facility and capitalized lease obligations. Our principal capital needs arise primarily from the purchase and development of new restaurants, equipment replacement and improvements to existing restaurants.

     Cash provided by operations was $29.3 million for the first 28 weeks of 2002, compared to $15.0 million for the same period in 2001. Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, and does not indicate a lack of liquidity. We expect to meet our obligations as they come due through available cash and cash provided by operations and borrowings under our revolving line of credit. At July 14, 2002, the working capital deficiency was $17.7 million. The total net decrease in cash was $4.5 million in the first 28 weeks of 2002.

     Net increases to our revolving credit facility in the first 28 weeks of 2002 were $10.0 million, increasing the amount outstanding under our revolving credit facility from $89.0 million at December 30, 2001 to $99.0 million at July 14, 2002. Our revolving credit facility provides for a maximum borrowing capacity of $135 million. The average interest rate on amounts outstanding under the revolver at July 14, 2002 was 3.5% as compared with 4.5% at December 30, 2001. On July 9, 2001, our revolving credit facility was amended to extend the maturity date to October 5, 2006 with similar terms and conditions. Our revolving credit facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, sales of assets, mergers and the payment of dividends. As of July 14, 2002, the Company is in compliance with all covenants associated with our revolving credit facility. In the first 28 weeks of 2002, we repaid $4.4 million in principal on our capitalized lease obligations.

     As of July 14, 2002, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $20.0 million of our outstanding debt at a weighted-average interest rate of 6.5%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. The swap agreements expire as follows: $10.0 million in January 2004 and $10.0 million in January 2006.

     Property and equipment expenditures were $43.4 million in the first 28 weeks of 2002. These additions were made primarily for 14 new O’Charley’s restaurants and one new Stoney River restaurant opened during the first 28 weeks of 2002, restaurants under construction at July 14, 2002, improvements to existing restaurants, purchases of properties from Two Mile Partners, and property purchases for stores expected to open later in 2002.

     Our capital budget includes approximately $30 million to $35 million in capital expenditures for the remainder of 2002. These expenditures are for the 10 additional O’Charley’s restaurants which are expected to open later in 2002, improvements to existing O’Charley’s restaurants and for two additional Stoney River restaurants expected to open later in 2002. As of July 14, 2002, we had ten O’Charley’s restaurants and two Stoney River restaurants under construction. There can be no assurance that actual capital expenditures for the remainder of 2002 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites.

     We are currently evaluating certain long-term financing alternatives that include a possible sale-leaseback facility under which we would sell certain restaurant properties and lease those properties from the buyer. We currently anticipate that proceeds from any such sale would be used primarily to repay indebtedness under our revolving credit facility. We cannot assure you that we will enter into a sale-leaseback facility or, if we do so, the amount of the funds that we may generate, the timing of the sale, the number of restaurant properties that we may sell, or the terms of the leases pursuant to which we lease properties from the buyer. To the extent that the proceeds from any sale-leaseback transaction are used to repay indebtedness under our revolving credit facility and the transaction would qualify for sale-leaseback accounting treatment, the transaction would reduce our interest expense. We would incur additional rent expense, however, which would increase our restaurant operating costs and decrease our restaurant operating income. Additionally, depreciation expense would be lower by the depreciation expense associated with the assets sold. Even though there are several uncertainties at this time, we believe that if a sale-leaseback transaction is consummated, our earnings would be negatively impacted due to the expected rent expense on the lease facility being higher than the combined amounts of the expected lower interest and depreciation expense.

     We believe that available cash, cash provided by operations and borrowings under our revolving credit facility and capitalized lease obligations will be sufficient to finance our operations and expected capital outlays for at least the next twelve months. Our growth strategy includes possible acquisitions or strategic joint ventures. Any acquisitions, joint ventures or other growth opportunities may require additional external financing, and we may from time to time seek to obtain additional funds from public or private issuances of equity or debt securities. There can be no assurances that such sources of financing will be available to us.

CRITICAL ACCOUNTING POLICIES

     In the Company’s Form 10-K for the year ended December 30, 2001, we identified our critical accounting policies related to property and equipment, excess of cost over fair value of net assets acquired (goodwill), and impairment of long-lived assets. The SEC considers an accounting policy to be critical if it is most important to the portrayal of the company’s financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first twenty-weeks of fiscal 2002, our previously identified critical accounting policies have changed as follows:

•	Excess of Cost Over Fair Value of Net Assets Acquired (Goodwill) – During the first quarter of 2002, we adopted SFAS No. 142 “Goodwill and Other Intangibles”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. As discussed in Note G to the unaudited consolidated financial statements, we recorded a non-cash pretax charge of $9.9 million ($6.1 million net of tax or $0.31 per diluted share) as a cumulative effect of a change in accounting principle as a result of our evaluation of the goodwill carrying value of the Stoney River reporting unit. We determined the goodwill was impaired based upon our valuation of the fair value of the Stoney River reporting unit and the fair value of its net assets, exclusive of goodwill. The write-off represented the total goodwill associated with the Stoney River acquisition.

•	Impairment of Long-Lived Assets – During the first quarter of 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. This adoption had no impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 was largely unchanged from SFAS No. 121.

CONTRACTUAL OBLIGATIONS

     During the first 28 weeks of 2002, our long-term debt increased by $10.0 million to $99.2 million. The due dates for this debt are as follows: within one year $16,000, within 2 to 3 years $38,000, within 4 to 5 years $99.0 million, and thereafter $87,000. This increase in our long-term debt was related to asset purchases for new O’Charley’s and Stoney River restaurants, maintaining our existing stores, offset in part by internally generated cash.

     During the first 28 weeks of 2002, our capital lease obligations decreased $4.4 million. The due dates under these obligations are as follows: within one year $3.4 million, within 2 to 3 years $12.6 million, within 4 to 5 years $10.6 million, and thereafter $1.6 million.

     There were no other material changes in our contractual obligations or commercial commitments as compared to those disclosed in our Form 10-K for 2001.

OTHER ACCOUNTING MATTERS

     As discussed in Note 1 to the consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 30, 2001, the Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-based Compensation.” SFAS 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25 (“APB 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock on the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company currently applies the provisions of APB 25 to account for its stock option plans. Stock options issued to-date pursuant to the Company’s stock options plans have had no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. The Company has provided in its annual consolidated financial statements pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied.

     In the event that accounting rules associated with stock options were to change to require all entities to use the fair value based method of accounting prescribed by SFAS 123, or were we to voluntarily elect to apply such methods, our consolidated statement of earnings would be impacted. The Financial Accounting Standards Board is currently considering new disclosures by all companies awarding stock-based compensation, and to add transition alternatives for companies choosing to adopt the provisions of SFAS 123’s fair-value method of expensing stock-compensation costs. As of July 14, 2002, we had options to purchase approximately 3.5 million shares of common stock outstanding.

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

     As an additional method of managing our interest rate exposure on our revolving credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At July 14, 2002, we had in effect $20.0 million in swaps at an average fixed rate of 6.5%, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on May 9, 2002. At the annual meeting, the shareholders elected four class III directors to hold office for a term of three years and until their successors are elected and qualified. The following table sets forth the votes cast for and withhold/abstain with respect to each of the director nominees:

Director	For	Withheld

Richard Reiss, Jr.	16,032,881	40,748

G. Nicholas Spiva	16,032,861	40,768

Shirley A. Zeitlin	16,030,272	43,357

Dale W. Polley	16,031,931	41,698

     In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

Name	Term Expires

Gregory L. Burns	2003

Steven J. Hislop	2003

Robert J. Walker	2003

John W. Stokes, Jr.	2004

H. Steve Tidwell	2004

Samuel H. Howard	2004

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description

99.1	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of A. Chad Fitzhugh, Chief Financial Officer of O’Charley’s, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the twelve weeks ended July 14, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Date: 08-23-2002	By:	/s/ Gregory L. Burns Gregory L. Burns Chief Executive Officer

Date: 08-23-2002	By:	/s/ A. Chad Fitzhugh A. Chad Fitzhugh Chief Financial Officer