Form 10-Q
period 2002-10-06
O CHARLEYS INC
filed 2002-11-19
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 6, 2002

Commission file number 0-18629

O’Charley’s Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1192475

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3038 Sidco Drive, Nashville, Tennessee	37204

(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 15, 2002

Common Stock, no par value	18,798,340 shares

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended October 6, 2002

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	October 6,	December 30,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$1,181	$6,369
Accounts receivable	4,655	4,348
Inventories	19,695	18,288
Deferred income taxes	3,778	3,914
Short-term notes receivable	2,950	2,025
Other current assets	3,040	1,611

Total current assets	35,299	36,555
Property and Equipment, net	373,221	330,553
Other Assets	5,893	16,322

	$414,413	$383,430

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$13,677	$11,334
Accrued payroll and related expenses	14,144	10,789
Accrued expenses	9,627	9,490
Deferred revenue	2,484	4,974
Federal, state and local taxes	6,563	7,266
Current portion of long-term debt and capitalized leases	7,487	7,924

Total current liabilities	53,982	51,777
Deferred Income Taxes	8,286	9,576
Other Liabilities	4,318	3,870
Long-Term Debt, net	103,267	89,181
Capitalized Lease Obligations	22,396	24,824
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 18,775,842 in 2002 and 18,392,554 in 2001	115,231	110,636
Accumulated other comprehensive loss, net of tax	(935)	(490)
Retained earnings	107,868	94,056

	222,164	204,202

	$414,413	$383,430

See notes to consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Twelve Weeks Ended October 6, 2002 and October 7, 2001
(In thousands, except per share data)

(Unaudited)

	2002	2001

Revenues:
Restaurant sales	$115,565	$104,777
Commissary sales	1,057	980

	116,622	105,757

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	32,727	31,433
Payroll and benefits	35,872	32,500
Restaurant operating costs	21,092	18,819
Cost of commissary sales	992	918
Advertising, general and administrative expenses	8,492	7,554
Depreciation and amortization	5,976	5,376
Asset impairment and exit costs	—	5,798
Pre-opening costs	1,194	1,213

	106,345	103,611

Income from Operations	10,277	2,146
Other (Income) Expense:
Interest expense, net	1,221	1,353
Other, net	11	34

	1,232	1,387

Earnings Before Income Taxes	9,045	759
Income Taxes	3,143	264

Net Earnings	$5,902	$495

Basic Earnings per Common Share:
Net Earnings per Common Share	$0.31	$0.03

Weighted Average Common Shares Outstanding	18,751	18,568

Diluted Earnings per Common Share:
Net Earnings per Common Share	$0.30	$0.03

Weighted Average Common Shares Outstanding	19,726	19,590

See notes to consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
40 Weeks Ended October 6, 2002 and October 7, 2001
(In thousands, except per share data)

(Unaudited)

	2002	2001

Revenues:
Restaurant sales	$377,691	$336,009
Commissary sales	3,704	3,166

	381,395	339,175

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	108,285	98,913
Payroll and benefits	118,050	105,040
Restaurant operating costs	65,624	58,624
Cost of commissary sales	3,466	2,974
Advertising, general and administrative expenses	27,858	22,312
Depreciation and amortization	19,300	16,738
Asset impairment and exit costs	—	5,798
Pre-opening costs	4,143	5,060

	346,726	315,459

Income from Operations	34,669	23,716
Other (Income) Expense:
Interest expense, net	4,205	5,147
Other, net	(87)	35

	4,118	5,182

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	30,551	18,534
Income Taxes	10,616	6,441

Earnings Before Cumulative Effect of Change in Accounting Principle	19,935	12,093
Cumulative Effect of Change in Accounting Principle, net of tax	(6,123)	—

Net Earnings	$13,812	$12,093

Basic Earnings per Common Share:
Earnings before Cumulative Effect of Change in Accounting Principle	$1.07	$0.69
Cumulative Effect of Change in Accounting Principle, net of tax	(0.33)	—

Net Earnings per Common Share	$0.74	$0.69

Weighted Average Common Shares Outstanding	18,645	17,536

Diluted Earnings per Common Share:
Earnings Before Cumulative Effect of Change in Accounting Principle	$1.01	$0.65
Cumulative Effect of Change in Accounting Principle, net of tax	(0.31)	—

Net Earnings per Common Share	$0.70	$0.65

Weighted Average Common Shares Outstanding	19,795	18,683

See notes to consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
40 Weeks Ended October 6, 2002 and October 7, 2001
(In thousands)

(Unaudited)

	2002	2001

Cash Flows from Operating Activities:
Net earnings	$13,812	$12,093
Cumulative effect of change in accounting principle, net of tax	6,123	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment and goodwill	19,300	16,738
Amortization of debt issuance costs	176	130
Provision for deferred income taxes	2,577	119
(Gain) loss on the sale and disposal of assets	(34)	242
Asset impairment and exit costs	—	5,798
Changes in assets and liabilities:
Accounts receivable	(307)	(759)
Inventories	(1,407)	(5,740)
Other current assets	(1,429)	(1,289)
Accounts payable	2,343	(685)
Deferred revenue	(2,562)	(2,497)
Accrued payroll and other accrued expenses	2,789	461
Tax benefit derived from exercise of stock options	960	1,430

Net cash provided by operating activities	42,341	26,041
Cash Flows from Investing Activities:
Additions to property and equipment	(60,017)	(55,523)
Proceeds from the sale of assets	1,637	649
Note receivable	(925)	(1,986)
Other, net	418	(608)

Net cash used in investing activities	(58,887)	(57,468)
Cash Flows from Financing Activities:
Proceeds from long-term debt	14,100	32,390
Payments on long-term debt and capitalized lease obligations	(6,377)	(48,424)
Debt issuance costs	—	(624)
Net proceeds from sale of common stock	—	41,744
Exercise of employee incentive stock options and issuances under stock purchase plan	3,635	4,756
Repurchase of common stock	—	(350)

Net cash provided by financing activities	11,358	29,492

Decrease in Cash	(5,188)	(1,935)
Cash at Beginning of the Period	6,369	2,552

Cash at End of the Period	$1,181	$617

Supplemental disclosures:
Cash paid for interest	$4,542	$6,162

Cash paid for income taxes	$8,417	$7,118

Additions to capitalized lease obligations	$3,498	$3,466

See notes to consolidated financial statements.

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Twelve and 40 Weeks Ended October 6, 2002 and October 7, 2001

A. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each. Both fiscal 2002 and 2001 consist of fifty-two weeks each. Beginning in 2002, the Company has reclassified restaurant supplies expense as restaurant operating costs in the accompanying consolidated statements of earnings. Such costs were previously included in the cost of food and beverage. The prior year consolidated statements of earnings has been reclassified to conform to the current year presentation.

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

B. NET EARNINGS PER COMMON SHARE

     Basic net earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and diluted net earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of options outstanding.

     On April 11, 2001, the Company completed an offering of 2.3 million shares of common stock at $19.50 per share. The total net proceeds were approximately $41.7 million and were used to reduce borrowings under the Company’s revolving credit facility.

     Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted earnings per share calculation.

	Twelve		40
	weeks ended		weeks ended

	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

Weighted average common shares outstanding	18,751	18,568	18,645	17,536
Incremental stock option shares outstanding	975	1,022	1,150	1,147

Weighted average diluted common shares outstanding	19,726	19,590	19,795	18,683

Options for approximately 285,000 and 42,000 shares were excluded from the 2002 twelve and 40-week diluted weighted average common share calculation, respectively, due to these shares being anti-dilutive. Options for approximately 388,000 and 41,000 shares were excluded from the 2001 twelve and 40-week diluted weighted average common share calculation, respectively, due to these shares being anti-dilutive.

C. STORE CLOSURE EXIT COSTS

     As discussed in Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001, the Company incurred charges during the third quarter of fiscal 2001 for asset impairment of approximately $5.0 million and exit costs totaling approximately $800,000 related to our decision to close five restaurants. We closed one store during the fourth quarter of 2001, two stores during the first quarter of 2002, and one store during the third quarter of 2002. During the quarter ended October 6, 2002, the Company paid exit costs totaling approximately $25,000. The remaining balance of the accrual at October 6, 2002 was approximately $550,000.

D. DERIVATIVE INSTRUMENTS

     At October 6, 2002, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $20 million that effectively convert an equal portion of its debt from a floating rate to a fixed rate. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates. The fair value of the Company’s derivative financial instruments at October 6, 2002 is a liability of $1.4 million, which is included in other liabilities on the consolidated balance sheet. The fair value adjustment resulted in the recognition of unrealized losses of $682,000, before related income taxes of $237,000, in accumulated other comprehensive loss in 2002.

E. COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and other comprehensive income/loss items attributable to unrealized gains and losses on derivative financial instruments and unrealized gains and losses on available for sale securities. Other comprehensive loss items, net of tax, for the third quarter of 2002 and 2001 were $176,000 and $538,000, respectively. Other comprehensive loss items, net of tax, for the 40-week periods in 2002 and 2001 were $445,000 and $683,000, respectively.

F. RESTRICTED STOCK UNIT GRANTS

     In the first quarter of 2002, the Company granted approximately 79,000 restricted stock units to certain executive officers in order to provide retention incentives and to encourage them to meet and exceed budgeted increases in targeted performance criteria. Each restricted stock unit represents the right to receive one share of the Company’s common stock. For each of fiscal years 2002, 2003, and 2004, the compensation committee of the board of directors will establish performance criteria related to targeted earnings per share. If the annual performance targets are achieved, one-third of the restricted stock units will vest in that year and the Company will issue the corresponding number of common shares to the officers. In the event the performance criteria are not achieved, the restricted stock units that would have vested related to that fiscal year shall not vest and all rights thereto shall terminate. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. Compensation cost related to these restricted stock unit awards recognized by the Company during the 40-week period ended October 6, 2002 based on the 2002 performance targets approximated $400,000.

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

     SFAS No. 142 requires the Company to evaluate the carrying amount of goodwill as of the date of adoption to assess whether goodwill has been impaired. During the second quarter, the Company completed the required goodwill impairment tests under SFAS No. 142 as of December 31, 2001 and recorded a non-cash pretax charge of $9.9 million ($6.1 million after tax or $0.31 per diluted share). This charge is recorded in the consolidated statement of earnings for the 40 weeks ended October 6, 2002 as a cumulative effect of a change in accounting principle. The Company identified the reporting units as required by SFAS No. 142 and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting units at December 31, 2001. The impaired goodwill was related to the Stoney River reporting unit. The amount of the charge was determined by comparing the fair value of the Stoney River reporting unit to the fair value of its net assets, exclusive of goodwill, at December 30, 2001. The fair value of Stoney River was determined by a combination of two approaches: the market approach and the income approach. The market approach values the reporting unit by comparing market multiples of revenue and cash flow for similar concepts. The market approach also uses comparable purchase transactions of similar concepts. The income approach values the reporting unit by discounting the expected future cash flows of the reporting unit.

     As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of approximately $10.0 million, which is subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was approximately $122,000 and $406,000 for the quarter and first 40 weeks ended October 7, 2001, respectively. The table below sets forth the adjusted twelve and 40 weeks ended October 7, 2001 assuming no goodwill amortization was recognized during that time (in thousands).

	Twelve	40
	Weeks	Weeks

Earnings before Income Taxes	$759	$18,534
Goodwill Amortization	122	406

Adjusted Earnings before Income Taxes	881	18,940
Income Taxes	306	6,582

Net Earnings	$575	$12,358

Basic Net Earnings per Share	$0.03	$0.70

Diluted Net Earnings per Share	$0.03	$0.66

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which eliminates the requirement to report gains and losses related to extinguishments of debt as extraordinary items. The statement also included other amendments and technical corrections which are not expected to have a material impact on the Company.

     During July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities “. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The new standard is effective for exit or restructuring activities initiated by the Company after December 30, 2002.

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

H. STONEY RIVER MANAGING PARTNER PROGRAM

     The Company has entered into an arrangement with the general manager of each Stoney River restaurant pursuant to which the general manager has acquired a 6% interest in a subsidiary that owns the restaurant that the general manager manages in exchange for a capital contribution to such subsidiary. The Company has also entered into a five-year employment agreement with each general manager. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his or her 6% interest. Upon the fifth anniversary of the general manager’s capital contribution to the subsidiary, the Company has the option, but not the obligation, to purchase the general manager’s 6% interest for fair market value. In the event the general manager’s employment with the Company terminates prior to the expiration of the five-year term of his employment agreement, the Company has the option, but not the obligation, to purchase the general manager’s 6% interest on the terms set forth in the operating agreement governing the subsidiary. In addition, the general manager’s 6% interest is subject to forfeiture based on certain events set forth in the operating agreement. The Company has entered into a management agreement with the subsidiary whereby the Company provides management services to the subsidiary.

I. SUBSEQUENT EVENTS

     On October 28, 2002, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, 99 Boston, Inc., a Massachusetts corporation (“99 Boston”), 99 Boston of Vermont, Inc., a Vermont corporation (“99 Vermont”), Doe Family II, LLC, a Massachusetts limited liability company (“LLC”), and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. Pursuant to the Asset Purchase Agreement, the Company will acquire substantially all of the assets of 99 Boston, 99 Vermont and LLC.

     On October 28, 2002, the Company also entered into a Merger Agreement (the “Merger Agreement” and collectively with the Asset Purchase Agreement, the “Agreements”) by and among the Company, Volunteer Acquisition Corporation, a Massachusetts corporation and wholly-owned subsidiary of the Company (“Merger Sub”), 99 West, Inc., a Massachusetts corporation (“99 West” and collectively with 99 Boston, 99 Vermont and LLC, “Ninety Nine”), and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. Pursuant to the Merger Agreement, the Company will acquire the common stock of 99 West through the merger of Merger Sub with and into 99 West.

     Under the terms of the Agreements, the Company will acquire Ninety Nine for $120 million in cash and approximately 2.35 million shares of the Company’s common stock, plus the assumption of certain liabilities of Ninety Nine. The actual purchase price for Ninety Nine is subject to adjustment based upon Ninety Nine’s net worth as of the closing date. Of the stock portion, approximately 941,000 shares will be delivered at closing, approximately 408,000 shares will be delivered on each of the first, second and third anniversary of the closing and approximately 94,000 shares will be delivered on each of the fourth and fifth anniversary of the closing. The acquisition is subject to usual and customary closing conditions and is expected to close in the first quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward Looking Statements

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

General

     At October 6, 2002, we operated 178 O’Charley’s restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia and five Stoney River restaurants in suburban Atlanta, Georgia, Chicago, Illinois, and Louisville, Kentucky. O’Charley’s are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value-oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment.

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

     The following table reflects changes in the number of O’Charley’s restaurants during the third quarter and first 40 weeks of 2002 and 2001.

Restaurants	2002	2001

In operation, beginning of period	161	138
Restaurants opened, first quarter	8	9
Restaurants opened, second quarter	6	7
Restaurants opened, third quarter	6	5
Restaurants closed	(3)	—

In operation, end of period	178	159

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

     We completed our feasibility study on franchising our O’Charley’s restaurant concept and expect to have our first franchise agreements in place in 2003. We will incur certain legal and administrative expenses during the development stage of this program which will not necessarily be offset by franchising revenue. The establishment of franchising operations could have an adverse effect on our operating results until such time, if ever, as those operations begin to generate revenues in excess of their related expenses. We anticipate approximately $600,000 in expenses for this program in fiscal 2002.

     On October 28, 2002, we entered into agreement to acquire the Ninety Nine Restaurant and Pub concept for $120 million in cash and approximately 2.35 million shares of the Company’s common stock. Ninety Nine Restaurant and Pub is a Woburn, Massachusetts based casual dining concept with 74 locations in Massachusetts, New Hampshire, Rhode Island, Maine, Vermont and Connecticut. The acquisition is expected to be consummated in the first quarter of 2003. The acquisition is subject to usual and customary closing conditions and there can be no assurance that the acquisition will be consummated or, if consummated, that we will be able to successfully integrate its operations.

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

     Payroll and Benefits includes payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries and bonuses, hourly wages for store level employees, payroll taxes, workers’ compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have an incentive bonus plan that compensates restaurant management for achieving and exceeding certain restaurant level financial targets and performance goals. In 2003, we intend to make improvements to the insurance benefits offered to our hourly employees, which are intended to enable us to attract and retain the most qualified candidates available. The cost associated with these improvements cannot be reasonably estimated at this time because of the impact that enrollment levels will have on the eventual cost. We believe these improvements will result in an increase to our payroll and related costs and expenses as a percentage of restaurant sales in 2003.

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

     Depreciation and Amortization primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life. For periods prior to December 31, 2001, depreciation and amortization also includes amortization of goodwill, which related primarily to the acquisition of the Stoney River concept. In accordance with SFAS 142, as discussed in note G to the notes to unaudited consolidated financial statements, beginning December 31, 2001, we no longer amortize goodwill.

     Pre-opening Costs includes operating costs and expenses incurred prior to a new restaurant opening. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur average pre-opening costs of approximately $200,000 for each new restaurant.

     The following section should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the third quarter and first 40 weeks of 2002 and 2001 as a percentage of total revenues unless specified otherwise. Each of the third quarters was comprised of 12 weeks.

	Third Quarter		First 40 Weeks

	2002	2001	2002	2001

Revenues:
Restaurant sales	99.1%	99.1%	99.0%	99.1%
Commissary sales	0.9%	0.9%	1.0%	0.9%

	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage (2)	28.3%	30.0%	28.7%	29.4%
Payroll and benefits	31.0%	31.0%	31.3%	31.3%
Restaurant operating costs (2)	18.3%	18.0%	17.4%	17.4%
Cost of commissary sales (3)	0.8%	0.9%	0.9%	0.9%
Advertising, general and administrative expenses	7.3%	7.1%	7.3%	6.6%
Depreciation and amortization	5.1%	5.1%	5.1%	4.9%
Asset impairment and exit costs	0.0%	5.5%	0.0%	1.7%
Pre-opening costs	1.0%	1.2%	1.1%	1.5%

Income from Operations	8.8%	2.0%	9.1%	7.0%

Other (Income) Expense:
Interest expense, net	1.0%	1.3%	1.1%	1.5%

Earnings before Income Taxes and Cumulative Effect of Change in Accounting Principle	7.8%	0.7%	8.0%	5.5%
Income Taxes	2.7%	0.2%	2.8%	1.9%

Earnings Before Cumulative Effect of Change in Accounting Principle	5.1%	0.5%	5.2%	3.6%
Cumulative Effect of Change in Accounting Principle, net of tax	0.0%	0.0%	(1.6%)	0.0%

Net Earnings	5.1%	0.5%	3.6%	3.6%

(1)	Shown as a percentage of restaurant sales
(2)	In accordance with standard industry practice, the Company has reclassified restaurant supplies from cost of food and beverage to restaurant operating costs.
(3)	Cost of commissary sales as a percentage of commissary sales was 93.9% and 93.7% for the twelve weeks ended October 6, 2002 and October 7, 2001, respectively. Cost of commissary sales as a percentage of commissary sales was 93.6% and 93.9% for the 40 weeks ended October 6, 2002 and October 7, 2001, respectively.

Third Quarter and First 40 Weeks of 2002 Versus Third Quarter and First 40 Weeks of 2001

     Total Revenues in the third quarter of 2002 increased $10.9 million, or 10.3%, to $116.6 million from $105.8 million in the third quarter of 2001, primarily as a result of an increase in restaurant sales of $10.8 million, or 10.3%. The increase in restaurant sales was primarily attributable to 23 new O’Charley’s restaurants and two new Stoney River restaurants opened since the end of the third quarter last year, partially offset by a decrease in same store sales of 0.4% at our O’Charley’s restaurants, a decrease in same store sales at our Stoney River restaurants of 2.3%, and the closure of four restaurants since the end of the third quarter of last year. Total revenues for Stoney River for the twelve weeks ended October 6, 2002 and October 7, 2001 were $3.6 million and $2.7 million, respectively. The decrease in same store sales at our O’Charley’s restaurants resulted from a decrease in our guest traffic of approximately 3.8%, partially offset by an increase in our check average of approximately 3.4%. During the second quarter of 2001, we implemented a value menu promotion in response to the slowing economy which lowered the price of certain entrees. We believe this promotion generated positive guest traffic and lowered our average check in 2001. We believe our guest traffic was lower in the third quarter of 2002 in part as a result of not having a similar value promotion in 2002. During the third quarter of 2002, we raised menu prices approximately 3.1% in approximately two-thirds of our O’Charley’s stores. During the fourth quarter, we introduced a new menu in all of our O’Charley’s stores that includes a price increase of approximately 3.1% for the remaining one-third of our stores that had not taken the price increase during the third quarter. We believe the increase in our check average is the result of the combination of the menu price increase taken in the third quarter of 2002 and the absence of a value promotion in the third quarter of 2002 similar to the one in the third quarter of 2001. Additionally, we believe consumer spending patterns from the uncertain U.S. economy and certain world events have had a negative effect on our guest traffic. The decrease in same store sales at our Stoney River restaurants resulted from a decrease in traffic, partially offset by an increase in check average.

     For the first 40 weeks of 2002, total revenues increased $42.2 million, or 12.4%, to $381.4 million from $339.2 million in 2001, primarily as a result of an increase in restaurant sales of $41.7 million, or 12.4%. Total revenues for Stoney River for the 40 weeks ended October 6, 2002 and October 7, 2001 were $11.2 million and $8.0 million, respectively. The increase in restaurant sales was attributable to 23 new O’Charley’s restaurants and two new Stoney River restaurants opened since the end of the third quarter last year, and an increase in same store sales at our Stoney River restaurants of 0.6%, partially offset by a decrease in same store sales at our O’Charley’s restaurants of 0.1% and the closure of four O’Charley’s restaurants since the end of the third quarter last year. The decrease in same store sales at our O’Charley’s restaurants resulted from a decrease in our guest traffic of approximately 2.1%, partially offset by an increase in our average check of approximately 2.0%.

     This year, we have decided to close all of our stores on Thanksgiving Day. Because our stores have historically been open on Thanksgiving Day, we expect this to have an impact on our fourth quarter comparisons on a year-over-year basis.

     Cost of Food and Beverage in the third quarter of 2002 increased $1.3 million, or 4.1%, to $32.7 million from $31.4 million in the third quarter of 2001. As a percentage of restaurant sales, cost of food and beverage decreased to 28.3% in the third quarter of 2002 from 30.0% in the same period last year. We attribute the lower food cost percentage in the third quarter primarily to an overall improvement in the cost of certain high impact food items including red meat, chicken, pork and cheese costs, partially offset by increases in the cost of potatoes.

     For the first 40 weeks of 2002, the cost of food and beverage increased $9.4 million, or 9.5%, to $108.3 million from $98.9 million in the same period of 2001. As a percentage of restaurant sales, these costs decreased to 28.7% in the first 40 weeks of 2002 from 29.4% in the same period last year. We attribute the lower food cost percentage in the first 40 weeks primarily to a decrease in red meat, chicken, pork and cheese costs, partially offset by increases in certain produce costs. There can be no assurance that events outside our control will not result in increases in food costs as a percentage of restaurant sales.

     Payroll and Benefits in the third quarter of 2002 increased $3.4 million, or 10.4%, to $35.9 million from $32.5 million in the third quarter of 2001. As a percentage of restaurant sales, payroll and benefits were 31.0% in the third quarter of 2002 and 2001. Increases in hourly labor cost and worker’s compensation expenses were offset by lower store bonuses.

     For the first 40 weeks of 2002, payroll and benefits increased $13.0 million, or 12.4%, to $118.0 million from $105.0 million in the same period of 2001. As a percentage of restaurant sales, payroll and benefits were 31.3% in the first 40 weeks of 2002 and 2001.

     Restaurant Operating Costs in the third quarter of 2002 increased $2.3 million, or 12.1%, to $21.1 million from $18.8 million in the third quarter of 2001. Restaurant operating costs, as a percentage of restaurant sales, increased to 18.3% in the third quarter of 2002 from 18.0% in the same period last year. The increase was primarily attributable to higher general liability insurance, repair and maintenance, and accrued supervisory bonus expenses, partially offset by lower management training expense.

     For the first 40 weeks of 2002, restaurant operating costs increased $7.0 million, or 11.9%, to $65.6 million from $58.6 million in 2001. Restaurant operating costs, as a percentage of restaurant sales, were 17.4% for the first 40 weeks of 2002 and 2001. Restaurant operating costs in the first 40 weeks of 2002 benefited from lower natural gas prices versus the same period of 2001. We are anticipating higher natural gas costs in the fourth quarter of 2002 and the first quarter of 2003. Any such increases would result in increased restaurant operating costs.

     Advertising, General and Administrative Expenses for the third quarter increased approximately $900,000, or 12.4%, to $8.5 million in 2002 from $7.6 million in 2001. As a percentage of total revenue, advertising, general and administrative expenses increased to 7.3% in 2002 from 7.1% in 2001. Advertising expenditures were $4.1 million in the third quarter of 2002, an increase of 20.1% from the $3.4 million expended in the third quarter of 2001. As a percentage of total revenue, advertising increased to 3.5% in the third quarter of 2002 from 3.2% in the third quarter of 2001. The increase in advertising as a percentage of total revenue was primarily attributable to increased spending in response to the slowing U.S. economy. We have also continued our investment spending in an effort to increase brand awareness in certain new markets and continued to have a higher mix of television advertising in 2002 compared to 2001. We currently expect to continue to spend approximately 3.4% of total revenue on advertising through the end of 2002. General and administrative expenses increased 6.3% to $4.4 million in the third quarter of 2002 from $4.2 million in the third quarter of 2001. As a percentage of total revenue, general and administrative expenses decreased to 3.8% in the third quarter of 2002 from 3.9% in the third quarter of 2001. The decrease in general and administrative expenses is due to decreases in various general and administrative expense items, partially offset by increased accruals for administrative bonuses.

     For the first 40 weeks of 2002, advertising, general and administrative expenses increased $5.5 million, or 24.9%, to $27.9 million in 2002 from $22.3 million in the same period in 2001. As a percentage of total revenue, advertising, general and administrative expenses increased to 7.3% in 2002 compared to 6.6% in 2001. Advertising expenditures in 2002 increased $2.8 million, or 28.1%, to $12.5 million from $9.8 million in 2001. As a percentage of total revenue, advertising increased to 3.3% in 2002 from 2.9% in 2001. The increase in advertising as a percentage of total revenue was primarily attributable to increased spending in response to the slowing U.S. economy. General and administrative expenses increased 22.4% to $15.4 million in 2002 from $12.5 million in 2001. As a percentage of total revenue, general and administrative expenses increased to 4.0% of sales in 2002 from 3.7% in 2001. The increase in general and administrative expenses in the first 40 weeks of 2002 was due to increases in various expenses, primarily accrued administrative bonus, franchise and travel expenses.

     Depreciation and Amortization in the third quarter of 2002 increased $600,000, or 11.2%, to $6.0 million from $5.4 million in the third quarter of 2001. As a percentage of total revenue, depreciation and amortization was 5.1% in the third quarter of 2002 and 2001. For the first 40 weeks of 2002, depreciation and amortization expense increased approximately $2.6 million, or 15.3%, to $19.3 million from $16.7 million in 2001 and, as a percentage of total revenue, increased to 5.1% in 2002 from 4.9% in 2001. The increase in depreciation and amortization expense is primarily attributable to the growth in the number of new restaurants and capital expenditures for improvements to existing restaurants. In accordance with SFAS 142 as discussed in note G to the notes to unaudited consolidated financial statements, beginning December 31, 2001, we no longer amortize goodwill. Goodwill amortization was $122,000 and $406,000 in the third quarter and first 40 weeks of fiscal 2001, respectively.

     Asset Impairment and Exit Costs for the third quarter and first 40 weeks of 2001 were $5.8 million. During the third quarter of 2001, management made the decision to close five stores. The decision followed a review of historical and projected cash flows of the Company’s stores in view of the difficult environment in which the Company was operating at that time and is still operating today. As a result of the decision, the Company recognized a charge during the third quarter of 2001 of approximately $5.0 million for asset impairment and approximately $800,000 for exit costs associated with certain related lease commitments. As of the end of the third quarter of 2002, the Company had closed four of these stores with the fifth store projected to close in January 2003.

     Pre-opening Costs were $1.2 million in the third quarter of 2002 and 2001. As a percentage of total revenue, pre-opening costs decreased to 1.0% in 2002 compared to 1.2% in 2001. For the first 40 weeks of 2002, pre-opening costs decreased 18.1% to $4.1 million from $5.1 million for the same period in 2001. As a percentage of total revenue, pre-opening costs decreased to 1.1% in the first 40 weeks of 2002 from 1.5% for the same period in 2001. The decrease in pre-opening costs was primarily attributable to lower average cost per store opening this year versus last year. This lower average cost is the result of cost containment measures put in place this year along with two store relocations this year, which have lower pre-

     opening costs than a new store opening.

     Income from Operations in the third quarter increased $8.1 million to $10.3 million in 2002 from $2.1 million in 2001. For the first 40 weeks, income from operations increased $11.0 million to $34.7 million in 2002 from $23.7 million during the same period of 2001.

     Interest Expense, net decreased approximately $100,000 in the third quarter of 2002 to $1.2 million from $1.4 million in 2001. In the first 40 weeks of 2002, interest expense, net decreased approximately $900,000 to $4.2 million from $5.1 million during the same period in 2001. Interest expense has decreased due to lower effective interest rates in 2002, as compared to 2001.

     Earnings before Income Taxes for the third quarter of 2002 increased $8.3 million to $9.0 million from $759,000 in 2001. The pretax loss for Stoney River was $338,000 and $530,000 for the twelve weeks ended October 6, 2002 and October 7, 2001, respectively. In the first 40 weeks of 2002, earnings before income taxes and cumulative effect of change in accounting principle increased $12.0 million, or 64.8%, to $30.6 million from $18.5 million during the same period of 2001. The pretax loss for Stoney River was $1.2 million and $2.1 million for the 40 weeks ended October 6, 2002 and October 7, 2001, respectively.

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

     Cash provided by operations for the first 40 weeks of 2002 was $42.3 million compared to $26.0 million in the same period in 2001. Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, and does not indicate a lack of liquidity. We expect to meet our obligations as they come due through cash provided by operations and borrowings under our revolving line of credit. At October 6, 2002, the working capital deficiency was $18.7 million. The total net decrease in cash was $5.2 million in the first 40 weeks of 2002.

     Net increases to our revolving credit facility in the first 40 weeks of 2002 were $14.1 million, increasing the amount outstanding under our revolving credit facility from $89.0 million at December 30, 2001 to $103.1 million at October 6, 2002. Our revolving credit facility provides for a maximum borrowing capacity of $135 million and matures on October 5, 2006. The average interest rate on borrowed funds at October 6, 2002 was 3.4% as compared with 4.5% at December 30, 2001. Our revolving credit facility imposes restrictions on us with respect to the maintenance of certain financial ratios, the incurrence of indebtedness, sales of assets, mergers and the payment of dividends. As of October 6, 2002, the Company is in compliance with all covenants associated with our revolving credit facility. In the first 40 weeks of 2002, we repaid $6.3 million in principal on our capitalized lease obligations.

     As of October 6, 2002, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $20.0 million of our outstanding debt at a weighted-average interest rate of 6.5%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. The swap agreements expire as follows: $10.0 million in January 2004 and $10.0 million in January 2006.

     Property and equipment expenditures were $63.5 million in the first 40 weeks of 2002, including $3.5 million of equipment acquired under capital leases. These additions were associated primarily with 20 new O’Charley’s restaurants and two new Stoney River restaurants opened during the first 40 weeks of 2002, restaurants under construction at October 6, 2002, improvements to existing restaurants, purchases of leased properties, and property purchases for stores expected to open later in 2002 and in 2003.

     Our capital budget includes approximately $17 million to $20 million in capital expenditures for the remainder of 2002. These expenditures are for the four additional O’Charley’s restaurants which are expected to open later in 2002, improvements to existing O’Charley’s restaurants and for one additional Stoney River restaurant expected to open in 2002. As of October 6, 2002, we had ten O’Charley’s restaurants and one Stoney River restaurant under construction. There can be no assurance that actual capital expenditures for the remainder of 2002 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites.

     As discussed in Note I to the unaudited consolidated financial statements, we have entered into definitive agreements to acquire Ninety Nine Restaurant and Pub (“Ninety Nine”) for $120 million in cash and approximately 2.35 million shares of our common stock. We intend to finance the acquisition with a combination of revolving and term loan facilities aggregating $285 million, the proceeds of which would be used to consummate the acquisition and retire existing indebtedness under our revolving line of credit. We are currently evaluating various financing alternatives to finance the acquisition of Ninety Nine and fund our growth. There can be no assurance that we will obtain financing on acceptable terms. Our failure to obtain financing for the acquisition of Ninety Nine on acceptable terms would result in our termination of the transaction. Pursuant to our acquisition agreements with Ninety Nine, such a termination requires that we pay Ninety Nine a termination fee of $1.75 million. Any such termination could also adversely affect our stock price.

     We are also evaluating a possible sale-leaseback facility under which we would sell certain restaurant properties and lease those properties from the buyer. We currently anticipate that proceeds from any such sale would be used primarily to repay indebtedness under our revolving credit facility. We cannot assure you that we will enter into a sale-leaseback facility or, if we do so, the amount of the funds that we may generate, the timing of the sale, the number of restaurant properties that we may sell, or the terms of the leases pursuant to which we lease properties from the buyer. To the extent that the proceeds from any sale-leaseback transaction are used to repay indebtedness under our revolving credit facility and the transaction would qualify for sale-leaseback accounting treatment, the transaction would reduce our interest expense. We would incur additional rent expense, however, which would increase our restaurant operating costs and decrease our income from operations. Additionally, depreciation expense would be lower by the depreciation expense associated with the assets sold. Even though there are several uncertainties at this time, we believe that if a sale-leaseback transaction is consummated, our earnings would be negatively impacted due to the expected rent expense on the lease facility being higher than the combined amounts of the expected lower interest and depreciation expense.

     We believe that available cash, cash provided by operations and borrowings under our revolving credit facility and capitalized lease obligations will be sufficient to finance our existing operations and expected capital outlays for at least the next twelve months.

Critical Accounting Policies

     In the Company’s Form 10-K for the year ended December 30, 2001, we identified our critical accounting policies related to property and equipment, excess of cost over fair value of net assets acquired (goodwill), and impairment of long-lived assets. The SEC considers an accounting policy to be critical if it is most important to the portrayal of the Company’s financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 40 weeks of fiscal 2002, our previously identified critical accounting policies have changed as follows:

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

Contractual Obligations

     During the first 40 weeks of 2002, our long-term debt increased by $14.0 million to $103.3 million. The due dates for this debt are as follows: within one year $16,000, within 2 to 3 years $39,000, within 4 to 5 years $103.2 million, and thereafter $81,000. This increase in our long-term debt was related to asset purchases for new O’Charley’s and Stoney River restaurants and maintaining our existing stores, offset in part by internally generated cash.

     During the first 40 weeks of 2002, our capital lease obligations decreased $2.8 million to $29.9 million. The due dates under these obligations are as follows: within one year $7.5 million, within 2 to 3 years $13.6 million, within 4 to 5 years $7.9 million, and thereafter $900,000.

     There were no other material changes in our contractual obligations or commercial commitments as compared to those disclosed in our Form 10-K for 2001, other than those pursuant to the definitive agreements to acquire Ninety Nine Restaurant and Pub. See Note I to the unaudited consolidated financial statements.

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

     In the event that accounting rules associated with stock options were to change to require all entities to use the fair value based method of accounting prescribed by SFAS 123, or were we to voluntarily elect to apply such methods, our consolidated statement of earnings would be impacted. The Financial Accounting Standards Board is currently considering new disclosures by all companies awarding stock-based compensation, and to add transition alternatives for companies choosing to adopt the provisions of SFAS 123’s fair-value method of expensing stock-compensation costs. As of October 6, 2002, we had options to purchase approximately 3.5 million shares of common stock outstanding at an average option price of $12.16 per share.

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

     As an additional method of managing our interest rate exposure on our revolving credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At October 6, 2002, we had in effect $20.0 million in swaps at an average fixed rate of 6.5%, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006.

Item 4. Controls and Procedures

     O’Charley’s management, including the Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II — OTHER INFORMATION

Item 5. Other Information.

The Audit Committee of our Board of Directors has approved the engagement of KPMG LLP, our independent accountants, to perform the following non-audit services during the period covered by this report:

(a) tax consulting services with respect to tax structuring relating to the proposed acquisition of Ninety-Nine Restaurant & Pub (“Ninety-Nine”);

(b) due diligence analysis in connection with the proposed acquisition of Ninety-Nine; and

(c) business integration advisory and project management services in connection with the proposed acquisition of Ninety-Nine.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Date: 11-19-2002	By: /s/ Gregory L. Burns

Gregory L. Burns Chief Executive Officer

Date: 11-19-2002	By: /s/ A. Chad Fitzhugh

A. Chad Fitzhugh Chief Financial Officer

Certification of Chief Executive Officer

I, Gregory L. Burns, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of O’Charley’s Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/Gregory L. Burns

Chief Executive Officer

Certification of Chief Financial Officer

I, A. Chad Fitzhugh, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of O’Charley’s Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/A. Chad Fitzhugh

Chief Financial Officer