Form 10-K
period 2002-12-29
O CHARLEYS INC
filed 2003-03-12
CIK 864233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

Commission file number 0-18629

O’CHARLEY’S INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1192475

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3038 Sidco Drive
Nashville, Tennessee	37204

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(615) 256-8500
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value
Series A Junior Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $347.0 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock.

     The number of shares of common stock outstanding on February 28, 2003 was 19,910,200.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are
Part of Form 10-K	incorporated by reference

Part III	Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held May 15, 2003

PART I
PART II
PART III
SIGNATURES
Certification of Chief Executive Officer
Certification of Chief Financial Officer
SEVERANCE COMPENSATION AGREEMENT
MASTER LEASE
ASSUMPTION OF LEASE
MASTER LEASE
FIRST AMENDMENT TO MASTER LEASE
ASSIGNMENT AND ASSUMPTION OF LEASE
MASTER LEASE
ASSIGNMENT AND ASSUMPTION OF LEASE
MASTER LEASE
FIRST AMENDMENT TO MASTER LEASE
ASSIGNMENT AND ASSUMPTION OF LEASE
SUBSIDIARIES OF THE COMPANY
CONSENT OF KPMG LLP
SECTION 906 CERTIFICATION OF THE CEO
SECTION 906 CERTIFICATION OF THE CFO

O’CHARLEY’S INC.

PART I

Item 1. Business.

     As of December 29, 2002, we operated 182 O’Charley’s restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia, and six Stoney River Legendary Steaks restaurants in Georgia, Illinois, Kentucky, and Tennessee. O’Charley’s is a leading casual dining restaurant concept known for its high-quality, freshly prepared food, moderate prices and friendly and attentive customer service. Stoney River Legendary Steaks restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering the high-quality food and attentive customer service typical of high-end steakhouses at more moderate prices. On January 27, 2003, we acquired Ninety Nine Restaurant and Pub, a casual dining restaurant chain based in Woburn, Massachusetts. At January 27, 2003, Ninety Nine Restaurant and Pub operated 78 restaurants located in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. Ninety Nine Restaurant and Pub is known for providing high-quality food at moderate prices in a comfortable, relaxed atmosphere.

The O’Charley’s Concept

     O’Charley’s restaurants provide fresh, high quality food in a relaxed, friendly atmosphere. Our goal is to differentiate our O’Charley’s restaurants by exceeding customer expectations as to the quality of food and the friendliness of service. The key elements of the O’Charley’s concept include the following:

     Offer High-Quality, Freshly Prepared American Fare. The O’Charley’s menu is mainstream, but innovative and distinctive in taste. The O’Charley’s menu features approximately 50 items including USDA Choice hand-cut and aged steaks, baby-back ribs basted with our own tangy BBQ sauce, chicken that is always fresh and never frozen, fresh salmon and grilled tuna with a spicy ginger sauce, a variety of fresh-cut salads with special recipe salad dressings and O’Charley’s signature caramel pie. All entrees are made from original recipes, are cooked to order and feature side items in addition to our hot, freshly-baked yeast rolls. O’Charley’s restaurants are open seven days a week and serve lunch, dinner and Sunday brunch. Specialty menu items include “limited-time” promotions, O’Charley’s Express Lunch, daily special selections and a special kids menu. We are continually developing new menu items for our O’Charley’s restaurants to respond to changing customer tastes and preferences.

     Provide an Attractive Price-to-Value Relationship. We believe that the pricing strategy for our O’Charley’s restaurants, as well as the generous portions we serve, create an attractive price-to-value relationship. This strategy, coupled with our high food quality, is intended to appeal to a broad spectrum of customers from a diverse income base, including mainstream casual dining customers, as well as upscale casual dining and value oriented customers. Lunch entrees range in price from $6.99 to $9.99, with dinner entrees ranging from $6.99 to $16.99. In 2002, the average check per customer, including beverages, was $9.96 for lunch and $12.74 for dinner.

     Ensure a Superior Dining Experience. Our strategy stresses providing prompt, friendly and attentive service to ensure customer satisfaction. Our strategy is to staff each restaurant with an experienced management team that is dedicated to enhancing customer satisfaction and to keep our table-to-server ratios low. In order to promote customer satisfaction, we adopted the following strategy, which we refer to as “The Promise:”

•	create a friendly, warm environment;

•	provide prompt food and service;

•	present a clean, professional appearance; and

•	have the knowledge needed to give each guest the best dining experience possible.

     Our management team, including area supervisors, regional directors and home office personnel, visit our restaurants frequently in order to reinforce our commitment to customer service to our restaurant level managers and hourly employees and communicate with and receive feedback from customers. We also utilize a “mystery shopper” program to independently monitor quality control in areas such as timeliness of service, atmosphere, cleanliness, employee attitude and food quality. Through the use of customer surveys, we receive valuable feedback on our restaurants and, where appropriate, respond promptly to customer comments in order to demonstrate our continuing dedication to customer satisfaction.

     Create a Casual, Neighborhood Atmosphere Through Our Restaurant Design. We seek to create a casual, neighborhood atmosphere in our O’Charley’s restaurants through an open layout and exposed kitchen and by tailoring the decor of our restaurants to the local community. The prototypical O’Charley’s restaurant is a free-standing brick building containing approximately 6,800 internal square feet and seating for approximately 275 customers, including approximately 52 bar seats. The exterior features old-style red brick, bright red and green neon borders, multi-colored awnings and attractive landscaping. The interior is open, casual and well lighted and features warm woods, exposed brick, color prints and hand-painted murals depicting local history, people, places and events. In addition, the kitchen design provides flexibility in the types of food items that can be prepared so that we can adapt to changing customer tastes and preferences. We periodically update the interior and exterior of our restaurants to reflect refinements in the concept and respond to changes in customer tastes and preferences.

     Provide an Attractive Operating Environment for Our Employees. We believe that a well-trained, highly-motivated restaurant management team is critical to achieving our operating objectives. Our training and compensation systems are designed to create accountability at the restaurant management level for the performance of each restaurant. We invest significant resources to train, motivate and educate our restaurant level managers and hourly employees and operate an approximately 9,500 square foot management training facility at our home office in Nashville, Tennessee. Each new manager participates in a comprehensive ten-week training program that combines hands-on experience in one of our training restaurants and instruction at the training facility. To instill a sense of ownership, a portion of the compensation of our restaurant level managers is based upon restaurant operating results, employee turnover and mystery shopper reports. This focus on restaurant level operations is intended to create a “single store mentality” and provide an incentive for managers to improve same store sales and restaurant operating results. We believe our strong focus on employee satisfaction has resulted in a decrease in our employee turnover rate in each of the past five years. Also, in 2003 we have implemented improvements to the insurance benefits for our hourly employees.

     Leverage Our Commissary Operations. We operate an approximately 220,000 square foot commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants. The commissary operates a USDA-approved and inspected facility at which we age and cut our beef and a production facility at which we prepare the yeast rolls, salad dressings and sauces served in our O’Charley’s and Stoney River restaurants. We believe our commissary enhances restaurant operations by maintaining consistent food quality, helping to ensure reliable distribution services to our restaurants and simplifying our restaurant managers’ food cost management responsibilities. We attribute the decreases in food cost as a percentage of our restaurant sales over the past four years, in part, to the financial leverage generated from the increased purchasing volumes and operating efficiencies of our commissary. We believe our Nashville commissary has sufficient capacity to meet a substantial majority of the distribution needs of our existing and planned O’Charley’s and Stoney River restaurants for the next several years.

     Pursue Disciplined Growth Strategy. During 2002, we opened 24 new O’Charley’s restaurants in the following markets:

Atlanta, Georgia (2)	Lexington, Kentucky
Augusta, Georgia	Louisville, Kentucky
Biloxi, Mississippi	Mobile, Alabama
Cincinnati, Ohio	Monroe, Louisiana
Columbia, South Carolina (2)	Nashville, Tennessee (2)
Dayton, Ohio (2)	Paducah, Kentucky
Fort Wayne, Indiana	Richmond, Virginia
Indianapolis, Indiana (2)	Roanoke, Virginia
Jacksonville, Florida	St. Louis, Missouri
Knoxville, Tennessee

     We plan to open 27 to 29 O’Charley’s restaurants in 2003. We intend to continue to develop new O’Charley’s restaurants in our target markets, primarily in the Southeast and Midwest. Our target markets include both metropolitan markets and smaller markets in close proximity to metropolitan markets where we have a significant presence. Our strategy is to cluster our new restaurants to enhance supervisory, marketing and distribution efficiencies.

     Management devotes significant time and resources to analyzing prospective restaurant sites and gathering appropriate cost, demographic and traffic data. We utilize an in-house construction and real estate department to oversee the development of architectural and engineering plans and new construction. While we prefer to develop restaurants based on our prototype O’Charley’s restaurant, we from time to time develop O’Charley’s restaurants in existing buildings. Our ability to remodel an existing building into an O’Charley’s restaurant can permit greater accessibility to quality sites in more developed markets.

The Stoney River Legendary Steaks Concept

     Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering the high-quality food and attentive customer service typical of high-end steakhouses at more moderate prices. Stoney River restaurants have an “upscale mountain lodge” design with a large stone fireplace, plush sofas and rich woods that make the interior of the restaurant inviting and comfortable. The menu features hand-cut, premium midwestern beef along with fresh seafood and a variety of other gourmet entrees. An extensive assortment of freshly prepared salads and side dishes is available a la carte. The menu also includes several specialty appetizers and desserts. The price range of entrees is $16.95 to $29.95. In 2002, the average check per customer was $37.11. Stoney River restaurants are open for dinner during the week and opening times on the weekend vary by location with some opening at noon and others opening in the early afternoon. During 2002, we opened three new Stoney River restaurants, one each in Chicago, Louisville, and Nashville. We plan to open up to two Stoney River restaurants in 2003. Our growth strategy for the Stoney River concept is to concentrate on major metropolitan markets in the Southeast and Midwest with disciplined, controlled development and the potential to accelerate development over the next several years. At December 29, 2002, we operated six Stoney River restaurants in Georgia, Illinois, Kentucky and Tennessee.

     We have established a “managing partner program” for the general managers of our Stoney River restaurants pursuant to which each general manager has acquired a 6% interest in the subsidiary that owns the restaurant that the general manager manages in exchange for a capital contribution to that subsidiary. We have also entered into a five-year employment agreement with each general manager. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his or her 6% interest. Upon the fifth anniversary of the general manager’s capital contribution to the subsidiary, we have the option, but not the obligation, to purchase the general manager’s 6% interest for fair market value. In the event the general manager’s employment with us terminates prior to the expiration of the five-year term of his employment agreement, we have the option, but not the obligation, to purchase the general manager’s 6% interest. In addition, the general manager’s 6% interest is subject to forfeiture based on certain events.

The Ninety Nine Restaurant and Pub Concept

     On January 27, 2003, we acquired Ninety Nine Restaurant and Pub, a casual dining chain based in Woburn, Massachusetts. We acquired Ninety Nine Restaurant and Pub for $116 million in cash and approximately 2.35 million shares of our common stock, plus the assumption of certain liabilities. In addition to the purchase price, we have agreed to pay a total of $1.0 million per year, plus accrued interest, on each of January 1, 2004, 2005, 2006 and 2007, to certain key employees of Ninety Nine who we continue to employ at the time of such payments. Of the stock portion of the purchase price, we delivered approximately 941,000 shares at closing, and will deliver approximately 408,000 shares on each of the first, second, and third anniversaries of the closing and 94,000 shares on each of the fourth and fifth anniversaries of the closing.

     At January 27, 2003, Ninety Nine operated 78 restaurants located in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. Ninety Nine has earned a reputation for providing high quality food at moderate prices in a comfortable, relaxed atmosphere. The menu features a wide selection of appetizers, salads, sandwiches, burgers, entrees and desserts, all served in generous portions. The prototype Ninety Nine restaurant is a freestanding, wood building containing approximately 5,500 internal square feet and seating for 170 customers. Signature elements of the Ninety Nine prototype restaurant include an open view kitchen, booth seating, walls covered with historical local community memorabilia and a self-enclosed, centrally located rectangle bar. The restaurant’s interior features slate floors, low ceilings and natural woods, designed to create a cozy, friendly and warm atmosphere. Ninety Nine has expanded through developing new prototype locations as well as through remodeling both traditional and non-traditional restaurant locations.

     Ninety Nine operates a 20,000-square-foot commissary and purchasing operation located in Woburn, Massachusetts through which we purchase and distribute food products and supplies for our Ninety Nine restaurants. The commissary operates a USDA-approved and inspected meat facility at which we cut beef and a production facility at which we prepare the meats, signature soups, sauces and marinades served in our Ninety Nine restaurants. We believe that our Woburn, Massachusetts commissary enhances the operations of our Ninety Nine restaurants by maintaining consistent quality, helping to ensure reliable distribution services to our restaurants and simplifying our restaurant managers’ food cost management responsibilities.

O’Charley’s Restaurant Operations

     Restaurant Management. Each O’Charley’s restaurant requires an effective management team in order to ensure high quality food and attentive service. Each restaurant typically has five to six managers (a general manager, two to three assistant managers, a kitchen manager and an assistant kitchen manager) and an average of approximately 80 full-time and part-time employees. We employ area supervisors who have day-to-day responsibility for the operating performance of approximately three to seven O’Charley’s restaurants. Our nine regional directors each currently supervise 12 to 25 restaurants in their respective regions and are directly involved in the development of new O’Charley’s restaurants. Our Concept President-O’Charley’s oversees all O’Charley’s restaurant operations.

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

     We also provide a compensation plan that gives general managers of our O’Charley’s restaurants an opportunity to participate in the growth of their restaurant and our company. Pursuant to this compensation plan, general managers receive a competitive minimum base salary, are eligible to receive a bonus calculated quarterly and paid annually, and receive long-term stock options that provide an incentive for general managers to improve restaurant level operating results. The annual bonuses are based on the attainment of certain performance targets that the managers establish each year for their own restaurants.

     We believe that our compensation plans, particularly the bonus plans, encourage the general managers to establish and implement an annual strategy. Area supervisors, regional directors and senior management also are eligible to receive performance based cash bonuses and participate in the senior management stock program pursuant to which they receive stock options, the vesting of which can be accelerated based on our achievement of certain specified financial targets.

     Recruiting and Training. We emphasize the careful selection and training of all restaurant employees. The restaurant management recruiting and training program begins with an evaluation and screening program. In addition to multiple interviews and background and experience verification, we conduct a testing procedure designed to identify those applicants who we believe are well suited to manage restaurant operations. Management trainees are required to complete a ten-week training program, a portion of which is conducted at our training center in Nashville, Tennessee. The training facility has a theater-style auditorium, facilities for operational and information services training and an area for team-building exercises. The program familiarizes new managers with the responsibilities required at an individual restaurant and with our operations, management objectives, controls and evaluation criteria before they assume restaurant management responsibility. Each new hourly employee is trained by an in-restaurant trainer called an “ETE” (Educator Through Excellence). Each restaurant has approximately 15 ETE’s who are qualified and tested in their area of responsibility. Restaurant level management is responsible for the hiring and training of servers and kitchen staff, but they typically involve hourly employees in the process.

Commissary Operations

     We operate an approximately 220,000 square foot commissary in Nashville, Tennessee and an approximately 20,000 square foot commissary in Woburn, Massachusetts through which we purchase and distribute a substantial majority of the food products and supplies for our restaurants. Our commissaries operate USDA-approved and inspected facilities at which we cut our beef and production facilities at which we manufacture soups, salad dressings, sauces and other food products and supplies. Our commissaries primarily service our restaurants; however, our Nashville commissary also sells food products and supplies to certain other customers, including retail grocery chains, mass merchandisers and wholesale clubs. Food products and other restaurant supplies are distributed to our restaurants each week by our trucks. Seafood and some produce, which require more frequent deliveries, are typically purchased locally by restaurant management to ensure freshness.

     We believe our commissaries enhance restaurant operations by maintaining consistent food quality, helping to ensure reliable distribution services to our restaurants and simplifying our restaurant managers’ food cost management responsibilities by negotiating prices on food items and supplies for our restaurants. We set food and other product quality standards for our restaurants, and our commissaries negotiate directly with food manufacturers and other suppliers to obtain lower prices for those items through volume purchasing.

O’Charley’s Support Operations

     Quality Control. We use written customer evaluations, which are available to customers in the restaurants, as a means of monitoring customer satisfaction. We also employ a “mystery shopper” program to independently monitor quality control in areas such as timeliness of service, atmosphere, cleanliness, employee attitude and food quality. In addition, our customer service department receives calls from customers and, when necessary, routes comments to the appropriate personnel.

     Advertising and Marketing. We have an ongoing advertising and marketing plan for the development of television, radio and newspaper advertising for our O’Charley’s restaurants and also use point of sale and local restaurant marketing. We focus our marketing efforts on building brand loyalty and emphasizing the distinctiveness of the O’Charley’s atmosphere and menu offerings. We conduct annual studies of changes in customer tastes and preferences and are continually evaluating the quality of our menu offerings. During 2002, our advertising expenses were approximately 3.4% of restaurant sales. In addition to advertising, we encourage unit level personnel to become active in their communities through local charities and other organizations and sponsorships.

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

     Real Estate and Construction. We maintain an in-house construction and real estate department to assist in the site selection process, oversee the development of architectural and engineering plans and new construction. We maintain a broad database of possible sites and our Vice President of Real Estate and Development and our management team analyze prospective sites. Once a site is selected, our real estate department oversees the zoning process, obtains required governmental permits, develops detailed building plans and specifications and equips the restaurants.

     Human Resources. We maintain a human resources department that supports restaurant operations through the design and implementation of policies, programs, procedures and benefits for our employees. The human resources department also includes an employee relations manager and maintains a toll-free number for employee comments and questions. We conduct annual “Impact” meetings at our O’Charley’s restaurants that provide a forum for home office management to receive feedback from restaurant managers and hourly employees. We have had in place for several years a plan to foster diversity throughout our workforce.

Restaurant Locations

     The following table sets forth the markets in which our O’Charley’s and Stoney River restaurants were located at December 29, 2002 and in which our Ninety Nine restaurants were located at January 27, 2003, including the number of restaurants in each market.

O’Charley’s Restaurants
Alabama	Kentucky	Ohio
Birmingham (6)	Bowling Green	Cincinnati (7)
Decatur	Cold Spring	Columbus (5)
Dothan	Elizabethtown	Dayton (4)
Florence	Florence	South Carolina
Huntsville (2)	Frankfort	Anderson
Mobile (4)	Hopkinsville	Charleston
Montgomery (2)	Lexington (4)	Columbia (3)
Oxford	Louisville (5)	Greenville
Tuscaloosa	Owensboro	Greenwood
Arkansas	Paducah	Rock Hill
Jonesboro	Richmond	Spartanburg
Florida	Louisiana	Tennessee
Destin	Monroe	Chattanooga (2)
Jacksonville	Mississippi	Clarksville (2)
Panama City	Biloxi (2)	Cleveland
Pensacola	Hattiesburg	Cookeville
Georgia	Jackson	Jackson
Atlanta (16)	Meridian	Johnson City
Augusta	Pearl	Kingsport
Canton	Southhaven	Knoxville (6)
Columbus	Tupelo	Memphis (3)
Dalton	Missouri	Morristown
Gainesville	St. Louis (5)	Murfreesboro
Macon (2)	North Carolina	Nashville (13)
Illinois	Asheville	Pigeon Forge
Champaign	Burlington	Virginia
Marion	Charlotte (6)	Bristol
O’Fallon	Fayetteville	Lynchburg
Springfield (2)	Greensboro	Roanoke (2)
Indiana	Hickory	Richmond (3)
Bloomington	Raleigh (4)
Clarksville	Winston-Salem
Corydon
Evansville (2)
Fort Wayne
Indianapolis (9)
Lafayette

Stoney River Restaurants
Atlanta, Georgia (2)	Louisville, KY
Chicago, Illinois (2)	Nashville, TN

Ninety Nine Restaurant and Pub
Connecticut	New Hampshire
Hartford (6)	Concord
Hookset
Maine	Keene
Portland (5)	Londonderry
Manchester
Massachusetts	North Conway
Attleboro	Nashua
Boston (43)	Portsmouth
Dartmouth	Salem
Fairhaven	Seabrook
Fall River	Tilton
Pittsfield
Seekonk	Rhode Island
Springfield (4)	Providence (2)

Vermont
Rutland

Franchising

     We have completed a detailed study of the potential franchising of the O’Charley’s concept and, based upon the results of this study, intend to begin franchising O’Charley’s restaurants in 2003. We expect to enter into franchising arrangements with experienced restaurant operators for the development of O’Charley’s restaurants in areas that are outside of our current development and growth plans. Franchisees will be required to comply with our specifications as to restaurant space, design and décor, menu items, principal food ingredients, employee training and day-to-day operations.

Service Marks

     The name “O’Charley’s” and its logo, the name “Stoney River Legendary Steaks,” and the Ninety Nine Restaurant and Pub logo are registered service marks with the United States Patent and Trademark Office. We also have other service marks that are registered in the states in which we operate. We are aware of names and marks similar to our service marks used by third parties in certain limited geographical areas. Use of our service marks by third parties may prevent us from licensing the use of our service marks for restaurants in those areas. We intend to protect our service marks by appropriate legal action whenever necessary.

Government Regulation

     We are subject to various federal, state, and local laws affecting our business. Our commissaries are licensed and subject to regulation by the USDA. In addition, each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, sanitation, building, and fire agencies in the state or municipality in which the restaurant is located. Most municipalities in which our restaurants are located require local business licenses. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. We are also subject to federal and state environmental regulations, but those regulations have not had a material adverse effect on our operations to date.

     Approximately 10% of restaurant sales in 2002 was attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities. Similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect or, in an extreme case, terminate its operations. We have established standardized procedures for our restaurants designed to assure compliance with applicable codes and regulations.

     We are subject in most states in which we operate restaurants to “dram-shop” statutes or judicial interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

Employees

     At December 29, 2002, we employed approximately 5,200 full-time and 10,500 part-time employees, approximately 200 of whom were home office management and staff personnel, approximately 200 of whom were commissary personnel and the remainder of whom were restaurant personnel. Ninety Nine Restaurant and Pub, which we acquired on January 27, 2003, employs approximately 2,100 full-time and 2,300 part-time employees, approximately 70 of whom are corporate management and staff personnel, approximately 30 of whom are commissary personnel and the remainder of whom are restaurant personnel. None of our employees is covered by a collective bargaining agreement. We consider our employee relations to be good.

Risk Factors

     Some of the statements we make in this Annual Report on Form 10-K are forward-looking. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “seek” or similar expressions. These forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, plans or expectations including, but not limited to, the discussions of our operating and growth strategy, projections of revenue, income or loss, information regarding future restaurant openings and capital expenditures, potential increases in food and other operating costs, and our development, expansion and franchising plans and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed below. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

     We May Not Be Able to Successfully Complete the Integration of Ninety Nine Restaurant and Pub, Which Could Adversely Affect Our Business, Financial Condition and Results of Operations.

     On January 27, 2003, we acquired Ninety Nine Restaurant and Pub, a casual dining restaurant company with 78 locations in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. The acquisition of Ninety Nine was substantially larger than any acquisition we have previously completed, and our management team does not have significant experience integrating the operations of acquired businesses. In addition, our Ninety Nine restaurants are located in markets in which we have not historically operated. Achieving the expected benefits of the Ninety Nine acquisition will depend in large part on our completion of the integration of Ninety Nine’s operations and personnel in a timely and efficient manner. The challenges involved in this integration include the following:

•	persuading employees of Ninety Nine that our business cultures are compatible and maintaining employee morale;

•	retaining the senior management team of Ninety Nine, many of whom received significant payments in connection with the acquisition;

•	maintaining a workforce over expanded geographic locations; and

•	consolidating corporate, commissary, information technology and administrative infrastructures.

     If we cannot overcome the challenges we face in completing the integration of Ninety Nine, our ability to effectively and profitably manage Ninety Nine’s business could suffer. We cannot assure you that our Ninety Nine Restaurant and Pub restaurants will generate revenues or profit margins consistent with prior years. Moreover, the integration process itself may be disruptive to our business, as it will divert the attention of management from its normal operational responsibilities and duties. We cannot offer any assurance that we will be able to successfully integrate Ninety Nine’s operations or personnel or realize the anticipated benefits of the acquisition. Our failure to successfully complete the integration of Ninety Nine could harm our business, financial condition and results of operations.

     Our Continued Growth Depends On Our Ability To Open New Restaurants And Operate Our New Restaurants Profitably.

     A significant portion of our historical growth has been due to opening new restaurants. We opened 24 new O’Charley’s restaurants and three new Stoney River restaurants in 2002 and plan to open 27 to 29 additional O’Charley’s restaurants, approximately ten Ninety Nine restaurants and approximately two Stoney River restaurants during 2003. Our ability to open new restaurants will depend on a number of factors, such as:

•	the selection and availability of quality restaurant sites;

•	our ability to negotiate acceptable lease or purchase terms;

•	our ability to hire, train and retain the skilled management and other personnel necessary to open new restaurants;

•	our ability to secure the governmental permits and approvals required to open new restaurants;

•	our ability to manage the amount of time and money required to build and open new restaurants, including the possibility that adverse weather conditions may delay construction and the opening of new restaurants; and

•	the availability of adequate financing.

     Many of these factors are beyond our control. We cannot assure you that we will be successful in opening new restaurants in accordance with our current plans or otherwise or that our rate of future growth, if any, will not decline from our recent historical growth rates. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those of our existing restaurants, or that the new restaurants will be operated profitably. In May 2000, we acquired the Stoney River Legendary Steaks concept, including two Stoney River restaurants in suburban Atlanta. We currently operate six Stoney River restaurants. On January 27, 2003, we acquired Ninety Nine Restaurant and Pub, including 78 Ninety Nine Restaurant and Pub restaurants. We cannot assure you that we will be able to operate these restaurants profitably.

     Our Growth May Strain Our Management And Infrastructure, Which Could Slow Our Development Of New Restaurants And Adversely Affect Our Ability To Manage Existing Restaurants.

     Our growth has placed significant demands upon our management. We also face the risk that our existing systems and procedures, restaurant management systems, financial controls, and information systems will be inadequate to support our planned growth. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned growth will impose on management and these systems and controls. In May 2000, we acquired the Stoney River Legendary Steaks concept. In January 2003, we acquired the Ninety Nine Restaurant and Pub concept. The development of the Stoney River concept and the integration and operation of the Ninety Nine concept will place significant demands on our management. These demands on our management and systems could also adversely affect our ability to manage our existing restaurants. If our management is unable to meet these demands or if we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our growth objectives, our operating results or cash flows could be materially adversely affected.

     Unanticipated Expenses And Market Acceptance Could Affect The Results Of Restaurants We Open In New And Existing Markets.

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

     Another part of our growth plan is to open restaurants in markets in which we already have existing restaurants. We may be unable to attract enough customers to the new restaurants for them to operate at a profit. Even if we are able to attract enough customers to the new restaurants to operate them at a profit, those customers may be former customers of one of our existing restaurants in that market and the opening of a new restaurant in the existing market could reduce the revenue of our existing restaurants in that market.

     We May Experience Higher Operating Costs, Which Would Adversely Affect Our Operating Results If We Cannot Increase Menu Prices To Cover Them.

     Our operating results are significantly dependent on our ability to anticipate and react to increases in food, labor, employee benefits and other costs. The cost of many items we serve in our restaurants are subject to seasonal fluctuations, weather, demand and other factors. We compete with other restaurants for experienced management personnel and hourly employees. Given the low unemployment rates in certain areas in which we operate, we will likely be required to continue to enhance our wage and benefits package in order to attract qualified management and other personnel. For example, we recently announced that we will offer expanded medical benefits for our hourly employees. In addition, any increase in the federal minimum wage rate would likely cause an increase in our labor costs. We cannot assure you that we will be able to anticipate and react to changing costs through our purchasing and hiring practices or menu price increases. As a result, increases in operating costs could have a material adverse effect on our business and could decrease our profitability and the cash available to service our debt obligations.

     We have completed a feasibility study on franchising our O’Charley’s restaurant concept and have begun marketing the franchise concept, but we do not believe we will generate any significant revenue or profits in 2003 related to our franchising activities. We may continue to experience expenditures and losses in implementing our franchising initiative until such time, if ever, that we generate sufficient revenue to cover these expenditures.

     We Could Face Labor Shortages That Could Adversely Affect Our Results Of Operations.

     Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to continue our operations and to keep pace with our growth. Qualified individuals of the requisite caliber and quantity needed to fill these positions are in short supply. Given the low unemployment rates in certain areas in which we operate, we may have difficulty hiring and retaining qualified management and other personnel. Any inability to recruit and retain sufficient qualified individuals may adversely affect operating results at existing restaurants and delay the planned openings of new restaurants. Any delays in opening new restaurants or any material increases in employee turnover rates in existing restaurants could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, we have increased wages and benefits to attract a sufficient number of competent employees, resulting in higher labor costs.

Fluctuations In Our Operating Results And Other Factors May Result In Decreases In Our Stock Price.

     In recent periods, the stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. From time to time, there may be significant volatility in the market price of our common stock. If we are unable to operate our restaurants as profitably as we have in the past, develop restaurants at a pace that reflects the expectations of the market or successfully integrate the operations of Ninety Nine, investors could sell shares of our common stock at or after the time that it becomes apparent that the expectations of the market may not be realized, resulting in a decrease in the market price of our common stock.

     In addition to our operating results, the operating results of other restaurant companies, changes in financial estimates or recommendations by analysts, speculation in the press or investment community, future sales of our common stock, the outbreak of war or other hostilities, adverse weather conditions, which can reduce the number of customers visiting our restaurants, increase operating costs and delay the construction and opening of new restaurants, federal or state legislative, licensing or regulatory changes with respect to zoning, land use, environmental factors, labor, alcoholic beverage control, health and sanitation, changes in general conditions in the economy or the financial markets or other developments affecting us or our industry, such as outbreaks of food-related disease, could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

     Our Restaurants Are Concentrated Geographically; If Any One Of The Regions In Which Our Restaurants Are Located Experiences An Economic Downturn, Adverse Weather Or Other Material Change, Our Business Results May Suffer.

     Our O’Charley’s restaurants are located predominately in the Southeastern and Midwestern United States. Our Ninety Nine restaurants are located in the Northeastern United States. We operate 35 of our 186 O’Charley’s restaurants in Tennessee and 53 of our 78 Ninety Nine restaurants in Massachusetts, including 43 in the greater Boston area. As a result, our business and our financial or operating results may be materially adversely affected by adverse economic, weather or business conditions in these markets, as well as in other geographic regions in which we locate restaurants.

     Our Future Performance Depends On Our Senior Management Who Are Experienced In Restaurant Management And Who Could Not Easily Be Replaced With Executives Of Equal Experience And Capabilities.

     We depend significantly on the services of Gregory L. Burns, our Chief Executive Officer, Steven J. Hislop, our President and Chief Operating Officer, and A. Chad Fitzhugh, our Chief Financial Officer. We also depend significantly on the services of each of our Concept Presidents, including Charles F. Doe, Jr., our Concept President-Ninety Nine Restaurant and Pub. Mr. Doe received significant payments at the time of our acquisition of Ninety Nine, and we do not have an employment agreement with Mr. Doe. If we lose the services of members of our senior management for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our business and development. We do not have employment agreements with any of our executive officers and we do not carry key person life insurance on any of our executive officers.

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

     Even if we are able to compete successfully with other restaurant companies, we may be forced to make changes in our concepts and menus in order to respond to changes in consumer tastes or dining patterns. Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Stoney River menu, or by specific events such as E. coli food poisoning or outbreaks of “mad cow,” “foot and mouth” or other diseases. If we change a restaurant concept or menu, we may lose customers who do not prefer the new concept or menu, and may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. In addition, we may have different or additional competitors for our intended customers as a result of a concept change and may not be able to compete successfully against those competitors. Our success also depends on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could reduce our revenues and profitability.

     Any Disruption In The Operation Of Our Commissaries Could Adversely Affect Our Ability To Operate Our Restaurants

     We operate commissaries in Nashville, Tennessee and Woburn, Massachusetts through which we purchase and distribute a substantial majority of the food products and supplies for our restaurants. If the operations of our commissaries are disrupted, we may not be able to deliver food and supplies to our restaurants. If our commissaries are unable to deliver the food products and supplies required to run our restaurants, we may not be able to find other sources of food or supplies, or, if alternative sources of food or supplies are located, our operating costs may increase. Accordingly, any disruption in the operation of our commissaries could adversely affect our ability to operate our restaurants and our results of operations.

     We May Incur Costs Or Liabilities And Lose Revenue As The Result Of Government Regulation.

     Our restaurants are subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, zoning and building codes, and other health, sanitation and safety matters. All of these regulations impact not only our current restaurant operations but also our ability to open new restaurants. We will be required to comply with applicable state and local regulations in new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce operations at an existing location, either of which would materially and adversely affect our growth and results of operations. In addition, our commissaries are licensed and subject to regulation by the United States Department of Agriculture and are subject to further regulation by state and local agencies. Our failure to obtain or retain federal, state or local licenses for our commissaries or to comply with applicable regulations could adversely affect our commissary operations and disrupt delivery of food and other products to our restaurants. If one or more of our restaurants was unable to serve alcohol or food for even a short time period, we could experience a reduction in our overall revenue.

     The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations, such as the federal Americans with Disabilities Act, which governs access for the disabled. If any of the above costs increase, we cannot assure you that we will be able to offset the increase by increasing our menu prices or by other means, which would adversely affect our results of operations.

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

     We are sometimes the subject of complaints or litigation from customers alleging illness, injury or other food quality or health concerns. Litigation or adverse publicity resulting from these allegations may materially adversely affect us or our restaurants, regardless of whether the allegations are valid or whether we are liable. In addition, our restaurants are subject in each state in which we operate to “dram shop” laws that allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A lawsuit under a dram shop law or alleging illness or injury from food may result in a verdict in excess of our liability insurance policy limits, which could result in substantial liability for us and may have a material adverse effect on our results of operations.

     Our Business May Be Adversely Affected By Our Leverage And Our Obligations Under Capital And Operating Leases.

     Our financial performance could be affected by our level of debt. We entered into new senior credit facilities in connection with our acquisition of Ninety Nine which significantly increased our debt. As of December 29, 2002 and after giving effect to the acquisition of Ninety Nine, the total amount of our long-term debt and capitalized lease obligations, including current portion, was approximately $249 million. In addition, as of December 29, 2002 and after giving effect to the acquisition of Ninety Nine, we were a party to operating leases requiring approximately $146 million in minimum future lease payments. In addition, we intend to continue to make borrowings under our revolving credit facility in connection with the development of new restaurants and for other general corporate purposes, and we expect the aggregate amount of our indebtedness and capitalized and operating lease obligations will increase, perhaps substantially.

     The amount of our indebtedness and lease obligations could have important consequences to investors, including the following:

•	our ability to obtain additional financing in the future may be impaired;

•	a substantial portion of our cash flow from operations must be applied to pay principal and interest on our indebtedness and lease payments under capitalized and operating leases, thus reducing funds available for other purposes;

•	some of our borrowings, including borrowings under our revolving credit and term loan facility, are and will continue to be at variable rates based upon prevailing interest rates, which will expose us to the risk of increased interest rates;

•	we may be substantially more leveraged than some of our competitors, which may place us at a competitive disadvantage; and

•	our leverage may limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business.

     We Are Subject To Restrictive Covenants, Which May Restrict Our Operational Flexibility.

     Our senior credit facilities contain covenants that restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of our assets. Our senior credit facilities also require us to satisfy financial ratio tests. In addition, certain of our lease agreements contain restrictive covenants. Our ability to meet those financial ratio tests and restrictive covenants can be affected by events beyond our control and we cannot assure you that we will continue to meet those tests in the future. The failure to comply with any of these covenants would cause a default under our credit facilities. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may not be on terms that are acceptable to us.

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

     We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, provisions in our charter and bylaws and Tennessee law may discourage, delay or prevent a merger, acquisition or change in control involving our company that our shareholders may consider favorable. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Among other things, these provisions:

•	authorize us to issue preferred stock, the terms of which may be determined at the sole discretion of our board of directors and may adversely affect the voting or economic rights of our common shareholders;

•	provide for a classified board of directors with staggered three year terms so that no more than one-third of our directors could be replaced at any annual meeting;

•	provide that directors may be removed only for cause;

•	provide that any amendment or repeal of the provisions of our charter establishing our classified board of directors and concerning the removal of directors must be approved by the affirmative vote of the holders of two-thirds of our outstanding shares; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at a meeting.

     We also have severance agreements with certain members of our senior management and we are subject to anti-takeover provisions under Tennessee law. These provisions of our charter and bylaws, Tennessee law, our shareholder rights plan and the severance agreements may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock and also could limit the price that investors are willing to pay in the future for shares of our common stock.

     We May Issue A Substantial Number Of Shares Of Our Common Stock Under Our Stock Option And Stock Purchase Plans, And Shareholders May Be Adversely Affected By The Issuance Of Those Shares.

     As of December 29, 2002 and after giving effect to options granted to employees of Ninety Nine upon the consummation of the acquisition, options to purchase 4.1 million shares of our common stock, representing 16.1% of our shares and options outstanding at that date after giving effect to the stock issuable in connection with the acquisition of Ninety Nine, were outstanding. These options had a weighted average exercise price of $13.59 per share. As of December 29, 2002 and after giving effect to options granted to employees of Ninety Nine, we had an additional 1.8 million shares authorized for issuance under our stock purchase and stock option plans which represented 7.2% of our outstanding shares and options at December 29, 2002 after giving effect to the stock issuable in connection with the acquisition of Ninety Nine. We believe that the issuance of stock options is an important tool to motivate our employees and align their interests with those of our shareholders and we intend to continue issuing stock options to our employees. We believe that the shares authorized for issuance under our plans will be sufficient to cover awards to our employees through at least 2003, although there can be no assurance in this regard. The issuance of significant additional shares of our common stock upon the exercise of outstanding options or otherwise pursuant to these stock plans could have a material adverse effect on the market price of our common stock and could significantly dilute the interests of other shareholders. In addition, in connection with our acquisition of Ninety Nine, we are obligated to issue approximately 1.4 million shares of our common stock to the prior owners of Ninety Nine over the five-year period which began on January 27, 2003. The future issuances of these shares will dilute the interests of other shareholders and could adversely affect the market price of our common stock.

Executive Officers of the Registrant

     Our executive officers are elected by the board of directors and serve at the pleasure of the board of directors. The following table sets forth certain information regarding our executive officers.

Name	Age	Position

Gregory L. Burns	48	Chief Executive Officer and Chairman of the Board

Steven J. Hislop	43	President and Chief Operating Officer

A. Chad Fitzhugh	42	Chief Financial Officer, Secretary, and Treasurer

William E. Hall, Jr.	48	Concept President-O’Charley’s

Herman A. Moore, Jr.	51	President, Commissary Operations

Charles F. Doe, Jr.	42	Concept President-Ninety Nine Restaurant and Pub

R. Jeffrey Williams	36	Corporate Controller

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

     Steven J. Hislop has served as President since May 1999, as Chief Operating Officer since March 1997 and as a director since March 1998. From March 1997 until May 1999, Mr. Hislop served as an Executive Vice President of our company. Mr. Hislop served as Senior Vice President – Operations from January 1993 to March 1997, and as Vice President – Operations from April 1990 to January 1993.

     A. Chad Fitzhugh has served as Chief Financial Officer since September 10, 1996, as Secretary since May 1993, and as Treasurer since April 1990. He served as our Controller from 1987 until his appointment as Chief Financial Officer. Mr. Fitzhugh is a certified public accountant.

     William E. Hall, Jr. has served as Concept President-O’Charley’s since December 2002. Mr. Hall served as Executive Vice President, Operations from September 1999 to December 2002. Mr. Hall served as Vice President, Operations from March 1997 to September 1999, as Director of Operations from December 1996 to March 1997, as a Regional Director from July 1992 to December 1996, and as an Area Supervisor from May 1991 to July 1992.

     Herman A. Moore, Jr. has served as President, Commissary Operations since December 2002. Mr. Moore served as Vice President, Commissary Operations from January 1996 to December 2002. Mr. Moore served as Director of Commissary Operations from 1988 to January 1996.

     Charles F. Doe, Jr. has served as Concept President-Ninety Nine Restaurant and Pub since February 2003. Mr. Doe served as President of Ninety Nine Restaurant and Pub from 1991 until we acquired Ninety Nine Restaurant and Pub. Mr. Doe served in various capacities in the Operations and Real Estate departments for Ninety Nine Restaurant and Pub prior to 1991.

     R. Jeffrey Williams has served as Corporate Controller since February 2003. Mr. Williams served as Controller for the O’Charley’s Concept from July 2001 to February 2003. Mr. Williams served as Controller of The Krystal Company from July 2000 to July 2001. Mr. Williams served as a Director of Financial Planning and Analysis for CBRL Group, Inc. from

July 1999 to July 2000 and as Accounting Manager for CBRL Group, Inc from November 1996 to July 1999. Mr. Williams is a certified public accountant.

Available Information

     We file reports with the Securities and Exchange Commission (“SEC”), including annual reports of Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450  Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our internet website is http://www.ocharleys.com. We make available free of charge through our website the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the SEC. Information contained on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Item 2. Properties.

     At December 29, 2002, we operated 182 O’Charley’s and six Stoney River Legendary Steak restaurants. As of that date, we owned the land and building at 110 of our O’Charley’s restaurants, leased the land and buildings at ten of our O’Charley’s restaurants and leased the land only at 62 of our O’Charley’s restaurants. We own the land and building at three of our Stoney River restaurants and lease the land only at our other three Stoney River restaurants. At January 27, 2003, the date we acquired Ninety Nine Restaurant and Pub, there were 78 Ninety Nine restaurants. We lease the land and building at 62 of our Ninety Nine restaurants and lease the land only at 16 of our Ninety Nine restaurants. Restaurant lease expirations range from 2003 to 2025, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of our restaurant leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, our restaurant leases are net leases, which require us to pay the cost of insurance and taxes.

     Our executive offices and Nashville commissary are located in Nashville, Tennessee in approximately 290,000 square feet of office and warehouse space. We own these facilities. Our Woburn, Massachusetts commissary is located in approximately 20,000 square feet of warehouse space. We lease that facility.

Item 3. Legal Proceedings.

     We are defendants from time to time in various legal proceedings arising in the ordinary course of our business, including claims relating to the workplace and employment matters, discrimination and similar matters, claims resulting from “slip and fall” accidents and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our operating results, liquidity or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders during the fourth quarter ended December 29, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Our common stock trades on the NASDAQ National Market under the symbol “CHUX.” As of February 28, 2003, there were approximately 2,800 shareholders of record of our common stock. The following table shows quarterly high and low closing prices for our common stock for the periods indicated, as reported by the NASDAQ National Market.

Fiscal 2002	High	Low

First Quarter	$24.07	$18.51
Second Quarter	25.50	21.33
Third Quarter	22.21	17.67
Fourth Quarter	22.30	15.87

Fiscal 2001

First Quarter	$21.45	$15.38
Second Quarter	21.05	17.00
Third Quarter	19.54	14.25
Fourth Quarter	19.33	14.51

     We have never paid a cash dividend on our common stock and we presently intend to retain our cash to finance the growth and development of our business. Our revolving credit facility prohibits the payment of cash dividends on our common stock without the consent of the participating banks.

     We did not sell any securities during the fiscal year ended December 29, 2002 without registration under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

     The selected financial data presented below under the captions “Statement of Earnings Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended December 29, 2002, were derived from the consolidated financial statements of O’Charley’s Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent auditors. The selected data should be read in conjunction with the consolidated financial statements for the year ended December 29, 2002, and the related notes thereto.

	Fiscal Years

	2002	2001	2000(1)	1999	1998

	(in thousands, except per share data)
Statement of Earnings Data:
Revenues:
Restaurant sales	$495,112	$440,875	$373,700	$299,014	$243,416
Commissary sales	4,800	4,056	3,562	3,191	2,630

	499,912	444,931	377,262	302,205	246,046
Costs and expenses:
Cost of restaurant sales:
Cost of food and beverage(2)	140,023	129,062	109,480	89,713	75,848
Payroll and benefits	154,311	138,009	115,029	90,625	73,561
Restaurant operating costs(2)	86,315	76,788	64,818	52,483	42,712
Cost of commissary sales	4,488	3,808	3,341	3,013	2,479
Advertising, general and administrative expenses	37,677	29,979	24,480	19,235	15,533
Depreciation and amortization (3)	25,527	22,135	18,202	14,060	13,452
Asset impairment and exit costs(4)	—	5,798	—	—	—
Preopening costs (3)	5,074	5,654	4,705	4,037	—

	453,415	411,233	340,055	273,166	223,585

Income from operations	46,497	33,698	37,207	29,039	22,461
Other (income) expense:
Interest expense, net	5,556	6,610	7,398	4,174	2,801
Other, net	(118)	189	24	82	(186)

	5,438	6,799	7,422	4,256	2,615

Earnings before income taxes and cumulative effect of change in accounting principle	41,059	26,899	29,785	24,783	19,846
Income taxes	14,268	9,347	10,425	8,674	6,946

Earnings before cumulative effect of change in accounting principle	26,791	17,552	19,360	16,109	12,900
Cumulative effect of change in accounting principle, net of tax (3)(5)	(6,123)	—	—	(1,348)	—

Net earnings	$20,668	$17,552	$19,360	$14,761	$12,900

Basic earnings per common share before cumulative effect of change in accounting principle	$1.44	$0.99	$1.24	$1.04	$0.84
Cumulative effect of change in accounting principle, net of tax (3)(5)	(0.33)	—	—	(0.09)	—

Basic earnings per common share	$1.11	$0.99	$1.24	$0.95	$0.84

Diluted earnings per common share before cumulative effect of change in accounting principle	$1.35	$0.93	$1.17	$0.97	$0.79
Cumulative effect of change in accounting principle, net of tax (3)(5)	(0.31)	—	—	(0.08)	—

Diluted earnings per common share	$1.04	$0.93	$1.17	$0.89	$0.79

Balance Sheet Data (at end of period):
Working capital (deficit)	$(21,417)	$(15,222)	$(20,185)	$(19,411)	$(11,571)
Total assets	428,791	383,430	311,018	240,180	193,782
Current portion of long-term debt and capitalized lease obligations	8,015	7,924	7,574	7,013	5,429
Long-term debt and capitalized lease obligations, including current portion	132,102	121,929	122,244	80,471	57,338
Total shareholders’ equity	229,964	204,202	143,490	122,689	108,774

(1)	In May 2000, we acquired two Stoney River restaurants and all associated trademarks and intellectual property for approximately $15.8 million in a cash transaction accounted for as a purchase. Accordingly, the results of operations of the two Stoney River restaurants have been included in our consolidated results of operations since the date of acquisition. Fiscal 2000 consisted of 53 weeks.

(2)	In 2002, we began classifying restaurant supplies as part of restaurant operating costs. In prior years, these costs were shown in the cost of food, beverage and supplies. The prior year amounts have been adjusted to conform to the current year presentation.

(3)	During the first quarter of 1999, we adopted Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities,” which requires that restaurant preopening costs be expensed rather than capitalized. Previously, we capitalized restaurant preopening costs and amortized these amounts over one year from the opening of each restaurant. The depreciation and amortization expense recorded in 1998 included preopening cost amortization of $2.9 million. For subsequent years, the depreciation and amortization line item does not include amortization of preopening costs. We incurred a pre-tax charge of $2.1 million, or $1.3 million net of tax, in the first quarter of 1999 as a result of this change in accounting principle.

(4)	During the third quarter of 2001, we decided to close certain restaurant locations. As a result, we recorded a non-cash charge of $5.0 million pursuant to the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” to reflect the differences between the fair value and net book value of the assets and a charge of $800,000 for exit costs associated with the closure of such locations.

(5)	We incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative affect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. The charge was related to the goodwill associated with the Stoney River acquisition in May 2000. See note 1 to the accompanying consolidated financial statements for net earnings and earnings per share for fiscal 2000 and 2001 as if SFAS No. 142 had been adopted at the beginning of fiscal 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     As of December 29, 2002, we operated 182 O’Charley’s restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia and operated six Stoney River restaurants in Georgia, Illinois, Kentucky and Tennessee. In addition, on January 27, 2003, we acquired Ninety Nine Restaurant and Pub. As of January 27, 2003, there were 78 Ninety Nine Restaurant and Pub restaurants in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The financial results for the Ninety Nine concept will be included in our results of operations and financial condition beginning January 27, 2003.

     O’Charley’s are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Our growth strategy for the O’Charley’s concept is to continue penetrating existing and new major metropolitan areas while opening new units in smaller secondary markets in close proximity to our metropolitan markets.

     Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment. Our growth strategy for Stoney River is to concentrate on major metropolitan markets in the Southeast and Midwest with disciplined, controlled development and the potential to accelerate development over the next several years. Total revenues for Stoney River were $15.8 million, $10.8 million and $5.4 million for 2002, 2001 and 2000, respectively. The loss before income taxes and the cumulative effect of a change in accounting principle for Stoney River was $1.0 million, $2.3 million and $1.3 million for 2002, 2001 and 2000, respectively. In 2002, the Company adopted SFAS No. 142 and wrote off $9.9 million of goodwill related to the Stoney River acquisition completed in May of 2000.

     Ninety Nine are casual dining restaurants that have earned a reputation for providing high quality food at moderate prices in a comfortable, relaxed atmosphere. The menu features a wide selection of appetizers, salads, sandwiches, burgers, entrees and desserts, all served in generous portions. We plan to operate Ninety Nine as a stand-alone concept, while providing strategic oversight and support. Our growth strategy for Ninety Nine, which is similar to the O’Charley’s growth strategy, includes continuing to penetrate existing markets while adding new restaurants in the same general geographic areas where Ninety Nine currently operates.

     We operate two commissaries for the primary purpose of providing our restaurants with consistent quality food products that meet our specifications while obtaining lower prices for those items through volume purchasing. A substantial majority of the food products served in our O’Charley’s and Stoney River restaurants are distributed to the restaurants by our Nashville commissary. The commissary for Ninety Nine Restaurant and Pub distributes primarily the “center of the plate” items including red meat, poultry and seafood. In addition to purchasing food and other non-food products, the Nashville commissary manufactures certain proprietary products and both of our commissaries cut red meat into steaks in USDA-approved and inspected facilities. We believe our commissaries give us a competitive advantage in servicing our restaurants and a financial advantage. We attribute the decreases in food cost as a percentage of our restaurant sales over the past four years, in part, to the operating leverage generated from the increased purchasing volumes and efficiencies achieved at our Nashville commissary.

     The following tables reflect changes in the number of restaurants we operated during the years presented:

O'Charley's Restaurants	2002	2001	2000

In operation, beginning of year	161	138	117
Restaurants opened	24	24	21
Restaurants closed	(3)	(1)	—

In operation, end of year	182	161	138

Stoney River Restaurants	2002	2001	2000

In operation, beginning of year	3	2	—
Restaurants acquired	—	—	2
Restaurants opened	3	1	—

In operation, end of year	6	3	2

     Net earnings in 2002 and 2001 each were impacted by certain charges. In 2002, we recorded a non-cash pre-tax charge of $9.9 million ($6.1 million net of tax or $0.31 per diluted share) as a cumulative effect of a change in accounting principle as a result of our evaluation of the goodwill carrying value of the Stoney River reporting unit. We were required to perform this evaluation upon our adoption of SFAS No. 142, which dictates how companies must account for goodwill, and which we adopted on December 31, 2001. We determined the goodwill was impaired based upon our valuation of the fair value of the Stoney River reporting unit and the fair value of its net assets, exclusive of goodwill. The write-off represented the total goodwill associated with the Stoney River acquisition. Additionally, in accordance with SFAS No. 142, beginning in 2002, we no longer amortize goodwill.

     In 2001, we incurred charges of approximately $5.8 million, or approximately $0.20 per diluted share, related to the closing of five stores. These closings were the result of a comprehensive review of the past and expected performance of all locations, taking into consideration the difficult economic environment. We closed one of the five restaurants in fiscal 2001. We closed three additional stores in fiscal 2002. We closed the fifth store during the first quarter of 2003.

     We are pursuing franchising our O’Charley’s restaurant concept and expect to have our first franchise agreement in place in 2003. We will continue to incur certain legal and administrative expenses during the development stage of this program, which will not necessarily be offset by franchising revenue. The establishment of franchising operations could have an adverse effect on our operating results until such time, if ever, as those operations begin to generate revenues in excess of their related expenses. We anticipate approximately $750,000 in expenses for this program in fiscal 2003.

     Revenues consist of restaurant sales and, to a lesser extent, commissary sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs.

     Cost of food and beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. We believe our menus offer a broad selection of menu items and as a result there is not a high concentration of our food costs in any one product category. The overall food cost environment has been positive during 2002, which has had a positive effect on our earnings. We believe food costs have benefited from the slowing economy and other factors. Although we currently believe there will be nominal food cost inflation in 2003, there can be no assurance that favorable food costs trends will continue. Various factors beyond our control, including adverse weather, cause periodic fluctuations in food and other costs. Generally, temporary increases in these costs are not passed on to customers; however, we have in the past generally adjusted menu prices to compensate for increased costs of a more permanent nature.

     Payroll and benefits include payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries and bonuses, hourly wages for restaurant level employees, payroll taxes, workers’ compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have an incentive bonus plan that compensates restaurant management for achieving and exceeding certain restaurant level financial targets and performance goals. In 2003, we have made improvements to the insurance benefits offered to our hourly employees. The cost associated with these improvements is projected to be approximately $3.2 million in fiscal 2003. This amount may vary from our estimate based upon a number of factors, including the number of employees that enroll in the new plan. We believe these improvements will result in an increase to our payroll and related costs and expenses as a percentage of restaurant sales in 2003.

     Restaurant operating costs include occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization. Supplies, rent, supervisory salaries, bonuses and related expenses, management training salaries, general liability and property insurance, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category.

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

     Depreciation and amortization primarily includes depreciation on property and equipment calculated on a straight-line basis over an estimated useful life. For periods prior to December 31, 2001, depreciation and amortization also includes amortization of goodwill, which related primarily to the acquisition of the Stoney River concept. In accordance with SFAS No. 142, beginning December 31, 2001, we no longer amortize goodwill.

     Preopening costs include operating costs and expenses incurred prior to a new restaurant opening. Our current practice of expensing preopening costs may cause fluctuations in our results of operations from quarter to quarter and year to year depending on when those costs are incurred. The amount of preopening costs incurred in any one year includes costs incurred during the year for restaurants opened and under development. We incurred average preopening costs of approximately $190,000 for each new restaurant opened during 2002.

     The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects our operating results for 2002, 2001, and 2000 as a percentage of total revenues unless otherwise indicated. Fiscal years 2002 and 2001 were comprised of 52 weeks while fiscal year 2000 was comprised of 53 weeks. As a result, some of the variations reflected in the following data may be attributed to the different lengths of the fiscal years. The information contained in the table below reflect O’Charley’s Inc. and subsidiaries as of December 29, 2002 and does not include Ninety Nine Restaurant and Pub.

	2002	2001	2000

Revenues:
Restaurant sales	99.0%	99.1%	99.1%
Commissary sales	1.0	0.9	0.9

	100.0%	100.0%	100.0%

Costs and expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	28.3%	29.3%	29.3%
Payroll and benefits	31.2	31.3	30.8
Restaurant operating costs	17.4	17.4	17.3
Cost of commissary sales (2)	0.9	0.9	0.9
Advertising, general and administrative expenses	7.5	6.7	6.5
Depreciation and amortization(3)	5.1	5.0	4.8
Asset impairment and exit costs	—	1.3	—
Preopening costs	1.0	1.3	1.2

Income from operations	9.3	7.6	9.9
Interest expense, net	1.1	1.5	2.0

Earnings before income taxes and cumulative effect of change in accounting principle	8.2	6.1	7.9
Income taxes	2.9	2.1	2.8

Earnings before cumulative effect of change in accounting principle	5.3	4.0	5.1
Cumulative effect of change in accounting principle, net of tax	(1.2)	—	—

Net earnings	4.1%	4.0%	5.1%

(1)	As a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 93.5%, 93.9% and 93.8% for fiscal years 2002, 2001 and 2000, respectively.

(3)	See note 1 to the accompanying consolidated financial statements for net earnings and earnings per share for fiscal 2000 and 2001 as if SFAS No. 142 had been adopted at the beginning of fiscal 2000.

Fiscal Year 2002 Compared with Fiscal Year 2001

     Total revenues in 2002 increased $55.0 million, or 12.4%, to $499.9 million from $444.9 million in 2001 primarily as a result of an increase in restaurant sales of $54.2 million, or 12.3%. The increase in restaurant sales was attributable to the net addition of 21 O’Charley’s restaurants, three new Stoney River restaurants opened in 2002 and a 0.6% same store sales increase for the Stoney River concept, partially offset by a 0.1% same store sales decline at our O’Charley’s restaurants. Our overall check average for the O’Charley’s concept was $11.59 in 2002 compared to $11.28 in 2001. Our guest traffic at our O’Charley’s restaurants decreased approximately 2.6% during fiscal 2002. During the second quarter of 2001, we implemented a value menu promotion in response to the slowing economy, which lowered the price of certain entrees. We believe this promotion generated positive guest traffic and lowered our average check in 2001. We believe our guest traffic was lower in 2002, in part, as a result of not having a similar value promotion in 2002. During the third quarter of 2002, we increased menu prices by approximately 3.1% in approximately two-thirds of our O’Charley’s restaurants. During the fourth quarter of 2002, we introduced a new menu in all of our O’Charley’s restaurants that included a menu price increase of approximately 3.1% for the remaining one-third of our stores that had not taken the menu price increase during the third quarter of 2002. We believe the increase in our check average is the result of the combination of the menu price increase taken in 2002 and the absence of a value promotion in 2002 similar to the one in 2001. Additionally, we believe consumer-spending patterns have vacillated due to the uncertain U.S. economy and geopolitical environment, causing a negative effect on our guest traffic. The increase in same store sales at our Stoney River restaurants resulted from an increase in check average, partially offset by a decrease in guest traffic. We expect that the uncertain U.S. economy, the possible outbreak of war or other hostilities and adverse winter weather in many of our markets may adversely effect restaurant sales in 2003.

     Cost of food and beverage in 2002 increased $11.0 million, or 8.5%, to $140.0 million from $129.1 million in 2001. As a percentage of restaurant sales, cost of food and beverage decreased to 28.3% in 2002 from 29.3% in 2001. We attribute the lower food cost percentage in 2002 primarily to an overall reduction in the cost of certain food items and continued improvements in operating efficiencies at our stores and commissary. We experienced lower costs in red meat, pork, poultry and dairy costs, partially offset by increases in certain produce costs. We anticipate a nominal increase in commodity prices in 2003. There can be no assurance that events outside of our control will not result in increases in food costs as a percentage of restaurant sales.

     Payroll and benefits increased $16.3 million, or 11.8%, to $154.3 million in 2002 from $138.0 million in 2001. Payroll and benefits, as a percentage of restaurant sales, declined to 31.2% in 2002 from 31.3% in 2001. The slight decline was attributable to lower restaurant level bonuses and workers compensation expenses, offset by a modest increase in hourly wage rates and increased salaries for restaurant management in 2002. We have implemented improvements to the insurance benefits offered to our hourly employees for 2003, and believe the cost associated with these improvements will be approximately $3.2 million in 2003. This amount may vary based upon a number of factors, including the number of employees that enroll in the new plan. We believe these improvements will result in an increase to our payroll and related costs and expenses as a percentage of restaurant sales in 2003.

     Restaurant operating costs in 2002 increased $9.5 million, or 12.4%, to $86.3 million from $76.8 million in 2001. Restaurant operating costs, as a percentage of restaurant sales, remained relatively flat at 17.4% in 2002 compared to 2001. In 2002, we experienced higher overall store occupancy and operating costs due primarily to increases in repair and maintenance cost, general liability insurance and credit card fees partially offset by lower utility costs compared to 2001. We also experienced a decrease in supervisory expenses in 2002 as a percentage of total restaurant sales due primarily to lower management training salaries. We anticipate higher natural gas costs in 2003 due to increased usage as a result of lower average temperatures to date in 2003 compared to 2002.

     Advertising, general and administrative expenses increased $7.7 million, or 25.7%, to $37.7 million in 2002 from $30.0 million in 2001. As a percentage of total revenues, advertising, general and administrative expenses increased to 7.5% in 2002 from 6.7% in 2001. Advertising expenditures increased 28.1% to $17.0 million in 2002 from $13.3 million in 2001 and, as a percentage of total revenues, increased to 3.4% in 2002 from 3.0% in 2001. The increase in advertising expenditures was in response to the continued weakness of the U.S. economy. An increase in television costs represented the primary share of the overall increase in advertising expenditures. Stoney River restaurants rely primarily on word-of-mouth to attract new customers rather than media advertising. General and administrative expenses increased

23.9% to $20.7 million in 2002 from $16.7 million in 2001, and as a percentage of total revenues increased to 4.1% in 2002 from 3.8% in 2001. The increase in general and administrative expenses was primarily due to increased bonus expenses and integration costs associated with the acquisition of Ninety Nine partially offset by lower legal costs.

     Depreciation and amortization in 2002 increased $3.4 million, or 15.3%, to $25.5 million in 2002 from $22.1 million in 2001. As a percentage of total revenues, depreciation and amortization increased to 5.1% in 2002 from 5.0% in 2001. The increase in depreciation expense was primarily attributable to new restaurants opened in 2002 and capital expenditures for improvements to existing restaurants, which offset the lack of goodwill amortization in 2002 (see note 1 to the accompanying consolidated financial statements).

     Pre-opening costs in 2002 declined $600,000, or 10.3%, to $5.1 million from $5.7 million in 2001. As a percentage of total revenues, pre-opening costs declined to 1.0% in 2002 from 1.3% in 2001. The decrease in pre-opening costs was primarily attributable to lower average cost per store opening this year versus last year.

     Income from operations increased $12.8 million, or 38.0%, to $46.5 million in 2002 from $33.7 million in 2001. Excluding the effect of the asset impairment and exit costs recorded in 2001, income from operations increased $7.0 million, or 17.7% in 2002.

     Interest expense, net decreased $1.1 million in 2002 to $5.6 million from $6.6 million in 2001. This decrease is the result of overall lower interest rates in 2002. The weighted average interest rate on our revolving credit facility decreased to 3.7% in 2002 as compared with 5.2% in 2001 due to lower short-term LIBOR rates in 2002. We anticipate higher interest expense in 2003 due to the increased borrowings incurred to finance the acquisition of Ninety Nine Restaurant and Pub coupled with higher average interest rates under our new credit facility.

     Earnings before income taxes and cumulative effect of change in accounting principle for 2002 increased $14.2 million, or 52.6%, to $41.1 million from $26.9 million in 2001. Excluding the effect of the asset impairment and exit costs recorded in 2001, earnings before income taxes increased $8.4 million, or 25.6%, in 2002.

     Income taxes for 2002 increased $4.9 million, or 52.6%, to $14.3 million from $9.4 million in 2001. This increase was primarily the result of the increase in earnings before income taxes. Our effective tax rate remained relatively flat at 34.8% of pre-tax earnings.

     In 2002, we recorded a non-cash pre-tax charge of $9.9 million ($6.1 million net of tax or $0.31 per diluted share) as a cumulative effect of a change in accounting principle as a result of our evaluation of the goodwill carrying value of the Stoney River reporting unit.

     The number of diluted weighted shares outstanding was 19.8 million shares in 2002, compared with 18.9 million shares in 2001. This increase is attributable primarily to the effect of the sale of common shares in April 2001 and a higher number of dilutive stock options in 2002.

Fiscal Year 2001 Compared with Fiscal Year 2000

     Total revenues in 2001 increased $67.7 million, or 17.9%, to $444.9 million from $377.3 million in 2000 primarily as a result of an 18.0% increase in restaurant sales to $67.2 million. The increase in restaurant sales was attributable to the addition of 24 new O’Charley’s restaurants, the inclusion of the two original Stoney River restaurants for the entire year following their acquisition in May 2000, one new Stoney River restaurant opened in 2001, and an increase in same store sales at our O’Charley’s restaurants of 2.1%. Our overall check average for the O’Charley’s concept was $11.28 in 2001 and $11.13 in 2000. The increases in revenue were partially offset by us having 52 weeks of operations in 2001 as compared to 53 weeks in 2000. In January 2001, we increased menu prices at our O’Charley’s restaurants by approximately 2.0%. We believe we realized the majority of that price increase during the first quarter of 2001, but by the end of the first quarter, we began to see slowing consumer spending which resulted in a lower than expected check average. In response to the slowing consumer spending patterns, we increased our marketing efforts and began to promote lower priced entrees and lowered certain daily entree specials. As a result of this effort, we believe we maintained our increases in customer traffic but lowered our overall check average. Near the end of the third quarter of 2001, we began to see increases in consumer spending which raised our check average but we continued to promote lower priced entrees through the end of 2001.

     Cost of food and beverage in 2001 increased $19.6 million, or 17.9%, to $129.1 million from $109.5 million in 2000. As a percentage of restaurant sales, cost of food and beverage remained flat at 29.3% in 2001 and 2000. Although we experienced an increase in the cost of food and beverage in 2001 due to significantly higher cost for certain commodity food items, including red meat, dairy and baby back ribs, we continued to experience improved purchasing and operating efficiencies in our restaurants and commissary offsetting the higher commodity prices. Additionally, food cost were impacted by our Stoney River restaurants in 2001 where the food costs are higher than O’Charley’s due primarily to a higher percentage of red meat sales. Food costs were also impacted by the promotion of lower priced entrees in 2001.

     Payroll and benefits increased $23.0 million, or 20.0%, to $138.0 million in 2001 from $115.0 million in 2000. Payroll and benefits, as a percentage of restaurant sales, increased to 31.3% in 2001 from 30.8% in 2000. The increase was attributable to increasing salaries for restaurant management along with higher employee benefit costs, including workers’ compensation and health insurance costs in 2001.

     Restaurant operating costs in 2001 increased $12.0 million, or 18.5%, to $76.8 million from $64.8 million in 2000. Restaurant operating costs, as a percentage of restaurant sales, increased to 17.4% in 2001 from 17.3% in 2000. In 2001, we experienced higher utility costs, primarily natural gas, and higher insurance expenses, primarily general and liquor liability insurance. These increases were partially offset by a decrease in supervisory expenses in 2001 as a percentage of total revenue. Overall utilities in 2001 increased 28% as compared to 2000. Natural gas prices were significantly higher during the first three quarters of 2001, but decreased during the fourth quarter to similar levels in the same quarter of 2000.

     Advertising, general and administrative expenses increased $5.5 million, or 22.5%, to $30.0 million in 2001 from $24.5 million in 2000. As a percentage of total revenues, advertising, general and administrative expenses increased to 6.7% in 2001 from 6.5% in 2000. Advertising expenditures increased 39.6% to $13.3 million in 2001 from $9.5 million in 2000 and, as a percentage of restaurant sales, increased to 3.0% in 2001 from 2.5% in 2000. O’Charley’s advertising, as a percentage of O’Charley’s restaurant sales, was 3.1% in 2001 compared to 2.6% in 2000. We increased our advertising expenditures beginning in the second quarter of 2001 through the end of the year in response to the slowing consumer spending trends we began to experience near the end of the first quarter. An increase in television costs represented the primary share of the overall increase in advertising expenditures. General and administrative expenses increased 11.6% to $16.7 million in 2001 from $15.0 million in 2000, but as a percentage of total revenues, decreased to 3.8% in 2001 from 4.0% in 2000. The decrease in general and administrative expenses primarily resulted from a decrease in bonus and legal expenses.

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

     Pre-opening costs in 2001 increased $1.0 million, or 20.2%, to $5.7 million from $4.7 million in 2000. As a percentage of total revenues, pre-opening costs increased to 1.3% in 2001 from 1.2% in 2000. This increase is attributable primarily to the cost incurred for the new O’Charley’s restaurants in addition to higher pre-opening costs incurred for the new Stoney River restaurant.

     Income from operations decreased $3.5 million, or 9.4%, to $33.7 million in 2001 from $37.2 million in 2000. Excluding the asset impairment and exit costs, income from operations increased $2.3 million, or 6.2%, to $39.5 million, in 2001. This increase was less than our original expectations due primarily to slowing consumer spending, higher than expected costs of certain food commodities, higher utilities, higher insurance costs and increased advertising expenditures.

     Interest expense, net decreased $800,000 in 2001 to $6.6 million from $7.4 million in 2000. This decrease is primarily the result of overall lower interest rates in 2001. The weighted average interest rate on our revolving credit facility decreased to 5.2% in 2001 as compared with 7.4% in 2000 due to lower short-term LIBOR rates in 2001. Additionally, overall interest expense was reduced due to decreased borrowings on our revolver as we used the $41.7 million proceeds from the sale of our common stock in April 2001 to reduce our debt.

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

Quarterly Financial and Restaurant Operating Data

     The following is a summary of certain unaudited quarterly results of operations data for each of the last three fiscal years. For accounting purposes, the first quarter consists of 16 weeks and the second, third and fourth quarters each consist of 12 weeks (13 weeks in the fourth quarter of 2000 because it was a 53-week year). As a result, some of the variations reflected in the following table are attributable to the different lengths of the fiscal quarters.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(dollars in thousands, except per share data)
2002 (1)
Revenues	$149,632	$115,141	$116,622	$118,517
Income from operations	$13,946	$10,446	$10,277	$11,828
Net earnings	$1,935	$5,975	$5,902	$6,856
Basic earnings per common share	$0.10	$0.32	$0.31	$0.36
Diluted earnings per common share	$0.10	$0.30	$0.30	$0.35
Restaurants in operation, end of quarter	171	177	183	188

2001 (2)
Revenues	$130,084	$103,335	$105,757	$105,755
Income from operations	$12,771	$8,800	$2,146	$9,982
Net earnings	$6,738	$4,860	$495	$5,458
Basic earnings per common share	$0.42	$0.26	$0.03	$0.29
Diluted earnings per common share	$0.39	$0.25	$0.03	$0.28
Restaurants in operation, end of quarter	149	157	162	164

2000
Revenues	$106,298	$85,411	$89,145	$96,408
Income from operations	$10,549	$8,225	$8,419	$10,014
Net earnings	$5,689	$4,265	$4,257	$5,149
Basic earnings per common share	$0.37	$0.27	$0.27	$0.33
Diluted earnings per common share	$0.35	$0.26	$0.26	$0.31
Restaurants in operation, end of quarter	125	133	137	140

(1)	The Company incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” The charge was related to the write off of goodwill associated with the Stoney River acquisition in May 2000.

(2)	During the third quarter of 2001, management decided to close five restaurants. As a result, we recorded a non-cash charge of $5.0 million pursuant to the provisions of Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” to reflect the differences between the fair value and net book value of the assets, and a charge of $800,000 for exit costs associated with the closure of such locations.

Liquidity and Capital Resources

     Our primary sources of cash have historically been cash provided by operations, borrowings under our revolving credit facility, capitalized lease obligations and sales of our common stock. Our cash needs arise primarily from the purchase and development of new restaurants, equipment replacement, improvements to existing restaurants and the repayment of debt.

     Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, and does not indicate a lack of liquidity. We expect to meet our obligations as they come due through available cash, internally generated funds and borrowings under our revolving credit facility. At December 29, 2002, our working capital deficiency was $21.4 million. The total net increase in cash was $1.9 million in 2002.

     Net cash provided by operations was $64.9 million in 2002, $46.7 million in 2001, and $40.0 million in 2000. Other sources of cash in 2002 came from net borrowings of $9.0 million under our revolving credit facility, $4.4 million of proceeds from the exercise of stock options and approximately $2.0 million from the sale of assets. Additionally, we financed $8.8 million in new restaurant equipment through capitalized lease obligations. In 2001, we received $41.7 million in net proceeds from the sale of approximately 2.3 million shares of our common stock.

     In 2002, we invested $78.5 million in property and equipment expenditures, including $8.8 million of equipment acquired under capital leases. These expenditures were made primarily for 24 new O’Charley’s restaurants opened during the year, three new Stoney River restaurants opened during the year, restaurants under construction at December 29, 2002, and improvements to existing restaurants and commissary facilities. Other primary uses of cash were $7.6 million in principal payments on capitalized lease obligations and other long-term debt.

     The amount outstanding under the revolving credit facility was $98.0 million on December 29, 2002, an increase of approximately $9.0 million from December 30, 2001. The credit facility required monthly interest payments at a floating rate based on the bank’s prime rate plus or minus a certain percentage spread or the LIBOR rate plus a certain percentage spread. The interest rate spread (85 basis points at December 29, 2002) was based on certain financial ratios and was recomputed quarterly. The weighted average interest rate on the outstanding borrowings under the facility during 2002 was 3.7%, as compared with 5.2% during 2001. On December 29, 2002, the average interest rate on the outstanding balance of the facility was 3.1%, as compared with 4.5% at the end of 2001.

     From time to time, we may enter into interest rate swap agreements with certain financial institutions for the purpose of fixing the amount of interest we pay over a certain period of time at varying notional amounts. At December 29, 2002, there were $20.0 million in aggregate amounts of interest rate swap agreements outstanding that carried a weighted average interest rate of 5.6%. The effective amount of interest we pay on the notional amounts of these swap agreements is calculated using the interest rate of the swap plus the percentage spread on our revolving credit facility. The swap agreements outstanding at December 29, 2002 expire as follows: $10.0 million in January 2004, and $10.0 million in January 2006.

     On January 27, 2003, we consummated the acquisition of Ninety Nine Restaurant and Pub for $116.0 million in cash and approximately 2.35 million shares of our common stock, plus the assumption of certain liabilities of Ninety Nine. Of the stock portion of the purchase price, we delivered approximately 941,000 shares at closing, and will deliver approximately 408,000 shares on each of the first, second and third anniversaries of the closing and 94,000 shares on each of the fourth and fifth anniversaries of the closing.

     In conjunction with the acquisition of Ninety Nine, we entered into a new $300 million senior secured credit facility to fund the purchase price for Ninety Nine, repay our previous revolving credit facility and provide capital for future growth. The new credit facility is comprised of a revolving credit facility with a maximum principal amount of $200 million and a term loan in the original principal amount of $100 million. The revolving credit facility matures on January 27, 2007 and the term loan matures on January 27, 2009. The term loan provides for scheduled quarterly principal amortization of $2.5 million commencing June 30, 2003 and ending March 31, 2008 and quarterly principal amortization of $16.5 million commencing June 30, 2008, with a final payment of $17.0 million due at maturity.

     Amounts outstanding under the new revolving credit facility bear interest, at the Company’s option, at either LIBOR plus a specified margin ranging from 2.25% to 3.0% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin ranging from 1.0% to 1.75% based on certain financial ratios. Amounts outstanding under the term loan bear interest, at the Company’s option, at either LIBOR plus 4.0% or the base rate plus 2.75%. At February 26, 2003, the effective interest rate was 4.0% on the revolving credit facility and 5.3% on the term loan. Our new credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants relating to maximum adjusted debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) ratio, maximum leverage, minimum fixed charge coverage ratio, minimum asset coverage ratio and minimum capital expenditures ratio.

     During 2001 and 2002, Ninety Nine Restaurant and Pub entered into a sale-leaseback facility under which it sold 30 properties and leased the properties back from the buyer. The total proceeds from the transaction were $50.8 million. The future obligations under this facility are reflected under operating leases in the “Contractual Obligations and Commercial Commitments” table below.

     We have budgeted approximately $100 million to $105 million in 2003 for capital expenditures for the planned 27 to 29 new O’Charley’s restaurants, approximately ten new Ninety Nine restaurants, improvements to existing restaurants, approximately two new Stoney River restaurants, expansion of our commissary facilities, and information systems improvements. There can be no assurance that actual capital expenditures in 2003 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites. We intend to continue financing the furniture, fixtures and equipment for our new restaurants primarily with capitalized lease obligations.

     On May 26, 2000, we purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $15.8 million in cash. The transaction includes an earn-out provision for the benefit of the former owners of up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The potential earn-out is based on the Stoney River Legendary Steaks concept achieving certain performance thresholds (income before taxes and pre-opening costs) for such year. The performance thresholds were not satisfied as of the end of 2002 and, accordingly, no earnout was paid in 2002. In the event that these performance thresholds are met in future years, we would recognize an expense related to the earn-out provision as all of the goodwill related to the acquisition has been written off.

     Based upon our current level of operations and anticipated growth, we believe that available cash flow from operations, combined with the available borrowings under our new credit facility and capitalized lease arrangements, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled payments under our new term loan facility through at least December 2003. We have historically produced sufficient cash flow from operations to supplement our capital needs each year. Our ability to meet our capital needs are highly dependent on us continuing to generate sufficient cash from operations and there can be no assurance that we will continue to do so. We continually review our capital structure to determine the optimum structure to fund our operations and anticipated growth. This may result in our repaying from time to time amounts outstanding under our Credit Facility through public or private issuances of debt or equity securities or through a sale-leaseback of certain O’Charley’s properties. In addition, our growth strategy includes possible acquisitions or strategic joint ventures. Any acquisitions, joint ventures or other growth opportunities may require additional external financing. There can be no assurances that such sources of financing will be available to us or that any such financing would not negatively impact our earnings.

Contractual Obligations and Commercial Commitments

     The following tables set forth our contractual obligations and commercial commitments at December 29, 2002.

	Payments Due by Period

Contractual
Obligation	Total	1 Yr	2-3 Yrs	4-5 Yrs	Thereafter

	(in thousands)
Long-term debt	$98,181	$17	$39	$98,048	$77
Capitalized lease obligations (1)	38,790	9,389	17,889	9,120	2,392
Operating leases	85,148	7,689	14,555	14,023	48,881
Interest rate swaps	2,352	1,124	1,180	48	—
Unconditional purchase obligations (2)	42,343	28,968	7,501	5,874	—

Total contractual cash obligations	$266,814	$47,187	$41,164	$127,113	$51,350

		Amount of Commitment Expiration per Period

Other Commercial
Commitments	Total Committed	1 Yr	2-3 Yrs	4-5 Yrs	Thereafter

	(in thousands)
Line of credit (3)	$135,000	—	—	$135,000	—

(1)	Capitalized lease obligations include the interest expense component.

(2)	These purchase obligations are primarily fixed volume, fixed price food and beverage contracts. In situations where the price is based on market prices, we use the existing market prices at December 29, 2002 to determine the amount of the obligation. Of the total unconditional purchase obligations shown, $9.4 million are based on variable pricing.

(3)	This pertains to our revolving line of credit of which $98.0 million is included in long-term debt shown above.

     On January 27, 2003, we acquired Ninety Nine Restaurant and Pub. The table below sets forth our contractual obligations and commercial commitments at December 29, 2002 after giving effect to the acquisition:

	Payments Due by Period

Contractual
Obligation	Total	1 Yr	2-3 Yrs	4-5 Yrs	Thereafter

	(in thousands)
Long-term debt	$214,676	$7,517	$20,039	$134,543	$52,577
Capitalized lease obligations (1)	38,790	9,389	17,889	9,120	2,392
Operating leases (2)	146,241	11,088	21,589	21,259	92,305
Acquisition-related contractual obligations (3)	4,000	1,000	2,000	1,000	—
Interest rate swaps	2,352	1,124	1,180	48	—
Unconditional purchase obligations	52,288	33,627	11,822	6,839	—

Total contractual cash obligations	$458,347	$63,745	$74,519	$172,809	$147,274

		Amount of Commitment Expiration per Period

Other Commercial
Commitments	Total Committed	1 Yr	2-3 Yrs	4-5 Yrs	Thereafter

	(in thousands)
Line of credit(4)	$200,000	—	—	$200,000	—
Term loan(5)	100,000	7,500	20,000	20,000	52,500

Total commercial commitments	$300,000	$7,500	$20,000	$220,000	$52,500

(1)	Capitalized lease obligations include the interest expense component.

(2)	Reflects total operating lease obligations including the sale-leaseback facility for Ninety Nine Restaurant and Pub.

(3)	We have agreed to pay $1.0 million per year, plus accrued interest, on each of January 1, 2004, 2005, 2006 and 2007, to certain key employees of Ninety Nine who we continue to employ at the time of such payments.

(4)	This pertains to our new Credit Facility of which $114.7 million is included in long-term debt above.

(5)	This pertains to our new Credit Facility of which $100.0 million is included in long-term debt above.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Property and equipment

•	Excess of cost over fair value of net assets acquired (goodwill)

•	Impairment of long-lived assets

Property and Equipment

     As discussed in Note 1 to the Consolidated Financial Statements, our property and equipment are stated at cost and depreciated on a straight-line method over the following estimated useful lives: building and improvements – 30 years; furniture, fixtures and equipment – 3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term. Equipment under capital leases is amortized to its expected value at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.

     Inherent in the policies regarding property and equipment are certain significant management judgments and estimates, including useful life, residual value to which the asset is depreciated, the expected value at the end of the lease term for equipment under capital leases, and the determination as to what constitutes enhancing the value of or increasing the life of assets. These significant estimates and judgments, coupled with the fact that the ultimate useful life and economic value at the end of a lease are typically not known until the passage of time, through proper maintenance of the asset, or through continued development and maintenance of a given market in which a store operates can, under certain circumstances, produce distorted or inaccurate depreciation and amortization or, in some cases result in a write down of the value of the assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. See Critical Accounting Policy “Impairment of Long-Lived Assets” below.

     We believe that our accounting policy for property and equipment provides a reasonably accurate means by which the costs associated with an asset are recognized in expense as the cash flows associated with the asset’s use are realized.

Excess of Cost Over Fair Value of Net Assets Acquired (Goodwill)

     As discussed in Note 1 to the Consolidated Financial Statements, as of December 29, 2002, we no longer amortize goodwill. Beginning in fiscal 2002, we adopted SFAS No. 142 “Goodwill and Other Intangibles”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     We incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of SSFAS No. 142. The charge was related to the goodwill associated with the Stoney River acquisition.

     On January 27, 2003, we acquired Ninety Nine Restaurant and Pub for $116 million in cash and approximately 2.35 million shares of our common stock. We are required to complete a valuation of the assets and liabilities of Ninety Nine and to allocate the purchase price to the acquired tangible and intangible assets and liabilities with the remaining amount being allocated to goodwill. We anticipate that a substantial majority of the purchase price will be allocated to goodwill and trademarks, which we will be required to test for impairment under SFAS No. 142 on an annual basis.

Impairment of Long-Lived Assets

     As discussed in Note 1 to the Consolidated Financial Statements, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

     The judgments made related to the ultimate expected useful life and our ability to realize undiscounted cash flows in excess of the carrying value of an asset are affected by such issues as ongoing maintenance of the asset, continued development and sustenance of a given market within which a store operates, including the presence of traffic generating businesses in the area, and our ability to operate the store efficiently and effectively can cause us to realize an impairment charge. We assess the projected cash flows and carrying values at the restaurant level, which is the level where identifiable cash flows are largely independent of the cash flows of other groups of assets, whenever events or changes in circumstances indicate that the long-lived assets associated with a restaurant may not be recoverable.

     We believe that our accounting policy for impairment of long-lived assets provides reasonable assurance that any assets that are impaired are written down to their fair value and a charge is taken in earnings on a timely basis.

Other Accounting Matters

     As discussed in Note 1 to our Consolidated Financial Statements, we account for our stock option plans in accordance with SFAS No. 123, “Accounting for Stock-based Compensation.” SFAS 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25 (“APB 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock on the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. We currently apply the provisions of APB 25 to account for our stock option plans. Stock options issued to-date pursuant to our stock options plans have had no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. We have provided in the notes to our Consolidated Financial Statements pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1997 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied. As of December 29, 2002, we had options to purchase approximately 3.5 million shares of common stock outstanding at an average exercise price of $12.43 per share. In January 2003, we issued options to purchase an aggregate of 1.1 million shares of our common stock, 533,000 of which were granted to the management of Ninety Nine Restaurant and Pub.

     In the event that accounting rules associated with stock options were to change to require all entities to use the fair value based method of accounting prescribed by SFAS No. 123, or were we to voluntarily elect to apply such methods, our consolidated statement of earnings would be impacted.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123,

“Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. It applies in the first fiscal year, or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We currently utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Our fixed-rate debt consists primarily of capitalized leases and our variable-rate debt consists of amounts outstanding under our revolving credit facility and term loan.

     As an additional method of managing our interest rate exposure on our credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. As of December 29, 2002, we had in effect $20.0 million in swaps at an average fixed rate of 5.6%, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
O’CHARLEY’S INC.

Page

Independent Auditors’ Report	39
Consolidated Balance Sheets at December 29, 2002 and December 30, 2001	40
Consolidated Statements of Earnings for the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000	41
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 29, 2002, December 30, 2001, and December 31, 2000	42
Consolidated Statements of Cash Flows for the Years Ended December 29, 2002, December 30, 2001, and December 31, 2000	43
Notes to the Consolidated Financial Statements	44

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
O’Charley’s Inc.
Nashville, Tennessee:

     We have audited the consolidated balance sheets of O’Charley’s Inc. and subsidiaries (the Company) as of December 29, 2002 and December 30, 2001, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O’Charley’s Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP

Nashville, Tennessee February 5, 2003

CONSOLIDATED BALANCE SHEETS

	December 29, 2002	December 30, 2001

	(dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,311	$6,369
Accounts receivable, less allowance for doubtful accounts of $188 in 2002 and $153 in 2001	4,800	4,348
Inventories	18,300	18,288
Deferred income taxes	4,255	3,914
Short-term notes receivable	2,950	2,025
Other current assets	2,288	1,611

Total current assets	40,904	36,555
Property and Equipment, net	381,553	330,553
Other Assets	6,334	16,322

	$428,791	$383,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,284	$11,334
Accrued payroll and related expenses	13,328	10,789
Accrued expenses	10,387	9,490
Deferred revenue	8,712	4,974
Federal, state and local taxes	8,595	7,266
Current portion of long-term debt and capitalized leases	8,015	7,924

Total current liabilities	62,321	51,777
Long-Term Debt, net of current portion	98,164	89,181
Capitalized Lease Obligations, net of current portion	25,923	24,824
Deferred Income Taxes	7,796	9,576
Other Liabilities	4,623	3,870
Shareholders’ Equity:
Common stock—No par value; authorized, 50,000,000 shares; issued and outstanding, 18,838,826 in 2002 and 18,392,554 in 2001	116,171	110,636
Accumulated other comprehensive loss, net of tax	(931)	(490)
Retained earnings	114,724	94,056

Total shareholders’ equity	229,964	204,202

	$428,791	$383,430

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

	(in thousands, except per share data)
Revenues:
Restaurant sales	$495,112	$440,875	$373,700
Commissary sales	4,800	4,056	3,562

	499,912	444,931	377,262
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	140,023	129,062	109,480
Payroll and benefits	154,311	138,009	115,029
Restaurant operating costs	86,315	76,788	64,818
Cost of commissary sales	4,488	3,808	3,341
Advertising, general and administrative expenses	37,677	29,979	24,480
Depreciation and amortization	25,527	22,135	18,202
Asset impairment and exit costs	—	5,798	—
Preopening costs	5,074	5,654	4,705

	453,415	411,233	340,055

Income from Operations	46,497	33,698	37,207
Other (Income) Expense:
Interest expense, net	5,556	6,610	7,398
Other, net	(118)	189	24

	5,438	6,799	7,422

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	41,059	26,899	29,785
Income Taxes	14,268	9,347	10,425

Earnings Before Cumulative Effect of Change in Accounting Principle	26,791	17,552	19,360
Cumulative Effect of Change in Accounting Principle, net of tax	(6,123)	—	—

Net Earnings	$20,668	$17,552	$19,360

Basic Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$1.44	$0.99	$1.24
Cumulative Effect of Change in Accounting Principle, net of tax	(0.33)	—	—

Basic Earnings Per Common Share	$1.11	$0.99	$1.24

Diluted Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$1.35	$0.93	$1.17
Cumulative Effect of Change in Accounting Principle, net of tax	(0.31)	—	—

Diluted Earnings Per Common Share	$1.04	$0.93	$1.17

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

			Accumulated
	Common Stock		Other
			Comprehensive	Retained
	Shares	Amount	Loss, net	Earnings	Total

	(in thousands)
Balance, December 26, 1999	15,502	$65,732	$(186)	$57,143	$122,689
Comprehensive income:
2000 net earnings	—	—	—	19,360	19,360
Change in unrealized loss on available for sale securities, net of tax	—	—	(34)	—	(34)

Total comprehensive income					19,326

Repurchase of common stock	(52)	(584)	—	—	(584)
Exercise of employee stock options including tax benefits	196	1,436	—	—	1,436
Shares issued under CHUX Ownership Plan	58	623	—	—	623

Balance, December 31, 2000	15,704	67,207	(220)	76,503	143,490
Comprehensive income:
2001 net earnings	—	—	—	17,552	17,552
Change in unrealized loss on available for sale securities, net of tax	—	—	220	—	220
Market value of derivatives, net of tax	—	—	(490)	—	(490)

Total comprehensive income					17,282

Repurchase of common stock	(286)	(5,153)	—	—	(5,153)
Sale of common stock	2,300	41,744	—	—	41,744
Exercise of employee stock options including tax benefits	593	5,619	—	—	5,619
Shares issued under CHUX Ownership Plan	82	1,219	—	—	1,219

Balance, December 30, 2001	18,393	110,636	(490)	94,056	204,202
Comprehensive income:			—	—	—
2002 net earnings				20,668	20,668
Market value of derivatives, net of tax	—	—	(441)	—	(441)

Total comprehensive income					20,227

Exercise of employee stock options net of shares tendered, including tax benefits	361	4,097	—	—	4,097
Shares issued under CHUX Ownership Plan	85	1,438	—	—	1,438

Balance, December 29, 2002	18,839	$116,171	$(931)	$114,724	$229,964

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

		(in thousands)
Cash Flows from Operating Activities:
Net earnings	$20,668	$17,552	$19,360
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	6,123	—	—
Depreciation and amortization – property and equipment and goodwill	25,527	22,135	18,202
Amortization of debt issuance costs	380	237	139
Deferred income taxes	1,845	(1,336)	2,052
(Gain) loss on the sale and involuntary conversion of assets	(63)	104	10
Asset impairment and exit costs	—	5,798	—
Changes in assets and liabilities, excluding the effects of the Stoney River acquisition:
Accounts receivable	(452)	(712)	(1,441)
Inventories	(12)	(5,683)	(3,684)
Other current assets and short term notes receivable	(677)	(2,243)	(614)
Accounts payable	1,950	(1,305)	3,321
Deferred revenue	3,738	1,638	762
Accrued payroll and other accrued expenses	4,766	8,707	1,535
Tax benefit derived from exercise of stock options	1,100	1,816	368

Net cash provided by operating activities	64,893	46,708	40,010
Cash Flows from Investing Activities:
Additions to property and equipment	(69,711)	(73,467)	(56,796)
Acquisition of company, net of cash acquired	—	—	(15,849)
Proceeds from the sale of assets	2,018	1,355	293
Other, net	(1,083)	(860)	56

Net cash used in investing activities	(68,776)	(72,972)	(72,296)
Cash Flows From Financing Activities:
Proceeds from long-term debt	9,000	38,700	38,000
Payments on long-term debt and capitalized lease obligations	(7,610)	(49,573)	(7,099)
Debt issuance costs	—	(659)	(348)
Net proceeds from sale of common stock	—	41,744	—
Exercise of employee incentive stock options and issuances under stock purchase plan	4,435	5,022	1,691
Repurchase of common stock	—	(5,153)	(584)

Net cash provided by financing activities	5,825	30,081	31,660

Increase (decrease) in cash and cash equivalents	1,942	3,817	(626)
Cash and cash equivalents at beginning of the year	6,369	2,552	3,178

Cash and cash equivalents at end of the year	$8,311	$6,369	$2,552

See notes to the consolidated financial statements

O’CHARLEY’S INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     O’Charley’s Inc. (the “Company”) owns and operates 182 (at December 29, 2002) full-service restaurant facilities in 15 southeastern and midwestern states under the trade name of “O’Charley’s” and six full-service restaurant facilities under the trade name of “Stoney River Legendary Steaks.” The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company’s fiscal year ends on the last Sunday in December. Fiscal 2002 was comprised of 52 weeks, which ended December 29, 2002. Fiscal 2001 was comprised of 52 weeks, which ended December 30, 2001. Fiscal 2000 was comprised of 53 weeks, which ended December 31, 2000. The prior years’ consolidated statement of earnings has been reclassified to conform to the current year presentation. Also see Note 18.

     Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of $8.5 million and $2.1 million at December 29, 2002 and December 30, 2001, respectively. These cash equivalents consist entirely of overnight repurchase agreements of government securities.

     Inventories are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

     Preopening Costs represent costs incurred prior to a restaurant opening and are expensed as incurred.

     Investments. The Company owns certain marketable securities that are accounted for in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Debt and Equity Securities”. Marketable securities are classified as available for sale securities and are carried at fair value, with the unrealized gains and losses recorded in a separate component of shareholders’ equity, net of tax unless there is a decline in value which is considered to be other than temporary, in which case the cost of such security is written down to fair value and the amount of the write down is reflected in earnings. At December 29, 2002 and December 30, 2001, the fair value and cost of such securities was approximately $256,000.

     Property and Equipment are stated at cost and depreciated on a straight-line method over the following estimated useful lives: buildings and improvements—30 years; furniture, fixtures and equipment—3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term. Equipment under capitalized leases is amortized to its expected value to the Company at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.

     Excess of Cost Over Fair Value of Net Assets Acquired (goodwill),represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of December 31, 2001. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

     In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of December 31, 2001. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of December 31, 2001. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. Because the first step of the transitional impairment test indicated that all the goodwill was impaired, the second step was not necessary and the Company recorded a non-cash pre-tax charge of $9.9 million, or $0.31 per diluted share, as a cumulative effect of a change in accounting principle effective December 31, 2001 for the goodwill associated with the Stoney River reporting unit.

     Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 20 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis over 5 years.

     Impairment of Long-Lived Assets. The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 30, 2001. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset held for sale, broadens the scope of business to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

     Revenues consist of restaurant sales and to a lesser extent commissary sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Restaurant sales are recognized upon delivery of services. Proceeds from the sale of gift cards and certificates are deferred and recognized as revenue as they are redeemed. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Commissary sales are recognized when delivery occurs, the revenue amount is determinable and when collection is reasonably assured.

     Advertising Costs. The Company expenses advertising costs as incurred, except for certain advertising production costs that are expensed the first time the advertising takes place. Advertising expense for fiscal years 2002, 2001 and 2000, totaled $17.0 million, $13.3 million, and $9.5 million, respectively.

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

     Stock Option Plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2002	2001	2000

		(in thousands)
Net earnings, as reported	$20,668	$17,552	$19,360
Add stock-based employee compensation expense included in reported net earnings, net of tax	366	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,980)	(1,572)	(1,611)

Pro forma net earnings	$19,054	$15,980	$17,749

Earnings per share:
Basic-as reported	$1.11	$0.99	$1.24
Basic-pro forma	$1.02	$0.89	$1.14
Diluted-as reported	$1.04	$0.93	$1.17
Diluted-pro forma	$0.96	$0.84	$1.07

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1997, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in each respective year is as follows:

	2002	2001	2000

Risk-free investment interest	4.7%	5.5%	5.6%
Expected life in years	4.9	6.1	6.8
Expected volatility	50.7%	49.6%	50.8%
Fair value of options granted (per share)	$10.69	$9.78	$7.32

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

     Fair Value of Financial Instruments. SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair values of most on-and-off balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 29, 2002 and December 30, 2001. Book value approximates fair value for substantially all of the Company’s assets and liabilities that fall under the scope of SFAS No. 107.

     Derivative Instruments and Hedging Activities. All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability. The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company also determines how ineffectiveness will be measured. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. If it is determined that a derivative is ineffective as a hedge, the Company discontinues hedge accounting prospectively.

     During fiscal 2001, the Company entered into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. These agreements were designated as cash flow hedges. For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If the swaps were to be terminated prior to their maturity, the gain or loss would be recognized over the remaining original life of the swap if the item hedged remained outstanding, or immediately if the item hedged did not remain outstanding.

     Comprehensive Income. SFAS No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting of comprehensive income and its components. Comprehensive income, presented in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income, consists of net income and unrealized gains (losses) on available for sale securities and interest rate swaps. Other comprehensive loss, net of tax, for 2002 was $441,000. The accumulated other comprehensive loss is comprised of an unrealized loss on derivative financial instruments of $931,000, net of tax at December 29, 2002.

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

     Accounting Changes and Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

     The Company adopted the provisions of SFAS No. 141 on July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001. SFAS No. 142 was adopted by the Company effective December 31, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of SFAS No. 142.

     As of the date of adoption, the Company had unamortized goodwill in the amount of $10.0 million, which was subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $544,000 for the year ended December 30, 2001. During the second quarter of 2002, the Company completed the required goodwill transitional impairment tests under SFAS No. 142 as of December 31, 2001 and recorded a non-cash pretax charge of $9.9 million ($6.1 million after tax or $0.31 per diluted share). This charge is recorded in the consolidated statement of earnings for the year ended December 29, 2002 as a cumulative effect of a change in accounting principle. The Company identified the reporting units as required by SFAS No. 142 and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting units at December 31, 2001. The impaired goodwill was related to the Stoney River reporting unit. The amount of the charge was determined by comparing the fair value of the Stoney River reporting unit to the fair value of its net assets, exclusive of goodwill, at December 30, 2001. The fair value of the Stoney River reporting unit was determined by a combination of two approaches: the market approach and the income approach. The market approach values the reporting unit by comparing market multiples of revenue and cash flow for similar concepts. The market approach also uses comparable purchase transactions of similar concepts. The income approach values the reporting unit by discounting the expected future cash flows of the reporting unit. The table below sets forth the adjusted 2001 and 2000 fiscal years assuming no goodwill amortization was recognized during that time (in thousands).

	2001	2000

Earnings before income taxes	$26,899	$29,785
Goodwill amortization	544	335

Adjusted earnings before income taxes	27,443	30,120
Adjusted taxes	9,536	10,542

Net earnings	$17,907	$19,578

Basic earnings per share	$1.01	$1.26

Diluted earnings per share	$0.95	$1.18

     In November 2001, the EITF issued EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. This standard deals with how a company recognized the effect of discounts and coupons in the financial statements and requires companies to show revenues net of any sales generated by these discounts and coupon redemptions. The Company adopted this standard in the first quarter of 2002. The adoption had no impact on the consolidated financial statements.

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on December 30, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendments of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early applications encouraged.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the

Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company has no guarantees that would be required to be disclosed under FASB Interpretation No. 45.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. It applies in the first fiscal year, or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

2. Acquisition

     On May 26, 2000, the Company purchased two existing Stoney River Legendary Steaks restaurants and all associated trademarks and intellectual property for approximately $15.8 million in cash. In addition, the transaction includes an earn-out provision pursuant to which the sellers may receive up to $1.25 million at the end of 2002, $1.25 million at the end of 2003, and $2.5 million at the end of 2004. The potential earn-out is based on the Stoney River concept achieving certain performance thresholds (income before taxes and preopening costs) for such year. The performance thresholds were not satisfied as of the end of 2002 and, accordingly, no earnout was paid in 2002. In the event that these performance thresholds are met in future years, the Company would recognize an expense related to the earn-out provision as all of the goodwill related to the acquisition has been written off. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of Stoney River have been included in the Company’s consolidated financial statements from the date of acquisition. The Stoney River concept is being operated as a wholly-owned subsidiary of the Company. Through December 30, 2001, goodwill resulting from the acquisition was being amortized on a straight-line basis over 20 years. The allocation of the purchase price to the acquired net assets is as follows (in thousands):

Estimated fair value of assets acquired	$5,166
Purchase price in excess of the net assets acquired (goodwill)	10,701
Non-compete agreements	119
Estimated fair value of liabilities assumed	(131)

Cash paid	15,855
Less cash acquired	(6)

Net cash paid for acquisition	$15,849

     The following unaudited pro forma condensed results of operations give effect to the acquisition of Stoney River Legendary Steaks as if such transaction had occurred at the beginning of fiscal 2000:

Fiscal Year 2000 Pro Forma Earnings
(in thousands, except per share data)
Total revenues	$381,108
Earnings before income taxes	28,930
Net earnings	18,804
Basic earnings per share	$1.21
Basic weighted average common shares outstanding	15,584
Diluted earnings per share	$1.14
Diluted weighted average common shares outstanding	16,525

     The foregoing unaudited pro forma amounts are based upon certain assumptions and estimates, including, but not limited to the recognition of interest expense on debt incurred to finance the acquisition and amortization of goodwill over 20 years. The unaudited proforma amounts do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

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

     See Note 18 for a discussion of the Company’s acquisition of Ninety Restaurant and Pub (Ninety Nine).

3. Property and Equipment

     Property and equipment consist of the following at year-end:

	December 29,	December 30,
	2002	2001

	(in thousands)
Land and improvements	$91,237	$81,275
Buildings and improvements	157,542	133,108
Furniture, fixtures and equipment	106,323	88,514
Leasehold improvements	87,856	73,074
Equipment under capitalized leases	56,218	47,866
Property leased to others	802	1,140

	499,978	424,977
Less accumulated depreciation and amortization	(118,425)	(94,424)

	$381,553	$330,553

     Depreciation and amortization of property and equipment was $25.5 million, $21.6 million and $17.9 million for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, respectively.

4. Other Assets

     Other assets consist of the following at year-end:

	December 29,	December 30,
	2002	2001

	(in thousands)
Excess of cost over fair value of net assets acquired (goodwill), net of accumulated amortization of $163 in 2002 and $1,010 in 2001	$159	$10,013
Cash surrender value of life insurance, deferred compensation	2,514	2,588
Marketable securities available for sale	256	256
Notes receivable	917	1,176
Other assets	2,488	2,289

	$6,334	$16,322

     Amortization of goodwill was $0, $544,000 and $335,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively. Included in the notes receivable shown above are notes from related parties. (See note 14)

5. Accrued Expenses

     Accrued expenses include the following at year-end:

	December 29,	December 30,
	2002	2001

	(in thousands)
Insurance expenses	$5,033	$4,058
Employee benefits	1,543	1,969
Other accrued expenses	3,811	3,463

	$10,387	$9,490

6. Long-Term Debt

     Long-term debt consists of the following at year-end:

	December 29,	December 30,
	2002	2001

	(in thousands)
Revolving line of credit	$98,000	$89,000
Secured mortgage note payable	181	196
Installment note payable	—	110

	98,181	89,306
Less current portion of long-term debt	(17)	(125)

Long-term debt, net of current portion	$98,164	$89,181

     On January 31, 2000, the Company entered into an amended and restated revolving credit agreement (the “Third Amendment”) which increased its unsecured line of credit facility to $135.0 million from $100.0 million. At December 29, 2002, the $98.0 million outstanding balance carried interest rates from 2.2% to 2.3%. At December 30, 2001, the $89.0 million outstanding balance carried interest rates from 2.7% to 4.3%. At December 29, 2002, the Company was in compliance with all covenants associated with this credit facility. The Company was required to pay commitment fees on the $135 million revolving line of credit. The commitment fees in 2002 ranged from 0.125% to 0.15% depending upon the Company’s performance in meeting certain financial and other covenants. The total amount paid in 2002 for commitment fees was approximately $195,000.

     The secured mortgage note payable at December 29, 2002, bears interest at 10.5% and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $1.0 million at December 29, 2002.

     The installment note payable at December 30, 2001 was paid in full in February 2002.

     The annual maturities of long-term debt as of December 29, 2002, were: $17,000-2003; $19,000-2004; $21,000-2005; $98.0 million-2006; $25,000-2007; and $77,000 thereafter.

     See Note 18 for a discussion of the Ninety Nine acquisition, the Company’s new credit facility and related impact on the Company’s debt agreements.

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

     As of December 29, 2002, approximately $36.3 million net book value of the Company’s property and equipment is under capitalized lease obligations. Interest rates on capitalized lease obligations range from 4.0% to 7.5%. Future minimum lease payments at December 29, 2002, are as follows:

	Capitalized
	Equipment	Operating
	Leases	Leases

	(in thousands)
2003	$9,389	$7,689
2004	8,911	7,386
2005	8,978	7,169
2006	5,844	7,138
2007	3,276	6,885
Thereafter	2,392	48,881

Total minimum rentals	38,790	$85,148

Less amount representing interest	(4,869)

Net minimum lease payments	33,921
Less current maturities	(7,998)

Capitalized lease obligations, net of current portion	$25,923

     Rent expense for 2000, 2001 and 2002 for operating leases is as follows:

	2002	2001	2000

		(in thousands)
Minimum rentals	$8,104	$7,429	$6,272
Contingent rentals	302	602	614

	$8,406	$8,031	$6,886

     See Note 18.

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

     As of December 29, 2002, the Company had in effect $20.0 million in swaps at an average fixed rate of 5.6%, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006. As of December 29, 2002, $931,000 of deferred losses, net of tax, on the swaps were included in accumulated other comprehensive income.

9. Income Taxes

     The total income tax expense (benefit) for each respective year is as follows:

	2002	2001	2000

	(in thousands)
Earnings before cumulative effect of accounting change	$14,268	$9,347	$10,425
Tax effect of cumulative effect of accounting change	(3,731)	—	—
Shareholders’ equity, tax benefit on market value loss on derivative instruments	(235)	(260)	—
Shareholders’ equity, tax benefit derived from non-statutory stock options exercised	(1,100)	(1,816)	(387)

	$9,202	$7,271	$10,038

     Income tax expense (benefit) related to earnings before cumulative effect of a change in accounting principle for each respective year is as follows:

	2002	2001	2000

		(in thousands)
Current	$12,423	$10,683	$8,373
Deferred	1,845	(1,336)	2,052

	$14,268	$9,347	$10,425

     Income tax expense (benefit) attributable to earnings before cumulative effect of a change in accounting principle differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings from operations as a result of the following:

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes due to:
State income taxes, net of federal tax benefit	3.1	3.2	3.0
Tax credits and other	(3.3)	(3.4)	(3.0)

	34.8%	34.8%	35.0%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

	2002	2001

	(in thousands)
Deferred tax assets:
Inventories, principally due to uniform capitalization	$714	$56
Goodwill impairment	3,364	—
Accrued expenses, principally due to accruals for workers’ compensation, employee health and retirement benefits	2,446	2,606
Asset impairment and exit cost	2,135	2,242
Other	705	195

Total gross deferred tax assets	9,364	5,099
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation and capitalized lease amortization	12,905	10,658
Other	—	103

Total gross deferred tax liabilities	12,905	10,761

Net deferred tax liability	$3,541	$5,662

     The net deferred tax liability (asset) at year-end is recorded as follows:

	2002	2001

	(in thousands)
Deferred income taxes, long-term liability	$7,796	$9,576
Deferred income taxes, current asset	(4,255)	(3,914)

	$3,541	$5,662

     There was no valuation allowance for deferred tax assets recorded as of December 29, 2002, December 30, 2001 and December 31, 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

10. Shareholders’ Equity

     The Company’s charter authorizes 100,000 shares of preferred stock of which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 29, 2002, no preferred shares had been issued.

     On December 8, 2000, the Company’s Board of Directors adopted a Shareholders’ Rights Plan (the “Rights Plan”) to protect the interests of the Company’s shareholders if the Company is confronted with coercive or unfair takeover tactics by third parties. Pursuant to the Rights Plan, a dividend of one Right for each share of outstanding share of the Company’s Common Stock was issued to shareholders of record on December 27, 2000. Under certain conditions, each Right may be exercised to purchase one-thousandth of a share of a new Series A Junior Preferred Stock at an exercise price of $80 per Right. Each Right will become exercisable following the tenth day after a person’s or group’s acquisition of, or commencement of a tender exchange offer for 18% or more of the Company’s Common Stock. If a person or group acquires 18% or more of the Company’s Common Stock, each right will entitle its holder (other than the person or group whose action has triggered the exercisability of the Rights) to purchase common stock of either O’Charley’s Inc. or the acquiring company (depending on the form of the transaction) having a value of twice the exercise price of the Rights. The Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company’s assets or earning power. The Rights may be redeemed prior to becoming exercisable, subject to approval by the Company’s Board of Directors, for $0.001 per Right. The Rights expire on December 8, 2010. The Company has reserved 50,000 shares of Series A Junior Preferred Stock for issuance upon exercise of the Rights.

11. Earnings Per Share

     The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share.

	2002	2001	2000

	(in thousands)
Weighted average shares outstanding - basic	18,683	17,772	15,584
Incremental stock option shares outstanding	1,103	1,101	941

Weighted average shares outstanding - diluted	19,786	18,873	16,525

     For the fiscal years 2002, 2001, and 2000, the number of anti-dilutive shares excluded from the weighted average shares calculation were approximately 233,000, 73,000, and 1,016,000, respectively.

12. Stock Compensation and Purchase Plans

     The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key employees, nonemployee directors and consultants of the Company. The Company has reserved 5,545,924 shares of common stock for issuance pursuant to these plans. Options are granted at 100% of the fair market value of common stock on the date of the grant, expire ten years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. The Company adopted the O’Charley’s 2000 Stock Incentive Plan (the “2000 Plan”) in May 2000. The Company has reserved 3,000,000 shares of common stock for issuance pursuant to the 2000 Plan. At December 29, 2002, options to purchase 939,525 shares of common stock were outstanding under the 2000 Plan. Following adoption of the 2000 Plan, no additional options may be granted pursuant to previously adopted stock option plans. At December 30, 2001, options to purchase 2,583,799 shares of common stock were outstanding under those previously adopted plans. The Company applies APB Opinion No. 25 in accounting for its plan; and, accordingly, no compensation cost has been recognized.

     A summary of stock option activity during the past three years is as follows:

		Weighted-Average
	Number of Shares	Exercise Price

Balance at December 26,1999	3,679,895	$9.21
Granted	544,400	12.50
Exercised	(195,884)	5.69
Forfeited	(177,539)	13.08

Balance at December 31,2000	3,850,872	9.67
Granted	514,550	17.84
Exercised	(593,285)	6.64
Forfeited	(173,919)	14.49

Balance at December 30, 2001	3,598,218	11.11
Granted	392,500	21.67
Exercised	(366,101)	8.51
Forfeited	(101,293)	13.67

Balance at December 29, 2002	3,523,324	$12.43

     At the end of 2002, 2001 and 2000, the number of options exercisable was approximately 2,180,000, 2,267,000 and 2,362,000, respectively, and the weighted average exercise price of those options was $9.81, $8.82, and $7.48, respectively.

     The following table summarizes information about stock options outstanding at December 29, 2002.

Options Outstanding				Options Exercisable

		Weighted-Avg.
		Remaining	Weighted-Average		Weighted-Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$1.00 to 4.99	50,775	0.2 years	$4.25	50,775	$4.25
$5.00 to 5.99	699,102	0.8	5.61	699,102	5.61
$6.00 to 7.99	331,238	2.0	7.53	330,035	7.53
$8.00 to 10.99	269,261	3.6	8.95	247,598	8.85
$11.00 to 13.99	575,967	6.1	12.18	335,080	12.19
$14.00 to 15.99	811,806	6.3	15.08	370,640	15.07
$16.00 to 18.99	400,675	8.3	17.84	98,925	17.89
Over $18.99	384,500	9.3	21.69	48,250	23.63

$1.00 to 24.19	3,523,324	5.0	$12.43	2,180,405	$9.81

     In the first quarter of 2002, the Company granted approximately 84,000 restricted stock units to certain of its executive officers and senior management in order to provide retention incentives and to encourage them to meet and exceed budgeted increases in targeted performance criteria. Each restricted stock unit represents the right to receive one share of the Company’s common stock. For each of fiscal years 2002, 2003 and 2004, the compensation committee of the board of directors will establish performance criteria related to targeted earnings per share. If the annual performance targets are achieved, one-third of the restricted stock units will vest in that year and the Company will issue the corresponding number of common shares. In the event the performance criteria are not achieved, the restricted stock units that would have vested related to that fiscal year shall not vest and all rights thereto shall forfeit. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. Compensation cost related to these restricted stock unit awards recognized by the Company during the fiscal year ended December 29, 2002 approximated $560,000.

     The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible employees of the Company to become shareholders in O’Charley’s. The Company has reserved 675,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan, which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85% of the lower of 1) the closing market price per share of the Company’s Common Stock on the last trading date of the plan period or 2) the average of the closing market price of the Company’s Common Stock on the first and the last trading day of the plan period. Contributions of up to 15% of base salary are made by each participant through payroll deductions. As of December 29, 2002, 353,955 shares have been issued under this plan.

     During the first quarter of 2003, the Company granted options to purchase approximately 1.1 million shares of common stock to certain senior management, operations management and support staffs of all three restaurant concepts. In addition, the Company granted approximately 134,000 restricted stock units under the 2000 Plan.

13. Employee Benefit Plans

     The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan (the “Plan”). Under the Plan, employees can make contributions up to 15% of their annual compensation. The Company contributes annually to the Plan an amount equal to 50% of employee contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20% each year beginning after the employee’s initial year of employment. Company contributions were approximately $500,000 in 2002, $550,000 in 2001 and $439,000 in 2000.

     The Company maintains a deferred compensation plan for a select group of management employees to provide supplemental retirement income benefits through deferrals of salary, bonus and deferral of contributions which cannot be made to the Company’s 401(k) Plan due to Internal Revenue Code limitations. Participants in this plan can contribute, on a pre-tax basis, up to 50% of their base pay and 100% of their bonuses. The Company contributes annually to this plan an amount equal to a matching formula of each participant’s deferrals. Company contributions were $203,000 in 2002, $248,000 in 2001 and $214,000 in 2000. The amount of the deferred compensation liability payable to the participants is recorded as “other liabilities” on the consolidated balance sheets.

14. Related-Party Transactions

     At the beginning of 2000, the Company leased two of its restaurants from CWF Associates, Inc., an entity that was controlled by certain directors and Gregory L. Burns, the Company’s chairman of the board and chief executive officer. During 2000, the Company purchased the leased properties for an aggregate of $1.9 million.

     At the beginning of 2000, the Company leased the land and building of four of its restaurants from Two Mile Partners, a partnership whose partners were David K. Wachtel, Jr., who owned 75% and was the managing partner of the partnership and a former director and executive officer of the Company, and Gregory L. Burns, the Company’s chairman of the board and chief executive officer, who owns 25% of the partnership. During 2000, the Company terminated one of the leases. The three remaining leases were to expire at various times through 2007, with options to renew for a term of 10 years. The Company purchased the land and buildings for three of its restaurant sites from Two Mile Partners during January 2002 for $4.3 million.

     The aforementioned related-party transactions are reflected in the consolidated financial statements as follows:

	2002	2001	2000

	(in thousands)
Consolidated Statements of Operations
Restaurant operating costs:
Rent expense	$29	$330	$448
Contingent rentals	15	160	327

     During 2001, the Company paid a portion of the cash bonuses to its executive officers on a quarterly basis as an advance on the cash bonuses that the Company expected to pay for 2001. The Company did not achieve the targeted level of earnings during 2001 necessary for the payment of cash bonuses to these executive officers. Each of the executive officers has agreed to repay the amounts paid to such officer as a cash bonus during 2001. The total amount of the loans to these executive officers was approximately $495,000. The loans have a three-year term with principal and accrued interest, at the rate of 5% per annum, payable at the end of the term.

15. Consolidated Statements of Cash Flows

     Supplemental disclosure of cash flow information is as follows:

	2002	2001	2000

	(in thousands)
Cash paid for interest	$5,828	$7,552	$8,003
Additions to capitalized lease obligations	8,749	10,559	10,871
Income taxes paid (net of refunds)	11,048	7,242	10,203

16. Asset Impairment and Exit Costs

     During the 2001 third quarter, the Company decided to close five stores. This decision followed a review of historical and projected cash flows of the Company’s stores in view of the difficult economic environment in which the Company was operating. As a result of this decision, the Company recognized a charge during the third quarter of 2001 for asset impairment and exit costs totaling $5.8 million. This amount includes an asset impairment charge of approximately $5.0 million related to building, leasehold improvement and equipment write-downs, and an exit cost accrual of approximately $800,000 relating primarily to minimum property lease payments from the post-closure date to the projected sublease date, if applicable, otherwise to the end of the lease term. With respect to the asset impairment charge, fair value was determined by discounting projected cash flow for each location, which is the lowest level of identifiable cash flows largely independent of the cash flows of other groups of assets, over its remaining operating period, including the estimated proceeds from the disposition of such assets. The exit cost accrual is reflected in accrued expenses on the accompanying consolidated balance sheet at December 29, 2002. The balance in the exit cost accrual at December 29, 2002 was approximately $686,000.

17. Litigation

     The Company is also involved in various other legal actions incidental to its business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s operating results, liquidity or financial position.

18. Subsequent Events

     On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub (“Ninety Nine”), a casual dining chain based in Woburn, Massachusetts. The Company acquired Ninety Nine for $116 million in cash and approximately 2.35 million shares of its common stock, plus the assumption of certain liabilities. In addition to the purchase price, the Company has agreed to pay a total of $1.0 million per year, plus accrued interest, on each of January 1, 2004, 2005, 2006 and 2007, to certain key employees of Ninety Nine who the Company continues to employ at the time of such payments. Of the stock portion of the purchase price, the Company delivered approximately 941,000 shares at closing, and will deliver approximately 408,000 shares on each of the first, second, and third anniversaries of the closing and 94,000 shares on each of the fourth and fifth anniversaries of the closing.

     The transaction will be accounted for using the purchase method of accounting as required by SFAS No. 141 and, accordingly, the results of operations of Ninety Nine will be included in the Company’s consolidated financial statements from the date of acquisition. The Ninety Nine concept is being operated as a wholly owned subsidiary of the Company. The Company is in the process of determining the preliminary allocation of the purchase price to the acquired net assets, but such process has not been completed.

     On January 27, 2003, the Company entered into a new credit facility for the purpose of purchasing Ninety Nine, retiring the previous revolving credit facility and providing capital for future growth. The new credit facility is comprised of a revolving credit facility in the maximum principal amount of $200 million and a term loan in the original principal amount of $100 million. The revolving credit facility matures on January 27, 2007 and the term loan matures on January 27, 2009. The term loan provides for scheduled quarterly principal amortization of $2.5 million commencing June 30, 2003 and ending March 31, 2008 and quarterly principal amortization of $16.5 million commencing June 30, 2008, with a final payment of $17.0 million due at maturity.

     Amounts outstanding under the new revolving credit facility bear interest, at the Company’s option, at either LIBOR plus a specified margin ranging from 2.25% to 3.0% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin ranging from 1.0% to 1.75% based on certain financial ratios. Amounts outstanding under the term loan bear interest, at the Company’s option, at either LIBOR plus 4.0% or the base rate plus 2.75%. The new credit facility imposes restrictions on the Company with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires the Company to comply with certain specified financial covenants, including covenants relating to maximum adjusted debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) ratio, maximum leverage, minimum fixed charge coverage ratio, minimum asset coverage ratio and minimum capital expenditures ratio.

     Future minimum operating lease payments for the Company, including lease obligations of Ninety Nine, are as follows: (in thousands)

2003	$11,088
2004	10,905
2005	10,684
2006	10,710
2007	10,549
Thereafter	92,305

$146,241

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Proxy Statement issued in connection with the shareholders meeting to be held on May 15, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Election of Directors” information required by Item 10 of Form 10-K as to directors and executive officers of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers.”

Item 11. Executive Compensation.

     The Proxy Statement issued in connection with the shareholders meeting to be held on May 15, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The Proxy Statement issued in connection with the shareholders meeting to be held on May 15, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Security Ownership of Certain Beneficial Owners,” “Election of Directors” and “Executive Compensation” information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The Proxy Statement issued in connection with the shareholders meeting to be held on May 15, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Certain Transactions” information required by Item 13 of Form 10-K and is incorporated herein by reference.

Item 14. Controls and Procedures

     Our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within ninety days before the filing date of this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1. Financial Statements: See Item 8

      2.     Financial Statement Schedules: Not Applicable

      3.     Management Contracts and Compensatory Plans and Arrangements

—	O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.7)

—	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.8)

—	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.9)

—	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.10)

—	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.11)

—	O’Charley’s 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.12)

—	CHUX Ownership Plan, as amended (included as Exhibit 10.13)

—	O’Charley’s 2000 Stock Incentive Plan (included as Exhibit 10.14)

—	Severance Compensation Agreement, dated February 19, 2003, by and between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.15)

—	Severance Compensation Agreement, dated as of April 5, 2001, by and between O’Charley’s Inc. and A. Chad Fitzhugh (included as Exhibit 10.16)

—	Severance Compensation Agreement, dated as of April 5, 2001, by and between O’Charley’s Inc. and Steven J. Hislop (included as Exhibit 10.17)

—	Severance Compensation Agreement, dated as of August 30, 2000, by and between O’Charley’s Inc. and William E. Hall, Jr. (included as Exhibit 10.18)

—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.19)

—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Steven J. Hislop (included as Exhibit 10.20)

—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and A. Chad Fitzhugh (included as Exhibit 10.21)

—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and William E. Hall, Jr. (included as Exhibit 10.22)

—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Herman A. Moore, Jr. (included as Exhibit 10.23)

—	Secured Promissory Note, dated February 13, 2002, by Gregory L. Burns, as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.24)

—	Secured Promissory Note, dated February 13, 2002, by Steven J. Hislop, as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.25)

—	Secured Promissory Note, dated February 13, 2002, by A. Chad Fitzhugh, as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.26)

—	Secured Promissory Note, dated February 13, 2002, by William E. Hall, Jr., as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.27)

—	Secured Promissory Note, dated February 13, 2002, by Herman A. Moore, Jr., as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.28)

      4.     Exhibits:

Exhibit
Number		Description

2.1	—	Asset Purchase Agreement by and among O’Charley’s Inc., 99 Boston, Inc., 99 Boston of Vermont, Inc., Doe Family II LLC, and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002)
2.2	—	Merger Agreement by and among O’Charley’s Inc., Volunteer Acquisition Corporation, 99 West, Inc., and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002)

Exhibit
Number		Description

3.1	—	Restated Charter of the Company (restated electronically for SEC filing purposes only and incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2000)
3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)
4.1	—	Form of Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-35170)
4.2	—	Rights Agreement, dated December 8, 2000, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2000)
4.3	—	Registration Rights Agreement, dated January 27, 2003, between O’Charley’s Inc., 99 Boston, Inc., Doe Family II, LLC, William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)
10.1	—	Participation Agreement, dated as of October 10, 2000, among O’Charley’s Inc., as Lessee, First American Business Capital, Inc., as Lessor, AmSouth Bank, as Agent, Bank of America, Firstar Bank, N.A., First Union National Bank and SunTrust Bank (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.2	—	First Amendment to Participation Agreement, dated July 9, 2001, among O’Charley’s Inc., as lessee, First American Business Capital, Inc., as lessor, AmSouth Bank, as agent, Bank of America, N.A., Firstar Bank, N.A., First Union National Bank and SunTrust Bank (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2001)
10.3	—	Lease, dated as of October 10, 2000, by and between First American Business Capital, Inc., as Lessor, and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.4	—	Lease, dated October 10, 2000, by and between First American Business Capital, Inc., as Lessor, and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.5	—	First Amendment to Lease, dated July 9, 2001, by and between First American Business Capital, Inc., as lessor, and O’Charley’s Inc., as lessee (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2001)
10.6	—	O’Charley’s Inc. 1985 Stock Option Plan (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)
10.7	—	O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)
10.8	—	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 29, 1991)
10.9	—	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 26, 1993)

Exhibit
Number		Description

10.10	—	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 27, 1998)
10.11	—	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)
10.12	—	O’Charley’s Inc. 1991 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)
10.13	—	CHUX Ownership Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)
10.14	—	O’Charley’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)
10.15	—	Severance Compensation Agreement, dated February 19, 2003, by and between O’Charley’s Inc. and Gregory L. Burns
10.16	—	Severance Compensation Agreement, dated April 5, 2001, by and between O’Charley’s Inc. and A. Chad Fitzhugh (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)
10.17	—	Severance Compensation Agreement, dated April 5, 2001, by and between O’Charley’s Inc. and Steven J. Hislop (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)
10.18	—	Severance Compensation Agreement, dated August 30, 2000, by and between O’Charley’s Inc. and William E. Hall, Jr. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)
10.19	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Gregory L. Burns. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.20	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Steven J. Hislop. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.21	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and A. Chad Fitzhugh. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.22	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and William E. Hall, Jr. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.23	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Herman A. Moore, Jr. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.24	—	Secured Promissory Note, dated February 13, 2002, by Gregory L. Burns, as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)

Exhibit
Number		Description

10.25	—	Secured Promissory Note, dated February 13, 2002, by Steven J. Hislop, as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.26	—	Secured Promissory Note, dated February 13, 2002, by A. Chad Fitzhugh, as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.27	—	Secured Promissory Note, dated February 13, 2002, by William E. Hall, Jr., as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.28	—	Secured Promissory Note, dated February 13, 2002, by Herman A. Moore, Jr., as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.29	—	Credit Agreement, dated as of January 27, 2003, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank and AmSouth Bank, as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)
10.30	—	Form of Revolving Credit Note. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)
10.31	—	Form of Swingline Note. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)
10.32	—	Form of Term B Note. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)
10.33	—	Master Lease, dated December 4, 2001, by and between Double 9 Property I LLC and Doe Family II LLC
10.34	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property I LLC, 99 Remainder I LLC and GE Capital Franchise Finance Corporation
10.35	—	Master Lease, dated December 4, 2001, by and between Double 9 Property II LLC and Doe Family II LLC
10.36	—	First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property II LLC and Doe Family II LLC
10.37	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property II LLC, 99 Remainder II LLC and GE Capital Franchise Finance Corporation
10.38	—	Master Lease, dated December 4, 2001, by and between Double 9 Property III LLC and Doe Family II LLC

Exhibit
Number		Description

10.39	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property III LLC, 99 Remainder III LLC and GE Capital Franchise Finance Corporation
10.40	—	Master Lease, dated December 4, 2001, by and between Double 9 Property IV LLC and Doe Family II LLC
10.41	—	First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property IV LLC and Doe Family II LLC
10.42	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property IV LLC, 99 Remainder IV LLC and GE Capital Franchise Finance Corporation
21	—	Subsidiaries of the Company
23	—	Consent of KPMG LLP
99.1	—	Certification of Gregory L. Burns (Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99.2	—	Certification of A. Chad Fitzhugh (Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	A Current Report on Form 8-K dated November 1, 2002 was filed during the quarter ended December 29, 2002 reporting under Item 5 that the Company had entered into a definitive agreement to acquire the business of Ninety Nine Restaurant and Pub.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’CHARLEY’S INC

Date: March 12, 2003	By:	/s/ Gregory L. Burns

Gregory L. Burns Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory L. Burns (Gregory L. Burns)	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2003

/s/ Steven J. Hislop (Steven J. Hislop)	President, Chief Operating Officer and Director	March 12, 2003

/s/ A. Chad Fitzhugh (A. Chad Fitzhugh)	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 12, 2003

/s/ John W. Stokes, Jr. (John W. Stokes, Jr.)	Director	March 12, 2003

/s/ Richard Reiss, Jr. (Richard Reiss, Jr.)	Director	March 12, 2003

/s/ G. Nicholas Spiva (G. Nicholas Spiva)	Director	March 12, 2003

/s/ H. Steve Tidwell (H. Steve Tidwell)	Director	March 12, 2003

/s/ Samuel H. Howard (Samuel H. Howard)	Director	March 12, 2003

/s/ Shirley A. Zeitlin (Shirley A. Zeitlin)	Director	March 12, 2003

/s/ Robert J. Walker (Robert J. Walker)	Director	March 12, 2003

/s/ Dale W. Polley (Dale W. Polley)	Director	March 12, 2003

Certification of Chief Executive Officer

I, Gregory L. Burns, certify that:

1.     I have reviewed this annual report on Form 10-K of O’Charley’s Inc;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003

/s/ Gregory L. Burns

Chief Executive Officer

Certification of Chief Financial Officer

I, A. Chad Fitzhugh, certify that:

1.     I have reviewed this annual report on Form 10-K of O’Charley’s Inc;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003

/s/ A. Chad Fitzhugh

Chief Financial Officer