Form 10-K/A
period 2002-12-29
O CHARLEYS INC
filed 2003-04-03
CIK 864233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

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

Purpose of Amendment

     This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002, is being filed to correct certain minimum future operating lease obligations of the Company after giving effect to the acquisition of Ninety Nine Restaurant and Pub, which appears under the captions “Business — Risk Factors — Our Business May Be Adversely Affected By Our Leverage And Our Obligations Under Capital And Operating Leases,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commercial Commitments” and Note 18 to the Company’s Consolidated Financial Statements. This amendment does not reflect any events occurring after March 12, 2003, the date the Company filed the Annual Report on Form 10-K.

PART I
PART II
PART III
SIGNATURES
Certification of Chief Executive Officer
Certification of Chief Financial Officer
CONSENT OF INDEPENDENT ACCOUNTANTS
CERTIFICATION OF CEO
CERTIFICATION OF CFO

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

     Our Business May Be Adversely Affected By Our Leverage And Our Obligations Under Capital And Operating Leases.

     Our financial performance could be affected by our level of debt. We entered into new senior credit facilities in connection with our acquisition of Ninety Nine which significantly increased our debt. As of December 29, 2002 and after giving effect to the acquisition of Ninety Nine, the total amount of our long-term debt and capitalized lease obligations, including current portion, was approximately $249 million. In addition, as of December 29, 2002 and after giving effect to the acquisition of Ninety Nine, we were a party to operating leases requiring approximately $271 million in minimum future lease payments. In addition, we intend to continue to make borrowings under our revolving credit facility in connection with the development of new restaurants and for other general corporate purposes, and we expect the aggregate amount of our indebtedness and capitalized and operating lease obligations will increase, perhaps substantially.

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

     On January 27, 2003, we acquired Ninety Nine Restaurant and Pub. The table below sets forth our contractual obligations and commercial commitments at December 29, 2002 after giving effect to the acquisition:

	Payments Due by Period

Contractual
Obligation	Total	1 Yr	2-3 Yrs	4-5 Yrs	Thereafter

	(in thousands)
Long-term debt	$214,676	$7,517	$20,039	$134,543	$52,577
Capitalized lease obligations (1)	38,790	9,389	17,889	9,120	2,392
Operating leases (2)	270,622	16,900	33,185	33,162	187,375
Acquisition-related contractual obligations (3)	4,000	1,000	2,000	1,000	—
Interest rate swaps	2,352	1,124	1,180	48	—
Unconditional purchase obligations	52,288	33,627	11,822	6,839	—

Total contractual cash obligations	$582,728	$69,557	$86,115	$184,712	$242,344

		Amount of Commitment Expiration per Period

Other Commercial
Commitments	Total Committed	1 Yr	2-3 Yrs	4-5 Yrs	Thereafter

	(in thousands)
Line of credit(4)	$200,000	—	—	$200,000	—
Term loan(5)	100,000	7,500	20,000	20,000	52,500

Total commercial commitments	$300,000	$7,500	$20,000	$220,000	$52,500

(1)	Capitalized lease obligations include the interest expense component.

(2)	Reflects total operating lease obligations including the sale-leaseback facility for Ninety Nine Restaurant and Pub.

(3)	We have agreed to pay $1.0 million per year, plus accrued interest, on each of January 1, 2004, 2005, 2006 and 2007, to certain key employees of Ninety Nine who we continue to employ at the time of such payments.

(4)	This pertains to our new Credit Facility of which $114.7 million is included in long-term debt above.

(5)	This pertains to our new Credit Facility of which $100.0 million is included in long-term debt above.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Property and equipment

•	Excess of cost over fair value of net assets acquired (goodwill)

•	Impairment of long-lived assets

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

     Future minimum operating lease payments for the Company, including lease obligations of Ninety Nine, are as follows: (in thousands)

2003	$16,900
2004	16,647
2005	16,538
2006	16,643
2007	16,519
Thereafter	187,375

$270,622

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1. Financial Statements: See Item 8

      2.     Financial Statement Schedules: Not Applicable

      3.     Management Contracts and Compensatory Plans and Arrangements

—	O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.7)

—	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.8)

—	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.9)

—	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.10)

—	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.11)

—	O’Charley’s 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.12)

—	CHUX Ownership Plan, as amended (included as Exhibit 10.13)

—	O’Charley’s 2000 Stock Incentive Plan (included as Exhibit 10.14)

—	Severance Compensation Agreement, dated February 19, 2003, by and between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.15)

—	Severance Compensation Agreement, dated as of April 5, 2001, by and between O’Charley’s Inc. and A. Chad Fitzhugh (included as Exhibit 10.16)

—	Severance Compensation Agreement, dated as of April 5, 2001, by and between O’Charley’s Inc. and Steven J. Hislop (included as Exhibit 10.17)

—	Severance Compensation Agreement, dated as of August 30, 2000, by and between O’Charley’s Inc. and William E. Hall, Jr. (included as Exhibit 10.18)

—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.19)

—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Steven J. Hislop (included as Exhibit 10.20)

—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and A. Chad Fitzhugh (included as Exhibit 10.21)

—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and William E. Hall, Jr. (included as Exhibit 10.22)

—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Herman A. Moore, Jr. (included as Exhibit 10.23)

—	Secured Promissory Note, dated February 13, 2002, by Gregory L. Burns, as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.24)

—	Secured Promissory Note, dated February 13, 2002, by Steven J. Hislop, as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.25)

—	Secured Promissory Note, dated February 13, 2002, by A. Chad Fitzhugh, as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.26)

—	Secured Promissory Note, dated February 13, 2002, by William E. Hall, Jr., as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.27)

—	Secured Promissory Note, dated February 13, 2002, by Herman A. Moore, Jr., as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.28)

      4.     Exhibits:

Exhibit
Number		Description

2.1	—	Asset Purchase Agreement by and among O’Charley’s Inc., 99 Boston, Inc., 99 Boston of Vermont, Inc., Doe Family II LLC, and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002)
2.2	—	Merger Agreement by and among O’Charley’s Inc., Volunteer Acquisition Corporation, 99 West, Inc., and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002)

Exhibit
Number		Description

3.1	—	Restated Charter of the Company (restated electronically for SEC filing purposes only and incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2000)
3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)
4.1	—	Form of Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-35170)
4.2	—	Rights Agreement, dated December 8, 2000, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2000)
4.3	—	Registration Rights Agreement, dated January 27, 2003, between O’Charley’s Inc., 99 Boston, Inc., Doe Family II, LLC, William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)
10.1	—	Participation Agreement, dated as of October 10, 2000, among O’Charley’s Inc., as Lessee, First American Business Capital, Inc., as Lessor, AmSouth Bank, as Agent, Bank of America, Firstar Bank, N.A., First Union National Bank and SunTrust Bank (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.2	—	First Amendment to Participation Agreement, dated July 9, 2001, among O’Charley’s Inc., as lessee, First American Business Capital, Inc., as lessor, AmSouth Bank, as agent, Bank of America, N.A., Firstar Bank, N.A., First Union National Bank and SunTrust Bank (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2001)
10.3	—	Lease, dated as of October 10, 2000, by and between First American Business Capital, Inc., as Lessor, and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.4	—	Lease, dated October 10, 2000, by and between First American Business Capital, Inc., as Lessor, and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.5	—	First Amendment to Lease, dated July 9, 2001, by and between First American Business Capital, Inc., as lessor, and O’Charley’s Inc., as lessee (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2001)
10.6	—	O’Charley’s Inc. 1985 Stock Option Plan (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)
10.7	—	O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)
10.8	—	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 29, 1991)
10.9	—	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 26, 1993)

Exhibit
Number		Description

10.10	—	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 27, 1998)
10.11	—	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)
10.12	—	O’Charley’s Inc. 1991 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)
10.13	—	CHUX Ownership Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)
10.14	—	O’Charley’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)
10.15	—	Severance Compensation Agreement, dated February 19, 2003, by and between O’Charley’s Inc. and Gregory L. Burns*
10.16	—	Severance Compensation Agreement, dated April 5, 2001, by and between O’Charley’s Inc. and A. Chad Fitzhugh (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)
10.17	—	Severance Compensation Agreement, dated April 5, 2001, by and between O’Charley’s Inc. and Steven J. Hislop (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)
10.18	—	Severance Compensation Agreement, dated August 30, 2000, by and between O’Charley’s Inc. and William E. Hall, Jr. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)
10.19	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Gregory L. Burns. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.20	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Steven J. Hislop. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.21	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and A. Chad Fitzhugh. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.22	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and William E. Hall, Jr. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.23	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Herman A. Moore, Jr. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.24	—	Secured Promissory Note, dated February 13, 2002, by Gregory L. Burns, as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)

Exhibit
Number		Description

10.25	—	Secured Promissory Note, dated February 13, 2002, by Steven J. Hislop, as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.26	—	Secured Promissory Note, dated February 13, 2002, by A. Chad Fitzhugh, as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.27	—	Secured Promissory Note, dated February 13, 2002, by William E. Hall, Jr., as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.28	—	Secured Promissory Note, dated February 13, 2002, by Herman A. Moore, Jr., as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)
10.29	—	Credit Agreement, dated as of January 27, 2003, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and SunTrust Bank and AmSouth Bank, as Co-Documentation Agents. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)
10.30	—	Form of Revolving Credit Note. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)
10.31	—	Form of Swingline Note. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)
10.32	—	Form of Term B Note. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)
10.33	—	Master Lease, dated December 4, 2001, by and between Double 9 Property I LLC and Doe Family II LLC*
10.34	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property I LLC, 99 Remainder I LLC and GE Capital Franchise Finance Corporation*
10.35	—	Master Lease, dated December 4, 2001, by and between Double 9 Property II LLC and Doe Family II LLC*
10.36	—	First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property II LLC and Doe Family II LLC*
10.37	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property II LLC, 99 Remainder II LLC and GE Capital Franchise Finance Corporation*
10.38	—	Master Lease, dated December 4, 2001, by and between Double 9 Property III LLC and Doe Family II LLC*

Exhibit
Number		Description

10.39	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property III LLC, 99 Remainder III LLC and GE Capital Franchise Finance Corporation*
10.40	—	Master Lease, dated December 4, 2001, by and between Double 9 Property IV LLC and Doe Family II LLC*
10.41	—	First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property IV LLC and Doe Family II LLC*
10.42	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property IV LLC, 99 Remainder IV LLC and GE Capital Franchise Finance Corporation*
21	—	Subsidiaries of the Company*
23	—	Consent of KPMG LLP
99.1	—	Certification of Gregory L. Burns (Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99.2	—	Certification of A. Chad Fitzhugh (Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	A Current Report on Form 8-K dated November 1, 2002 was filed during the quarter ended December 29, 2002 reporting under Item 5 that the Company had entered into a definitive agreement to acquire the business of Ninety Nine Restaurant and Pub.

*	Previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

O’CHARLEY’S INC

Date: April 3, 2003	By:	/s/ Gregory L. Burns

Gregory L. Burns Chief Executive Officer and Chairman of the Board

Certification of Chief Executive Officer

I, Gregory L. Burns, certify that:

1.     I have reviewed this annual report on Form 10-K/A of O’Charley’s Inc;

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

April 3, 2003

/s/ Gregory L. Burns

Chief Executive Officer

Certification of Chief Financial Officer

I, A. Chad Fitzhugh, certify that:

1.     I have reviewed this annual report on Form 10-K/A of O’Charley’s Inc;

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

April 3, 2003

/s/ A. Chad Fitzhugh

Chief Financial Officer