Form 10-Q
period 2003-04-20
O CHARLEYS INC
filed 2003-06-04
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 20, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 29, 2003

Common Stock, no par value	20,205,421 shares

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended April 20, 2003

Index

		Page No.

Part I — Financial Information
Item 1.	Consolidated financial statements (unaudited):
	Consolidated balance sheets as of April 20, 2003 and December 29, 2002	3
	Consolidated statements of earnings for the 16 weeks ended April 20, 2003 and April 21, 2002	4
	Consolidated statements of cash flows for the 16 weeks ended April 20, 2003 and April 21, 2002	5
	Notes to unaudited consolidated financial statements	6
Item 2.	Management's discussion and analysis of financial condition and results of operations	11
Item 3.	Quantitative and qualitative disclosures about market risk	19
Item 4.	Controls and procedures	19
Part II — Other Information
Item 6.	Exhibits and reports on Form 8-K	20
Signatures		21

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 20,	December 29,
	2003	2002

	(In thousands, except
	share data)
Assets
Current Assets:
Cash and cash equivalents	$3,143	$8,311
Accounts receivable	7,054	4,800
Inventories	23,079	18,300
Deferred income taxes	4,639	4,255
Short-term notes receivable	2,950	2,950
Other current assets	4,661	2,288

Total current assets	45,526	40,904
Property and Equipment, net	444,309	381,553
Goodwill	91,057	—
Other Intangible Assets	25,921	—
Other Assets	14,419	6,334

	$621,232	$428,791

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$17,381	$13,284
Accrued payroll and related expenses	12,954	13,328
Accrued expenses	16,691	10,387
Deferred revenue	6,434	8,712
Federal, state and local taxes	9,011	8,595
Current portion of long-term debt and capitalized leases	18,685	8,015

Total current liabilities	81,156	62,321
Deferred Income Taxes	7,451	7,796
Other Liabilities	6,112	4,623
Long-Term Debt, net	210,658	98,164
Capitalized Lease Obligations, net	32,635	25,923
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 20,152,501 in 2003 and 18,838,826 in 2002	162,989	116,171
Accumulated other comprehensive loss, net of tax	(816)	(931)
Unearned compensation	(2,573)	—
Retained earnings	123,620	114,724

Total shareholders’ equity	283,220	229,964

	$621,232	$428,791

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
16 Weeks Ended April 20, 2003 and April 21, 2002
(Unaudited)

	2003	2002

	(In thousands, except
	per share data)
Revenues:
Restaurant sales	$213,282	$148,220
Commissary sales	1,802	1,412

	215,084	149,632

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	59,307	43,013
Payroll and benefits	69,202	46,491
Restaurant operating costs	38,807	24,905
Cost of commissary sales	1,692	1,322
Advertising, general and administrative expenses	16,399	10,793
Depreciation and amortization	9,959	7,363
Pre-opening costs	2,381	1,799

	197,747	135,686

Income from Operations	17,337	13,946
Other (Income) Expense:
Interest expense, net	3,747	1,720
Other, net	(43)	(123)

	3,704	1,597

Earnings Before Income Taxes	13,633	12,349
Income Taxes	4,737	4,291

Earnings Before Cumulative Effect of Change in Accounting Principle	8,896	8,058
Cumulative Effect of Change in Accounting Principle	—	(6,123)

Net Earnings	$8,896	$1,935

Basic Earnings per Common Share:
Earnings before cumulative effect of change in accounting principle	$0.43	$0.43
Cumulative effect of change in accounting principle	—	(0.33)

Net earnings	$0.43	$0.10

Weighted average common shares outstanding	20,795	18,536

Diluted Earnings per Common Share:
Earnings before cumulative effect of change in accounting principle	$0.41	$0.41
Cumulative effect of change in accounting principle	—	(0.31)

Net earnings	$0.41	$0.10

Weighted average common shares outstanding	21,818	19,728

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
16 Weeks Ended April 20, 2003 and April 21, 2002
(Unaudited)

	2003	2002

	(In thousands)
Cash Flows from Operating Activities:
Net earnings	$8,896	$1,935
Cumulative effect of change in accounting principle, net of tax	—	6,123
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization, property and equipment	9,959	7,363
Amortization of debt issuance costs	309	74
Compensation expense related to restricted stock plans	248	207
Provision for deferred income taxes	—	855
(Gain) loss on the sale and disposal of assets	124	(83)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(966)	(866)
Inventories	(1,723)	(5,414)
Other current assets	(632)	(426)
Accounts payable	1,613	(729)
Deferred revenue	(5,973)	(2,334)
Accrued payroll and other accrued expenses	(1,034)	(448)
Tax benefit derived from exercise of stock options	506	657

Net cash provided by operating activities	11,327	6,914
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(19,387)	(25,474)
Proceeds from the sale of assets	10	1,637
Acquisition of company, net of cash acquired	(113,781)	—
Note receivable	—	(925)
Other, net	90	(222)

Net cash used in investing activities	(133,068)	(24,984)
Cash Flows from Financing Activities:
Proceeds from long-term debt	220,500	12,799
Payments on long-term debt and capitalized lease obligations	(101,291)	(2,550)
Debt issuance costs	(4,515)	—
Exercise of incentive stock options and issuances under stock purchase plan	1,879	2,184

Net cash provided by financing activities	116,573	12,433

Decrease in Cash	(5,168)	(5,637)
Cash at Beginning of the Period	8,311	6,369

Cash at End of the Period	$3,143	$732

Supplemental disclosures:
Cash paid for interest	$7,621	$1,318

Cash paid for income taxes	$5,787	$3,389

Additions to capitalized lease obligations	$10,667	$—

Effect of acquisition:
Fair value of assets acquired	$43,671
Purchase price in excess of the net assets acquired (goodwill)	91,057
Other intangible assets	26,496
Less fair value of liabilities assumed	(770)

Purchase price of acquisitions	160,454
Less value of stock issued	(41,153)
Less cash acquired	(5,520)

Net cash paid for acquisition and related transaction costs	$113,781

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16 Weeks Ended April 20, 2003 and April 21, 2002

A.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of 16 weeks and the remaining three quarters consisting of twelve weeks each. Both fiscal 2003 and 2002 consist of fifty-two weeks each.

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

     These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 29, 2002.

B.   NET EARNINGS PER COMMON SHARE AND STOCK BASED COMPENSATION

     Basic net earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and diluted net earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of options outstanding.

     Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted earnings per share calculation.

	16 weeks ended

	April 20,	April 21,
	2003	2002

Weighted average common shares outstanding	20,795	18,536
Incremental stock option shares outstanding	1,023	1,192

Weighted average diluted common shares outstanding	21,818	19,728

     Options for approximately 1,120,000 shares were excluded from the 2003 16 week diluted weighted average common share calculation due to these shares being anti-dilutive. No anti-dilutive options were excluded from the 2002 16 week diluted weighted average common share calculation.

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on first quarter net earnings if the fair-value-based method had been applied to awards that were granted in each period.

	2003	2002

	(in thousands)
Net earnings, as reported	$8,896	$1,935
Add stock-based employee compensation expense included in reported net earnings, net of tax	162	136
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(935)	(839)

Pro forma net earnings	$8,123	$1,232

Earnings per share:
Basic — as reported	$0.43	$0.10
Basic — pro forma	$0.39	$0.07
Diluted — as reported	$0.41	$0.10
Diluted — pro forma	$0.37	$0.06

     During the first quarter of 2003, the Company granted approximately 1.1 million stock options to various individuals within the Company. These options have vesting periods ranging from 2 to 5 years and have a weighted average exercise price of $21.07.

C.   ASSET IMPAIRMENT AND EXIT COSTS

     As discussed in Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 29, 2002, the Company incurred charges during the third quarter of fiscal 2001 for asset impairment of approximately $5.0 million and exit costs totaling approximately $800,000 related to our decision to close five restaurants. We closed one store during the fourth quarter of 2001, two stores during the first quarter of 2002, one store during the third quarter of 2002 and one store during the first quarter of 2003. During the quarter ended April 20, 2003, the Company paid exit costs totaling approximately $188,000. The remaining balance of the accrual at April 20, 2003 was approximately $348,000.

D.   DERIVATIVE INSTRUMENTS

     At April 20, 2003, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $20 million that effectively convert an equal portion of its debt from a floating rate to a fixed rate. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates. The fair value of the Company’s derivative financial instruments at April 20, 2003 is a liability of $1.2 million compared to $1.4 million at December 29, 2002, which is included in other liabilities on the consolidated balance sheet. The fair value adjustment resulted in the recognition of an unrealized gain of $115,000, net of related income taxes of $70,000, in accumulated other comprehensive loss in 2003.

E.   COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and other comprehensive income/loss items attributable to unrealized gains and losses on derivative financial instruments and unrealized gains and losses on available for sale securities. Other comprehensive gain items, net of tax, for the first quarter of 2003 were $115,000. Total comprehensive income for the 16-week period ended April 20, 2003 and April 21, 2002 was $9.0 million and $1.9 million, respectively,

F.   RESTRICTED STOCK UNIT GRANTS

     In the first quarter of 2002, the Company granted approximately 84,000 restricted stock units to certain executive officers and members of senior management in order to provide retention incentives and to encourage them to meet and exceed budgeted increases in targeted performance criteria. Each restricted stock unit represents the right to receive one share of the

Company’s common stock. For each of fiscal years 2002, 2003, and 2004, the compensation committee of the board of directors will establish performance criteria related to targeted earnings per share. If the annual performance targets are achieved, one-third of the restricted stock units will vest in that year and the Company will issue the corresponding number of common shares to the individuals. In the event the performance criteria are not achieved, the restricted stock units that would have vested related to that fiscal year shall not vest and all rights thereto shall terminate. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. The 2002 restricted stock unit tranche vested in 2002 due to the attainment of the applicable performance targets. No compensation cost attributable to the 2003 restricted stock units was recognized in the 16-week period ended April 20, 2003 due to the Company’s earnings in the first quarter being below its performance targets.

     During the first quarter of 2003, the Company granted approximately 134,000 shares of restricted stock to certain executives and members of senior management associated with a performance accelerated restricted stock plan in order to provide retention incentives for these individuals. The grantee’s rights in the restricted stock shall become fully vested on the sixth anniversary of the grant date. Vesting can be accelerated on the attainment of certain stock performance criteria that are measured against the total shareholder return for the Standard and Poor’s 500 Restaurant Index for the period from the grant date to the measurement date. The awards may vest as early as three years from the grant date if the stock performance criteria are met at that time. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. Upon issuance of restricted stock awards, unearned compensation is charged to stockholders’ equity for the fair value of the restricted stock and recognized as compensation expense ratably over the vesting periods, as applicable. Compensation cost related to these restricted stock awards recognized by the Company during the 16 weeks ended April 20, 2003 approximated $248,000.

G.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on December 30, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of this FASB Interpretation did not have a material impact on the Company’s consolidated financial statements or the disclosures thereto.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. It applies in the first fiscal year, or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of this Interpretation did not have an impact on the Company’s consolidated financial statements.

H.   ACQUISITION OF NINETY NINE RESTAURANT & PUB AND NEW CREDIT FACILITY

     On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub (“Ninety Nine”), a family-owned and operated casual dining chain based in Woburn, Massachusetts with operations in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The Company acquired Ninety Nine for $116 million in cash and approximately 2.35 million shares of its common stock, plus the assumption of certain liabilities. Of the stock portion of the purchase price, the Company delivered approximately 941,000 shares at closing, and will deliver approximately 408,000 shares on each of the first, second, and third anniversaries of the closing and 94,000 shares on each of the fourth and fifth anniversaries of the closing. As the passage of time is the only condition for the ultimate issuance of the common shares, all shares are assumed issued for purposes of basic and diluted earnings per share, and were valued in determining the purchase price of the acquisition. The results of operations for Ninety Nine are included in the consolidated results from January 27, 2003, the date of the acquisition.

     The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141. Ninety Nine is being operated through direct and indirect wholly owned subsidiaries of the Company.

     In order to retain and incent certain key employees of Ninety Nine, the Company has agreed to pay a total of $1 million per year, plus interest, on each of January 1, 2004, 2005, 2006 and 2007 to those individuals employed at such dates. Compensation cost recognized by the Company in the 16-week period ended April 20, 2003 approximated $230,000.

     On January 27, 2003, the Company entered into a new senior secured credit facility for the purpose of funding the cash portion of the purchase price of Ninety Nine, retiring the previous revolving credit facility and providing capital for future growth. The senior secured credit facility is secured by all tangible and intangible assets and capital stock of O’Charley’s Inc. and each of its subsidiaries. The new credit facility is comprised of a revolving credit facility in the maximum principal amount of $200 million and a term loan in the original principal amount of $100 million. The revolving credit facility matures on January 27, 2007 and the term loan matures on January 27, 2009. The term loan provides for scheduled quarterly principal amortization of $2.5 million commencing June 30, 2003 and ending March 31, 2008 and quarterly principal amortization of $16.5 million commencing June 30, 2008, with a final payment of $17.0 million due at maturity.

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

     The following table sets forth the preliminary purchase price allocation in accordance with SFAS No. 141. The information set forth below is management’s preliminary purchase price allocation, and is subject to change:

(in thousands)

Net working capital	$(2,413)
Property and equipment	42,787
Other	3,297
Purchase price in excess of the net assets acquired (goodwill)	91,057
Other indefinite life intangible assets — trademarks	25,921
Favorable operating leases	575
Estimated fair value of liabilities assumed	(770)

Purchase price of acquisition	160,454
Less value of stock issued	(41,153)
Less cash acquired	(5,520)

Net cash paid for acquisition and related transaction costs	$113,781

     The following unaudited pro forma condensed results of operations give effect to the acquisition of Ninety Nine as if such transaction had occurred at the beginning of fiscal 2002:

First Quarter 2003 and 2002 Pro Forma Earnings

	2003	2002

(in thousands, except per share data)
Total revenues	$231,268	$210,053
Earnings before income taxes	14,015	15,676
Earnings before cumulative effect of change in accounting principle	9,145	10,228
Cumulative effect of change in accounting principle	—	(6,123)

Net earnings	$9,145	$4,105

Basic earnings per share
Earnings before cumulative effect of change in accounting principle	$0.43	$0.49
Cumulative effect of change in accounting principle	—	(0.29)

Net earnings	$0.43	$0.20

Basic weighted average common shares outstanding	21,383	20,889

Diluted earnings per share
Earnings before cumulative effect of change in accounting principle	$0.41	$0.46
Cumulative effect of change in accounting principle	—	(0.28)

Net earnings	$0.41	$0.19

Diluted weighted average common shares outstanding	22,406	22,081

     The foregoing unaudited pro forma amounts are based upon certain assumptions and estimates, including, but not limited to the recognition of interest expense on debt incurred to finance the acquisition and the issuance of shares associated with the purchase price. The unaudited pro forma amounts do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption “Forward-Looking Statements/Risk Factors” in our Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended December 29, 2002. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

     At April 20, 2003, we operated 191 O’Charley’s restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia, 80 Ninety Nine Restaurant and Pub restaurants in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont, and six Stoney River restaurants in suburban Atlanta, Georgia, Chicago, Illinois, Louisville, Kentucky, and Nashville, Tennessee. O’Charley’s are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value-oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Ninety Nine Restaurant and Pub restaurants are casual dining restaurants that have earned a reputation for providing high quality food at moderate prices in a comfortable, relaxed atmosphere. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment.

     As discussed in Note H to the unaudited consolidated financial statements, on January 27, 2003, we completed the acquisition of the Ninety Nine Restaurant and Pub concept for $116 million in cash and approximately 2.35 million shares of common stock, plus the assumption of certain liabilities. The consolidated results for the first quarter of 2003 include the earnings of Ninety Nine Restaurant and Pub from January 27 through the end of the first quarter.

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

     The following table reflects information regarding the number of O’Charley’s and Stoney River restaurants during the first quarter of 2003 and 2002 and Ninety Nine restaurants since its acquisition on January 27, 2003.

	2003	2002

O’Charley’s Restaurants
In operation, beginning of period	182	161
Restaurants opened, first quarter	10	8
Restaurants closed	(1)	(2)

In operation, end of period	191	167

	2003	2002

Ninety Nine Restaurants
In operation, at date of acquisition	78
Restaurants opened, first quarter	2

In operation, end of period	80

Stoney River Restaurants
In operation, beginning of period	6	3
Restaurants opened, first quarter	—	1

In operation, end of period	6	4

     In the first quarter of 2002 we recorded a non-cash pretax charge of $9.9 million ($6.1 million net of tax or $0.31 per diluted share) as a cumulative effect of a change in accounting principle as a result of our evaluation of the goodwill carrying value of the Stoney River reporting unit. We were required to perform this evaluation upon the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 142 (“SFAS”), “Goodwill and Other Intangibles”, that dictates how companies must account for goodwill. We adopted SFAS No. 142 at December 31, 2001 and we determined that the goodwill was impaired based upon our valuation of the fair value of the Stoney River reporting unit and the fair value of its net assets, exclusive of goodwill. The write-off represented the total unamortized goodwill associated with the Stoney River acquisition.

     We completed our feasibility study on franchising our O’Charley’s restaurant concept and expect to have our first franchise agreements in place in the next twelve months. We will continue to incur certain legal and administrative expenses during the development stage of this program which will not necessarily be offset by franchising revenue. The establishment of franchising operations could have an adverse effect on our operating results until such time, if ever, as those operations begin to generate revenues in excess of their related expenses. We anticipate approximately $760,000 in expenses for this program in fiscal 2003.

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

     Payroll and Benefits includes payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries and bonuses, hourly wages for store level employees, payroll taxes, workers’ compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have an incentive bonus plan that compensates restaurant management for achieving and exceeding certain restaurant level financial targets and performance goals. In 2003, we made improvements to the insurance benefits offered to our hourly employees, which are intended to enable us to attract and retain the most qualified candidates available. We believe these improvements will result in an increase to our payroll and related costs and expenses as a percentage of restaurant sales in 2003.

     Restaurant Operating Costs includes occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization. Supplies, rent, supervisory salaries and bonuses, management training salaries, general liability and property insurance, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category.

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

     Depreciation and Amortization includes depreciation and amortization on property and equipment calculated on a straight-line basis over an estimated useful life.

     Pre-opening Costs includes operating costs and expenses incurred prior to a new restaurant opening. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur average pre-opening costs of approximately $200,000 for each new O’Charley’s and Stoney River restaurant and approximately $170,000 for each new Ninety Nine restaurant.

     The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the first quarter of 2003 and 2002 as a percentage of total revenues unless specified otherwise. Each of the first quarters was comprised of 16 weeks.

	First Quarter

	2003	2002

Revenues:
Restaurant sales	99.2%	99.1%
Commissary sales	0.8	0.9

	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales:(1)
Cost of food and beverage	27.8	29.0
Payroll and benefits	32.4	31.4
Restaurant operating costs	18.2	16.8
Cost of commissary sales (2)	0.8	0.9
Advertising, general and administrative expenses	7.6	7.2
Depreciation and amortization	4.6	4.9
Pre-opening costs	1.1	1.2
Income from Operations	8.1	9.3
Other (Income) Expense:
Interest expense, net	1.7	1.0

Earnings before Income Taxes and Cumulative Effect of Change in Accounting Principle	6.3	8.3
Income Taxes	2.2	2.9

Earnings Before Cumulative Effect of Change in Accounting Principle	4.1	5.4
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	4.1

Net Earnings	4.1%	1.3%

(1)	Shown as a percentage of restaurant sales

(2)	Cost of commissary sales as a percentage of commissary sales was 93.9% and 93.6% for the 16 weeks ended April 20, 2003 and April 21, 2002, respectively.

First Quarter of 2003 Versus First Quarter of 2002

     Total Revenues increased $65.5 million, or 43.7%, to $215.1 million for the 16 weeks ended April 20, 2003, compared to $149.6 million in the same prior-year period. This increase is primarily attributable to the inclusion of the operations of Ninety Nine restaurants for the periods subsequent to January 27, 2003. Excluding the revenues of Ninety Nine restaurants, Company revenues increased $16.9 million, or 11.3%, to $166.5 million. Overall, we believe the severe winter weather conditions in many of our markets, coupled with the uncertain U.S. economy and geopolitical environment, adversely affected restaurant sales during the first quarter of 2003.

     O’Charley’s Restaurant Sales increased $14.2 million, or 9.9%, to $158.2 million for the first quarter of 2003 compared to $144.0 million in the same prior-year period. The increase resulted from the net addition of 22 restaurants during the past 12 months, comprised of 24 new restaurants opened and the closure of two restaurants. Same store sales for the comparable O’Charley’s restaurants decreased 2.0% in the first quarter of 2003 as compared to the same prior-year period, due to a 4.7% decline in traffic counts partially offset by a 2.9% increase in the check average. As of the date of this report, O’Charley’s same store sales remain negative.

     Ninety Nine Restaurant Sales were $48.6 million for the period commencing with its acquisition on January 27, 2003 through the end of the first quarter. During that period, two new Ninety Nine restaurants opened, bringing the total restaurant base to 80 Ninety Nine restaurants. Same store sales for comparable Ninety Nine restaurants were up 0.3% compared with the same prior-year period. Same store sales, calculated as if we had owned Ninety Nine for the entire first quarter of 2003, were up approximately 1.0% compared with the same prior-year period. As of the date of this report, Ninety Nine same store sales are positive.

     Stoney River Restaurant Sales increased $2.3 million, or 54.5%, to $6.6 million for the first quarter of 2003 compared to $4.2 million in the same prior-year period. The increase primarily resulted from two new restaurants opened during the past 12 months. Same store sales for the comparable Stoney River restaurants decreased 5.6% in the first quarter of 2003, as compared to the same prior-year period. We revised our store opening plan for Stoney River and do not anticipate any new store openings for this concept in 2003 as the slowing economy has had a significant impact on higher-end steakhouses. We remain committed to expanding this concept as the economy improves.

     Commissary Sales increased approximately $390,000 to $1.8 million for the first quarter of 2003 compared to $1.4 million in the same prior-year period.

     Cost of Food and Beverage in the first quarter of 2003 increased $16.3 million, or 37.9%, to $59.3 million from $43.0 million in the first quarter of 2002. As a percentage of restaurant sales, cost of food and beverage decreased to 27.8% in the first quarter of 2003 from 29.0% in the same prior-year period. The lower food and beverage cost percentage in the first quarter is primarily attributable to an overall favorable commodity cost environment, a menu price increase taken at O’Charley’s last fall and continued commissary efficiencies. We anticipate commodity costs will remain favorable for the remainder of fiscal 2003 following normal seasonal fluctuations. However, there can be no assurance that events outside of our control will not result in increases in food and beverage costs as a percentage of restaurant sales.

     Payroll and Benefits in the first quarter of 2003 increased $22.7 million, or 48.9%, to $69.2 million from $46.5 million in the first quarter of 2002. As a percentage of restaurant sales, payroll and benefits increased to 32.4% in the first quarter of 2003 compared to 31.4% during the same prior-year period. The increase in payroll and benefit costs is primarily attributable to higher insurance costs for hourly employees, overall higher average wage rates for the Ninety Nine managers and hourly co-workers, and lower average weekly sales which increased the percentage of fixed payroll costs. Partially offsetting these increases was a decrease in store level bonus expense. We implemented improvements to the insurance benefits offered to our hourly employees for 2003 and believe the incremental cost associated with these improvements will be approximately $3.2 million in 2003. This amount may vary based upon a number of factors, including the number of employees that enroll in the new plan. We believe these improvements will result in an increase to payroll and related costs and expenses as a percentage of restaurant sales in 2003.

     Restaurant Operating Costs in the first quarter of 2003 increased $13.9 million, or 55.8%, to $38.8 million from $24.9 million in the first quarter of 2002. Restaurant operating costs, as a percentage of restaurant sales, increased to 18.2% in the first quarter of 2003 from 16.8% in the same prior-year period. The increase was primarily attributable to the higher base of stores that are leased by the Ninety Nine concept, and from higher utilities, primarily gas from increased usage due to inclement winter weather and rate increases. These increases were partially offset by lower supervisory bonus expense.

     Advertising, General and Administrative Expenses for the first quarter increased approximately $5.6 million, or 51.9%, to $16.4 million in 2003 from $10.8 million in 2002. As a percentage of total revenue, advertising, general and administrative expenses increased to 7.6% in 2003 from 7.2% in 2002. Advertising expenditures were $6.9 million in the first quarter of 2003, an increase of 48.4% from the $4.6 million expended in the same prior-year period. As a percentage of total revenue, advertising increased to 3.2% in the first quarter of 2003 from 3.1% in the first quarter of 2002. Historically Ninety Nine advertising expenditures have been lower as a percentage of total revenues than O’Charley’s. We plan to spend approximately 3.2% to 3.4% of total revenues on advertising for the remainder of fiscal 2003. General and administrative expenses were $9.5 million in the first quarter of 2003, an increase of 53.6% from the $6.2 million expended in the same prior-year period. As a percentage of total revenue, general and administrative expenses increased to 4.4% in the first quarter of 2003 from 4.1% in the same prior-year period. During the first quarter of 2003, we adopted a deferred compensation plan for the senior management of Ninety Nine that increased general and administrative costs. Moreover, we incurred additional organizational costs, primarily in salaries and related expenses, associated with operating multiple concepts, which increased general and administrative expense. Partially offsetting these increases was a decrease in bonus expense.

     Depreciation and Amortization in the first quarter of 2003 increased $2.6 million, or 35.2%, to $10.0 million from $7.4 million in the same prior-year period. As a percentage of total revenue, depreciation and amortization was 4.6% in the first quarter of 2003 compared to 4.9% during the same prior-year period. The decrease in depreciation and amortization expense as a percentage of total revenues is primarily attributable to the lower base of stores that are owned by the Ninety Nine concept.

     Pre-opening Costs were $2.4 million in the first quarter of 2003 compared to $1.8 million during the same prior-year period. As a percentage of total revenue, pre-opening costs decreased to 1.1% of total revenues during the first quarter of 2003 compared to 1.2% in the same prior-year period.

     Income from Operations in the first quarter increased $3.4 million, or 24.3%, to $17.3 million in 2003 from $13.9 million in 2002.

     Interest Expense, net increased approximately $2.0 million in the first quarter of 2003 to $3.7 million from $1.7 million in 2002. Interest expense has increased due to increased borrowings primarily incurred to finance the acquisition of Ninety Nine coupled with higher average interest rates under the new credit facility.

     Earnings before Income Taxes for the first quarter of 2003 increased $1.3 million, or 10.4%, to $13.6 million from $12.3 million in the same prior-year period.

     Cumulative Effect of Change in Accounting Principle, net of tax was $6.1 million, or $0.31 per diluted share, for the first quarter of 2002. This was related to our evaluation of the goodwill carrying value of the Stoney River reporting unit in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

     Diluted Weighted Shares outstanding were 21.8 million shares in the first quarter of 2003, compared to 19.7 million shares in the same prior-year period. This increase relates to the shares issued and committed to be issued in connection with the Ninety Nine acquisition. We issued approximately 941,000 shares at the closing of the acquisition and will issue the remaining approximately 1.4 million shares over the next five years. Since the remaining shares to be issued are not contingent on any future event other than the passage of time, they are included in the weighted share calculations.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations, borrowings under the credit facility, capitalized lease obligations and sales of common stock. Our principal capital needs have historically arisen from the purchase and development of new restaurants, equipment replacement, improvements to existing restaurants and acquisitions.

     Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, and does not indicate a lack of liquidity. We expect to meet obligations as they come due through cash provided by operations and borrowings under its credit facility. As of April 20, 2003, the working capital deficiency was $35.6 million compared to $21.4 million at December 29, 2002. The total net decrease in cash was $5.2 million during the first quarter of 2003.

     Net cash provided by operations for the first quarter of 2003 was $11.3 million compared to $6.9 million in the same prior-year period. Other sources of cash during the first quarter of 2003 came from incremental borrowings of $122.5 million under the new credit facility and $1.9 million of proceeds from the exercise of stock options. Additionally, we financed $10.7 million in new restaurant equipment through capitalized lease obligations.

     Property and equipment expenditures were $19.4 million in the first quarter of 2003, excluding new restaurant equipment financed through capitalized lease obligations. These additions were associated primarily with 10 new O’Charley’s restaurants and two new Ninety Nine restaurants opened during the first quarter of 2003, restaurants under construction at April 20, 2003, improvements to existing restaurants and property purchases for stores expected to open later in 2003 and in 2004.

     Our capital budget includes approximately $60 to $65 million capital expenditures, excluding new restaurant equipment financed through capitalized lease obligations, for the remainder of 2003. These expenditures are for 17 to 18 additional O’Charley’s restaurants and approximately seven additional Ninety Nine restaurants which are expected to open later in 2003, and improvements to existing O’Charley’s and Ninety Nine restaurants. As of April 20, 2003, we had 13 O’Charley’s restaurants and one Ninety Nine restaurant under construction. There can be no assurance that actual capital expenditures for the remainder of 2003 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites.

     On January 27, 2003, we consummated the acquisition of Ninety Nine Restaurant and Pub for $116.0 million in cash and approximately 2.35 million shares of common stock, plus the assumption of certain liabilities of Ninety Nine. Of the stock portion of the purchase price, we delivered approximately 941,000 shares at closing, and will deliver approximately 408,000 shares on each of the first, second and third anniversaries of the closing and 94,000 shares on each of the fourth and fifth anniversaries of the closing.

     In conjunction with the acquisition of Ninety Nine, we entered into a new $300 million senior secured credit facility to fund the cash portion of the purchase price of Ninety Nine, repay the previous revolving credit facility and provide capital for future growth. The senior secured credit facility is secured by all tangible and intangible assets and capital stock of O’Charley’s Inc. and each of its subsidiaries. The new credit facility is comprised of a revolving credit facility with a maximum principal amount of $200 million and a term loan in the original principal amount of $100 million. The amount outstanding under the new credit facility was $220.5 million as of April 20, 2003. The revolving credit facility matures on January 27, 2007 and the term loan matures on January 27, 2009. The term loan provides for scheduled quarterly principal amortization of $2.5 million commencing June 30, 2003 and ending March 31, 2008 and quarterly principal amortization of $16.5 million commencing June 30, 2008, with a final payment of $17.0 million due at maturity.

     Amounts outstanding under the new revolving credit facility bear interest, at our option, at either LIBOR plus a specified margin ranging from 2.25% to 3.0% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin ranging from 1.0% to 1.75% based on certain financial ratios. Amounts outstanding under the term loan bear interest, at our option, at LIBOR plus 4.0% or the base rate plus 2.75%. During the first quarter of 2003, the effective interest rate was 4.0% on the revolving credit facility and 5.3% on the term loan. The weighted average interest rate on the outstanding borrowings under the facility during the first quarter of 2003 was 5.0%, compared to 3.6% during the same prior-year period. The new credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants relating to maximum adjusted debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) ratio, maximum leverage, minimum fixed charge coverage ratio, minimum asset coverage ratio and minimum capital expenditures ratio.

     As of April 20, 2003, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $20.0 million of the outstanding debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on the credit facility. The swap agreements expire as follows: $10.0 million in January 2004 and $10.0 million in January 2006.

     Based upon the current level of operations and anticipated growth, we believe that available cash flow from operations, combined with the available borrowings under the new credit facility and capitalized lease arrangements, will be adequate to meet the anticipated future requirements for working capital, capital expenditures and scheduled payments under the new loan facility through at least December 2003. We have historically produced sufficient cash flow from operations to supplement our capital needs each year. Our ability to meet those capital needs are highly dependent on our ability to continue to generate sufficient cash from operations and there can be no assurance that we will continue to do so. We continually review our capital structure to determine the optimum structure to fund our operations and anticipated growth. This may result in repaying from time to time amounts outstanding under the credit facility through public or private issuances of debt or equity securities or through a sale-leaseback of certain O’Charley’s properties. In addition, our growth strategy includes possible acquisitions or strategic joint ventures. Any acquisitions, joint ventures or other growth opportunities may require additional external financing. There can be no assurances that such sources of financing will be available to us or that any such financing would not negatively impact our earnings.

Critical Accounting Policies

     In our Form 10-K/A Amendment No. 1 for the year ended December 29, 2002, we identified our critical accounting policies related to property and equipment, excess of cost over fair value of net assets acquired (goodwill), and impairment of long-lived assets. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 16 weeks of fiscal 2003, our previously identified critical accounting policies have not changed, except that our accounting policies related to goodwill also now encompass the $25.9 million indefinite life intangible asset of trademarks resulting from our acquisition of Ninety Nine.

Contractual Obligations

     The tables below set forth our contractual obligations and commercial commitments at April 20, 2003. Other than the items listed, no other material changes have occurred in our contractual obligations and commercial commitments since December 29, 2002.

	Payments Due by Period
Contractual
Obligations	Total	1 Yr	2-3 Yrs	4-5 Yrs	Thereafter

	(in thousands)
Long-term debt	$220,675	$10,017	$20,039	$140,542	$50,077
Capitalized lease obligations(1)	45,492	9,976	19,771	11,002	4,743

	Amount of Commitment Expiration per Period
Other Commercial
Commitments	Total Committed	1 Yr	2-3 Yrs	4-5 Yrs	Thereafter

	(in thousands)
Line of credit(2)	$200,000	$—	$—	$200,000	$—
Term loan(3)	100,000	10,000	20,000	20,000	50,000

Total commercial commitments	$300,000	$10,000	$20,000	$220,000	$50,000

(1)	Capitalized lease obligations include the interest expense component.

(2)	This pertains to our new Credit Facility of which $120.5 million is included in long-term debt above.

(3)	This pertains to our new Credit Facility of which $100.0 million is included in long-term debt above.

Other Accounting Matters

     As discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 29, 2002, we account for our stock option plans in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25 (“APB 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock on the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. We currently apply the provisions of APB 25 to account for our stock option plans. Stock options issued to date pursuant to our stock option plans have had no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. We have provided in Note B in the notes to the unaudited consolidated financial statements pro forma net earnings and pro forma earnings per share disclosures for employee stock compensation in the first quarter of 2003 and 2002 as if the fair-value-based method defined in SFAS 123 had been applied.

     As of April 20, 2003, we had options to purchase approximately 4.6 million shares of common stock outstanding at an average option price of $14.14 per share. In the event that accounting rules associated with stock options were to change to require all entities to use the fair value based method of accounting prescribed by SFAS 123, or were we to voluntarily elect to apply such methods, our consolidated statement of earnings would be impacted. The Financial Accounting Standards Board is currently considering a new accounting model for stock based compensation under which the value of such instruments would be reflected in the income statement.

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

     As an additional method of managing our interest rate exposure on our revolving credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At April 20, 2003, we had in effect $20.0 million in swaps at an average fixed rate of 5.6%, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006.

Item  4.   Controls and Procedures

     O’Charley’s management, including the Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II — OTHER INFORMATION

Item  6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

No.	Description

99.1	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (A signed original of the written statement required by Section 906 has been provided to O’Charley’s Inc. and will be retained by O’Charley’s Inc. and furnished to the Securities and Exchange Commission upon request)

99.2	Certification of A. Chad Fitzhugh, Chief Financial Officer of O’Charley’s, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (A signed original of the written statement required by Section 906 has been provided to O’Charley’s Inc. and will be retained by O’Charley’s Inc. and furnished to the Securities and Exchange Commission upon request)

(b)	Reports on Form 8-K

On January 29, 2003, the Company filed and furnished to the SEC a report on Form 8-K (Items 2, 7 and 9) which announced the consummation of the acquisition of the business of Ninety Nine Restaurant and Pub, and which included the Company’s related press release.

On February 11, 2003, the Company furnished to the SEC a report on Form 8-K (Item 9) which contained its press release announcing the Company’s results of operations for the fourth quarter and year ended December 29, 2002.

On March 27, 2003, the Company filed a report on Form 8-K/A (Item 7) including the following financial statements and pro forma financial information relating to the acquisition of Ninety Nine Restaurant and Pub:

Combined Financial Statements of Ninety Nine Restaurant and Pub:
Independent Auditors’ Report
Combined Balance Sheets as of June 30, 2002 and June 24, 2001
Combined Statements of Earnings for the years ended June 30, 2002 and June 24, 2001
Combined Statements of Shareholders’ Equity and Comprehensive Income for the years ended June 30, 2002 and June 24, 2001
Combined Statements of Cash Flows for the years ended June 30, 2002 and June 24, 2001
Notes to Combined Financial Statements

Unaudited Combined Financial Statements of Ninety Nine Restaurant and Pub:
Unaudited Combined Balance Sheet as of December 29, 2002
Unaudited Combined Statements of Earnings for the six months ended December 29, 2002 and December 30, 2001
Unaudited Combined Statements of Cash Flows for the six months ended December 29, 2002 and December 30, 2001
Notes to Unaudited Condensed Combined Financial Statements

Unaudited Pro Forma Consolidated Financial Statements of O’Charley’s Inc. and Ninety Nine Restaurant and Pub:
Unaudited Pro Forma Consolidated Balance Sheet as of December 29, 2002
Unaudited Pro Forma Consolidated Statements of Earnings for the year ended December 29, 2002
Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

     On March 28, 2003, the Company furnished to the SEC a report on Form 8-K (Item 9) which contained its press release announcing updated sales and earnings trends for the first quarter ended April 20, 2003.

     Information furnished under Item 9 of our reports on Form 8-K, including the related exhibits, is not incorporated be reference in this Quarterly Report on Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Date: June 4, 2003	By:	/s/ Gregory L. Burns Gregory L. Burns Chief Executive Officer

Date: June 4, 2003	By:	/s/ A. Chad Fitzhugh A.Chad Fitzhugh Chief Financial Officer

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

June 4, 2003

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

June 4, 2003

/s/ A. Chad Fitzhugh Chief Financial Officer