Form 10-Q
period 2003-07-13
O CHARLEYS INC
filed 2003-08-27
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 13, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 22, 2003

Common Stock, no par value	20,815,890 shares

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended July 13, 2003

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	July 13,	December 29,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$5,961	$8,311
Accounts receivable	6,859	4,800
Inventories	20,388	18,300
Deferred income taxes	4,723	4,255
Short-term notes receivable	2,950	2,950
Other current assets	7,055	2,288

Total current assets	47,936	40,904
Property and Equipment, net	458,741	381,553
Goodwill	91,522	—
Other Intangible Assets	25,921	—
Other Assets	13,591	6,334

	$637,711	$428,791

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$19,708	$13,284
Accrued payroll and related expenses	13,052	13,328
Accrued expenses	17,318	10,387
Deferred revenue	5,948	8,712
Federal, state and local taxes	7,731	8,595
Current portion of long-term debt and capitalized leases	18,972	8,015

Total current liabilities	82,729	62,321
Deferred Income Taxes	9,511	7,796
Other Liabilities	7,466	4,623
Long-Term Debt, net	207,654	98,164
Capitalized Lease Obligations, net	36,007	25,923
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 22,135,328 in 2003 and 18,838,826 in 2002	167,891	116,171
Accumulated other comprehensive loss, net of tax	(808)	(931)
Unearned compensation	(2,472)	—
Retained earnings	129,733	114,724

Total shareholders’ equity	294,344	229,964

	$637,711	$428,791

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
12 Weeks Ended July 13, 2003 and July 14, 2002
(In thousands, except per share data)

(Unaudited)

	2003	2002

Revenues:
Restaurant sales	$178,011	$113,906
Commissary sales	1,203	1,235

	179,214	115,141

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	51,359	32,678
Payroll and benefits	59,082	35,687
Restaurant operating costs	32,054	19,494
Cost of commissary sales	1,131	1,152
Advertising, general and administrative expenses	12,663	8,573
Depreciation and amortization	8,647	5,961
Pre-opening costs	1,574	1,150

	166,510	104,695

Income from Operations	12,704	10,446
Other (Income) Expense:
Interest expense, net	3,413	1,264
Other, net	(80)	25

	3,333	1,289

Earnings Before Income Taxes	9,371	9,157
Income Taxes	3,256	3,182

Net Earnings	$6,115	$5,975

Basic Earnings per Common Share:
Net earnings	$0.28	$0.32

Weighted average common shares outstanding	21,803	18,685

Diluted Earnings per Common Share:
Net earnings	$0.27	$0.30

Weighted average common shares outstanding	22,733	19,952

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
28 Weeks Ended July 13, 2003 and July 14, 2002
(In thousands, except per share data)

(Unaudited)

	2003	2002

Revenues:
Restaurant sales	$391,293	$262,126
Commissary sales	3,005	2,647

	394,298	264,773

Cost and Expenses:
Cost of restaurant sales:
Cost of food and beverage	110,840	75,857
Payroll and benefits	128,284	82,178
Restaurant operating costs	70,687	44,233
Cost of commissary sales	2,823	2,474
Advertising, general and administrative expenses	29,061	19,366
Depreciation and amortization	18,606	13,324
Pre-opening costs	3,956	2,949

	364,257	240,381

Income from Operations	30,041	24,392
Other (Income) Expense:
Interest expense, net	7,161	2,984
Other, net	(123)	(98)

	7,038	2,886

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	23,003	21,506
Income Taxes	7,994	7,473

Earnings Before Cumulative Effect of Change in Accounting Principle	15,009	14,033
Cumulative Effect of Change in Accounting Principle, net of tax	—	(6,123)

Net Earnings	$15,009	$7,910

Basic Earnings per Share:
Earnings before Cumulative Effect of Change in Accounting Principle	$0.71	$0.75
Cumulative Effect of Change in Accounting Principle, net of tax	—	(0.33)

Net Earnings	$0.71	$0.43

Weighted Average Common Shares Outstanding	21,227	18,600

Diluted Earnings per Share:
Earnings Before Cumulative Effect of Change in Accounting Principle	$0.68	$0.71
Cumulative Effect of Change in Accounting Principle, net of tax	—	(0.31)

Net Earnings	$0.68	$0.40

Weighted Average Common Shares Outstanding	22,210	19,824

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
28 Weeks Ended July 13, 2003 and July 14, 2002
(In thousands)
(Unaudited)

	2003	2002
Cash Flows from Operating Activities:
Net earnings	$15,009	$7,910
Cumulative effect of change in accounting principle, net of tax	—	6,123
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization, property and equipment	18,606	13,324
Amortization of debt issuance costs	595	125
Compensation expense related to restricted stock plans	349	—
Provision for deferred income taxes	1,971	1,964
Gain on the sale and disposal of assets	(11)	(65)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(771)	(1,323)
Inventories	968	(2,814)
Other current assets	(3,026)	(1,515)
Accounts payable	3,940	2,324
Deferred revenue	(6,459)	(2,459)
Accrued payroll and other accrued expenses	(1,155)	4,753
Tax benefit derived from exercise of stock options	3,392	920

Net cash provided by operating activities	33,408	29,267
Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(36,587)	(43,355)
Proceeds from the sale of assets	1,334	1,637
Acquisition of company, net of cash acquired	(114,247)	—
Note receivable	—	(925)
Other, net	683	91

Net cash used in investing activities	(148,817)	(42,552)
Cash Flows from Financing Activities:
Proceeds from long-term debt	224,500	10,000
Payments on long-term debt and capitalized lease obligations	(110,763)	(4,478)
Debt issuance costs	(4,573)	—
Exercise of incentive stock options and issuances under stock purchase plan	3,895	3,312

Net cash provided by financing activities	113,059	8,834

Net decrease in Cash	(2,350)	(4,451)
Cash at Beginning of the Period	8,311	6,369

Cash at End of the Period	$5,961	$1,918

Supplemental disclosures:
Cash paid for interest	$11,089	$3,151

Cash paid for income taxes	$7,329	$3,878

Additions to capitalized lease obligations	$16,794	$—

Effect of acquisition:
Fair value of assets acquired	$43,672
Purchase price in excess of the net assets acquired (goodwill)	91,522
Other intangible assets	26,496
Less fair value of liabilities assumed	(770)

Purchase price of acquisitions	160,920
Less value of stock issued	(41,153)
Less cash acquired	(5,520)

Net cash paid for acquisition and related transaction costs	$114,247

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12 and 28 Weeks Ended July 13, 2003 and July 14, 2002

A. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each. Both fiscal 2003 and 2002 consist of fifty-two weeks each.

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

     These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2002.

B. NET EARNINGS PER COMMON SHARE AND STOCK BASED COMPENSATION

     Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of options outstanding.

     Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted earnings per share calculation.

	12 weeks ended		28 weeks ended

	July 13,	July 14,	July 13,	July 14,
	2003	2002	2003	2002

Weighted average common shares outstanding	21,803	18,685	21,227	18,600
Incremental stock option shares outstanding	930	1,267	983	1,224

Weighted average diluted common shares outstanding	22,733	19,952	22,210	19,824

     Options for approximately 1.4 million shares were excluded from the 2003 12 and 28 week diluted weighted average common share calculation due to these shares being anti-dilutive. Options for approximately 62,000 shares were excluded from the 2002 12 and 28 week diluted weighted average common share calculation due to these shares being anti-dilutive.

     The Company has elected to continue to apply the intrinsic-value-based method of accounting pursuant to APB Opinion 25, and has adopted only the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. The following table illustrates the effect on net earnings for the 12 and 28-week periods ended July 13, 2003 and July 14, 2002 if the fair-value-based method had been applied to awards that were granted in each period:

	12 Weeks Ended		28 Weeks Ended

	July 13,	July 14,	July 13,	July 14,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net earnings, as reported	$6,115	$5,975	$15,009	$7,910
Add stock-based employee compensation expense included in reported net earnings, net of tax	66	63	228	199
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(645)	(590)	(1,580)	(1,429)

Pro forma net earnings	$5,536	$5,448	$13,657	$6,680

Earnings per share:
Basic-as reported	$0.28	$0.32	$0.71	$0.43
Basic-pro forma	$0.25	$0.29	$0.64	$0.36
Diluted-as reported	$0.27	$0.30	$0.68	$0.40
Diluted-pro forma	$0.24	$0.27	$0.62	$0.34

     During the first 28 weeks of 2003, the Company granted approximately 1.1 million stock options to various individuals within the Company. These options have vesting periods ranging from two to five years and have a weighted average exercise price of $21.07.

C. ASSET IMPAIRMENT AND EXIT COSTS

     As discussed in Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2002, the Company incurred charges during the third quarter of fiscal 2001 for asset impairment of approximately $5.0 million and exit costs totaling approximately $800,000 related to our decision to close five restaurants. We closed one store during the fourth quarter of 2001, two stores during the first quarter of 2002, one store during the third quarter of 2002 and one store during the first quarter of 2003. During the quarter ended July 13, 2003, the Company paid exit costs totaling approximately $45,000. During the first 28 weeks of 2003, the Company paid exit costs totaling approximately $233,000. The remaining balance of the accrual at July 13, 2003, which primarily represents the Company’s estimate of its remaining net lease obligations related to the closed stores, was approximately $300,000.

D. DERIVATIVE INSTRUMENTS

     At July 13, 2003, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $20 million that effectively convert an equal portion of the Company’s debt from a floating rate to a fixed rate. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates. The fair value of the Company’s derivative financial instruments at July 13, 2003 is a liability of $1.2 million compared to a liability of $1.4 million at December 29, 2002, which is included in other liabilities on the consolidated balance sheet. The fair value adjustment resulted in the recognition of an unrealized gain of $198,000, net of related income taxes of $76,000, in accumulated other comprehensive loss in 2003.

E. COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and other comprehensive income/loss items attributable to unrealized gains and losses on derivative financial instruments and unrealized gains and losses on available for sale securities. The components of total comprehensive income for all periods presented are as follows:

	12 Weeks Ended		28 Weeks Ended

	July 13,	July 14,	July 13,	July 14,
	2003	2002	2003	2002

	(in thousands)
Net income	$6,115	$5,975	$15,009	$7,910
Other comprehensive income (loss), net of tax	7	(270)	123	(270)

Total comprehensive income	$6,122	$5,705	$15,132	$7,640

F. RESTRICTED STOCK UNIT GRANTS

     In the first quarter of 2002, the Company granted approximately 84,000 restricted stock units to certain executive officers and members of senior management in order to provide retention incentives and to incentivize them to meet and exceed budgeted increases in targeted performance criteria. Each restricted stock unit represents the right to receive one share of the Company’s common stock. For each of fiscal years 2002, 2003, and 2004, the compensation committee of the board of directors will establish performance criteria related to targeted earnings per share. If the annual performance targets are achieved, one-third of the restricted stock units will vest in that year and the Company will issue the corresponding number of common shares to the individuals. In the event the performance criteria are not achieved, the restricted stock units that would have vested related to that fiscal year shall not vest and all rights thereto shall terminate. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. The 2002 restricted stock unit tranche vested in 2002 due to the attainment of the applicable performance targets. No compensation cost attributable to the 2003 restricted stock units was recognized in the 12 and 28 week periods ended July 13, 2003 due to the Company’s earnings being below the established performance criteria.

     During the first quarter of 2003, the Company granted approximately 134,000 shares of restricted stock to certain executives and members of senior management associated with a performance accelerated restricted stock plan in order to provide retention incentives for these individuals. The grantee’s rights in the restricted stock shall become fully vested on the sixth anniversary of the grant date. Vesting can be accelerated on the attainment of certain stock performance criteria that are measured against the total shareholder return for the Standard and Poor’s 500 Restaurant Index for the period from the grant date to the measurement date. The awards may vest as early as three years from the grant date if the stock performance criteria are met at that time. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. Upon issuance of restricted stock awards, unearned compensation is charged to shareholders’ equity for the fair value of the restricted stock and recognized as compensation expense ratably over the vesting periods, as applicable. Compensation cost related to these restricted stock awards recognized by the Company during the 12 and 28-week periods ended July 13, 2003 approximated $101,000 and $349,000, respectively.

G. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. It applies in the first fiscal year, or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of this Interpretation has not had an impact on the Company’s consolidated financial statements or the disclosures thereto.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 14, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements or the disclosures thereto.

H. ACQUISITION OF NINETY NINE RESTAURANT & PUB AND NEW CREDIT FACILITY

     On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub (“Ninety Nine”), a family-owned and operated casual dining chain based in Woburn, Massachusetts with operations in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The Company acquired Ninety Nine for $116 million in cash and approximately 2.35 million shares of its common stock, plus the assumption of certain liabilities. The cash portion of the purchase price is subject to adjustment based on the consolidated net book value of Ninety Nine on the closing date. Of the stock portion of the purchase price, the Company delivered approximately 941,000 shares at closing, and will deliver approximately 408,000 shares on each of the first, second, and third anniversaries of the closing and 94,000 shares on each of the fourth and fifth anniversaries of the closing. As the passage of time is the only condition for the ultimate issuance of the common shares, all shares are assumed issued for purposes of basic and diluted earnings per share, and were valued in determining the purchase price of the acquisition. The results of operations for Ninety Nine are included in the consolidated results from January 27, 2003, the date of the acquisition.

     The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141. Ninety Nine is being operated through direct and indirect wholly owned subsidiaries of the Company.

     In order to retain and incentivize certain key employees of Ninety Nine, the Company agreed to pay a total of $1 million per year, plus interest, on each of January 1, 2004, 2005, 2006 and 2007 to those key employees of Ninety Nine who continue to be employed at such dates. Compensation cost recognized by the Company in the 12 and 28 week periods ended July 13, 2003 approximated $261,000 and $490,000, respectively.

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

     The following table sets forth the preliminary purchase price allocation in accordance with SFAS No. 141. The information set forth below is management’s preliminary purchase price allocation, and is subject to change:

(in thousands)
Net working capital	$(2,412)
Property and equipment	42,787
Other	3,297
Purchase price in excess of the net assets acquired (goodwill)	91,522
Other indefinite life intangible assets – trademarks	25,921
Favorable operating leases	575
Estimated fair value of liabilities assumed	(770)

Purchase price of acquisition	160,920
Less value of stock issued	(41,153)
Less cash acquired	(5,520)

Net cash paid for acquisition and related transaction costs	$114,247

     The following unaudited pro forma condensed results of operations give effect to the acquisition of Ninety Nine as if such transaction had occurred at the beginning of fiscal 2002:

Second Quarter and First 28 weeks 2003 and 2002	Second Quarter		First 28 Weeks

Pro Forma Earnings:	2003	2002	2003	2002

	(in thousands, except per share data)
Total revenues	$179,214	$160,458	$410,282	$370,511
Earnings before income taxes	9,371	11,962	23,386	27,639
Earnings before cumulative effect of change in accounting principle	6,115	7,806	15,260	18,034
Cumulative effect of change in accounting principle	—	—	—	(6,123)

Net earnings	$6,115	$7,806	$15,260	$11,911

Basic earnings per share
Earnings before cumulative effect of change in accounting principle	$0.28	$0.37	$0.71	$0.86
Cumulative effect of change in accounting principle	—	—	—	(0.29)

Net earnings	$0.28	$0.37	$0.71	$0.57

Basic weighted average common shares outstanding	21,803	21,038	21,563	20,953

Diluted earnings per share
Earnings before cumulative effect of change in accounting principle	$0.27	$0.35	$0.68	$0.81
Cumulative effect of change in accounting principle	—	—	—	(0.28)

Net earnings	$0.27	$0.35	$0.68	$0.54

Diluted weighted average common shares outstanding	22,733	22,305	22,546	22,177

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the Company’s ability to successfully implement sales building initiatives at the O’Charley’s concept and increase comparable store sales; the ability to successfully integrate the Ninety Nine Restaurant & Pub acquisition; the possible adverse effect that the war with Iraq or other hostilities may have on our results of operations; the possible adverse effect on our sales of any decrease in consumer spending; the effect of increased competition; and the effect that any increases in food, labor and other expenses, including those associated with the sales building initiatives, may have on our results of operations; and the other risks described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 29, 2002, under the caption “Forward-looking Statements/Risks Factors” and in the Company’s other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

     At July 13, 2003, we operated 199 O’Charley’s restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee, Virginia, and West Virginia, 82 Ninety Nine Restaurant and Pub restaurants in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont, and six Stoney River restaurants in suburban Atlanta, Georgia, Chicago, Illinois, Louisville, Kentucky, and Nashville, Tennessee. O’Charley’s are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value-oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Ninety Nine Restaurant and Pub restaurants are casual dining restaurants that have earned a reputation for providing high quality food at moderate prices in a comfortable, relaxed atmosphere. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment.

     As discussed in Note H to the unaudited consolidated financial statements, on January 27, 2003, we completed the acquisition of the Ninety Nine Restaurant and Pub concept for $116 million in cash and approximately 2.35 million shares of common stock, plus the assumption of certain liabilities. The year to date consolidated results for 2003 include the earnings of Ninety Nine Restaurant and Pub since January 27, 2003.

     We operate two commissaries for the primary purpose of providing our restaurants with consistent quality food products that meet our specifications while obtaining lower prices for those items through volume purchasing. A substantial majority of the food products served in our O’Charley’s and Stoney River restaurants are distributed to the restaurants by our Nashville commissary. The commissary for Ninety Nine Restaurant and Pub distributes primarily the “center of the plate” items including red meat, poultry and seafood. In addition to purchasing food and other non-food products, the Nashville commissary manufactures certain proprietary products and both of our commissaries cut red meat into steaks in USDA-approved and inspected facilities. We believe our commissaries give us a competitive advantage in servicing our restaurants and a financial advantage. We attribute a portion of the general decrease in food cost as a percentage of our restaurant sales over the past four years to the operating leverage generated from the increased purchasing volumes and efficiencies achieved at our Nashville commissary.

     The following table reflects information regarding the number of O’Charley’s and Stoney River restaurants during the first 28 weeks of 2003 and 2002 and Ninety Nine restaurants since their acquisition on January 27, 2003.

O'Charley's Restaurants	2003	2002

In operation, beginning of period	182	161
Restaurants opened, first quarter	10	8
Restaurants opened, second quarter	8	6
Restaurants closed	(1)	(2)

In operation, end of period	199	173

Ninety Nine Restaurants	2003

In operation, at date of acquisition	78
Restaurants opened, first quarter	2
Restaurants opened, second quarter	2

In operation, end of period	82

Stoney River Restaurants	2003	2002

In operation, beginning of period	6	3
Restaurants opened, first quarter	—	1
Restaurants opened, second quarter	—	—

In operation, end of period	6	4

     During the third quarter of 2003, we plan to implement certain sales-building initiatives to increase our sales at the O’Charley’s restaurants. These initiatives include, among other things, increased advertising and certain menu price reductions designed to increase guest traffic. We estimate these sales-building initiatives may negatively affect pre-tax earnings by approximately $2.0 million over the remainder of 2003.

     In the first quarter of 2002, we recorded a non-cash pretax charge of $9.9 million ($6.1 million net of tax, or $0.31 per diluted share) as a cumulative effect of a change in accounting principle as a result of our evaluation of the goodwill carrying value of the Stoney River reporting unit. We were required to perform this evaluation upon the adoption of a new accounting standard, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles”, that dictates how companies must account for goodwill. We adopted SFAS No. 142 at December 31, 2001 and we determined that the goodwill was impaired based upon our valuation of the fair value of the Stoney River reporting unit and the fair value of its net assets, exclusive of goodwill. The write-off represented the total unamortized goodwill associated with the Stoney River acquisition.

     We have completed our feasibility study on franchising our O’Charley’s restaurant concept and are reviewing franchising opportunities. We will continue to incur legal and administrative expenses during the development stage of this program which we expect will not be offset by franchising revenue during 2003. The establishment of franchising operations could have an adverse effect on our operating results until such time, if ever, as those operations begin to generate revenues in excess of their related expenses. We anticipate approximately $665,000 in expenses for this program in fiscal 2003.

     Following is an explanation of certain items in the Company’s unaudited consolidated statements of earnings:

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

     Pre-opening Costs includes operating costs and expenses incurred prior to a new restaurant opening. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur average pre-opening costs of approximately $200,000 for each new O’Charley’s and Stoney River restaurant and approximately $130,000 for each new Ninety Nine restaurant.

     The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the second quarter and the first 28 weeks of 2003 and 2002 as a percentage of total revenues unless specified otherwise.

	Second Quarter		First 28 Weeks

	2003	2002	2003	2002

Revenues:
Restaurant sales	99.3%	98.9%	99.2%	99.0%
Commissary sales	0.7	1.1	0.8	1.0

	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	28.9	28.7	28.3	28.9
Payroll and benefits	33.2	31.3	32.8	31.4
Restaurant operating costs	18.0	17.1	18.1	16.9
Cost of commissary sales (2)	0.6	1.0	0.7	0.9
Advertising, general and administrative expenses	7.1	7.4	7.4	7.3
Depreciation and amortization	4.8	5.2	4.7	5.0
Pre-opening costs	0.9	1.0	1.0	1.1
Income from Operations	7.1	9.1	7.6	9.2
Other (Income) Expense:
Interest expense, net	1.9	1.1	1.8	1.1

Earnings before Income Taxes and Cumulative Effect of Change in Accounting Principle	5.2	8.0	5.8	8.1
Income Taxes	1.8	2.8	2.0	2.8

Earnings Before Cumulative Effect of Change in Accounting Principle	3.4	5.2	3.8	5.3
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	-2.3

Net Earnings	3.4%	5.2%	3.8%	3.0%

(1)	Shown as a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 94.0% and 93.3% for the 12 weeks ended July 13, 2003 and July 14, 2002, respectively. Cost of commissary sales as a percentage of commissary sales was 93.9% and 93.5% for the 28 weeks ended July 13, 2003 and July 14, 2002, respectively.

Second Quarter and First 28 Weeks of 2003 Versus Second Quarter and First 28 Weeks of 2002

     Total Revenues increased $64.1 million, or 55.6%, to $179.2 million for the 12 weeks ended July 13, 2003, compared to $115.1 million in the same prior-year period. This increase is primarily attributable to the inclusion of $51.1 million of sales from the operations of Ninety Nine restaurants. Excluding the revenues of Ninety Nine restaurants, revenues increased $13.0 million, or 11.3%, to $128.1 million. Revenues for the quarter were less than expected due to a decrease in same store sales at the O’Charley’s concept.

     For the first 28 weeks of 2003, total revenues increased $129.5 million, or 48.9%, to $394.3 million, compared to $264.8 million in the same prior-year period. This increase is primarily attributable to the inclusion of $99.6 million of sales from the operations of Ninety Nine restaurants since its acquisition on January 27, 2003. Excluding the revenues of Ninety Nine restaurants, revenues increased $29.9 million, or 11.3%, to $294.7 million. Overall sales for the first 28 weeks of 2003 were less than expected primarily due to lower sales at the O’Charley’s concept.

     O’Charley’s Restaurant Sales increased $11.4 million, or 10.3%, to $121.9 million for the second quarter of 2003 compared to $110.5 million in the same prior-year period. The increase resulted primarily from the net addition of 26 restaurants during the past 12 months, comprised of 28 new restaurants opened and the closure of two restaurants. Same store sales for the comparable O’Charley’s restaurants decreased 2.6% in the second quarter of 2003 and was comprised of a 3.1% decline in traffic counts partially offset by an increase in the check average. For the first two-thirds of the second quarter, same store sales for O’Charley’s were down approximately 1.3%. During the last four weeks of the quarter, and continuing into the first four weeks of the third quarter, we experienced average declines in same store sales of 4% to 5%. Based on the current trends, we anticipate continuing declines in same store sales at the O’Charley’s concept for the remainder of 2003. During the third quarter of 2003, we plan to implement certain sales-building initiatives to increase our sales at the O’Charley’s restaurants. These initiatives include, among other things, increased advertising and certain menu price reductions designed to increase guest traffic. There can be no assurance that these initiatives will result in an improvement in same store sales and the cost of these initiatives is expected to adversely affect earnings in the third and fourth quarters of 2003 by an estimated $2.0 million.

     For the first 28 weeks of 2003, O’Charley’s restaurant sales increased $25.5 million, or 10.0%, to $280.0 million, compared with $254.5 million in the same prior-year period. The increase resulted from the net addition of 26 restaurants during the past 12 months, comprised of 28 new restaurants opened and the closure of two restaurants. Same store sales for the comparable O’Charley’s decreased 2.3% in the first 28 weeks of 2003 as compared to the same prior-year period, due to a 4.0% decline in traffic counts partially offset by an increase in the check average.

     Ninety Nine Restaurant Sales were $51.1 million for the second quarter of 2003. During that period, two new Ninety Nine restaurants opened, bringing the total restaurant base to 82 Ninety Nine restaurants. Same store sales for comparable Ninety Nine restaurants were up 0.8% compared with the same prior-year period.

     For the period since its acquisition on January 27, 2003, Ninety Nine restaurant sales were $99.6 million. Same store sales for comparable Ninety Nine restaurants were up 0.6% for the 24 weeks ended July 13, 2003 compared with the same prior-year period.

     Stoney River Restaurant Sales increased $1.7 million, or 49.9%, to $5.0 million for the second quarter of 2003 compared to $3.3 million in the same prior-year period. The increase primarily resulted from two new restaurants opened during the past 12 months. Same store sales for the comparable Stoney River restaurants, which represents a base of only three stores, increased 0.1% in the second quarter of 2003, as compared to the same prior-year period. For the first 28 weeks, Stoney River restaurant sales increased $4.0 million, or 52.6%, to $11.6 million compared to $7.6 million in the same prior-year period.

     Commissary Sales for the second quarter were flat compared to the same prior-year period at $1.2 million. For the first 28 weeks of 2003, commissary sales increased approximately $360,000 to $3.0 million from $2.6 million for the same prior-year period.

     Cost of Food and Beverage in the second quarter of 2003 increased $18.7 million, or 57.2%, to $51.4 million from $32.7 million in the second quarter of 2002. As a percentage of restaurant sales, cost of food and beverage increased to 28.9% in the second quarter of 2003 from 28.7% in the same prior-year period. The higher food and beverage cost percentage in the second quarter is primarily attributable to an increase in the cost of red meat, poultry and lettuce, partially offset by a menu price increase taken at O’Charley’s in the third quarter of 2002, lower baby back rib cost and continued commissary efficiencies.

     For the first 28 weeks of 2003, cost of food and beverage increased $35.0 million, or 46.1%, to $110.8 million from $75.9 million in the same prior-year period. As a percentage of restaurant sales, cost of food and beverage decreased to 28.3% in the first 28 weeks of 2003 from 28.9% in the same prior-year period. The lower food and beverage cost percentage is primarily attributable to an overall favorable commodity cost environment versus the first 28 weeks of 2002, coupled with a menu price increase taken at O’Charley’s in the third quarter of 2003 and continued commissary efficiencies. Based on our review of the current market conditions, we anticipate higher commodity costs for the remainder of fiscal 2003.

     Payroll and Benefits in the second quarter of 2003 increased $23.4 million, or 65.6%, to $59.1 million from $35.7 million in the second quarter of 2002. As a percentage of restaurant sales, payroll and benefits increased to 33.2% in the second quarter of 2003 compared to 31.3% during the same prior-year period. For the first 28 weeks of 2003, payroll and benefits increased $46.1 million, or 56.1%, to $128.3 million from $82.2 million for the same prior-year period. As a percentage of restaurant sales, payroll and benefits increased to 32.8% for the first 28 weeks of 2003 compared to 31.4% in the same prior-year period. The increase in payroll and benefit costs in the second quarter and first 28 weeks is primarily attributable to higher insurance costs for hourly employees, overall higher average wage rates for the Ninety Nine managers and hourly co-workers and lower average weekly sales which increased the percentage of fixed payroll costs. Partially offsetting these increases was a decrease in store level bonus expense. We implemented enhanced medical insurance for our hourly employees at O’Charley’s in 2003 and believe this investment will improve hourly turnover. These enhancements will result in an increase to payroll and related costs and expenses as a percentage of restaurant sales in 2003.

     Restaurant Operating Costs in the second quarter of 2003 increased $12.6 million, or 64.4%, to $32.1 million from $19.5 million in the second quarter of 2002. Restaurant operating costs, as a percentage of restaurant sales, increased to 18.0% in the second quarter of 2003 from 17.1% in the same prior-year period. For the first 28 weeks of 2003, restaurant operating costs increased $26.5 million, or 59.8%, to $70.7 million from $44.2 million in the same prior year period. As a percentage of restaurant sales, restaurant operating costs increased to 18.1% for the first 28 weeks of 2003 from 16.9% in the same prior year period. The increase in the second quarter and the first 28 weeks was primarily attributable to the higher base of stores that are leased by the Ninety Nine concept, and from higher utilities, primarily gas from increased usage due to inclement winter weather in the first quarter of 2003 and rate increases in the second quarter and first 28 weeks of 2003. These increases were partially offset by lower supervisory bonus expense.

     Advertising, General and Administrative Expenses for the second quarter increased approximately $4.1 million, or 47.7%, to $12.7 million in 2003 from $8.6 million in 2002. As a percentage of total revenue, advertising, general and administrative expenses decreased to 7.1% in the second quarter of 2003 from 7.4% in 2002. Advertising expenditures were $5.8 million in the second quarter of 2003, an increase of 51.5% from the $3.8 million expended in the same prior-year period. As a percentage of total revenue, advertising decreased to 3.2% in the second quarter of 2003 from 3.3% in the second quarter of 2002. General and administrative expenses were $6.9 million in the second quarter of 2003, an increase of 44.6% from the $4.8 million expended in the same prior-year period. As a percentage of total revenue, general and administrative expenses decreased to 3.8% in the second quarter of 2003 from 4.1% in the same prior-year period.

     For the first 28 weeks of 2003, advertising, general and administrative expenses increased approximately $9.7 million, or 50.1%, to $29.1 million in 2003 from $19.4 million in 2002. As a percentage of total revenue, advertising, general and administrative expenses increased to 7.4% in 2003 from 7.3% in 2002. Advertising expenditures were $12.7 million in the first 28 weeks of 2003, an increase of 49.8% from the $8.5 million expended in the same prior-year period. As a percentage of total revenue, advertising was flat at 3.2% in both years under comparison. We plan on spending approximately 3.2% to 3.4% on advertising for the remainder of 2003. General and administrative expenses were $16.4 million in the first 28 weeks of 2003, an increase of 50.2% from the $10.9 million expended in the same prior-year period. As a percentage of total revenue, general and administrative expenses increased to 4.2% in the first 28 weeks of 2003 from 4.1% in the same prior-year period. During the first quarter of 2003, we adopted a deferred compensation plan for the senior management of Ninety Nine that increased general and administrative costs. Moreover, we incurred additional organizational costs, primarily in salaries and related expenses, associated with operating multiple concepts, which increased general and administrative expense. Partially offsetting these increases was a decrease in bonus expense.

     Depreciation and Amortization in the second quarter of 2003 increased $2.7 million, or 45.1%, to $8.6 million from $6.0 million in the same prior-year period. As a percentage of total revenue, depreciation and amortization was 4.8% in the second quarter of 2003 compared to 5.2% during the same prior-year period. For the first 28 weeks of 2003, depreciation and amortization increased $5.3 million, or 39.6%, to $18.6 million from $13.3 million in the same prior-year period. As a percentage of total revenue, depreciation and amortization decreased to 4.7% in the first 28 weeks of 2003 from 5.0% in the same prior year period. The decrease in depreciation and amortization expense as a percentage of total revenues in the second quarter and first 28 weeks of 2003 is primarily attributable to the acquisition of Ninety Nine, which leases all of its restaurants.

     Pre-opening Costs were $1.6 million in the second quarter of 2003 compared to $1.2 million during the same prior-year period. As a percentage of total revenue, pre-opening costs decreased to 0.9% during the second quarter of 2003 compared to 1.0% in the same prior-year period. For the first 28 weeks of 2003, pre-opening costs were $4.0 million compared to $2.9 million in the same prior-year period. As a percentage of total revenue, pre-opening costs were 1.0% in the first 28 weeks of 2003 compared to 1.1% in the same prior-year period.

     Income from Operations in the second quarter increased $2.3 million, or 21.6%, to $12.7 million in 2003 from $10.4 million in 2002. For the first 28 weeks of 2003, income from operations increased $5.6 million, or 23.2%, to $30.0 million from $24.4 million in the same prior-year period.

     Interest Expense, net increased approximately $2.1 million in the second quarter of 2003 to $3.4 million from $1.3 million in 2002. For the first 28 weeks of 2003, interest expense, net increased approximately $4.2 million to $7.2 million from $3.0 million in the same prior-year period. Interest expense has increased due to increased borrowings primarily incurred to finance the acquisition of Ninety Nine coupled with higher average interest rates under the new credit facility.

     Earnings before Income Taxes for the second quarter of 2003 increased approximately $200,000, or 2.3%, to $9.4 million from $9.2 million in the same prior-year period. For the first 28 weeks of 2003, earnings before income taxes and cumulative effect of change in accounting principle increased $1.5 million, or 7.0%, to $23.0 million from $21.5 million for the same prior year period.

     Cumulative Effect of Change in Accounting Principle, net of tax was a charge of $6.1 million, or $0.31 per diluted share, for the first 28 weeks of 2002. This was related to our evaluation of the goodwill carrying value of the Stoney River reporting unit in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

     Diluted Weighted Shares outstanding were 22.7 million shares in the second quarter of 2003, compared to 20.0 million shares in the same prior-year period. For the first 28 weeks of 2003, diluted weighted shares outstanding were 22.2 million shares compared to 19.8 million shares in 2002. This increase relates to the shares issued and committed to be issued in connection with the Ninety Nine acquisition. We issued approximately 941,000 shares at the closing of the acquisition and will issue the remaining approximately 1.4 million shares over the next five years. Since the remaining shares to be issued are not contingent on any future event other than the passage of time, they are included in the weighted share calculations.

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

     Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, and does not indicate a lack of liquidity. We expect to meet obligations as they come due through cash provided by operations and borrowings under our credit facility. As of July 13, 2003, the working capital deficiency was $34.8 million compared to $21.4 million at December 29, 2002. The total net decrease in cash was $2.4 million during the first 28 weeks of 2003.

     Net cash provided by operations for the first 28 weeks of 2003 was $33.4 million compared to $29.3 million in the same prior-year period. Other sources of cash during the first 28 weeks of 2003 came from incremental borrowings of $113.7 million under the new credit facility and $3.9 million of proceeds from the exercise of stock options. Additionally, we financed $16.8 million in new restaurant equipment through capitalized lease obligations.

     Property and equipment expenditures were $36.6 million in the first 28 weeks of 2003, excluding new restaurant equipment financed through capitalized lease obligations. These expenditures were associated primarily with 18 new O’Charley’s restaurants and four new Ninety Nine restaurants opened during the first 28 weeks of 2003, restaurants under construction at July 13, 2003, improvements to existing restaurants and property purchases for stores expected to open later in 2003 and in 2004.

     Our capital budget includes approximately $33 to $38 million for capital expenditures, excluding new restaurant equipment financed through capitalized lease obligations, for the remainder of 2003. These expenditures are for 10 additional O’Charley’s restaurants and approximately six additional Ninety Nine restaurants which are expected to open later in 2003, and improvements to existing O’Charley’s and Ninety Nine restaurants. As of July 13, 2003, we had 10 O’Charley’s restaurants and four Ninety Nine restaurant under construction. There can be no assurance that actual capital expenditures for the remainder of 2003 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites.

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

     In conjunction with the acquisition of Ninety Nine, we entered into a new $300 million senior secured credit facility to fund the cash portion of the purchase price of Ninety Nine, repay the previous revolving credit facility and provide capital for future growth. The senior secured credit facility is secured by all tangible and intangible assets and capital stock of O’Charley’s Inc. and each of its subsidiaries. The new credit facility is comprised of a revolving credit facility with a maximum principal amount of $200 million and a term loan in the original principal amount of $100 million. The amount outstanding under the new credit facility was $217.5 million as of July 13, 2003. The revolving credit facility matures on January 27, 2007 and the term loan matures on January 27, 2009. The term loan provides for scheduled quarterly principal amortization of $2.5 million commencing June 30, 2003 and ending March 31, 2008 and quarterly principal amortization of $16.5 million commencing June 30, 2008, with a final payment of $17.0 million due at maturity.

     Amounts outstanding under the new revolving credit facility bear interest, at our option, at either LIBOR plus a specified margin ranging from 2.25% to 3.0% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin ranging from 1.0% to 1.75% based on certain financial ratios. Amounts outstanding under the term loan bear interest, at our option, at LIBOR plus 4.0% or the base rate plus 2.75%. During the second quarter of 2003, the effective interest rate was 4.5% on the revolving credit facility and 5.5% on the term loan. The weighted average interest rate on the outstanding borrowings under the facility at the end of the second quarter of 2003 was 5.3%, compared to 3.7% during the same prior-year period. The new credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants relating to maximum adjusted debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) ratio, maximum leverage, minimum fixed charge coverage ratio, minimum asset coverage ratio and minimum capital expenditures ratio.

     As of July 13, 2003, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $20.0 million of the outstanding debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on the credit facility. The swap agreements expire as follows: $10.0 million in January 2004 and $10.0 million in January 2006.

     Based upon the current level of operations and anticipated growth, we believe that available cash flow from operations, combined with the available borrowings under the new credit facility and capitalized lease arrangements, will be adequate to meet the anticipated future requirements for working capital, capital expenditures and scheduled payments under the new credit facility through at least the next 12 months. We have historically produced sufficient cash flow from operations to supplement our capital needs each year. Our ability to meet those capital needs are highly dependent on our ability to continue to generate sufficient cash from operations and there can be no assurance that we will continue to do so. We continually review our capital structure to determine the optimum structure to fund our operations and anticipated growth. This may result in repaying from time to time amounts outstanding under the credit facility through public or private issuances of debt or equity securities or through a sale-leaseback of certain O’Charley’s properties. In addition, our growth strategy includes possible acquisitions or strategic joint ventures. Any acquisitions, joint ventures or other growth opportunities may require additional external financing. There can be no assurances that such sources of financing will be available to us or that any such financing would not negatively impact our earnings.

Critical Accounting Policies

     In our Form 10-K/A for the year ended December 29, 2002, we identified our critical accounting policies related to property and equipment, excess of cost over fair value of net assets acquired (goodwill), and impairment of long-lived assets. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 28 weeks of fiscal 2003, our previously identified critical accounting policies have not changed, except that our accounting policies related to goodwill also now encompass the $25.9 million indefinite life intangible asset of trademarks resulting from our acquisition of Ninety Nine.

Contractual Obligations

     The tables below set forth our contractual obligations and commercial commitments at July 13, 2003. Other than the items listed, no other material changes have occurred in our contractual obligations and commercial commitments since December 29, 2002.

	Payment Due by Period

Contractual		Less than 1	1-3	3-5	More than 5
Obligations	Total	Year	Years	Years	Years

	(in thousands)
Long-term debt	$217,672	$10,018	$20,039	$140,048	$47,567
Capitalized lease obligations (1)	57,940	11,378	23,436	14,668	8,458

	Amount of Commitment Expiration per Period

Other Commercial		Less than 1	1-3	3-5	More than 5
Commitments	Total Committed	Year	Years	Years	Years

	(in thousands)
Line of credit(2)	$200,000	$—	$—	$200,000	$—
Term loan(3)	100,000	10,000	20,000	20,000	50,000

Total commercial commitments	$300,000	$10,000	$20,000	$220,000	$50,000

(1)	Capitalized lease obligations include the interest expense component.

(2)	This pertains to our new Credit Facility, of which $117.5 million is included in long-term debt above.

(3)	This pertains to our new Credit Facility, of which $100.0 million is included in long-term debt above.

Other Accounting Matters

     As discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 29, 2002, we account for our stock option plans in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. SFAS 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25 (“APB 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock on the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. We currently apply the provisions of APB 25 to account for our stock option plans. Stock options issued to date pursuant to our stock option plans have had no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. We have provided in Note B in the notes to the unaudited consolidated financial statements pro forma net earnings and pro forma earnings per share disclosures for employee stock compensation in the second quarter and year to date periods of 2003 and 2002 as if the fair-value-based method defined in SFAS 123 had been applied.

     As of July 13, 2003, we had outstanding options to purchase approximately 3.8 million shares of common stock at an average exercise price of $15.56 per share. In the event that accounting rules associated with stock options were to change to require all entities to use the fair value based method of accounting prescribed by SFAS 123, or were we to voluntarily elect to apply such methods, our consolidated statement of earnings would be impacted. The Financial Accounting Standards Board is currently considering a new accounting model for stock based compensation under which the value of such instruments would be reflected in the income statement.

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

     As an additional method of managing our interest rate exposure on our revolving credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At July 13, 2003, we had in effect $20.0 million in swaps at an average fixed rate of 5.6%, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006.

Item 4. Controls and Procedures

     O’Charley’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on May 15, 2003. At the annual meeting, the shareholders elected three class I directors to hold office for a term of three years and until their successors are elected and qualified. The following table sets forth the votes cast for and withhold/abstain with respect to each of the director nominees:

Director	For	Withheld
Gregory L. Burns	12,389,338	4,246,847
Steven J. Hislop	12,389,540	4,246,645
Robert J. Walker	12,412,720	4,223,465

     In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

Name	Term Expires
John W. Stokes, Jr.	2004
H. Steve Tidwell	2004
Samuel H. Howard	2004
Richard Reiss, Jr.	2005
G. Nicholas Spiva	2005
Shirley A. Zeitlin	2005
Dale W. Polley	2005

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of A. Chad Fitzhugh, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     On May 14, 2003, the Company filed and furnished to the SEC a Current Report on Form 8-K (Items 9 and 12) which contained its press release announcing the Company’s first quarter 2003 earnings results.

     Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of our Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Date: August 27, 2003	By:	/s/ Gregory L. Burns Gregory L. Burns Chief Executive Officer

Date: August 27, 2003	By:	/s/ A. Chad Fitzhugh A. Chad Fitzhugh Chief Financial Officer