Form 10-Q
period 2003-10-05
O CHARLEYS INC
filed 2003-11-19
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 5, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2003

Common Stock, no par value	20,824,569 shares

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Ex-10.1 Purchase Agreement
Ex-10.2 Registration Rights Agreement
Ex-10.3 Indenture
Ex-10.4 Amended and Restated Credit Agreement
Ex-10.5 Form of Amend. & Restated Credit Note
Ex-10.6 Form of Amend & Restated Swingline Note
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended October 5, 2003

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	October 5,	December 29,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$3,175	$8,311
Accounts receivable	7,376	4,800
Inventories	20,667	18,300
Deferred income taxes	4,249	4,255
Short-term notes receivable	3,070	2,950
Other current assets	6,947	2,288

Total current assets	45,484	40,904

Property and Equipment, net	465,072	381,553
Goodwill	93,353	—
Other Intangible Assets	25,921	—
Other Assets	15,412	6,334

	$645,242	$428,791

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$21,179	$13,284
Accrued payroll and related expenses	12,382	13,328
Accrued expenses	17,542	10,387
Deferred revenue	5,259	8,712
Federal, state and local taxes	4,789	8,595
Current portion of long-term debt and capitalized leases	9,094	8,015

Total current liabilities	70,245	62,321

Deferred Income Taxes	10,474	7,796
Other Liabilities	8,629	4,623
Long-Term Debt, less current portion	223,212	98,164
Capitalized Lease Obligations, less current portion	33,757	25,923
Shareholders’ Equity:
Common stock - No par value; authorized, 50,000,000 shares; issued and outstanding, 22,173,257 in 2003 and 18,838,826 in 2002	168,692	116,171
Accumulated other comprehensive loss, net of tax	(628)	(931)
Unearned compensation	(2,279)	—
Retained earnings	133,140	114,724

Total shareholders’ equity	298,925	229,964

	$645,242	$428,791

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
12 Weeks Ended October 5, 2003 and October 6, 2002
(In thousands, except per share data)

(Unaudited)

	2003	2002

Revenues:
Restaurant sales	$180,528	$115,565
Commissary sales	1,192	1,057

	181,720	116,622

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	54,646	32,849
Payroll and benefits	61,321	35,872
Restaurant operating costs	34,088	20,970
Cost of commissary sales	1,131	992
Advertising, general and administrative expenses	12,324	8,492
Depreciation and amortization	8,817	5,976
Pre-opening costs	1,579	1,194

	173,906	106,345

Income from Operations	7,814	10,277
Other Expense:
Interest expense, net	3,264	1,221
Other, net	25	11

	3,289	1,232

Earnings Before Income Taxes	4,525	9,045
Income Taxes	1,118	3,143

Net Earnings	$3,407	$5,902

Basic Earnings per Common Share:
Net earnings	$0.15	$0.31

Weighted average common shares outstanding	22,162	18,751

Diluted Earnings per Common Share:
Net earnings	$0.15	$0.30

Weighted average common shares outstanding	22,539	19,726

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
40 Weeks Ended October 5, 2003 and October 6, 2002
(In thousands, except per share data)

(Unaudited)

	2003	2002

Revenues:
Restaurant sales	$571,821	$377,691
Commissary sales	4,197	3,704

	576,018	381,395

Cost and Expenses:
Cost of restaurant sales:
Cost of food and beverage	165,486	108,707
Payroll and benefits	189,605	118,050
Restaurant operating costs	104,775	65,202
Cost of commissary sales	3,954	3,466
Advertising, general and administrative expenses	41,385	27,858
Depreciation and amortization	27,423	19,300
Pre-opening costs	5,535	4,143

	538,163	346,726

Income from Operations	37,855	34,669
Other (Income) Expense:
Interest expense, net	10,425	4,205
Other, net	(98)	(87)

	10,327	4,118

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	27,528	30,551
Income Taxes	9,112	10,616

Earnings Before Cumulative Effect of Change in Accounting Principle	18,416	19,935
Cumulative Effect of Change in Accounting Principle, net of tax	—	(6,123)

Net Earnings	$18,416	$13,812

Basic Earnings per Share:
Earnings Before Cumulative Effect of Change in Accounting Principle	$0.86	$1.07
Cumulative Effect of Change in Accounting Principle, net of tax	—	(0.33)

Net Earnings	$0.86	$0.74

Weighted Average Common Shares Outstanding	21,507	18,645

Diluted Earnings per Share:
Earnings Before Cumulative Effect of Change in Accounting Principle	$0.83	$1.01
Cumulative Effect of Change in Accounting Principle, net of tax	—	(0.31)

Net Earnings	$0.83	$0.70

Weighted Average Common Shares Outstanding	22,222	19,795

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
40 Weeks Ended October 5, 2003 and October 6, 2002
(In thousands)
(Unaudited)

	2003	2002

Cash Flows from Operating Activities:
Net earnings	$18,416	$13,812
Cumulative effect of change in accounting principle, net of tax	—	6,123
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization, property and equipment	27,423	19,300
Amortization of debt issuance costs	878	176
Compensation expense related to restricted stock plans	543	—
Provision for deferred income taxes	3,299	2,577
Loss (gain) on the sale and disposal of assets	21	(34)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,288)	(307)
Inventories	689	(1,407)
Other current assets	(2,995)	(1,429)
Accounts payable	5,411	2,343
Deferred revenue	(7,148)	(2,562)
Accrued payroll and other accrued expenses	(4,269)	2,789
Tax benefit derived from exercise of stock options	3,630	960

Net cash provided by operating activities	44,610	42,341

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(54,596)	(60,017)
Proceeds from the sale of assets	1,934	1,637
Acquisition of company, net of cash acquired	(114,271)	—
Note receivable	(120)	(925)
Other, net	434	418

Net cash used in investing activities	(166,619)	(58,887)

Cash Flows from Financing Activities:
Proceeds from long-term debt	241,563	14,100
Payments on long-term debt and capitalized lease obligations	(124,380)	(6,377)
Debt issuance costs	(4,767)	—
Exercise of incentive stock options and issuances under stock purchase plan	4,457	3,635

Net cash provided by financing activities	116,873	11,358

Net decrease in cash and cash equivalents	(5,136)	(5,188)
Cash and cash equivalents at beginning of the period	8,311	6,369

Cash and cash equivalents at end of the period	$3,175	$1,181

Supplemental disclosures:
Cash paid for interest	$14,513	$4,542

Cash paid for income taxes	$7,994	$8,417

Additions to capitalized lease obligations	$16,778	$3,498

Effect of acquisition:
Fair value of assets acquired	$42,440
Purchase price in excess of the net assets acquired (goodwill)	93,353
Other intangible assets	25,921
Less fair value of liabilities assumed	(770)

Purchase price of acquisition	160,944
Less value of stock issued	(41,153)
Less cash acquired	(5,520)

Net cash paid for acquisition and related transaction costs	$114,271

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12 and 40 Weeks Ended October 5, 2003 and October 6, 2002

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

     Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted earnings per share calculation.

	12 Weeks Ended		40 Weeks Ended

	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002

Weighted average common shares outstanding	22,162	18,751	21,507	18,645
Incremental stock option shares outstanding	377	975	715	1,150

Weighted average diluted common shares outstanding	22,539	19,726	22,222	19,795

     Options for approximately 1.9 million and 1.3 million shares were excluded from the 2003 12 and 40-week diluted weighted average common share calculation, respectively, due to these shares being anti-dilutive. Options for approximately 285,000 and 42,000 shares were excluded from the 2002 12 and 40-week diluted weighted average common share calculation, respectively, due to these shares being anti-dilutive.

     The Company has elected to continue to apply the intrinsic-value-based method of accounting pursuant to APB Opinion 25, and has adopted only the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. The following table illustrates the effect on net earnings for the 12 and 40-week periods ended October 5, 2003 and October 6, 2002 if the fair-value-based method had been applied to awards that were granted in each period:

	12 Weeks Ended		40 Weeks Ended

	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net earnings, as reported	$3,407	$5,902	$18,416	$13,812
Add stock-based employee compensation expense included in reported net earnings, net of tax	130	100	363	299
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(724)	(627)	(2,344)	(2,057)

Pro forma net earnings	$2,813	$5,375	$16,435	$12,054

Earnings per share:
Basic-as reported	$0.15	$0.31	$0.86	$0.74
Basic-pro forma	$0.13	$0.29	$0.76	$0.65
Diluted-as reported	$0.15	$0.30	$0.83	$0.70
Diluted-pro forma	$0.12	$0.27	$0.74	$0.61

     During the first 40 weeks of 2003, the Company granted approximately 1.2 million stock options to various employees within the Company. These options have vesting periods ranging from two to five years and have a weighted average exercise price of $20.69.

C.	ACQUISITION OF NINETY NINE RESTAURANT & PUB AND SENIOR CREDIT FACILITY

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

     The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141. Ninety Nine is being operated through indirect wholly owned subsidiaries of the Company.

     In order to retain and incentivize certain key employees of Ninety Nine, the Company agreed to pay a total of $1 million per year, plus interest, on each of January 1, 2004, 2005, 2006 and 2007 to those key employees of Ninety Nine who continue to be employed at such dates. Compensation cost recognized by the Company in the 12 and 40-week periods ended October 5, 2003 approximated $261,000 and $751,000, respectively.

     On January 27, 2003, the Company entered into a new senior secured credit facility for the purpose of funding the cash portion of the purchase price of Ninety Nine, retiring the previous revolving credit facility and providing capital for future growth. As discussed in Note J below, on November 4, 2003, the Company amended and restated its senior secured credit facility.

     The purchase price paid for the acquisition of Ninety Nine was $160.9 million, calculated as follows:

(in thousands)
Cash paid to sellers	$116,000
Fair value of shares issued to sellers	41,153
Closing and other transaction costs	3,791

Total purchase price	$160,944

     The following table sets forth the preliminary purchase price allocation in accordance with SFAS No. 141. The information set forth below is management’s preliminary purchase price allocation, and is subject to change:

(in thousands)
Net working capital (deficit)	$(2,106)
Property and equipment	41,990
Other	1,981
Purchase price in excess of the net assets acquired (goodwill)	93,353
Other indefinite life intangible assets – trademarks	25,921
Favorable operating leases	575
Estimated fair value of liabilities assumed	(770)

Purchase price of acquisition	160,944
Less value of stock issued	(41,153)
Less cash acquired	(5,520)

Net cash paid for acquisition and related transaction costs	$114,271

     The following unaudited pro forma condensed results of operations give effect to the acquisition of Ninety Nine as if such transaction had occurred at the beginning of fiscal 2002:

	Third Quarter		First 40 Weeks
Third Quarter and First 40 weeks 2003 and 2002
Pro Forma Earnings:	2003	2002	2003	2002

	(in thousands, except per share date)
Total revenues	$181,720	$161,937	$592,201	$532,449
Earnings before income taxes and cumulative effect of change in accounting principle	4,525	11,954	27,911	39,594
Earnings before cumulative effect of change in accounting principle	3,407	7,800	18,666	25,835
Cumulative effect of change in accounting principle	—	—	—	(6,123)

Net earnings	$3,407	$7,800	$18,666	$19,712

Basic earnings per share
Earnings before cumulative effect of change in accounting principle	$0.15	$0.37	$0.84	$1.23
Cumulative effect of change in accounting principle	—	—	—	(0.29)

Net earnings	$0.15	$0.37	$0.84	$0.94

Basic weighted average common shares outstanding	22,162	21,104	22,095	20,998

Diluted earnings per share
Earnings before cumulative effect of change in accounting principle	$0.15	$0.35	$0.82	$1.17
Cumulative effect of change in accounting principle	—	—	—	(0.28)

Net earnings	$0.15	$0.35	$0.82	$0.89

Diluted weighted average common shares outstanding	22,539	22,079	22,810	22,148

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

D.	ASSET IMPAIRMENT AND EXIT COSTS

     As discussed in Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 29, 2002, the Company incurred charges during the third quarter of fiscal 2001 for asset impairment of approximately $5.0 million and exit costs totaling approximately $800,000 related to our decision to close five restaurants. We closed one store during the fourth quarter of 2001, two stores during the first quarter of 2002, one store during the third quarter of 2002 and one store during the first quarter of 2003. During the quarter ended October 5, 2003, the Company paid exit costs totaling approximately $42,000. During the first 40 weeks of 2003, the Company paid exit costs totaling approximately $275,000. The remaining balance of the accrual at October 5, 2003, which primarily represents the Company’s estimate of its remaining net lease obligations related to the closed stores, was approximately $260,000.

E.	DERIVATIVE INSTRUMENTS

     At October 5, 2003, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $20 million that effectively convert an equal portion of the Company’s debt from a floating rate to a fixed rate. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates. The fair value of the Company’s derivative financial instruments at October 5, 2003 is a liability of $939,000 compared to a liability of $1.4 million at December 29, 2002, which is included in other long-term liabilities on the consolidated balance sheets. The fair value adjustment resulted in the recognition of an unrealized gain of $488,000, net of related income taxes of $185,000, in accumulated other comprehensive loss in 2003.

F.	COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and other comprehensive income/loss items attributable to unrealized gains and losses on derivative financial instruments and unrealized gains and losses on available for sale securities. The components of total comprehensive income for all periods presented are as follows:

	12 Weeks Ended		40 Weeks Ended

	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002

	(in thousands)
Net income	$3,407	$5,902	$18,416	$13,812
Other comprehensive income (loss), net of tax	180	(176)	303	(445)

Total comprehensive income	$3,587	$5,726	$18,719	$13,367

G.	RESTRICTED STOCK UNIT GRANTS

     In the first quarter of 2002, the Company granted approximately 84,000 restricted stock units to certain executive officers and members of senior management in order to provide retention incentives and to incentivize them to meet and exceed budgeted increases in targeted performance criteria. Each restricted stock unit represents the right to receive one share of the Company’s common stock. For each of fiscal years 2002, 2003, and 2004, the compensation committee of the board of directors will establish performance criteria related to targeted earnings per share. If the annual performance targets are achieved, one-third of the restricted stock units will vest in that year and the Company will issue the corresponding number of common shares to the individuals. In the event the performance criteria are not achieved, the restricted stock units that would have vested related to that fiscal year shall not vest and all rights thereto shall terminate. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. The 2002 restricted stock unit tranche vested in 2002 due to the attainment of the applicable performance targets. No compensation cost attributable to the 2003 restricted stock units was recognized in the 12 and 40-week periods ended October 5, 2003 due to the Company’s earnings being below the established performance criteria.

     During the first quarter of 2003, the Company granted approximately 135,000 shares of restricted stock to certain executives and members of senior management associated with a performance accelerated restricted stock plan in order to provide retention incentives for these individuals. The grantee’s rights in the restricted stock shall become fully vested on the sixth anniversary of the grant date. Vesting can be accelerated on the attainment of certain stock performance criteria that are measured against the total shareholder return for the Standard and Poor’s 500 Restaurant Index for the period from the grant date to the measurement date. The awards may vest as early as three years from the grant date if the stock performance criteria are met at that time. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. Upon issuance of restricted stock awards, unearned compensation is charged to shareholders’ equity for the fair value of the restricted stock and recognized as compensation expense ratably over the vesting periods, as applicable. Compensation cost related to these restricted stock awards recognized by the Company during the 12 and 40-week periods ended October 5, 2003 approximated $194,000 and $543,000, respectively.

H.	NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. It applies in the first fiscal year, or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of this Interpretation is not expected to have an impact on the Company’s consolidated financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 14, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements or the disclosures thereto.

I.	CONTINGENCIES

     In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. We have worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention since we became aware of this incident and have cooperated fully with their directives and recommendations. We are aware of 81 individuals who have contracted the Hepatitis A virus in the Knoxville area, most of whom have been linked to our Knoxville restaurant during the time of the outbreak. We are also aware of 14 lawsuits filed against us to date, all of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these lawsuits seek substantial damages, including treble damages under certain Tennessee consumer protection laws and punitive damages, and certain of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted the Hepatitis A virus and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Certain other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. We are also aware of an outbreak of Hepatitis A linked to numerous independent restaurants and restaurant chains located in Georgia, including two of our O’Charley’s restaurants. We have received the preliminary report of the Georgia Division of Public Health indicating that ten persons who contracted the Hepatitis A virus in Georgia stated that they had eaten at the Centerville, Georgia or Macon, Georgia O’Charley’s restaurant. Each of the Knox County Health Department, the Georgia Division of Public Health, the Centers for Disease Control and Prevention and the Food and Drug Administration have tentatively associated the recent outbreaks of the Hepatitis A virus affecting a number of restaurants, including O’Charley’s, to eating green onions (scallions).

     While we intend to vigorously defend the litigation that has been filed against us, we are not able to predict the outcome of the litigation that has been filed against us or that may be filed against us in the future relating to the Hepatitis A outbreak or the amounts that we may be required to pay to settle any such litigation or to satisfy any adverse judgments that may be rendered against us. We have liability insurance; however, we cannot assure you that our insurance carriers will reimburse us for any loss or liability we suffer in connection with this litigation or that our insurance will be sufficient to cover such loss or liability. We do not believe that any of the legal proceedings pending against us will have a material adverse effect on our financial condition. We may incur or accrue expenses in a particular quarterly period relating to the Hepatitis A litigation or other legal proceedings that may adversely affect our results of operations for such period.

J.	SUBSEQUENT EVENTS

     In the fourth quarter of 2003, we amended and restated our credit facility and issued $125 million aggregate principal amount of our 9.0% senior subordinated notes due 2013. Interest on the notes accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year commencing May 1, 2004. The notes mature on November 1, 2013. The notes are unsecured, senior subordinated obligations and rank junior in right of payment to all of our existing and future senior debt (as defined in the indenture governing the notes). At any time before November 1, 2006, we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount of the notes, plus accrued and unpaid interest, with the cash proceeds of certain equity offerings. We may also redeem all or a portion of the notes on or after November 1, 2006 at the redemption prices set forth in the indenture governing the notes. The notes are guaranteed on an unsecured, senior subordinated basis by certain of our subsidiaries.

     The indenture governing the notes contains certain customary covenants that, subject to certain exceptions and qualifications, limit our ability to, among other things: incur additional debt or issue preferred stock; pay dividends or make other distributions on, redeem or repurchase capital stock; make investments or other restricted payments; engage in sale and leaseback transactions; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of our assets; and enter into transactions with affiliates. In addition, if we sell certain assets (and generally do not use the proceeds of such sales for certain specified purposes) or experience specific kinds of changes in control, we must offer to repurchase all or a portion of the notes. The notes are also subject to certain cross-default provisions with the terms of our other indebtedness.

     The proceeds from the note offering were used to pay off the term loan and to repay a portion of the revolving credit loan under our existing bank credit facility. Our amended and restated bank credit facility consists of a revolving credit facility in a maximum principal amount of $125.0 million and does not provide for a term loan facility. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. The amended and restated credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the amended and restated credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. The amended and restated credit facility contains certain events of default, including an event of default resulting from certain changes in control. In the consolidated balance sheet at October 5, 2003, we have reclassified $10.0 million from current portion of long-term debt to long-term debt based on these refinancings and the extension of the maturity date of the debt.

     During the fourth quarter of 2003, we also completed two sale and leaseback transactions. The first transaction, completed on October 17, 2003, involved the sale of 23 of our O’Charley’s restaurant properties for aggregate gross proceeds of approximately $50.0 million. The second transaction, completed on November 7, 2003, involved the sale of five of our O’Charley’s restaurants for aggregate gross proceeds of approximately $9.1 million. Both of these sales were made to an unrelated entity who then leased the properties back to us. The leases that we entered into in connection with these transactions require us to make additional future minimum lease payments aggregating approximately $98.1 million over the 20-year term of the leases, or an average of approximately $4.9 million annually. The leases also provide for the payment of additional rent beginning in the sixth year of the lease term based on increases in the Consumer Price Index. The net proceeds from these transactions were used to pay down indebtedness under our existing bank credit facility.

     In October 2003, we announced an authorization to repurchase up to $25.0 million of our common stock. Any repurchases will be made from time to time in open market transactions or privately negotiated transactions at our discretion. To date, we have not repurchased any shares of our common stock under this authorization. Any repurchases will be funded with borrowings under our amended and restated bank credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the Company’s ability to implement successfully sales growth initiatives at the O’Charley’s concept and reverse decreases in same store sales; the possible adverse effect on our sales of any decrease in consumer spending; the effect of increased competition; the effect that any increases in food, labor and other expenses, including those associated with the sales growth initiatives, may have on our results of operations; the adverse affect that a recent outbreak of Hepatitis A, and the resulting litigation will have on our results of operations and financial position; and the other risks described in our Annual Report on Form 10-K/A for the fiscal year ended December 29, 2002, under the caption “Forward-looking Statements/Risks Factors” and in our other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

General

     At October 5, 2003, we operated 205 O’Charley’s restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Tennessee, Virginia, and West Virginia, 85 Ninety Nine Restaurant and Pub restaurants in Connecticut, Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont, and six Stoney River restaurants in suburban Atlanta, Georgia, Chicago, Illinois, Louisville, Kentucky, and Nashville, Tennessee. O’Charley’s are casual dining restaurants that are intended to appeal to mainstream casual dining customers as well as upscale casual dining and value-oriented customers by offering high quality, freshly prepared food at moderate prices with friendly and attentive customer service. Ninety Nine Restaurant and Pub restaurants are casual dining restaurants that have earned a reputation for providing high quality food at moderate prices in a comfortable, relaxed atmosphere. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering hand-cut, premium mid-western beef along with fresh seafood and other gourmet entrees with attentive service in a warm, friendly and relaxed environment.

     As discussed in Note C to the unaudited consolidated financial statements, on January 27, 2003, we completed the acquisition of the Ninety Nine Restaurant and Pub concept for $116 million in cash and approximately 2.35 million shares of our common stock, plus the assumption of certain liabilities. The year to date consolidated results for 2003 include the earnings of Ninety Nine Restaurant and Pub since January 27, 2003.

     We operate a commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants and manufacture certain O’Charley’s brand food products for sale to other customers, including retail grocery chains, mass merchandisers and wholesale clubs. In addition, the Nashville commissary operates a USDA-approved and inspected facility at which we cut beef for our O’Charley’s and Stoney River restaurants and a production facility at which we manufacture the signature yeast rolls and salad dressings served in our O’Charley’s restaurants. We also operate a commissary and purchasing operation located in Woburn, Massachusetts through which we purchase and distribute a portion of the food products and supplies for our Ninety Nine restaurants, primarily “center of the plate” items including red meat, poultry and seafood. Our Woburn commissary operates a USDA-approved and inspected facility at which we cut beef for our Ninety Nine restaurants and a production facility at which we prepare the soups, sauces and marinades served in our Ninety Nine restaurants. We believe our commissaries enhance restaurant operations by helping to maintain consistent food quality, ensure reliable distribution services to our restaurants, simplify our restaurant managers’ food cost management responsibilities, and reduce costs through purchasing volumes and operating efficiencies.

     The following table reflects information regarding the number of O’Charley’s and Stoney River restaurants during the first 40 weeks of 2003 and 2002 and Ninety Nine restaurants since their acquisition on January 27, 2003.

O’Charley’s Restaurants	2003	2002

In operation, beginning of period	182	161
Restaurants opened, first quarter	10	8
Restaurants opened, second quarter	8	6
Restaurants opened, third quarter	7	6
Restaurants closed	(2)	(3)

In operation, end of period	205	178

Ninety Nine Restaurants	2003

In operation, at date of acquisition	78
Restaurants opened, first quarter	2
Restaurants opened, second quarter	2
Restaurants opened, third quarter	3

In operation, end of period	85

Stoney River Restaurants	2003	2002

In operation, beginning of period	6	3
Restaurants opened, first quarter	—	1
Restaurants opened, second quarter	—	—
Restaurants opened, third quarter	—	1

In operation, end of period	6	5

     During the fourth quarter of 2003, we completed two sale and leaseback transactions. The first transaction, completed on October 17, 2003, involved the sale of 23 of our O’Charley’s restaurant properties for aggregate gross proceeds of approximately $50.0 million. The second transaction, completed on November 7, 2003, involved the sale of five of our O’Charley’s restaurants for aggregate gross proceeds of approximately $9.1 million. Both of these sales were made to an unrelated entity who then leased the properties back to us. The leases that we entered into in connection with these transactions require us to make additional future minimum lease payments aggregating approximately $98.1 million over the 20-year term of the leases, or an average of approximately $4.9 million annually. The leases also provide for the payment of additional rent beginning in the sixth year of the lease term based on increases in the Consumer Price Index. The net proceeds from these transactions were used to pay down indebtedness under our existing bank credit facility. We expect to enter into additional sale and leaseback transactions totaling aggregate gross proceeds of approximately $25 million before the end of the first quarter in 2004. We plan to use the proceeds from any additional sale and leaseback transactions to reduce indebtedness under our bank credit facility.

     In the fourth quarter of 2003, we amended and restated our bank credit facility and issued $125.0 million aggregate principal amount of our 9.0% senior subordinated notes due 2013. See “-Liquidity and Capital Resources”. We expect to recognize a charge in the fourth quarter of 2003 of approximately $1.9 million for the unamortized portion of debt issuance costs from our prior revolving credit facility.

     In the first quarter of 2002, we recorded a non-cash pretax charge of $9.9 million ($6.1 million net of tax, or $0.31 per diluted share) as a cumulative effect of a change in accounting principle as a result of our evaluation of the goodwill carrying value of the Stoney River reporting unit. We were required to perform this evaluation upon the adoption of a new accounting standard, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles”, that dictates how companies must account for goodwill. We adopted SFAS No. 142 at December 31, 2001 and we determined that the goodwill was impaired based upon our valuation of the fair value of the Stoney River reporting unit and the fair value of its net assets, exclusive of goodwill. The write-off represented the total unamortized goodwill associated with the Stoney River acquisition. Additionally, in accordance with SFAS No. 142, beginning in 2002, we ceased amortizing goodwill.

     We have completed our feasibility study on franchising our O’Charley’s restaurant concept and are reviewing franchising opportunities. We will continue to incur legal and administrative expenses during the development stage of this program and we cannot predict when or if we will generate revenue from franchising. The establishment of franchising operations could have an adverse effect on our operating results until such time, if ever, as those operations begin to generate revenues in excess of their related expenses. We anticipate approximately $665,000 in expenses for this program in fiscal 2003.

Following is an explanation of certain items in the Company’s unaudited consolidated statement of earnings:

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

     Pre-opening Costs include operating costs and expenses incurred prior to a new restaurant opening. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur average pre-opening costs of approximately $200,000 for each new O’Charley’s and Stoney River restaurant and approximately $130,000 for each new Ninety Nine restaurant.

     The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the third quarter and the first 40 weeks of 2003 and 2002 as a percentage of total revenues unless specified otherwise.

	Third Quarter		First 40 Weeks

	2003	2002	2003	2002

Revenues:
Restaurant sales	99.3%	99.1%	99.3%	99.0%
Commissary sales	0.7	0.9	0.7	1.0

	100.0	100.0	100.0	100.0
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	30.3	28.4	28.9	28.8
Payroll and benefits	34.0	31.0	33.2	31.3
Restaurant operating costs	18.9	18.1	18.3	17.3
Cost of commissary sales (2)	0.6	0.9	0.7	0.9
Advertising, general and administrative expenses	6.8	7.3	7.2	7.3
Depreciation and amortization	4.9	5.1	4.8	5.1
Pre-opening costs	0.9	1.0	1.0	1.1
Income from Operations	4.3	8.8	6.6	9.1
Other Expense:
Interest expense, net	1.8	1.0	1.8	1.1

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	2.5	7.8	4.8	8.0
Income Taxes	0.6	2.7	1.6	2.8

Earnings Before Cumulative Effect of Change in Accounting Principle	1.9	5.1	3.2	5.2
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	(1.6)

Net Earnings	1.9%	5.1%	3.2%	3.6%

(1)	Shown as a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 94.9% and 93.9% for the 12 weeks ended October 5, 2003 and October 6, 2002, respectively. Cost of commissary sales as a percentage of commissary sales was 94.2% and 93.6% for the 40 weeks ended October 5, 2003 and October 6, 2002, respectively.

Third Fiscal Quarter and First 40 Weeks of 2003 Versus Third Fiscal Quarter and First 40 Weeks of 2002

     Total Revenues increased $65.1 million, or 55.8%, to $181.7 million for the 12 weeks ended October 5, 2003, compared to $116.6 million in the same prior-year period. This increase is primarily attributable to the inclusion of $53.2 million of sales from the operations of Ninety Nine restaurants. Excluding the revenues of Ninety Nine restaurants, revenues increased $11.9 million, or 10.2%, to $128.5 million. Revenues for the quarter were adversely affected by a decrease in same store sales at the O’Charley’s concept.

     For the first 40 weeks of 2003, total revenues increased $194.6 million, or 51.0%, to $576.0 million, compared to $381.4 million in the same prior-year period. This increase is primarily attributable to the inclusion of $152.8 million of sales from the operations of Ninety Nine restaurants since its acquisition on January 27, 2003. Excluding the revenues of Ninety Nine restaurants, revenues increased $41.8 million, or 11.0%, to $423.2 million.

     O’Charley’s Restaurant Sales increased $10.5 million, or 9.4%, to $122.4 million for the third quarter of 2003 compared to $112.0 million in the same prior-year period. The increase resulted primarily from the net addition of 27 restaurants during the past 12 months, comprised of 29 new restaurants opened and the closure of two restaurants. Same store sales for the comparable O’Charley’s restaurants decreased 3.3% in the third quarter of 2003, consisting of a 1.3% decline in customer counts and a 2.0% decrease in the check average. For the first six weeks of the third quarter, we experienced average declines in same store sales and customer counts of approximately 4%. During the last six weeks of the third quarter, we implemented certain sales-building initiatives designed to increase our sales and customer counts at the O’Charley’s restaurants. These initiatives included, among other things, increased advertising and certain menu price reductions. During the last five weeks of the third quarter, with the support of increased advertising, our customer traffic increased approximately 3.0%, while our check average decreased approximately 4.8%. The check average decrease was the result of a shift in mix from higher-priced entrees to the lower introductory price of certain promotional items and the reduction in price of certain other menu items that resulted in a menu price decrease of approximately 1.0%. To date in the fourth quarter, we have increased the price of certain promotional items and have begun promoting a higher priced combo entree designed to increase our check average while maintaining positive customer counts. Sales at our O’Charley’s restaurants were also adversely affected in the third quarter when customers and employees at one of our O’Charley’s restaurants were exposed to the Hepatitis A virus. See “Legal Proceedings.” We believe that the Hepatitis A incident affected sales at our nine Knoxville stores during the third quarter by approximately 50% since the outbreak as compared to the prior year period and affected same store sales for the third quarter by approximately 0.5%. For the first four weeks of the fourth quarter, same store sales in the Knoxville market are down approximately 25% as compared to the prior year period and are affecting overall same store sales for the O’Charley’s concept by approximately 1%. We expect the negative publicity surrounding the Hepatitis A outbreak to continue to adversely affect sales at our O’Charley’s restaurants for at least the remainder of 2003.

     For the first 40 weeks of 2003, O’Charley’s restaurant sales increased $36.0 million, or 9.8%, to $402.5 million, compared with $366.5 million in the same prior-year period. The increase resulted from the net addition of 27 restaurants during the past 12 months, comprised of 29 new restaurants opened and the closure of two restaurants. Same store sales for the comparable O’Charley’s decreased 2.6% in the first 40 weeks of 2003 as compared to the same prior-year period, due to a 3.3% decline in customer counts partially offset by an increase in the check average.

     Ninety Nine Restaurant Sales were $53.2 million for the third quarter of 2003. During that period, three new Ninety Nine restaurants opened, bringing the total restaurant base to 85 Ninety Nine restaurants. Same store sales for comparable Ninety Nine restaurants increased 3.8% compared with the same prior-year period.

     For the period since its acquisition on January 27, 2003, Ninety Nine restaurant sales were $152.8 million. Same store sales for comparable Ninety Nine restaurants were up 1.7% for the 36 weeks ended October 5, 2003 compared with the same prior-year period.

     Stoney River Restaurant Sales increased $1.3 million, or 36.4%, to $4.9 million for the third quarter of 2003 compared to $3.6 million in the same prior-year period. The increase primarily resulted from one new restaurant opened during the past 12 months. Same store sales for the comparable Stoney River restaurants, which represents a base of only three stores, increased 5.1% in the third quarter of 2003, as compared to the same prior-year period. For the first 40 weeks, Stoney River restaurant sales increased $5.3 million, or 47.3%, to $16.5 million compared to $11.2 million in the same prior-year period.

     Commissary Sales increased $100,000, or 12.8%, to $1.2 million for the third quarter compared to the same prior-year period. For the first 40 weeks of 2003, commissary sales increased approximately $500,000 to $4.2 million from $3.7 million for the same prior-year period.

     Cost of Food and Beverage in the third quarter of 2003 increased $21.8 million, or 66.4%, to $54.6 million from $32.8 million in the third quarter of 2002. As a percentage of restaurant sales, cost of food and beverage increased to 30.3% in the third quarter of 2003 from 28.4% in the same prior-year period. The higher food and beverage cost percentage in the third quarter is primarily attributable to a change in our O’Charley’s concept product mix to menu items that carried higher costs and an increase in certain commodity costs, primarily red meat, poultry and cheese. We implemented certain sales-building initiatives during the last half of the third quarter at our O’Charley’s restaurants that included the promotion of certain lower priced items, and we reduced the price on certain menu items, both of which increased our food cost as a percentage of restaurant sales. The promotions carried a higher food cost, and during the last few weeks of the third quarter, the sales of these items accounted for approximately 25% of the total sales for our O’Charley’s restaurants. We expect continued food cost pressures in the fourth quarter of 2003 and continuing in 2004 due to higher commodity costs and certain promotional menu items that carry higher food cost.

     For the first 40 weeks of 2003, cost of food and beverage increased $56.8 million, or 52.2%, to $165.5 million from $108.7 million in the same prior-year period. As a percentage of restaurant sales, cost of food and beverage increased to 28.9% in the first 40 weeks of 2003 from 28.8% in the same prior-year period. The higher food and beverage cost percentage is primarily attributable to an increase in red meat costs, coupled with the promotion of lower priced entrees in the third quarter of 2003 versus the first 40 weeks of 2002.

     Payroll and Benefits in the third quarter of 2003 increased $25.4 million, or 70.9%, to $61.3 million from $35.9 million in the third quarter of 2002. As a percentage of restaurant sales, payroll and benefits increased to 34.0% in the third quarter of 2003 compared to 31.0% during the same prior-year period. For the first 40 weeks of 2003, payroll and benefits increased $71.6 million, or 60.6%, to $189.6 million from $118.1 million for the same prior-year period. As a percentage of restaurant sales, payroll and benefits increased to 33.2% for the first 40 weeks of 2003 compared to 31.3% in the same prior-year period. The increase in payroll and benefit costs in the third quarter and first 40 weeks is primarily attributable to higher insurance costs for hourly employees, overall higher average wage rates for the Ninety Nine managers and hourly co-workers and lower average weekly sales which increased the percentage of fixed payroll costs. Partially offsetting these increases was a decrease in store level bonus expense. In 2003, we implemented enhanced medical insurance for our hourly employees at our O’Charley’s restaurants and believe this investment will result in an improvement in hourly employee turnover. These enhancements have resulted in an increase to payroll and related costs and expenses as a percentage of restaurant sales in 2003.

     Restaurant Operating Costs in the third quarter of 2003 increased $13.1 million, or 62.6%, to $34.1 million from $21.0 million in the third quarter of 2002. Restaurant operating costs, as a percentage of restaurant sales, increased to 18.9% in the third quarter of 2003 from 18.1% in the same prior-year period. For the first 40 weeks of 2003, restaurant operating costs increased $39.6 million, or 60.7%, to $104.8 million from $65.2 million in the same prior year period. As a percentage of restaurant sales, restaurant operating costs increased to 18.3% for the first 40 weeks of 2003 from 17.3% in the same prior year period. The increase in the third quarter and the first 40 weeks was primarily attributable to the higher base of stores that are leased by the Ninety Nine concept, and from higher utilities, primarily natural gas. Additionally, we incurred approximately $500,000 in expenses in the third quarter due to costs associated with our sales building initiatives. These increases were partially offset by lower supervisory bonus expense. The sale and leaseback transactions completed in the fourth quarter will increase rent expense by approximately $4.1 million on an annual basis, which consists of the average annual lease payments of $4.9 million, partially offset by the amortization of the related deferred gain over the lease term. The leases provide for the payment of additional rent beginning in the sixth year of the lease based on increases in the Consumer Price Index. We expect to enter into additional sale and leaseback transactions totaling aggregate gross proceeds of approximately $25.0 million before the end of the first quarter of 2004 which would further increase rent expense in 2004.

     Advertising, General and Administrative Expenses for the third quarter increased approximately $3.8 million, or 45.1%, to $12.3 million in 2003 from $8.5 million in 2002. As a percentage of total revenues, advertising, general and administrative expenses decreased to 6.8% in the third quarter of 2003 from 7.3% in 2002. Advertising expenditures were $6.0 million in the third quarter of 2003, an increase of 46.7% from the $4.1 million expended in the same prior-year period. As a percentage of total revenues, advertising decreased to 3.3% in the third quarter of 2003 from 3.5% in the third quarter of 2002. General and administrative expenses were $6.3 million in the third quarter of 2003, an increase of 43.4% from the $4.4 million expended in the same prior-year period. As a percentage of total revenues, general and administrative expenses decreased to 3.5% in the third quarter of 2003 from 3.8% in the same prior-year period, due primarily to lower bonus expenses.

     For the first 40 weeks of 2003, advertising, general and administrative expenses increased approximately $13.5 million, or 48.6%, to $41.4 million in 2003 from $27.9 million in 2002. As a percentage of total revenues, advertising, general and administrative expenses decreased to 7.2% in 2003 from 7.3% in 2002. Advertising expenditures were $18.7 million in the first 40 weeks of 2003, an increase of 48.8% from the $12.5 million expended in the same prior-year period. As a percentage of total revenues, advertising decreased to 3.2% from 3.3% in the same prior year period. We plan on spending approximately 3.3% to 3.5% on advertising for the remainder of 2003. General and administrative expenses were $22.7 million in the first 40 weeks of 2003, an increase of 48.3% from the $15.3 million expended in the same prior-year period. As a percentage of total revenues, general and administrative expenses decreased to 3.9% in the first 40 weeks of 2003 from 4.0% in the same prior-year period. During the first quarter of 2003, we adopted a deferred compensation plan for the senior management of Ninety Nine that increased general and administrative costs. Moreover, we incurred additional organizational costs, primarily in salaries and related expenses, associated with operating multiple concepts, which increased general and administrative expense. These increases were offset by a decrease in bonus expense.

     Depreciation and Amortization in the third quarter of 2003 increased $2.8 million, or 47.5%, to $8.8 million from $6.0 million in the same prior-year period. As a percentage of total revenues, depreciation and amortization was 4.9% in the third quarter of 2003 compared to 5.1% during the same prior-year period. For the first 40 weeks of 2003, depreciation and amortization increased $8.1 million, or 42.1%, to $27.4 million from $19.3 million in the same prior-year period. As a percentage of total revenues, depreciation and amortization decreased to 4.8% in the first 40 weeks of 2003 from 5.1% in the same prior year period. The decrease in depreciation and amortization expense as a percentage of total revenues in the third quarter and first 40 weeks of 2003 is primarily attributable to the acquisition of Ninety Nine, which leases all of its existing restaurants. The sale and leaseback transactions completed in the fourth quarter will reduce depreciation expense by approximately $1.1 million on an annual basis beginning in the fourth quarter of 2003. We expect to enter into additional sale and leaseback transactions totaling aggregate gross proceeds of approximately $25.0 million before the end of the first quarter of 2004 which would further decrease depreciation expense in 2004.

     Pre-opening Costs were $1.6 million in the third quarter of 2003 compared to $1.2 million during the same prior-year period. As a percentage of total revenues, pre-opening costs decreased to 0.9% during the third quarter of 2003 compared to 1.0% in the same prior-year period. For the first 40 weeks of 2003, pre-opening costs were $5.5 million compared to $4.1 million in the same prior-year period. As a percentage of total revenues, pre-opening costs were 1.0% in the first 40 weeks of 2003 compared to 1.1% in the same prior-year period.

     Income from Operations in the third quarter decreased $2.5 million, or 24.0%, to $7.8 million in 2003 from $10.3 million in 2002. For the first 40 weeks of 2003, income from operations increased $3.2 million, or 9.2%, to $37.9 million from $34.7 million in the same prior-year period. The decrease in income from operations in the third quarter is primarily attributable to the lower same store sales at the O’Charley’s restaurants, costs associated with the O’Charley’s restaurants sales building initiatives and higher overall labor costs. We anticipate that the sales building initiatives will continue to adversely affect income from operations during at least the remainder of 2003. Additionally, we estimate the impact from the Hepatitis A incident was approximately $500,000 in the third quarter, which consists of approximately $300,000 attributable to the loss of income from the affected stores and approximately $200,000 associated with our insurance deductibles. Currently, we estimate that income from operations will be adversely affected by approximately $900,000 to $1.0 million in the fourth quarter of 2003 due to the anticipated continuing impact of the Hepatitis A incident on our O’Charley’s restaurants. We have loss of income insurance that we believe will reimburse us for certain costs and loss of income resulting from the Hepatitis A incident; however, we cannot assure you that our insurance carriers will reimburse us for such costs and losses or the amount of any such reimbursement.

     Interest Expense, net increased approximately $2.0 million in the third quarter of 2003 to $3.3 million from $1.2 million in 2002. For the first 40 weeks of 2003, interest expense, net increased approximately $6.2 million to $10.4 million from $4.2 million in the same prior-year period. Interest expense increased due to increased borrowings primarily incurred to finance the acquisition of Ninety Nine coupled with higher average interest rates under our credit facility. We expect interest expense to increase beginning in the fourth quarter of 2003 due to higher interest rates associated with the recently completed offering of our 9.0% senior subordinated notes due 2013, partially offset by lower interest rates and amounts outstanding on the amended and restated bank credit facility. See “Liquidity and Capital Resources.”

     Earnings before Income Taxes for the third quarter of 2003 decreased approximately $4.5 million, or 50.0%, to $4.5 million from $9.0 million in the same prior-year period. For the first 40 weeks of 2003, earnings before income taxes and cumulative effect of change in accounting principle decreased $3.0 million, or 9.9%, to $27.5 million from $30.6 million for the same prior year period. We expect to recognize a pre tax charge of approximately $1.9 million during the fourth quarter of 2003 for the unamortized portion of debt issuance costs associated with the repayment of the term loan and the reduced capacity under the revolving credit facility resulting from the amendment and restatement of our bank credit facility. See “Liquidity and Capital Resources.”

     Income Taxes for the third quarter of 2003 decreased $2.0 million, or 64.4%, to $1.1 million from $3.1 million in the same prior year period. For the first 40 weeks of 2003, income taxes decreased $1.5 million, or 14.2%, to $9.1 million from $10.6 million in the same prior year period. Our effective tax rate in 2002 was 34.8%. During the third quarter of 2003, we lowered our expected annual effective tax rate to 33.1% on a year to date basis. This reduction was due to our lower earnings in 2003 coupled with tax credits remaining at expected levels.

     Cumulative Effect of Change in Accounting Principle, net of tax was a charge of $6.1 million, or $0.31 per diluted share, for the first 40 weeks of 2002. This was related to our evaluation of the goodwill carrying value of the Stoney River reporting unit in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

     Diluted Weighted Shares outstanding were 22.5 million shares in the third quarter of 2003, compared to 19.7 million shares in the same prior-year period. For the first 40 weeks of 2003, diluted weighted shares outstanding were 22.2 million shares compared to 19.8 million shares in 2002. This increase relates to the shares issued and committed to be issued in connection with the Ninety Nine acquisition. We issued approximately 941,000 shares at the closing of the acquisition and will issue the remaining approximately 1.4 million shares over the next five years. Since the remaining shares to be issued are not contingent on any future event other than the passage of time, they are included in the weighted share calculations.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations, borrowings under our bank credit facility, capitalized lease obligations and sales of common stock. Our principal capital needs have historically arisen from the purchase and development of new restaurants, equipment replacement, improvements to existing restaurants and acquisitions. In addition, we lease a substantial number of our restaurants under operating leases and, as described below, therefore have substantial operating lease obligations.

     Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, and does not indicate a lack of liquidity. As of October 5, 2003, the working capital deficiency was $24.8 million compared to $21.4 million at December 29, 2002. The total net decrease in cash and cash equivalents was $5.1 million during the first 40 weeks of 2003.

     Net cash provided by operations for the first 40 weeks of 2003 was $44.6 million compared to $42.3 million in the same prior-year period. Other sources of cash during the first 40 weeks of 2003 came from incremental borrowings of $117.2 million under our credit facility and $4.5 million of proceeds from the exercise of stock options. Additionally, we financed $16.8 million in new restaurant equipment through capitalized lease obligations.

     Property and equipment expenditures were $54.6 million in the first 40 weeks of 2003, excluding new restaurant equipment financed through capitalized lease obligations. These expenditures were associated primarily with 25 new O’Charley’s restaurants and seven new Ninety Nine restaurants opened during the first 40 weeks of 2003, restaurants under construction at October 5, 2003, improvements to existing restaurants, property purchases for stores expected to open later in 2003 and in 2004, a new USDA-inspected meat facility at our Nashville commissary and technological improvements at our home office.

     Our capital budget includes approximately $10 to $15 million for capital expenditures, excluding new restaurant equipment financed through capitalized lease obligations, for the fourth quarter of 2003. These expenditures are for one additional O’Charley’s restaurant and one additional Ninety Nine restaurant opened during the fourth quarter of 2003 and approximately two additional Ninety Nine restaurants which are expected to open in the fourth quarter, and improvements to existing O’Charley’s and Ninety Nine restaurants. As of October 5, 2003, we had seven O’Charley’s restaurants and two Ninety Nine restaurants under construction. There can be no assurance that actual capital expenditures for the remainder of 2003 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites. Our anticipated new store opening schedule for 2004 includes approximately 15 new O’Charley’s restaurants, 12 to 14 new Ninety Nine restaurants and up to two new Stoney River restaurants.

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

     In conjunction with the acquisition of Ninety Nine, we entered into a $300 million senior secured credit facility, comprised of a $200 million revolving credit facility and a $100 million term loan, to fund the cash portion of the purchase price of Ninety Nine, repay the previous revolving credit facility and provide capital for future growth. These credit facilities remained in place through the first four weeks of the fourth quarter of 2003 and were secured by all our tangible and intangible assets and the capital stock of our subsidiaries. The revolving credit facility had outstanding borrowings of $128.1 million at October 5, 2003 which accrued interest at a rate of LIBOR plus 2.75%. The term loan balance at the end of the third quarter of 2003 was $95.0 million which accrued interest at a rate of LIBOR plus 4.0%. During the third quarter of 2003, the effective interest rate was 5.1% on the revolving credit facility and 5.5% on the term loan. The weighted average interest rate on the outstanding borrowings under this credit facility at the end of the third quarter of 2003 was 5.8%, compared to 3.4% during the same prior-year period.

     In the fourth quarter of 2003, we amended and restated our credit facility and issued $125 million aggregate principal amount of our 9.0% senior subordinated notes due 2013. Interest on the notes accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year commencing May 1, 2004. The notes mature on November 1, 2013. The notes are unsecured, senior subordinated obligations and rank junior in right of payment to all of our existing and future senior debt (as defined in the indenture governing the notes). At any time before November 1, 2006, we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount of the notes, plus accrued and unpaid interest, with the cash proceeds of certain equity offerings. We may also redeem all or a portion of the notes on or after November 1, 2006 at the redemption prices set forth in the indenture governing the notes. The notes are guaranteed on an unsecured, senior subordinated basis by certain of our subsidiaries.

     The indenture governing the notes contains certain customary covenants that, subject to certain exceptions and qualifications, limit our ability to, among other things: incur additional debt or issue preferred stock; pay dividends or make other distributions on, redeem or repurchase capital stock; make investments or other restricted payments; engage in sale and leaseback transactions; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of our assets; and enter into transactions with affiliates. In addition, if we sell certain assets (and generally do not use the proceeds of such sales for certain specified purposes) or experience specific kinds of changes in control, we must offer to repurchase all or a portion of the notes. The notes are also subject to certain cross-default provisions with the terms of our other indebtedness.

     The proceeds from the note offering were used to pay off the term loan and to repay a portion of the revolving credit loan under our existing bank credit facility. Our amended and restated bank credit facility consists of a revolving credit facility in a maximum principal amount of $125.0 million and does not provide for a term loan facility. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. The amended and restated credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the amended and restated credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. The amended and restated credit facility contains certain events of default, including an event of default resulting from certain changes in control. In the consolidated balance sheet at October 5, 2003, we have reclassified $10.0 million from current portion of long-term debt to long-term debt based on these refinancings and the extension of the maturity date of the debt.

      During the fourth quarter of 2003, we also completed two sale and leaseback transactions. The first transaction, completed on October 17, 2003, involved the sale of 23 of our O’Charley’s restaurant properties for aggregate gross proceeds of approximately $50.0 million. The second transaction, completed on November 7, 2003, involved the sale of five of our O’Charley’s restaurants for aggregate gross proceeds of approximately $9.1 million. Both of these sales were made to an unrelated entity who then leased the properties back to us. The leases that we entered into in connection with these transactions require us to make additional future minimum lease payments aggregating approximately $98.1 million over the 20-year term of the leases, or an average of approximately $4.9 million annually. The leases also provide for the payment of additional rent beginning in the sixth year of the lease term based on increases in the Consumer Price Index. The net proceeds from these transactions were used to pay down indebtedness under our existing bank credit facility.

     We expect to enter into additional sale and leaseback transactions totaling aggregate gross proceeds of approximately $25 million before the end of the first quarter in 2004. We plan to use the proceeds from these sale and leaseback transactions to reduce indebtedness under our amended and restated credit facility. We cannot assure you that these proposed sale and leaseback transactions will be completed or, if we do complete these transactions, that their terms will not differ, perhaps substantially, from those of the recently completed transactions described above.

     From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements historically have effectively converted some of our obligations that bear interest at variable rates into fixed rate obligations. As of October 5, 2003, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $20.0 million of our outstanding debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our bank credit facility. The swap agreements expire as follows: $10.0 million in January 2004 and $10.0 million in January 2006. We are currently evaluating our relative amounts of fixed rate versus variable rate indebtedness as a result of our amended and restated bank credit facility and issuance of $125.0 million of our 9.0% senior subordinated notes due 2013 and may enter into one or more interest rate swap agreements to convert some of our obligations that bear interest at fixed rates into variable rate obligations.

     In October 2003, we announced an authorization to repurchase up to $25.0 million of our common stock. Any repurchases will be made from time to time in open market transactions or privately negotiated transactions at our discretion. To date, we have not repurchased any shares of our common stock under this authorization. Any repurchases will be funded with borrowings under our amended and restated bank credit facility.

     We are the subject of litigation against us relating to an outbreak of the Hepatitis A virus affecting certain of our employees and customers. We are not able to predict the outcome of the litigation that has been filed against us or that may be filed against us in the future relating to the Hepatitis A outbreak or the amounts that we may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against us. We have liability insurance; however, we cannot assure you that our insurance carriers will reimburse us for any loss or liability we suffer in connection with this litigation or that our insurance will be sufficient to cover such loss or liability. See “Legal Proceedings.”

     Based upon the current level of operations and anticipated growth, we believe that available cash flow from operations, combined with the available borrowings under our amended and restated bank credit facility and capitalized lease arrangements, will be adequate to meet the anticipated future requirements for working capital and capital expenditures through at least the next 12 months. We have historically produced insufficient cash flow from operations to fund our working capital and capital expenditures and, accordingly, our ability to meet our anticipated capital needs is dependent on our ability to continue to access external financing, particularly borrowings under our credit facility. In addition, our growth strategy includes possible acquisitions or strategic joint ventures. Any acquisitions, joint ventures or other growth opportunities may require additional external financing. There can be no assurances that such sources of financing will be available to us or that any such financing would not negatively impact our earnings.

Critical Accounting Policies

     In our Form 10-K/A for the year ended December 29, 2002, we identified our critical accounting policies related to property and equipment, excess of cost over fair value of net assets acquired (goodwill), and impairment of long-lived assets. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 40 weeks of fiscal 2003, our previously identified critical accounting policies have not changed, except that our accounting policies related to goodwill also now encompass the $25.9 million indefinite life intangible asset of trademarks resulting from our acquisition of Ninety Nine.

Contractual Obligations

     The tables below set forth our contractual obligations and commercial commitments at October 5, 2003.

	Payment Due by Period

Contractual		Less than 1	1-3	3-5	More than 5
Obligations	Total	Year	Years	Years	Years

	(in thousands)
Long-term debt, including current portion	$223,230	$10,018	$20,039	$148,111	$45,062
Capitalized lease obligations (1)	47,169	11,263	20,325	14,247	1,334

	Amount of Commitment Expiration per Period

Other Commercial		Less than 1	1-3	3-5	More than 5
Commitments	Total Committed	Year	Years	Years	Years

	(in thousands)
Line of credit(2)	$200,000	$—	$—	$200,000	$—
Term loan(3)	95,000	10,000	20,000	48,000	17,000

Total commercial commitments	$295,000	$10,000	$20,000	$248,000	$17,000

(1)	Capitalized lease obligations include the interest expense component of approximately $4.3 million.

(2)	This pertains to the revolving credit portion of our previous bank credit facility, of which $128.1 million is included in long-term debt above.

(3)	This pertains to the term loan portion of our previous bank credit facility, of which $95.0 million is included in long-term debt above.

     The tables below set forth our contractual obligations and commercial commitments at October 5, 2003, after giving effect to the consummation of the issuance of our $125.0 million 9.0% senior subordinated note offering as well as the amendment and restatement of our bank credit facility, which occurred during the fourth quarter of 2003, as discussed in Note J to the unaudited consolidated financial statements.

	Payment Due by Period

Contractual		Less than 1	1-3	3-5	More than 5
Obligations	Total	Year	Years	Years	Years

	(in thousands)
Long-term debt, including current portion	$179,167	$18	$39	$54,048	$125,062
Capitalized lease obligations (1)	47,169	11,263	20,325	14,247	1,334

	Amount of Commitment Expiration per Period

Other Commercial		Less than 1	1-3	3-5	More than 5
Commitments	Total Committed	Year	Years	Years	Years

	(in thousands)
Line of credit(2)	$125,000	$—	$—	$125,000	$—
9.0% Senior Subordinated Notes due 2013(3)	125,000	—	—	—	125,000

Total commercial commitments	$250,000	$—	$—	$125,000	$125,000

(1)	Capitalized lease obligations include the interest expense component of approximately $4.3 million.

(2)	This pertains to our amended and restated credit facility, of which $54.0 million is included in long-term debt above.

(3)	This pertains to our 9.0% senior subordinated notes due 2013, of which $125.0 million is included in long-term debt above.

     The minimum aggregate operating lease commitments shown in our Annual Report on Form 10-K/A for the year ended December 29, 2002 were $85.1 million. We also presented pro forma minimum operating lease commitments assuming the consummation of the acquisition of Ninety Nine Restaurant and Pub as of December 29, 2002 of $270.6 million. Our operating lease commitments at December 29, 2002 assuming the consummation at such date of the sale and leaseback transactions described in Note J to the unaudited consolidated financial statements would be approximately $368.7 million.

Other Accounting Matters

     As discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 29, 2002, we account for our stock option plans in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. SFAS 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25 (“APB 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock on the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. We currently apply the provisions of APB 25 to account for our stock option plans. Stock options issued to date pursuant to our stock option plans have had no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. We have provided in Note B in the notes to the unaudited consolidated financial statements pro forma net earnings and pro forma earnings per share disclosures for employee stock compensation in the third quarter and year to date periods of 2003 and 2002 as if the fair-value-based method defined in SFAS 123 had been applied.

     As of October 5, 2003, we had outstanding options to purchase approximately 3.8 million shares of common stock at an average exercise price of $16.43 per share. In the event that accounting rules associated with stock options were to change to require all entities to use the fair value based method of accounting prescribed by SFAS 123, or were we to voluntarily elect to apply such methods, our consolidated statement of earnings would be impacted. The Financial Accounting Standards Board is currently considering a new accounting model for stock based compensation under which the value of such instruments would be reflected in the income statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Disclosure about Interest Rate Risk. We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our fixed-rate debt consists primarily of capitalized lease obligations and our variable-rate debt consists primarily of our revolving credit facility.

     As an additional method of managing our interest rate exposure on our revolving credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At October 5, 2003, we had in effect $20.0 million in swaps at an average fixed rate of 5.6%, $10.0 million of which matures in January 2004 and $10.0 million of which matures in January 2006.

Item 4. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings

In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. We have worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention since we became aware of this incident and have cooperated fully with their directives and recommendations. We are aware of 81 individuals who have contracted the Hepatitis A virus in the Knoxville area, most of whom have been linked to our Knoxville restaurant during the time of the outbreak. We are also aware of 14 lawsuits filed against us to date, all of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these lawsuits seek substantial damages, including treble damages under certain Tennessee consumer protection laws and punitive damages, and certain of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted the Hepatitis A virus and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Certain other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. We are also aware of an outbreak of Hepatitis A linked to numerous independent restaurants and restaurant chains located in Georgia, including two of our O’Charley’s restaurants. We have received the preliminary report of the Georgia Division of Public Health indicating that ten persons who contracted the Hepatitis A virus in Georgia stated that they had eaten at the Centerville, Georgia or Macon, Georgia O’Charley’s restaurant. Each of the Knox County Health Department, the Georgia Division of Public Health, the Centers for Disease Control and Prevention and the Food and Drug Administration have tentatively associated the recent outbreaks of the Hepatitis A virus affecting a number of restaurants, including O’Charley’s, to eating green onions (scallions).

While we intend to vigorously defend the litigation that has been filed against us, we are not able to predict the outcome of the litigation that has been filed against us or that may be filed against us in the future relating to the Hepatitis A outbreak or the amounts that we may be required to pay to settle any such litigation or to satisfy any adverse judgments that may be rendered against us. We have liability insurance; however, we cannot assure you that our insurance carriers will reimburse us for any loss or liability we suffer in connection with this litigation or that our insurance will be sufficient to cover such loss or liability. We do not believe that any of the legal proceedings pending against us will have a material adverse effect on our financial condition. We may incur or accrue expenses in a particular quarterly period relating to the Hepatitis A litigation or other legal proceedings that may adversely affect our results of operations for such period.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

No.	Description

10.1	Purchase Agreement, dated as of October 30, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc., Wachovia Capital Markets, LLC and Morgan Joseph & Co. Inc.

10.2	Registration Rights Agreement, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc., Wachovia Capital Markets, LLC and Morgan Joseph & Co. Inc.

10.3	Indenture, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc. and The Bank of New York (including Form of 144A

No.	Description

Global Note and Form of Regulation S Temporary Global Note).

10.4	Amended and Restated Credit Agreement, dated as of November 4, 2003, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branch, as Co-Syndication Agents, and AmSouth Bank and SunTrust Bank, as Co-Documentation Agents.

10.5	Form of Amended and Restated Revolving Credit Note.

10.6	Form of Amended and Restated Swingline Note.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of A. Chad Fitzhugh, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On July 16, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Items 7, 9 and 12) which contained its press release announcing that it had revised its outlook for the second quarter ended July 13, 2003.

     On August 8, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Items 7 and 12) which contained its press release announcing the Company’s second quarter 2003 earnings results.

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

O’Charley’s Inc. (Registrant)

Date: November 19, 2003	By:	/s/ Gregory L. Burns

Gregory L. Burns Chairman and Chief Executive Officer

Date: November 19, 2003	By:	/s/ A. Chad Fitzhugh

A. Chad Fitzhugh Chief Financial Officer, Secretary and Treasurer