Form 10-K
period 2003-12-28
O CHARLEYS INC
filed 2004-03-12
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   [X]   No  [   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $445.9 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock.

     The number of shares of common stock outstanding on March 5, 2004 was 21,163,149.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are
Part of Form 10-K	incorporated by reference

Part III	Proxy Statement relating to the registrant’s Annual
Meeting of Shareholders to be held May 13, 2004

O’CHARLEY’S INC.

PART I

Item 1. Business.

          We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,’’ “Ninety Nine Restaurant and Pub’’ and “Stoney River Legendary Steaks’’ trade names. Our two primary concepts, O’Charley’s and Ninety Nine, are leading casual dining concepts in their respective operating markets. At December 28, 2003, we operated 206 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 87 Ninety Nine restaurants in seven Northeastern states, and six Stoney River restaurants in the Southeast and Midwest.

Our Restaurant Concepts

O’Charley’s

          We acquired the original O’Charley’s restaurant in Nashville, Tennessee in May 1984. O’Charley’s is a casual dining restaurant concept whose strategy is to differentiate its restaurants by serving high-quality, freshly prepared food at moderate prices and with attentive customer service. O’Charley’s restaurants are intended to appeal to a broad spectrum of customers from a diverse income base, including mainstream casual dining customers, as well as upscale casual dining and value oriented customers. The O’Charley’s menu is mainstream, but innovative and distinctive in taste. The O’Charley’s menu features approximately 55 items including USDA Choice hand-cut and aged steaks, baby-back ribs basted with our own tangy BBQ sauce, a variety of seafood, fresh-cut salads with special recipe salad dressings and O’Charley’s signature caramel pie. All entrees are cooked to order and feature a selection of side items in addition to our hot, freshly baked yeast rolls. We believe the large number of freshly prepared items on the O’Charley’s menu helps differentiate our O’Charley’s concept from other casual dining restaurants.

          O’Charley’s restaurants are open seven days a week and serve lunch, dinner and Sunday brunch and offer full bar service. Specialty menu items include “limited-time’’ promotions, O’Charley’s Lunch Club, special selections, a special kids menu and a “kids eat free’’ program in selected markets. We are continually developing new menu items for our O’Charley’s restaurants to respond to changing customer tastes and preferences. Lunch entrees range in price from $5.99 to $9.99, with dinner entrees ranging from $6.99 to $16.99. In 2003, the average check per customer, including beverages, was $11.60.

          We seek to create a casual, neighborhood atmosphere in our O’Charley’s restaurants through an open layout and exposed kitchen and by tailoring the decor of our restaurants to the local community. The exterior typically features bright red and green neon borders, multi-colored awnings and attractive landscaping. The interior typically is open, casual and well lighted and features warm woods, exposed brick, color prints and hand-painted murals depicting local history, people, places and events. The prototypical O’Charley’s restaurant is a free-standing building ranging in size from approximately 6,400 to 6,800 square feet with seating for approximately 275 customers, including approximately 60 bar seats. We periodically update the interior and exterior of our restaurants to reflect refinements in the concept and respond to changes in customer tastes and preferences.

Ninety Nine Restaurant and Pub

          In January 2003, we acquired Ninety Nine Restaurant and Pub, a Woburn, Massachusetts based casual dining concept that began in 1952 with its initial location at 99 State Street in downtown Boston. Ninety Nine restaurants are casual dining restaurants that we believe have earned a reputation for providing generous portions of high-quality food at moderate prices combined with attentive service. Ninety Nine restaurants are intended to appeal to mainstream casual dining and value oriented customers. The Ninety Nine menu features approximately 75 items, including a wide selection of appetizers, soups, salads, sandwiches, burgers, beef, chicken and seafood entrees and desserts. Ninety Nine restaurants offer full bar service, including a wide selection of imported and domestic beers, wine and specialty drinks.

          Ninety Nine restaurants are open seven days a week and serve lunch and dinner. Lunch entrees range in price from $5.99 to $14.99, with dinner entrees ranging from $6.69 to $14.99. In 2003, the average check per customer, including beverages, was $13.78.

          Ninety Nine restaurants seek to provide a warm and friendly neighborhood pub atmosphere. Signature elements of the prototypical Ninety Nine restaurant include an open view kitchen, booth seating, walls decorated with local community memorabilia and a centrally located rectangular bar. The prototypical Ninety Nine restaurant is a free-standing building of approximately 5,800 square feet in size with seating for approximately 190 customers, including approximately 30 bar seats. Ninety Nine has grown through remodeling traditional and non-traditional restaurant locations as well as through developing new restaurants in the style of its prototype restaurant.

Stoney River Legendary Steaks

          We acquired Stoney River in May 2000. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering the high-quality food and attentive customer service typical of high-end steakhouses at more moderate prices. Stoney River restaurants have an upscale “mountain lodge’’ design with a large stone fireplace, plush sofas and rich woods that is intended to make the interior of the restaurant inviting and comfortable. The Stoney River menu features several offerings of premium midwestern beef, fresh seafood and a variety of other gourmet entrees. An extensive assortment of freshly prepared salads and side dishes is available a la carte. The menu also includes several specialty appetizers and desserts. Stoney River restaurants offer full bar service, including an extensive selection of wines. The price range of entrees is $16.95 to $31.95. In 2003, the average check per customer, including beverages, was $37.42.

          We have established a “managing partner program” for the general managers of our Stoney River restaurants pursuant to which each general manager has acquired, or must acquire in the future, a 6% interest in the subsidiary that owns the restaurant that the general manager manages in exchange for a capital contribution to that subsidiary. We have also entered into a five-year employment agreement with each general manager. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his or her 6% interest. Upon the fifth anniversary of the general manager’s capital contribution to the subsidiary, we have the option, but not the obligation, to purchase the general manager’s 6% interest for fair market value. In the event the general manager’s employment with us terminates prior to the expiration of the five-year term of his employment agreement, we have the option, but not the obligation, to purchase the general manager’s 6% interest. In addition, the general manager’s 6% interest is subject to forfeiture based on certain events.

Our Operating Strategy

          Protect the Distinctive Culture and Operating Principles of Each of Our Concepts. We believe our three restaurant concepts have distinctive cultures and operating principles that have made them successful. In order to preserve those distinctive cultures and principles, we have established separate, experienced management teams for each concept. The members of the senior management team of each concept have an average of at least 20 years in the restaurant industry. We operate our three concepts separately, but each concept is integrated with our home office for certain administrative and support functions, such as management information systems, procurement and other administrative services. We believe that having different management teams for each concept should enable us to successfully operate and expand each of our concepts by focusing on their distinctive strengths, while capitalizing on the operating strengths and efficiencies of a large, multi-concept company.

          Provide an Attractive Price-to-Value Relationship. We believe our O’Charley’s and Ninety Nine restaurants are recognized by consumers for offering an attractive value. In 2003, the average check per customer, including beverages, was $11.60 for O’Charley’s and $13.78 for Ninety Nine. At our O’Charley’s restaurants, we believe our high-quality, freshly prepared food appeals to a broad spectrum of customers from a diverse income base, including mainstream casual dining customers, as well as upscale casual dining and value oriented customers. The generous portions and quality of the food at our Ninety Nine restaurants are intended to appeal to casual dining customers and value oriented customers.

          Pursue Disciplined Growth Strategy. We intend to continue to develop new O’Charley’s restaurants in our target markets, primarily in the Southeast and Midwest, and new Ninety Nine restaurants in the Northeast. Our target markets for the O’Charley’s and Ninety Nine concepts include both metropolitan markets and smaller markets in close proximity to metropolitan markets where we have a significant presence. Our strategy is to cluster our new restaurants to enhance supervisory, marketing and distribution efficiencies. Prior to opening a new restaurant, we use cost, demographic and traffic data to analyze prospective restaurant sites. While we prefer to develop new O’Charley’s restaurants based on our prototype restaurants, we from time to time develop new restaurants in existing buildings. Historically, Ninety Nine has opened a significant number of new restaurants by remodeling existing buildings. Our ability to remodel an existing building into an O’Charley’s or Ninety Nine restaurant can permit greater accessibility to quality sites in more developed markets. We opened 26 new O’Charley’s restaurants, closed two O’Charley’s restaurants, opened ten new Ninety Nine restaurants and closed one Ninety Nine restaurant in 2003.

          Leverage Our Commissary Operations. We operate an approximately 220,000 square foot commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants and manufacture certain O’Charley’s brand food products for our O’Charley’s restaurants and, to a lesser extent, for sale to other customers, including retail grocery chains, mass merchandisers and wholesale clubs. In addition, our Nashville commissary operates a USDA-approved and inspected facility at which we cut beef for our O’Charley’s and Stoney River restaurants and a production facility at which we manufacture the signature yeast rolls and salad dressings served in our O’Charley’s restaurants. We believe our Nashville commissary has sufficient capacity to meet a substantial majority of the distribution needs of our existing and planned O’Charley’s and Stoney River restaurants for the next several years. We also operate a 20,000 square foot commissary and purchasing operation located in Woburn, Massachusetts through which we purchase and distribute a portion of the food products and supplies for our Ninety Nine restaurants, primarily “center of the plate’’ items including red meat, poultry and seafood. Our Woburn commissary operates a USDA-approved and inspected facility at which we cut beef for our Ninety Nine restaurants and a production facility at which we prepare the soups, sauces and marinades served in our Ninety Nine restaurants. We believe our commissaries enhance restaurant operations by helping to maintain consistent food quality, ensure reliable distribution services to our restaurants, simplify our restaurant managers’ food cost management responsibilities and reduce costs through purchasing volumes and operating efficiencies.

          Provide an Attractive Operating Environment for Our Employees. We believe that a well-trained, highly motivated restaurant management team is critical to achieving our operating objectives. Our training and compensation systems are designed to create accountability at the restaurant management level for the performance of each restaurant. We invest significant resources to train, motivate and educate our restaurant level managers and hourly employees. To instill a sense of ownership, a portion of the compensation of our restaurant level managers is based upon restaurant operating results. Our focus on restaurant level operations is intended to create a “single store mentality’’ among our restaurant managers and provide an incentive for managers to improve sales and operating results.

Support Operations

          Quality Control. We use written customer evaluations, which are available to customers in the restaurants, as a means of monitoring customer satisfaction. We also employ a “mystery shopper” program in our O’Charley’s restaurants to independently monitor quality control in areas such as timeliness of service, atmosphere, cleanliness, employee attitude and food quality. In addition, our customer service department receives calls from customers and, when necessary, routes comments to the appropriate personnel. We have also contracted with a company to provide customer satisfaction surveys for our O’Charley’s concept, whereby customers answer questions regarding their visits to our stores and rank their experience. This program will be rolled out in 2004.

          Advertising and Marketing. We have an ongoing advertising and marketing plan for the development of television, radio and newspaper advertising for our restaurants and also use point of sale and local restaurant marketing. We focus our marketing efforts on building brand loyalty and emphasizing the distinctiveness of our restaurant atmosphere and menu offerings. We conduct annual studies of changes in customer tastes and preferences and are continually evaluating the quality of our menu offerings. During 2003, our advertising expenses were approximately 3.2% of restaurant sales. In addition to advertising, we encourage unit level personnel to become active in their communities through local charities and other organizations and sponsorships.

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

          Real Estate and Construction. We maintain an in-house construction and real estate department to assist in the site selection process, develop architectural and engineering plans and oversee new construction. We maintain a broad database of possible sites and our management team analyzes prospective sites. Once a site is selected, our real estate department oversees the zoning process, obtains required governmental permits, develops detailed building plans and specifications and equips the restaurants.

          Human Resources. We maintain a human resources department that supports restaurant operations through the design and implementation of policies, programs, procedures and benefits for our employees. The human resources department also includes an employee relations manager and maintains a toll-free number for employee comments and questions. This department also maintains our code of conduct and addresses any compliance issues. We conduct annual “Impact” meetings at our O’Charley’s restaurants that provide a forum for corporate management to receive feedback from restaurant managers and hourly employees. We have had in place for several years a plan to foster diversity throughout our workforce.

Restaurant Locations

     The following table sets forth the markets in which our O’Charley’s, Ninety Nine and Stoney River restaurants were located at December 28, 2003, including the number of restaurants in each market.

O’Charley’s Restaurants

Alabama	Kentucky	Ohio
Birmingham(6)	Bowling Green	Cincinnati(7)
Decatur	Cold Spring	Cleveland
Dothan	Elizabethtown	Columbus(5)
Florence	Florence	Dayton(3)
Huntsville(2)	Frankfort	South Carolina
Mobile(4)	Hopkinsville	Anderson
Montgomery(2)	Lexington(4)	Charleston
Opelika	Louisville(5)	Columbia(3)
Oxford	Owensboro	Greenville
Tuscaloosa	Paducah	Greenwood
Arkansas	Richmond	Rock Hill
Jonesboro	Louisiana	Spartanburg
Florida	Monroe	Tennessee
Destin	Mississippi	Chattanooga(2)
Jacksonville(2)	Biloxi(2)	Clarksville(2)
Panama City	Hattiesburg	Cleveland
Pensacola	Jackson	Cookeville
Georgia	Meridian	Jackson
Atlanta(18)	Olive Branch	Johnson City
Augusta	Pearl	Kingsport
Canton	Southhaven	Knoxville(7)
Columbus	Tupelo	Memphis(3)
Dalton	Missouri	Morristown
Ft. Oglethorpe	Cape Girardeau	Murfreesboro(2)
Gainesville	Kansas City(2)	Nashville(13)
Macon(2)	St. Louis(6)	Pigeon Forge
Illinois	North Carolina	Virginia
Champaign	Asheville	Bristol
Marion	Burlington	Harrisonburg
O’Fallon	Charlotte(7)	Lynchburg
Springfield(2)	Fayetteville	Roanoke(2)
Indiana	Greensboro	Richmond(5)
Bloomington	Greenville	West Virginia
Clarksville	Hendersonville	Charleston
Corydon	Hickory
Evansville(2)	Raleigh(4)
Fort Wayne(2)	Wilmington
Indianapolis(10)	Winston-Salem(2)
Lafayette
Richmond

Ninety Nine Restaurants

Connecticut	New Hampshire	New York
Hartford(8)	Concord	Albany
Maine	Hookset	Rhode Island
Augusta	Keene	Cranston
Bangor	Londonderry	Newport
Portland(3)	Manchester	Warwick
Massachusetts	Nashua	Vermont
Auburn	North Conway	Rutland
Boston(37)	Portsmouth	Williston
Centerville	Salem
Fairhaven	Seabrook
Fall River	Tilton
Falmouth	West Lebanon
Fitchburg
Mashpee
North Attleboro
North Dartmouth
Pittsfield
Seekonk
Springfield(4)
Tewksbury
West Yarmouth
Worcester(2)

Stoney River Restaurants

Atlanta, Georgia(2)	Louisville, Kentucky	Nashville, Tennessee
Chicago, Illinois(2)

Franchising

          We have completed a feasibility study of the potential franchising of the O’Charley’s concept and, based upon the results of this study, are reviewing franchising opportunities. We are seeking to enter into franchising arrangements with restaurant operators for the development of O’Charley’s restaurants in areas that are outside of our current development and growth plans. During December 2003, we entered into an exclusive multi-unit development agreement with a third party franchisee to develop and operate up to 15 new O’Charley’s restaurants in Michigan. We intend to enter into additional development agreements to franchise our O’Charley’s restaurant concept in other areas. Franchisees will be required to comply with our specifications as to restaurant space, design and decor, menu items, principal food ingredients, employee training and day-to-day operations.

Service Marks

          The name “O’Charley’s’’ and its logo, the name “Stoney River Legendary Steaks,’’ and the Ninety Nine Restaurant and Pub logo are registered service marks with the United States Patent and Trademark Office. We also have other service marks that are registered in the states in which we operate. We are aware of names and marks similar to our service marks used by third parties in certain limited geographical areas. Use of our service marks by third parties may prevent us from licensing the use of our service marks for restaurants in those areas. We intend to protect our service marks by appropriate legal action whenever necessary.

Government Regulation

          We are subject to various federal, state and local laws affecting our business. Our commissaries are licensed and subject to regulation by the USDA. In addition, each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Most municipalities in which our restaurants are located require local business licenses. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. We are also subject to federal and state environmental regulations, but those regulations have not had a material adverse effect on our operations to date.

          Approximately 12% of restaurant sales in 2003 were attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities. Similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect or, in an extreme case, terminate its operations. We have established standardized procedures for our restaurants designed to assure compliance with applicable codes and regulations.

          We are subject, in most states in which we operate restaurants, to “dram-shop’’ statutes or judicial interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

Employees

          At December 28, 2003, we employed approximately 8,800 full-time and 11,800 part-time employees, including approximately 300 home office management and staff personnel and approximately 150 commissary personnel, with the remainder being restaurant personnel. None of our employees is covered by a collective bargaining agreement. We consider our employee relations to be good.

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

          Our O’Charley’s and Ninety Nine restaurants are casual dining restaurants that feature menus intended to appeal to a broad spectrum of customers. Our Stoney River restaurants are upscale steakhouses that feature steaks, fresh seafood and other gourmet entrees. Our continued success depends, in part, upon the popularity of these foods and these styles of dining. Shifts in consumer preferences away from this cuisine or dining style could materially adversely affect our future operating results. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes in our concepts and menus in order to respond to changes in consumer tastes or dining patterns. If we change a restaurant concept or menu, we may lose customers who do not prefer the new concept or menu, and may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. In addition, consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Stoney River menu, or by specific events such as E. coli food poisoning or outbreaks of bovine spongiform encephalopathy (mad cow disease) or other diseases.

          Our success is also dependent to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce customer traffic or impose practical limits on pricing, either of which could harm our results of operations.

Same store sales at our O’Charley’s restaurants have declined, and initiatives we have implemented at our O’Charley’s restaurants to improve our same store sales have resulted in increased costs and could continue to adversely affect our results of operations.

          Through the end of 2003, we experienced decreases in our same store sales at our O’Charley’s restaurants during six of the previous seven fiscal quarters. During the third quarter of 2003, we introduced a number of business initiatives, including changes to our menu, designed to increase our customer traffic. These initiatives have resulted in increases in our customer traffic, but have also resulted in a lower average check due to the introduction of a number of promotional items, resulting in continued decreases in same store sales at our O’Charley’s restaurants. These initiatives have also resulted in increased costs. There can be no assurance that these initiatives will result in increased revenues or same store sales at our O’Charley’s restaurants and, as a result, such initiatives may continue to adversely affect our results of operations in future periods. Likewise, we cannot assure you that same store sales at our O’Charley’s restaurants will not continue to decline.

An outbreak of Hepatitis A affecting customers and employees of a Knoxville, Tennessee O’Charley’s restaurant has adversely affected our customer traffic, negatively impacted our results of operations and resulted in litigation against us, and we may be further impacted by another outbreak of Hepatitis A linked to restaurants in Georgia, including two O’Charley’s restaurants.

          In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which has resulted in a number of our employees and customers becoming infected. Hepatitis A is a viral infection spread primarily through contaminated food and water. The negative publicity surrounding this incident has significantly reduced customer traffic at our nine O’Charley’s restaurants in the Knoxville market and to a lesser extent in other markets. We are aware of 81 individuals who have contracted the Hepatitis A virus in the Knoxville area, most of whom have been linked to our Knoxville restaurant during the time of the outbreak. As of the date of this report, we are also aware of 31 lawsuits that have been filed against us to date alleging injuries or fear of injuries from the Hepatitis A incident, some of which claim substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted the Hepatitis A virus and died following the filing of his lawsuit, and his lawsuit has been amended to allege wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. We anticipate that additional lawsuits will be filed against us relating to this incident.

          We are also aware of an outbreak of Hepatitis A linked to numerous independent restaurants and restaurant chains located in Georgia, including two of our O’Charley’s restaurants. We have received the preliminary report of the Georgia Division of Public Health indicating that ten persons who contracted the Hepatitis A virus in Georgia stated that they had eaten at the Centerville, Georgia or the Macon, Georgia O’Charley’s restaurant.

          We are not able to predict the extent to which the negative publicity surrounding these incidents will continue to adversely affect our customer traffic, or the outcome of the litigation that has been filed against us or that may be filed against us in the future relating to these incidents or the amounts that we may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against us. We have liability and loss of income insurance; however, we cannot assure you that our insurance carriers will reimburse us for any loss, liability or loss of income we suffer in connection with this incident or that our insurance coverage will be sufficient to cover any loss, liability or loss of income. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover those losses, liabilities or loss of income, there could be a material adverse effect on our results of operations or financial condition. The reduction in our customer traffic as a result of the Knoxville incident adversely affected our results of operations for the period of time following the September 2003 exposure and is continuing to adversely affect our results of operations.

Our continued growth depends on our ability to open new restaurants and operate our new restaurants profitably, which in turn depends upon our continued access to capital.

          A significant portion of our historical growth has been due to opening new restaurants. We opened 24 new O’Charley’s restaurants and three new Stoney River restaurants in 2002. We opened 26 new O’Charley’s restaurants, closed two O’Charley’s restaurants, opened ten new Ninety Nine restaurants and closed one Ninety Nine restaurant in 2003. Our ability to open new restaurants will depend on a number of factors, such as:

•	the selection and availability of quality restaurant sites;

•	our ability to negotiate acceptable lease or purchase terms;

•	our ability to hire, train and retain the skilled management and other personnel necessary to open, manage and operate new restaurants;

•	our ability to secure the governmental permits and approvals required to open new restaurants;

•	our ability to manage the amount of time and money required to build and open new restaurants, including the possibility that adverse weather conditions may delay construction and the opening of new restaurants; and

•	the availability of adequate financing.

          Many of these factors are beyond our control. In addition, we have historically generated insufficient cash flow from operations to fund our working capital and capital expenditures and, accordingly, our ability to open new restaurants and our ability to grow, as well as our ability to meet other anticipated capital needs, is dependent on our continued access to external financing, including borrowings under our credit facility and financing obtained in the capital markets. Our ability to make borrowings under our credit facility will require, among other things, that we comply with certain financial and other covenants, and we cannot assure you that we will be able to do so. Accordingly, we cannot assure you that we will be successful in opening new restaurants in accordance with our current plans or otherwise. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those of our existing restaurants, or that the new restaurants will be operated profitably.

We may not be able to successfully integrate the operations of Ninety Nine Restaurant and Pub, which could adversely affect our business, financial condition and results of operations.

          On January 27, 2003, we acquired Ninety Nine Restaurant and Pub. The acquisition of Ninety Nine was substantially larger than any acquisition we have previously completed, and our management team does not have significant experience integrating the operations of acquired businesses. In addition, our Ninety Nine restaurants are located in markets in which we have not historically operated. Achieving the expected benefits of the Ninety Nine acquisition will depend in large part on our completion of the integration of Ninety Nine’s operations and personnel in a timely and efficient manner. The challenges involved in this integration include the following:

•	persuading employees of Ninety Nine that we will maintain Ninety Nine’s distinctive business culture and employee morale;

•	retaining the senior management team of Ninety Nine, several of whom received significant payments in connection with the acquisition;

•	maintaining a workforce over expanded geographic locations; and

•	consolidating certain corporate, commissary, information technology, accounting and administrative infrastructures.

          If we cannot overcome the challenges we face in completing the integration of Ninety Nine, our ability to effectively and profitably manage Ninety Nine’s business could suffer. We cannot assure you that our Ninety Nine restaurants will generate revenues or profit margins consistent with prior years or that these restaurants will not operate at a loss. Moreover, the integration process itself may be disruptive to our business, as it will divert the attention of management from its normal operational responsibilities and duties. We cannot offer any assurance that we will be able to successfully integrate Ninety Nine’s operations or personnel or realize the anticipated benefits of the acquisition. Our failure to successfully complete the integration of Ninety Nine could harm our business, financial condition and results of operations.

Our growth may strain our management and infrastructure, which could slow our development of new restaurants and adversely affect our ability to manage existing restaurants.

          Our growth has placed significant demands upon our management. We also face the risk that our existing systems and procedures, restaurant management systems, financial controls and information systems will be inadequate to support our planned growth. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned growth will impose on management and these systems and controls. In May 2000, we acquired Stoney River and, in January 2003, we acquired Ninety Nine. The development of the Stoney River concept and the integration and operation of the Ninety Nine concept will continue to place significant demands on our management. These demands on our management and systems could also adversely affect our ability to manage our existing restaurants. If our management is unable to meet these demands or if we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our growth objectives, our operating results or cash flows could be materially adversely affected.

Unanticipated expenses and market acceptance could affect the results of restaurants we open in new and existing markets.

          As part of our growth plans, we may open new restaurants in areas in which we have little or no operating experience and in which potential customers may not be familiar with our restaurants. As a result, we may have to incur costs related to the opening, operation, supervision and promotion of those new restaurants that are substantially greater than those incurred in other areas. Even though we may incur substantial additional costs with these new restaurants, they may attract fewer customers than our more established restaurants in existing markets. As a result, the results of operations at new restaurants may be inferior to those of our existing restaurants. The new restaurants may even operate at a loss.

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

We may experience higher operating costs, which would adversely affect our operating results, if we cannot increase menu prices to cover them.

          Our operating results are significantly dependent on our ability to anticipate and react to increases in food, labor, employee benefits and other costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because the pricing strategy at our O’Charley’s and Ninety Nine restaurants is intended to provide an attractive price-to-value relationship, we may not be able to pass along price increases to our guests.

          We compete with other restaurants for experienced management personnel and hourly employees. Given the low unemployment rates in certain areas in which we operate, we will likely be required to continue to enhance our wage and benefits package in order to attract qualified management and other personnel. For example, in 2003 we began offering expanded medical benefits for our hourly employees at the O’Charley’s concept, which has increased our benefit costs. In addition, any increase in the federal minimum wage rate would likely cause an increase in our labor costs. We cannot assure you that we will be able to offset increased wage and benefit costs through our purchasing and hiring practices or menu price increases, particularly over the short term. As a result, increases in wages and benefits could have a material adverse effect on our business and could decrease the cash available to service our obligations.

          We have completed a feasibility study on franchising our O’Charley’s restaurant concept and have begun marketing the franchise concept. During December 2003, we entered into an exclusive multi-unit development agreement with a third party franchisee to develop and operate up to 15 new O’Charley’s restaurants in Michigan. We intend to enter into additional development agreements to franchise our O’Charley’s restaurant concept. We will continue to experience expenditures and losses in implementing our franchising initiative until such time, if ever, that we generate sufficient franchising revenue to cover these expenditures.

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

          Our O’Charley’s restaurants are located predominately in the southeastern and midwestern United States. Our Ninety Nine restaurants are located in the northeastern United States. At December 28, 2003, we operated 36 of our 206 O’Charley’s restaurants in Tennessee and 56 of our 87 Ninety Nine restaurants in Massachusetts. As a result, our business and our financial or operating results may be materially adversely affected by adverse economic, weather or business conditions in these markets, as well as in other geographic regions in which we locate restaurants.

Our future performance depends on our senior management who are experienced in restaurant management and who could not easily be replaced with executives of equal experience and capabilities.

          We depend significantly on the services of Gregory L. Burns, our Chief Executive Officer, Steven J. Hislop, our President and Chief Operating Officer, and A. Chad Fitzhugh, our Chief Financial Officer. We also depend significantly on the services of each of our Concept Presidents, William E. Hall, Jr., our Concept President-O’Charley’s, Herman A Moore, Jr., our President, Commissary Operations, and Charles F. Doe, Jr., our Concept President-Ninety Nine Restaurant and Pub. Mr. Doe, who joined our company when we acquired Ninety Nine in January 2003, received significant payments at the time of our acquisition of Ninety Nine, and we do not have an employment agreement with Mr. Doe. In February 2004, we announced that Mr. Doe would transition from concept president of Ninety Nine, responsible for oversight of day-to-day operations, to chairman of an advisory board at Ninety Nine, responsible for the strategic development of the Ninety Nine brand. If we lose the services of any members of our senior management for any reason, we may be unable to replace them with qualified personnel, which could have a material adverse effect on our business and development. We do not have employment agreements with any of our executive officers and we do not carry key person life insurance on any of our executive officers.

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

Any disruption in the operation of our commissaries could adversely affect our ability to operate our restaurants.

          We operate a commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants. We also operate a commissary in Woburn, Massachusetts, through which we purchase and distribute a portion of the food products and supplies for our Ninety Nine restaurants. If the operations of our commissaries are disrupted, we may not be able to deliver food and supplies to our restaurants. If our commissaries are unable to deliver the food products and supplies required to run our restaurants, we may not be able to find other sources of food or supplies, or, if alternative sources of food or supplies are located, our operating costs may increase. Accordingly, any disruption in the operation of our commissaries could adversely affect our ability to operate our restaurants and our results of operations.

We may incur costs or liabilities and lose revenue as the result of government regulation.

          Our restaurants are subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, zoning and building codes and other health, sanitation and safety matters. All of these regulations impact not only our current restaurant operations but also our ability to open new restaurants. We will be required to comply with applicable state and local regulations in new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce operations at an existing location, either of which would materially and adversely affect our growth and results of operations. In addition, our commissaries are licensed and subject to regulation by the United States Department of Agriculture and are subject to further regulation by state and local agencies. Our failure to obtain or retain federal, state or local licenses for our commissaries or to comply with applicable regulations could adversely affect our commissary operations and disrupt delivery of food and other products to our restaurants. If one or more of our restaurants were unable to serve alcohol or food for even a short time period, we could experience a reduction in our overall revenue.

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

          In addition to the litigation that has been or may in the future be filed concerning the Hepatitis A incidents discussed above, we are sometimes the subject of other complaints or litigation from customers alleging illness, injury or other food quality or health concerns. Litigation or adverse publicity resulting from these allegations may materially adversely affect us or our restaurants, regardless of whether the allegations are valid or whether we are liable. In addition, our restaurants are subject in each state in which we operate to “dram shop’’ laws that allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A lawsuit under a dram shop law or alleging illness or injury from food may result in a verdict in excess of our liability insurance policy limits, which could result in substantial liability for us and may have a material adverse effect on our results of operations.

Restaurant companies have been the target of class actions and other lawsuits alleging, among other things, violations of federal and state law.

          We are subject to the risk that our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time and we are also the defendant in a number of pending lawsuits in connection with the Knoxville Hepatitis A incident discussed above under “- An outbreak of Hepatitis A affecting customers and employees of a Knoxville, Tennessee O’Charley’s restaurant has adversely affected our customer traffic, negatively impacted our results of operations and resulted in litigation against us, and we may be further impacted by another outbreak of Hepatitis A linked to restaurants in Georgia, including two O’Charley’s restaurants.’’ Accordingly, we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

          Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has resulted in and may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Executive Officers of the Registrant

          Our executive officers are elected by the board of directors and serve at the pleasure of the board of directors. The following table sets forth certain information regarding our executive officers.

Name	Age	Position

Gregory L. Burns	49	Chief Executive Officer and Chairman of the Board

Steven J. Hislop	44	President and Chief Operating Officer

A. Chad Fitzhugh	43	Chief Financial Officer, Secretary and Treasurer

William E. Hall, Jr.	49	Concept President-O’Charley’s

Herman A. Moore, Jr.	52	President, Commissary Operations

Charles F. Doe, Jr.	43	Concept President-Ninety Nine Restaurant and Pub

Suzanne M. Osterberg	39	Chief Support Officer

R. Jeffrey Williams	37	Controller

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

          A. Chad Fitzhugh has served as Chief Financial Officer since September 1996, as Secretary since May 1993, and as Treasurer since April 1990. He served as our Controller from 1987 until his appointment as Chief Financial Officer. Mr. Fitzhugh is a certified public accountant.

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

          Suzanne M. Osterberg has served as Chief Support Officer since December 2002. Mrs. Osterberg served as Vice President of Human Resources, Training and Development from December 2001 to December 2002. Mrs.

Osterberg served as Vice President of Human Resources and Development from December 2000 to December 2001. Mrs. Osterberg served as Vice President of Training and Management Development from 1999 to 2001. Mrs. Osterberg served in various capacities in the Operations and Training departments for O’Charley’s prior to 1999.

          R. Jeffrey Williams has served as Controller since February 2003. Mr. Williams served as Controller for the O’Charley’s Concept from July 2001 to February 2003. Mr. Williams served as Controller of The Krystal Company from July 2000 to July 2001. Mr. Williams served as a Director of Financial Planning and Analysis for Cracker Barrel Old Country Store from July 1999 to July 2000 and as Accounting Manager for Cracker Barrel Old Country Store from November 1996 to July 1999. Mr. Williams is a certified public accountant.

Available Information

          The Company’s internet website address is http://www.ocharleys.com. The Company makes available free of charge through its website the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

Item 2. Properties.

          At December 28, 2003, we operated 206 O’Charley’s restaurants, 87 Ninety Nine restaurants and six Stoney River Legendary Steak restaurants. As of that date, we owned the land and building at 95 of our O’Charley’s restaurants, leased the land and building at eight of our O’Charley’s restaurants and leased the land only at 103 of our O’Charley’s restaurants. We lease the land and building at 71 of our Ninety Nine restaurants and lease the land only at 16 of our Ninety Nine restaurants. We own the land and building at three of our Stoney River restaurants and lease the land only at our other three Stoney River restaurants. See “Restaurant Locations” in Item 1 above for a list of the markets in which our restaurants were located at December 28, 2003. Restaurant lease expirations range from 2004 to 2025, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of our restaurant leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, our restaurant leases are net leases, which require us to pay the cost of insurance and taxes.

          Our home office and Nashville commissary are located in Nashville, Tennessee in approximately 290,000 square feet of office and warehouse space. We own these facilities. We also have administrative offices in Woburn, Massachusetts and a commissary located in approximately 20,000 square feet of space. We lease these facilities.

Item 3. Legal Proceedings.

          In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. We have worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention since we became aware of this incident and have cooperated fully with their directives and recommendations. We are aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to our Knoxville restaurant during the time of the outbreak. As of the date of this report, we are also aware of 31 lawsuits that have been filed against us, all of which have been filed in the circuit court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. The Company has filed a motion to consolidate the cases claiming injury for discovery purposes only.

          We are also aware of an outbreak of Hepatitis A linked to numerous independent restaurants and restaurant chains located in Georgia, including two of our O’Charley’s restaurants. We have received the preliminary report of the Georgia Division of Public Health indicating that ten persons who contracted the Hepatitis A virus in Georgia stated that they had eaten at the Centerville, Georgia or the Macon, Georgia O’Charley’s restaurant. Each of the Knox County Health Department, the Georgia Division of Public Health, the Centers for Disease Control and Prevention and the Food and Drug Administration have tentatively associated the recent outbreaks of the Hepatitis A virus affecting a number of restaurants, including O’Charley’s, to eating green onions (scallions).

          While we intend to vigorously defend the litigation that has been filed against us, we are not able to predict the outcome of the litigation that has been filed against us or that may be filed against us in the future relating to the Hepatitis A outbreak or the amounts that we may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against us. We have liability insurance; however, we cannot assure you that our insurance carriers will reimburse us for any loss or liability we suffer in connection with this incident or that our insurance will be sufficient to cover any loss or liability. If we suffer losses or liabilities in excess of our insurance coverage or if our insurance does not cover those losses or liabilities, there could be a material adverse effect on our results of operations and financial condition.

          The Company has a foodborne illness policy that reimburses the Company for certain lost profits associated with this type of incident. The Company is currently developing supporting documentation for the claim associated with this incident. The Company has not recognized any recoveries under its foodborne illness policy. At this time, the Company cannot reasonably estimate the amount or timing of the settlement of this claim.

          In addition, we are defendants from time to time in various other legal proceedings arising in the ordinary course of our business, including claims relating to workplace and employment matters, discrimination and similar matters, claims resulting from “slip and fall” accidents and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. We do not believe that any of the other legal proceedings pending against us as of the date of this report will have a material adverse effect on our operating results, liquidity or financial condition. In addition, we may incur or accrue expenses relating to legal proceedings, which may materially adversely affect our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of shareholders during the fourth quarter ended December 28, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

          Our common stock trades on the NASDAQ National Market under the symbol “CHUX.” As of March 5, 2004, there were approximately 2,600 shareholders of record of our common stock. The following table shows quarterly high and low bid prices for our common stock for the periods indicated, as reported by the NASDAQ National Market.

Fiscal 2003	High	Low

First Quarter	$23.65	$17.50
Second Quarter	23.32	17.50
Third Quarter	22.60	14.09
Fourth Quarter	17.92	13.66

Fiscal 2002

First Quarter	$24.25	$18.11
Second Quarter	25.82	21.08
Third Quarter	23.00	17.35
Fourth Quarter	22.48	15.59

          We have never paid a cash dividend on our common stock and we presently intend to retain our cash to finance the growth and development of our business. Our revolving credit facility prohibits the payment of cash dividends on our common stock without the consent of the participating banks.

          On January 27, 2003, we issued 941,176 shares of common stock to the former owners of Ninety Nine Restaurant and Pub as part of the purchase price of the acquisition of Ninety Nine. The Company issued an additional 390,586 shares in January 2004 and is required to issue an additional 407,843 shares on each of the second and third anniversaries of the closing of the acquisition and 94,118 shares on each of the fourth and fifth anniversaries of the closing. The issuance of the shares to the former owners of Ninety Nine was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data.

          The selected financial data presented below under the captions “Statement of Earnings Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended December 28, 2003, were derived from the consolidated financial statements of O’Charley’s Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG LLP, independent auditors. The selected data should be read in conjunction with the consolidated financial statements for the year ended December 28, 2003, and the related notes thereto.

	Fiscal Years

	2003(1)	2002	2001	2000(2)	1999

	(in thousands, except per share data)
Statement of Earnings Data:
Revenues:
Restaurant sales	$753,740	$495,112	$440,875	$373,700	$299,014
Commissary sales	5,271	4,800	4,056	3,562	3,191

	759,011	499,912	444,931	377,262	302,205
Costs and expenses:
Cost of restaurant sales:
Cost of food and beverage	221,129	140,577	129,529	109,480	89,713
Payroll and benefits	251,579	154,311	138,009	115,029	90,625
Restaurant operating costs	138,473	85,761	76,321	64,818	52,483
Cost of commissary sales	4,970	4,488	3,808	3,341	3,013
Advertising, general and administrative expenses	53,493	37,677	29,979	24,480	19,235
Depreciation and amortization (3)	36,360	25,527	22,135	18,202	14,060
Asset impairment and exit costs(4)	—	—	5,798	—	—
Preopening costs (3)	6,337	5,074	5,654	4,705	4,037

	712,341	453,415	411,233	340,055	273,166

Income from operations	46,670	46,497	33,698	37,207	29,039
Other (income) expense:
Interest expense, net	14,153	5,556	6,610	7,398	4,174
Debt extinguishment costs	1,800	—	—	—	—
Other, net	(652)	(118)	189	24	82

	15,301	5,438	6,799	7,422	4,256

Earnings before income taxes and cumulative effect of change in accounting principle	31,369	41,059	26,899	29,785	24,783
Income taxes	10,096	14,268	9,347	10,425	8,674

Earnings before cumulative effect of change in accounting principle	21,273	26,791	17,552	19,360	16,109
Cumulative effect of change in accounting principle, net of tax (3)(5)	—	(6,123)	—	—	(1,348)

Net earnings	$21,273	$20,668	$17,552	$19,360	$14,761

Basic earnings per common share before cumulative effect of change in accounting principle	$0.98	$1.44	$0.99	$1.24	$1.04
Cumulative effect of change in accounting principle, net of tax (3)(5)	—	(0.33)	—	—	(0.09)

Basic earnings per common share	$0.98	$1.11	$0.99	$1.24	$0.95

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.95	$1.35	$0.93	$1.17	$0.97
Cumulative effect of change in accounting principle, net of tax (3)(5)	—	(0.31)	—	—	(0.08)

Diluted earnings per common share	$0.95	$1.04	$0.93	$1.17	$0.89

Balance Sheet Data (at end of period):
Working capital (deficit)	$(31,306)	$(20,997)	$(15,053)	$(20,145)	$(19,411)
Total assets	620,235	428,791	383,430	311,018	240,180
Current portion of long-term debt and capitalized lease obligations	10,031	8,015	7,924	7,574	7,013
Long-term debt and capitalized lease obligations, including current portion	209,629	132,102	121,929	122,244	80,471
Total shareholders’ equity	303,135	229,964	204,202	143,490	122,689

(1)	On January 27, 2003, we acquired Ninety Nine Restaurant and Pub, a casual dining restaurant company based in Woburn, Massachusetts. Our 2003 earnings include the earnings of Ninety Nine for the period from January 27, 2003 through December 28, 2003.

(2)	In May 2000, we acquired two Stoney River restaurants and all associated trademarks and intellectual property for approximately $15.8 million in a cash transaction accounted for as a purchase. Accordingly, the results of operations of the two Stoney River restaurants have been included in our consolidated results of operations since the date of acquisition. Fiscal 2000 consisted of 53 weeks.

(3)	During the first quarter of 1999, we adopted Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities,” which requires that restaurant preopening costs be expensed rather than capitalized. Previously, we capitalized restaurant preopening costs and amortized these amounts over one year from the opening of each restaurant. The depreciation and amortization expense recorded in 1998 included preopening cost amortization of $2.9 million. For subsequent years, the depreciation and amortization line item does not include amortization of preopening costs. We incurred a pre-tax charge of $2.1 million, or $1.3 million net of tax, in the first quarter of 1999 as a result of this change in accounting principle.

(4)	During the third quarter of 2001, we decided to close certain restaurant locations. As a result, we recorded a non-cash charge of $5.0 million pursuant to the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” to reflect the differences between the fair value and net book value of the assets and a charge of $800,000 for exit costs associated with the closure of such locations.

(5)	We incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. The charge was related to the goodwill associated with the Stoney River acquisition in May 2000. See note 1 to the accompanying consolidated financial statements for net earnings and earnings per share for fiscal 2001 as if SFAS No. 142 had been adopted at the beginning of fiscal 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          We are a leading casual dining restaurant company operating 206 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 87 Ninety Nine restaurants in seven Northeastern states, and six Stoney River restaurants in the Southeast and Midwest.

          Historically, we have grown the O’Charley’s concept by a combination of opening new stores and same store sales growth. The growth in new stores has typically been in the 15% - 20% range year over year. During 2003, we opened 26 new stores and closed two stores. This represents an approximate 13% increase over 2002. In 2004, we expect to open 15 O’Charley’s restaurants, a growth rate of approximately 8%. We reduced our growth rate for 2004 in order to better focus on our sales building initiatives in our existing restaurants as well as focusing on brand development in new expansion markets. As we have expanded into new markets outside of our core operating areas, we have experienced sales levels lower than in our core markets. We believe these lower sales levels are due to a lack of brand awareness and we are taking steps to improve awareness, which we believe will improve our sales and profitability in these new markets. We are currently strategically evaluating the appropriate level of new unit growth for the O’Charley’s concept that will allow us to maximize long-term shareholder value.

          According to an industry survey, the casual dining segment within the full-service restaurant segment of the U.S. restaurant industry, of which both O’Charley’s and Ninety Nine are a part, reported average customer visit and same restaurant sales increases during 2003. Our O’Charley’s restaurants reported declining customer visits of 2.3% and same restaurant sales decreases of 2.5% in 2003. The lower same restaurant sales at the O’Charley’s restaurants, combined with costs associated with the O’Charley’s restaurants sales-building initiatives and higher overall labor costs, resulted in lower than expected financial results during 2003. While fiscal 2003 was clearly a year that did not meet our sales and earnings objectives, there were several significant events that occurred. We took significant steps to reverse the declining trend in customer visits at O’Charley’s restaurants; we acquired the Ninety Nine Restaurant and Pub concept; we restructured our balance sheet providing a more flexible, long-term capital structure; and we announced the signing of our first O’Charley’s franchisee. Following is an overview of these important events to facilitate a better understanding of the discussion and analysis that follows.

O’Charley’s Sales-Building Plan

          Prior to 2002, we consistently reported annual increases in same restaurant sales and customer visits at O’Charley’s. In the second fiscal quarter of 2002, we began to experience decreases in customer visits at our O’Charley’s restaurants, which eventually led to declines in same restaurant sales. The decrease in customer visits at O’Charley’s continued through the first two quarters of fiscal 2003. Based on our analysis of marketing research, impact meetings with co-workers and customer focus group results, we believe the customer visit declines occurred in part because our price to value relationship diminished for our value-conscious customers, and certain service initiatives introduced during 2001 negatively impacted our customers’ experience.

          During the third fiscal quarter of 2003, we initiated a three phase plan intended to increase our sales and customer visits at our O’Charley’s restaurants. During the first phase, we improved the price-value relationship with a new multi-colored menu, introducing the “Pick Two” and “Pick Three” combo promotions and a price decrease on certain menu items. Additionally, we made improvements to our store atmosphere and increased our service levels. Each of these actions significantly increased customer visits but adversely affected operating margins due primarily to the better than expected customer response to the lower margin combo promotions. During phase two, which occurred during the fourth fiscal quarter of 2003, we introduced certain higher margin items to the menu and increased the prices on the “Pick Two” and “Pick Three” combos. Prior to implementing these two phases, customer visits were down on average 4.0% to 4.5% as compared to the same prior-year period. Subsequent to implementing these initiatives, customer visits increased on average approximately 1.0% through the end of fiscal 2003 over the same prior-year period. While customer visits improved, the overall check average declined approximately 3.0% to 3.5% during the same period, resulting in same restaurant sales at O’Charley’s declining 2.0% to 2.5% during the period of these sales-building initiatives. In addition, these initiatives negatively impacted our margins in the third and fourth quarters of 2003.

          During the first quarter of 2004, we have introduced the third phase of our sales-building initiatives which is designed to maintain the customer visit momentum established in 2003, while improving the overall check average and same restaurant sales. We expect phase three to be longer in term and broader in scope than the prior two phases, which lasted approximately four months. We believe the third phase will broaden our customer base, appeal to core customers and improve our margins. While these initiatives are currently meeting our expectations, there can be no assurance they will result in a sustained improvement in customer visits or in same restaurant sales.

Acquisition of Ninety Nine

          We believe the intense competitive nature of the restaurant business has been, and will continue to be, an impetus for industry consolidation. We believe multi-concept operators with significant financial and physical resources will be better positioned to leverage advertising and support services, fully penetrate and establish brand dominance in specific geographic regions and reduce profit variations during weak economic times. In January 2003, we completed the acquisition of Ninety Nine Restaurant and Pub, a Woburn, Massachusetts based casual dining concept with 78 locations in seven Northeastern states. We acquired Ninety Nine for $116 million in cash and approximately 2.34 million shares of common stock, plus the assumption of certain liabilities. While the acquisition of Ninety Nine was substantially larger than any we have previously completed, we met our overall financial, operational and integration goals at Ninety Nine during 2003. See “Note 2 to the Notes to the Consolidated Financial Statements” included elsewhere in this report for additional information regarding the acquisition of Ninety Nine.

Financing Arrangements

          In conjunction with the acquisition of Ninety Nine, we entered into a $300 million senior secured credit facility, comprised of a $200 million revolving credit facility and a $100 million term loan. This credit facility remained in place through the first four weeks of the fourth fiscal quarter of 2003, at which time we refinanced our capital structure in order to reduce our balance sheet leverage, reduce our exposure to interest rate risk and provide a more flexible, long-term capital structure to support our overall business strategy. To that end, during the fourth quarter we amended and restated our credit facility to a $125 million revolving credit facility and issued $125 million of unsecured, senior subordinated notes due 2013. The proceeds from the notes offering were used to repay the $95 million term loan balance and to repay a portion of the revolving credit loan. In addition, during the fourth quarter of 2003 and the first quarter of 2004, we repaid certain amounts outstanding under our revolving credit facility with proceeds from the sale and lease-back of 34 O’Charley’s restaurant properties. See “Liquidity and Capital Resources” for additional information regarding these arrangements.

O’Charley’s Franchising

          During December 2003, we entered into an exclusive multi-unit development agreement with Meritage Hospitality Group to develop and operate up to 15 new O’Charley’s restaurants in Michigan. Meritage Hospitality appointed Roger Zingle, a 25 year veteran of the restaurant industry, as its President and Chief Operating Officer of O’Charley’s of Michigan. We intend to enter into additional development agreements to franchise our O’Charley’s concept in other areas. We will continue to experience expenditures and losses in implementing our franchising initiative until such time, if ever, that we generate sufficient franchising revenue to cover these expenditures.

Following is an explanation of certain items in the Company’s consolidated statement of earnings:

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

          Depreciation and Amortization primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets. For periods prior to December 31, 2001, depreciation and amortization also includes amortization of goodwill, which related primarily to the acquisition of the Stoney River concept. In accordance with SFAS No. 142, beginning December 31, 2001, we no longer amortize goodwill.

          Preopening Costs include operating costs and expenses incurred prior to a new restaurant opening. The amount of preopening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our preopening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings.

          The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects our operating results for 2003, 2002, and 2001 as a percentage of total revenues unless otherwise indicated. All fiscal years presented were comprised of 52 weeks.

	2003	2002	2001

Revenues:
Restaurant sales	99.3%	99.0%	99.1%
Commissary sales	0.7	1.0	0.9

	100.0%	100.0%	100.0%

Costs and expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.3%	28.4%	29.3%
Payroll and benefits	33.4	31.2	31.3
Restaurant operating costs	18.4	17.3	17.4
Cost of commissary sales (2)	0.7	0.9	0.9
Advertising, general and administrative expenses	7.0	7.5	6.7
Depreciation and amortization (3)	4.8	5.1	5.0
Asset impairment and exit costs	—	—	1.3
Preopening costs	0.8	1.0	1.3

Income from operations	6.1	9.3	7.6

Interest expense, net	1.9	1.1	1.5
Debt extinguishment charge	0.2	—	—
Other, net	(0.1)	—	—

Earnings before income taxes and cumulative effect of change in accounting principle	4.1	8.2	6.1
Income taxes	1.3	2.9	2.1

Earnings before cumulative effect of change in accounting principle	2.8	5.3	4.0
Cumulative effect of change in accounting principle, net of tax	—	(1.2)	—

Net earnings	2.8%	4.1%	4.0%

(1)	As a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 94.3%, 93.5%, and 93.9% for fiscal years 2003, 2002 and 2001, respectively.

(3)	See note 1 to the accompanying consolidated financial statements for net earnings and earnings per share for fiscal 2001 as if SFAS No. 142 had been adopted at the beginning of fiscal 2001.

          The following tables set forth certain unaudited financial and other restaurant data relating to Company restaurants:

	2003	2002	2001

Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of year	182	161	138
Restaurants opened	26	24	24
Restaurant closed	(2)	(3)	(1)

In operation, end of year	206	182	161

Ninety Nine Restaurants:
Restaurants acquired	78
Restaurants opened	10
Restaurants closed	(1)

In operation, end of year	87

Stoney River Restaurants:
In operation, beginning of year	6	3	2
Restaurants opened	—	3	1

In operation, end of year	6	6	3

Average Weekly Sales per Restaurant:
O’Charley’s	$51,467	$53,574	$54,286
Ninety Nine	52,033	—	—
Stoney River	70,277	69,834	78,080

Change in Same Restaurant Sales (1):
O’Charley’s	(2.5%)	(0.1%)	1.9%
Ninety Nine	1.1%	—	—
Stoney River	1.6%	0.6%	(5.7%)

Change in Customer Visits (1):
O’Charley’s	(2.3%)	(2.6%)	1.4%

Average Check:
O’Charley’s	$11.60	$11.59	$11.28
Ninety Nine	13.78	—	—
Stoney River	37.42	37.11	33.40

(1)	When computing same restaurant sales and customer visits, restaurants open for at least 78 weeks are compared from period to period. Change in customer visits is not available for Ninety Nine and Stoney River.

Fiscal Year 2003 Compared with Fiscal Year 2002

Revenues

          During 2003, total revenues increased $259.1 million, or 51.8%, primarily related to the inclusion of $205.5 million of sales from the operations of Ninety Nine restaurants since we acquired that concept on January 27, 2003. Excluding the revenues of the Ninety Nine restaurants, revenues increased $53.6 million, or 10.7%.

          O’Charley’s restaurant sales increased $47.0 million, or 9.8%, as a result of the net addition of 24 restaurants during 2003, comprised of 26 new restaurants opened and the closure of two restaurants. Same restaurant sales for the O’Charley’s restaurants decreased 2.5% in 2003 as compared to 2002, due principally to a 2.3% decline in the number of customer visits. During the third fiscal quarter of 2003, we implemented sales-building initiatives that improved customer visits at the O’Charley’s restaurants during the third and fourth quarters of 2003 but adversely affected operating margins. Sales at our O’Charley’s restaurants were negatively affected in fiscal 2003 when customers and employees at one of our O’Charley’s restaurants were exposed to the Hepatitis A virus. See “Legal Proceedings.” We believe that the Hepatitis A incident adversely affected sales at our nine Knoxville, Tennessee area restaurants during the fourth quarter of 2003 by approximately 20% as compared to the same prior-year period and adversely affected O’Charley’s same restaurant sales and customer visits for the fourth quarter by approximately 100 basis points. Although comparable sales at our Knoxville area restaurants have improved sequentially since the outbreak was first publicized, we expect the negative publicity surrounding the Hepatitis A incident will continue to adversely affect sales at our O’Charley’s restaurants in 2004.

          Ninety Nine restaurant sales were $205.5 million for the period since its acquisition on January 27, 2003. Same restaurant sales for Ninety Nine restaurants were up 1.1% for 2003, compared with 2002.

          Stoney River restaurant sales increased $6.1 million, or 38.9%, due primarily to full year effect of the three new restaurants opened in 2002, same restaurant sales increases of 1.6% in 2003 as compared to 2002 and higher sales volumes at new restaurants.

Cost of Food and Beverage

          Beginning in the second quarter of 2003 and continuing through the end of 2003, cost of food and beverage increased as a percentage of restaurant sales compared to the same prior-year period as commodity costs, primarily the cost of red meat, poultry and lettuce, increased as compared to the same prior-year period. In addition to the higher commodity costs, the sales-building initiatives we implemented during the third fiscal quarter of 2003 at our O’Charley’s restaurants included promotions of lower priced items, and a price reduction on certain menu items, both of which increased our food cost as a percentage of restaurant sales.

          More recently, the cost of red meat has become erratic as bovine spongiform encephalopathy (BSE) was confirmed in a dairy cow in Washington in December 2003. It appears that domestic consumer reaction was muted from this event and consumer beef demand has remained relatively strong. Overall beef costs have declined since the discovery of BSE due to various factors including the reduction in beef exports. Following the BSE discovery, avian influenza (AI) in broiler flocks has been reported in a number of Asian countries. Some international consumers reacted to the finding of AI by increasing imports of U.S. poultry products after banning imports from these Asian countries. This change in U.S. poultry export demand drove prices sharply higher. However, more recently there were broiler flocks in the United States that tested positive for AI, causing the higher prices to moderate as a number of major importers have placed bans on imports from the United States pending additional test results of these flocks. We are unable to predict the repercussions of the BSE and AI discoveries on consumer demand and commodity costs.

          During the first quarter of 2004, we expect commodity costs will average 3% to 4% higher compared to the same prior-year period due principally to higher poultry and red meat costs. For fiscal 2004, however, we expect commodity costs to moderate to average 0% to 1% higher compared to the same prior-year period due principally to higher poultry costs, offset by flat to slightly lower red meat costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality, may affect our commodity costs. We also expect to continue to realize improvements in our meat yields of approximately 4% at our new commissary meat facility that has been in operation since the third quarter of 2003. We believe our expected yield improvement for 2004 equates to an estimated red meat cost savings of approximately $1.0 million.

Payroll and Benefits

          During 2003, we improved the insurance benefits offered to O’Charley’s and Stoney River hourly employees to enable us to attract and retain the most qualified candidates available. These improvements resulted in a $2.6 million, or 50 basis point, increase in our payroll and benefits costs and expenses in 2003. In addition to the improved insurance benefits, payroll and benefit costs increased as a percent of restaurant sales in 2003 as a result of the higher average wage rates for the Ninety Nine managers and hourly co-workers, lower average weekly sales at O’Charley’s, which increased the percentage of fixed payroll costs, and increased service levels we introduced with the sales-building plan at O’Charley’s. Partially offsetting these increases was a decrease in restaurant level bonus expense. Restaurant management compensation is based, in part, on restaurant sales and profitability, and since both were below our annual targets we paid less bonus compensation during 2003.

Restaurant Operating Costs

          Restaurant operating costs increased in 2003 primarily due to the higher base of restaurants that are leased by Ninety Nine, and to higher utility costs, primarily natural gas from increased usage due to inclement winter weather in the first quarter of 2003 and rate increases through the year. These increases were partially offset by lower supervisory bonus expense in 2003 compared to the same prior-year period. Restaurant supervisor compensation is based, in part, on restaurant sales and profitability, and since both were below our annual targets we paid less bonus compensation during 2003.

          During 2003, we completed sale and lease-back transactions pursuant to which we sold 28 O’Charley’s restaurant properties for aggregate gross proceeds of approximately $59.1 million. During the first quarter of 2004, we completed transactions involving the sale of six additional O’Charley’s restaurant properties for aggregate gross proceeds of approximately $12.1 million. The leases that we have entered into in connection with the $71.2 million sale and lease-back transactions will require us to expense on a straight-line basis approximately $4.9 million annually, including the amortization of the $16.9 million deferred gain, over the 20-year lease term.

          We may enter into an additional sale and lease-back transaction before the end of the first fiscal quarter of 2004 pursuant to which we may sell and lease-back up to seven O’Charley’s restaurant properties for estimated aggregate gross proceeds of $13.8 million. We cannot assure you, however, that this proposed sale and lease-back transaction will be completed or, if we do complete this transaction, that the terms will not differ, perhaps significantly, from those reflected in this report. We expect the recently completed $71.2 million of sale and lease-back transactions and, if completed, the proposed $13.8 million sale and lease-back transaction will increase rent expense by approximately $6.0 million on an annual basis, including the amortization of the related deferred gain over the lease term. For the first fiscal quarter of 2004, we expect to have approximately $1.8 million of additional net rent expense from these sale and lease-back transactions.

Advertising, General and Administrative Expenses

          In 2003, advertising expenditures increased 43.6% to $24.4 million from $17.0 million in 2002 and, as a percentage of total revenues, declined to 3.2% in 2003 from 3.4% in 2002. The increase in advertising was primarily due to the acquisition of Ninety Nine and as part of the sales-building initiatives at O’Charley’s. Advertising expenditures were lower, as a percentage of revenues, as Ninety Nine spends less on advertising as a percent of restaurant sales compared to O’Charley’s restaurants. General and administrative expenses increased 40.7% to $29.1 million in 2003 from $20.7 million in 2002, and as a percentage of total revenues decreased to 3.8% in 2003 from 4.1% in 2002. During the first fiscal quarter of 2003, we adopted a deferred compensation plan for the senior management of Ninety Nine that increased general and administrative costs. In addition, we incurred incremental costs, primarily in salaries and related expenses, associated with operating multiple concepts, which increased general and administrative expenses. These increases were offset primarily by a decrease in bonus expense. Executive and senior management compensation is based, in part, on Company sales and profitability, and since both were below our annual targets we paid less bonus compensation during 2003.

Depreciation and Amortization

          The decrease in depreciation and amortization expense as a percentage of total revenues in 2003 was primarily attributable to the acquisition of Ninety Nine, which leases all of its restaurants. During 2004, we will have less depreciation expense as a result of no longer depreciating the 28 O’Charley’s properties included in the recently completed $71.2 million sale and lease-back transactions and, if completed, the approximately seven O’Charley’s properties included in the proposed $13.8 million sale and lease-back transaction.

Preopening Costs

          In 2003, preopening costs declined as a percentage of total revenues due primarily to lower average cost for each new restaurant opening in 2003 as compared to 2002. Currently, we incur average preopening costs of approximately $200,000 for each new O’Charley’s and Stoney River restaurant and approximately $130,000 for each new Ninety Nine restaurant.

Interest Expense

          Interest expense increased in 2003 primarily due to increased borrowings incurred to finance the acquisition of Ninety Nine coupled with higher average interest rates under our credit facility.

Income Taxes

          Our income tax rate in 2003 was 32.2% which is lower than the 34.8% income tax rate in the previous two years. This income tax rate reduction occurred primarily because of higher income tax credits, primarily FICA tip credits, relative to the lower than expected earnings. The tax credits increased as expected in 2003 while pre-tax earnings decreased in 2003. For the first quarter of 2004, we currently expect the income tax rate to be in the mid- to high-32% range.

Diluted Weighted Shares

          The increase in diluted weighted shares relates primarily to the shares issued and committed to be issued in connection with the acquisition of Ninety Nine. We issued approximately 941,000 shares at the closing of the acquisition, 390,586 shares on the first anniversary and will issue the remaining approximately 1.4 million shares over the next five years. Since the remaining shares to be issued are not contingent on any future event other than the passage of time, they are included in the weighted share calculations.

Fiscal Year 2002 Compared with Fiscal Year 2001

Revenues

          Total revenues increased $55.0 million, or 12.4%, primarily as a result of an increase in restaurant sales of $54.2 million, or 12.3%. The increase in restaurant sales was attributable to the net addition of 21 O’Charley’s restaurants, three new Stoney River restaurants opened in 2002 and a 0.6% same restaurant sales increase for the Stoney River concept, partially offset by a 0.1% same restaurant sales decline at our O’Charley’s restaurants. The overall check average for the O’Charley’s concept was $11.59 in 2002 compared to $11.28 in 2001. Customer visits at our O’Charley’s restaurants decreased approximately 2.6% during fiscal 2002. During the second quarter of 2001, we implemented a value menu promotion at O’Charley’s in response to the slowing economy, which lowered the price of certain entrees. We believe this promotion generated positive customer visits and lowered our average check in 2001. We believe our customer visits were lower in 2002, in part, as a result of not having a similar value promotion in 2002. During the third quarter of 2002, we increased menu prices by approximately 3.1% in approximately two-thirds of our O’Charley’s restaurants. During the fourth quarter of 2002, we introduced a new menu in all of our O’Charley’s restaurants that included a menu price increase of approximately 3.1% for the remaining one-third of our restaurants that had not taken the menu price increase during the third quarter of 2002. We believe the increase in our check average was the result of the combination of the menu price increase taken in 2002 and the absence of a value promotion in 2002 similar to the one in 2001. The increase in same restaurant sales at our Stoney River restaurants resulted from an increase in check average, partially offset by a decrease in customer visits.

Cost of Food and Beverage

          During 2002, cost of food and beverage decreased as a percent of restaurant sales primarily related to an overall reduction in the cost of certain food items and continued improvements in operating efficiencies at our restaurants and commissary. We experienced lower costs in red meat, pork, poultry and dairy costs, partially offset by increases in certain produce costs.

Payroll and Benefits

          Payroll and benefits expense in 2002 declined slightly as a percent of restaurant sales compared to 2001, due to lower restaurant level bonuses and workers compensation expenses, offset by a modest increase in hourly wage rates and increased salaries for restaurant management in 2002.

Restaurant Operating Costs

          Restaurant operating costs remained relatively flat as a percent of restaurant sales in 2002. In 2002, we experienced higher overall restaurant occupancy and operating costs due primarily to increases in repair and maintenance cost, general liability insurance and credit card fees partially offset by lower utility costs compared to 2001. We also experienced a decrease in supervisory expenses in 2002 as a percentage of total restaurant sales due primarily to lower management training salaries.

Advertising, General and Administrative Expenses

          Advertising expenditures increased 28.1% to $17.0 million in 2002 from $13.3 million in 2001 and, as a percentage of total revenues, increased to 3.4% in 2002 from 3.0% in 2001. The increase in advertising expenditures was in response to the continued weakness of the U.S. economy. An increase in television costs represented the primary share of the overall increase in advertising expenditures. General and administrative expenses increased 23.9% to $20.7 million in 2002 from $16.7 million in 2001, and as a percentage of total revenues increased to 4.1% in 2002 from 3.8% in 2001. The increase in general and administrative expenses was primarily due to increased bonus expenses and integration costs associated with the 2003 acquisition of Ninety Nine partially offset by lower legal costs.

Depreciation and Amortization

          As a percentage of total revenues, depreciation and amortization increased slightly in 2002, due primarily to new restaurants opened in 2002 and capital expenditures for improvements to existing restaurants, which offset the lack of goodwill amortization in 2002.

Preopening Costs

          The decline in preopening costs in 2002 as a percent of total revenues was primarily attributable to lower average cost per restaurant opening in 2002 compared to 2001.

Interest Expense

          Interest expense decreased in 2002 as a result of overall lower interest rates. The weighted average interest rate on our revolving credit facility decreased to 3.7% in 2002 as compared with 5.2% in 2001 due to lower short-term LIBOR rates in 2002.

          In 2002, we recorded a non-cash pre-tax charge of $9.9 million ($6.1 million net of tax or $0.31 per diluted share) as a cumulative effect of a change in accounting principle as a result of our evaluation of the goodwill carrying value of the Stoney River reporting unit.

Quarterly Financial and Restaurant Operating Data

          The following is a summary of certain unaudited quarterly results of operations data for each of the last three fiscal years. For accounting purposes, the first quarter consists of 16 weeks and the second, third and fourth quarters each consist of 12 weeks. As a result, some of the variations reflected in the following table are attributable to the different lengths of the fiscal quarters.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(dollars in thousands, except per share data)
2003 (1)
Revenues	$215,084	$179,214	$181,720	$182,993
Income from operations	$17,337	$12,704	$7,814	$8,815
Net earnings	$8,895	$6,114	$3,407	$2,857
Basic earnings per common share	$0.43	$0.28	$0.15	$0.13
Diluted earnings per common share	$0.41	$0.27	$0.15	$0.13
Restaurants in operation, end of quarter	277	287	296	299

2002 (2)
Revenues	$149,632	$115,141	$116,622	$118,517
Income from operations	$13,946	$10,446	$10,277	$11,828
Net earnings	$1,935	$5,975	$5,902	$6,856
Basic earnings per common share	$0.10	$0.32	$0.31	$0.36
Diluted earnings per common share	$0.10	$0.30	$0.30	$0.35
Restaurants in operation, end of quarter	171	177	183	188

2001 (3)
Revenues	$130,084	$103,335	$105,757	$105,755
Income from operations	$12,771	$8,800	$2,146	$9,982
Net earnings	$6,738	$4,860	$495	$5,459
Basic earnings per common share	$0.42	$0.26	$0.03	$0.29
Diluted earnings per common share	$0.39	$0.25	$0.03	$0.28
Restaurants in operation, end of quarter	149	157	162	164

(1)	On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub for $116.0 million in cash and approximately 2.34 million shares of common stock. Ninety Nine operated 78 restaurants at January 27, 2003. The earnings above include the earnings of Ninety Nine for the period from January 27, 2003 through December 28, 2003.

(2)	The Company incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. The charge was related to the write off of goodwill associated with the Stoney River acquisition in May 2000.

(3)	During the third quarter of 2001, management decided to close five restaurants. As a result, we recorded a non-cash charge of $5.0 million pursuant to the provisions of Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of to reflect the differences between the fair value and net book value of the assets, and a charge of $800,000 for exit costs associated with the closure of such locations.

Liquidity and Capital Resources

          Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities, capitalized lease obligations and sales of common stock. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases, as described below, and have substantial operating lease obligations. Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, which we do not believe indicates a lack of liquidity.

          On January 27, 2003, we completed the acquisition of Ninety Nine Restaurant and Pub for $116.0 million in cash and approximately 2.34 million shares of our common stock, plus the assumption of certain liabilities of Ninety Nine. Of the stock portion of the purchase price, we delivered approximately 941,000 shares at closing, 390,586 shares on the first anniversary of the closing, and will deliver approximately 408,000 on each of the second and third anniversaries of the closing and 94,000 shares on each of the fourth and fifth anniversaries of the closing.

          In conjunction with the acquisition of Ninety Nine, we entered into a $300 million senior secured credit facility, comprised of a $200 million revolving credit facility and a $100 million term loan, to fund the cash portion of the purchase price of Ninety Nine, repay the previous revolving credit facility and provide capital for future growth. This credit facility remained in place through the first four weeks of the fourth quarter of 2003 and was secured by all our tangible and intangible assets and the capital stock of our subsidiaries. The revolving credit facility had outstanding borrowings of $128.1 million at October 5, 2003, which accrued interest at a rate of LIBOR plus 2.75%. The term loan balance at the end of the third quarter of 2003 was $95.0 million, which accrued interest at a rate of LIBOR plus 4.0%. The weighted average interest rate on the outstanding borrowings under this credit facility at the end of the third quarter of 2003 was 5.8%, compared to 3.4% at the end of the same prior-year period.

          In the fourth quarter of 2003, we amended and restated our credit facility and issued $125.0 million aggregate principal amount of unsecured, senior subordinated notes due 2013. The proceeds from the note offering were used to repay the term loan and to repay a portion of the revolving credit loan under our bank credit facility. Interest on the notes accrues at a fixed rate of 9.0% and is payable semi-annually on May 1 and November 1 of each year commencing May 1, 2004. The notes mature on November 1, 2013. The notes are unsecured, senior subordinated obligations and rank junior in right of payment to all of our existing and future senior debt (as defined in the indenture governing the notes). At any time before November 1, 2006, we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount of the notes, plus accrued and unpaid interest, with the cash proceeds of certain equity offerings. We may also redeem all or a portion of the notes on or after November 1, 2006 at the redemption prices set forth in the indenture governing the notes. The notes are guaranteed on an unsecured, senior subordinated basis by certain of our subsidiaries.

          Our current bank credit facility consists of a revolving credit facility in a maximum principal amount of $125.0 million. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. The credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. At December 28, 2003, the credit facility was secured by all of the tangible and intangible assets and capital stock of the Company as of the date of the credit agreement. The Company was in compliance with such covenants at December 28, 2003.

          During the fourth quarter of 2003, we also completed two sale and lease-back transactions. The first transaction, completed on October 17, 2003, involved the sale of 23 of our O’Charley’s restaurant properties for aggregate gross proceeds of approximately $50.0 million. The second transaction, completed on November 7, 2003, involved the sale of five of our O’Charley’s restaurants for aggregate gross proceeds of approximately $9.1 million. During the first quarter of

2004, we completed a transaction involving the sale of six of our O’Charley’s restaurants for aggregate gross proceeds of approximately $12.1 million. All of these sales were made to an unrelated entity who then leased the properties back to us. The leases that we entered into in connection with these transactions require us to make additional future minimum lease payments aggregating approximately $119.4 million over the 20-year term of the leases, or an average of approximately $6.0 million annually. The leases also provide for the payment of additional rent beginning in the sixth year of the lease term based on increases in the Consumer Price Index. The net proceeds from these transactions were used to pay down indebtedness under our bank credit facility.

          We may enter into an additional sale and lease-back transaction totaling aggregate gross proceeds of approximately $13.8 million in 2004. We plan to use the proceeds from these transactions, if completed, to reduce indebtedness under our credit facility. We cannot assure you that this proposed sale and lease-back transaction will be completed or, if we do complete this transaction, the terms will not differ, perhaps substantially, from those of the recently completed transactions described above.

          From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements may effectively convert some of our obligations that bear interest at variable rates into fixed rate obligations and may convert some of our obligations that bear interest at fixed rates into variable interest rate obligations. As of December 28, 2003, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $20.0 million of our outstanding variable-rate debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our credit facility. The swap agreement with respect to $10.0 million of our indebtedness expired in January 2004. The swap agreement relating to the remaining $10.0 million of our indebtedness expires in January 2006. During the first quarter of 2004, we entered into additional interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0% senior subordinated notes due 2013. These swap agreements expire in January 2014.

          In October 2003, we announced an authorization to repurchase up to $25.0 million of our common stock. Any repurchases will be made from time to time in open market transactions or privately negotiated transactions at our discretion. To date, we have not repurchased any shares of our common stock under this authorization. Any repurchases will be funded with borrowings under our bank credit facility.

          Net cash flows used by investing activities in 2003 included approximately $114.3 million cash paid for the acquisition of Ninety Nine, net of cash acquired, capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, a new USDA-inspected meat facility at our Nashville commissary and technological improvements at our home office. Capital expenditures were $67.6 million in 2003, excluding $20.0 million of new restaurant equipment financed through capitalized lease obligations, compared to $69.7 million in 2002 and $73.5 million in 2001. During 2003, we paid approximately $10.9 million in debt issuance costs, which will be amortized over the matching term of the related debt instrument. Our 2004 capital budget includes approximately $60 million to $65 million for capital expenditures, excluding new restaurant equipment financed through capitalized lease obligations. These expenditures are for an estimated 15 additional O’Charley’s restaurants, 12 to 14 additional Ninety Nine restaurants, up to two additional Stoney River restaurants, and improvements to existing restaurants and the commissary and home office additions. There can be no assurance that actual capital expenditures for 2004 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites and the opening of new restaurants.

          Payments on long-term debt were $198.0 million, $0.1 million, and $41.9 million in 2003, 2002, and 2001, respectively. Included in the 2003 long-term debt payments is $198.0 million associated with outstanding balances under credit facilities that were refinanced with the above-mentioned financing sources. Payments on capitalized lease obligations were $9.6 million, $7.5 million, and $7.7 million in 2003, 2002, and 2001, respectively.

          The following tables set forth our capital structure and certain financial ratios and financial data at and for the fiscal years ended December 28, 2003 and December 29, 2002:

	2003		2002

($ in thousands)	$	%	$	%

Revolving credit facility	$40,000	7.8%	$98,000	27.1%
Secured mortgage note payable	164	0.0	181	0.0
Capitalized lease obligations	44,465	8.7	33,921	9.4

Total senior debt	84,629	16.5	132,102	36.5
Senior subordinated notes	125,000	24.4	0	0.0

Total debt	209,629	40.9	132,102	36.5
Shareholders’ equity	303,135	59.1	229,964	63.5

Total capitalization	$512,764	100.0%	$362,066	100.0%

Adjusted total debt (1) (2)	$381,589		$199,350
Adjusted total capitalization (1) (2)	$684,724		$429,314

	At December 28,	At December 29,
	2003	2002

EBITDA (1) (3)	$81,882	$72,142
Ratio of total debt to EBITDA	2.6x	1.8x
Ratio of EBITDA to interest expense, net	5.8x	13.0x
Ratio of total debt to total capitalization	41%	37%
Ratio of adjusted total debt to adjusted total capitalization	56%	46%

(1)	We believe EBITDA, adjusted total debt and adjusted total capitalization are useful measurements to investors because they are commonly used as analytical indicators to evaluate performance, measure leverage capacity and debt service ability. These measures are also components in the financial covenants contained in our bank credit facility and are used by management and investors to ascertain compliance with these covenants. These measures should not be considered as measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). EBITDA, adjusted total debt and adjusted total capitalization should not be considered in isolation or as alternatives to financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. EBITDA, adjusted total debt and adjusted total capitalization, as presented, may not be comparable to similarly titled measures of other companies.

(2)	Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 weeks ended December 28, 2003 and December 29, 2002, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 weeks ended December 28, 2003 and December 29, 2002, respectively, multiplied by (b) eight. Rent expense is multiplied by eight to provide a lease-debt equivalent which is the method used to calculate the Company’s financial covenants under its existing credit facility. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated balance sheets and the notes to the consolidated financial statements:

	Fiscal Years

($ in thousands)	2003	2002

Current portion of long-term debt and capitalized leases	$10,031	$8,015
Add:
Long-term debt, net of current portion	165,145	98,164
Capitalized lease obligations, net of current portion	34,453	25,923

Total debt	209,629	132,102
Add eight times:
Rent Expense	171,960	67,248

Adjusted total debt	381,589	199,350

	Fiscal Years

($ in thousands)	2003	2002

Add:
Shareholders’ Equity	303,135	229,964

Adjusted total capitalization	$684,724	$429,314

(3)	EBITDA represents earnings before cumulative effect of change in accounting principle before interest expense, income taxes, and depreciation and amortization. The following table reconciles EBITDA, as described above, to earnings before cumulative effect of change in accounting principle, and to cash flows provided by operating activities as reflected in our consolidated statement of earnings and consolidated statements of cash flows:

	Fiscal Years

($ in thousands)	2003	2002

Earnings before cumulative effect of change in accounting principle	$21,273	$26,791
Add:
Income tax expense	10,096	14,268
Interest expense, net	14,153	5,556
Depreciation and amortization	36,360	25,527

EBITDA	$81,882	$72,142

	Fiscal Years

	2003	2002

Cash flows provided by operating activities	$67,726	$64,641
Add:
Changes in working capital items excluding changes in accrued current income taxes and accrued interest	14,156	7,501

EBITDA	$81,882	$72,142

          Based upon the current level of operations and anticipated growth, we believe that available cash flow from operations, combined with the available borrowings under our bank credit facility and capitalized lease arrangements, will be adequate to meet the anticipated future requirements for working capital and capital expenditures through at least the next 12 months. We have historically produced insufficient cash flow from operations to fund our working capital and capital expenditures and, accordingly, our ability to meet our anticipated capital needs is dependent on our ability to continue to access external financing, particularly borrowings under our credit facility. In addition, our growth strategy includes possible acquisitions or strategic joint ventures. Any acquisitions, joint ventures or other growth opportunities may require additional external financing. There can be no assurances that such sources of financing will be available to us or that any such financing would not negatively impact our earnings.

Contractual Obligations and Commercial Commitments

          The following tables set forth our contractual obligations and commercial commitments at December 28, 2003.

		Payments Due by Period
Contractual
Obligation	Total	1 Yr	2-3 Yrs	4-5 Yrs	Thereafter

	(in thousands)
Long-term debt	$165,164	$19	$44	$40,053	$125,048
Capitalized lease obligations (1)	49,664	11,773	21,592	13,261	3,038
Operating leases (2)	397,877	23,758	47,620	48,266	278,233
Interest rate swaps	1,228	614	614	—	—
Unconditional purchase obligations (3)	52,776	27,427	13,875	10,214	1,260

Total contractual cash obligations	$666,709	$63,591	$83,745	$111,794	$407,579

		Amount of Commitment Expiration per Period
Other Commercial	Total
Commitments	Committed	1 Yr	2-3 Yrs	4-5 Yrs	Thereafter

	(in thousands)
Line of credit (4)	$125,000	—	—	$125,000	—

1)	Capitalized lease obligations include the $5.2 million interest component.

2)	The operating lease commitments exclude the minimum lease obligations totaling $21.3 million arising from the sale and lease-back transaction consummated in January 2004.

3)	These purchase obligations are primarily fixed volume, fixed price food and beverage contracts. In situations where the price is based on market prices, we use the existing market prices at December 28, 2003 to determine the amount of the obligation. Of the total unconditional purchase obligations shown, $14.7 million are based on variable pricing.

4)	This pertains to our revolving line of credit of which $40.0 million is included in long-term debt shown above.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Property and equipment

•	Excess of cost over fair value of net assets acquired (goodwill) and trademarks

•	Impairment of long-lived assets

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

          Inherent in the policies regarding property and equipment are certain significant management judgments and estimates, including useful life, residual value to which the asset is depreciated, the expected value at the end of the lease term for equipment under capital leases, and the determination as to what constitutes enhancing the value of or increasing the life of assets. These significant estimates and judgments, coupled with the fact that the ultimate useful life and economic value at the end of a lease are typically not known until the passage of time, through proper maintenance of the asset, or through continued development and maintenance of a given market in which a store operates can, under certain circumstances, produce distorted or inaccurate depreciation and amortization or, in some cases result in a write down of the value of the assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Critical Accounting Policy “Impairment of Long-Lived Assets” below.

          We believe that our accounting policy for property and equipment provides a reasonably accurate means by which the costs associated with an asset are recognized in expense as the cash flows associated with the asset’s use are realized.

Excess of Cost Over Fair Value of Net Assets Acquired (Goodwill) and Trademarks

          As discussed in Note 1 to the Consolidated Financial Statements, as of December 29, 2002, we no longer amortize goodwill and other indefinite life intangible assets. Beginning in fiscal 2002, we adopted SFAS No. 142 Goodwill and Other Intangibles. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

          At December 28, 2003, we have $93.1 million in goodwill and $25.9 million in indefinite life intangible assets shown in our consolidated balance sheet related to the acquisition of Ninety Nine Restaurant and Pub. The determination of the estimated useful lives and whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to successfully integrate the Ninety Nine concept and to maintain the financial performance that this concept has experienced over its recent history. Changes in strategy, new accounting pronouncements and/or market conditions may result in adjustments to recorded asset balances. For example, we incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of SFAS No. 142. The charge was related to the goodwill associated with the Stoney River acquisition.

          As discussed earlier, on January 27, 2003, we acquired Ninety Nine Restaurant and Pub for $116 million in cash and approximately 2.34 million shares of our common stock. We completed a valuation of the assets and liabilities of Ninety Nine and allocated the purchase price to the acquired tangible and intangible assets and liabilities, including $25.9 million related to trademarks, with the remaining amount of $93.1 million being allocated to goodwill. We selected the first day of each new fiscal year as the date on which we will test the goodwill and trademarks for impairment. We completed a valuation of the goodwill pursuant to SFAS No. 142 as of December 29, 2003, the first day of fiscal 2004 and our valuation showed that the fair value of the reporting unit exceeded its net book value and no impairment charge was needed.

Impairment of Long-Lived Assets

          As discussed in Note 1 to the Consolidated Financial Statements, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

     The judgments made related to the ultimate expected useful life and our ability to realize undiscounted cash flows in excess of the carrying value of an asset are affected by such issues as ongoing maintenance of the asset, continued development of a given market within which a store operates, including the presence of traffic generating businesses in the area, and our ability to operate the store efficiently and effectively. We assess the projected cash flows and carrying values at the restaurant level, which is the level where identifiable cash flows are largely independent of the cash flows of other groups of assets, whenever events or changes in circumstances indicate that the long-lived assets associated with a restaurant may not be recoverable.

          We believe that our accounting policy for impairment of long-lived assets provides reasonable assurance that any assets that are impaired are written down to their fair value and a charge is taken in earnings on a timely basis.

Other Accounting Matters

          As discussed in Note 1 to our Consolidated Financial Statements, we account for our stock option plans in accordance with SFAS No. 123, Accounting for Stock-based Compensation. SFAS 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25 (“APB 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock on the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. We currently apply the provisions of APB 25 to account for our stock option plans. Stock options issued to-date pursuant to our stock options plans have had no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. We have provided in the notes to our Consolidated Financial Statements pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1999 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied. As of December 28, 2003, we had options to purchase approximately 3.7 million shares of common stock outstanding at an average exercise price of $16.54 per share.

          The Financial Accounting Standards Board is considering changes to the accounting model for stock-based compensation. In the event that accounting rules associated with stock options were to change to require all entities to expense the fair value of stock options granted, our consolidated statement of earnings would be adversely impacted.

Recent Accounting Pronouncements

          In April 2002,the Financial Accounting Standards Board (the “FASB”) issued SFAS No.145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendments of FASB Statement No.13, and Technical Corrections. SFAS No.145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No.145 also amends SFAS No.13 to require sale and leaseback accounting for certain lease modifications that have economic effects similar to sale and leaseback transactions. The provisions of the Statement related to the rescission of Statement No.4 is applied in fiscal years beginning after May 15,2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No.13 were effective for transactions occurring after May 15,2002, with early application encouraged. The adoption of SFAS No.145 did not have a material effect on our consolidated financial statements. We recognized a $1.8 million charge in the fourth quarter of 2003 related to our $125 million bank credit facility. The charge was reflected as a component of Other (Income) Expense in our consolidated statement of earnings.

          In June 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No.146 did not have a material effect on our consolidated financial statements.

          In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities, and Interpretation of ARB No.51. This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference be between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. We continue to evaluate the impact, if any, that FIN 46R will have on our consolidated financial statements.

          On May 15, 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31,2003 and is otherwise effective at the beginning of the first interim period ending after December 15,2003. We adopted the provisions of the statement on July 14, 2003. The adoption of SFAS No.150 did not have a material impact on our consolidated financial statements.

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

          As an additional method of managing our interest rate exposure on our credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. As of December 28, 2003, we had in effect $20.0 million in swaps at an average fixed rate of 5.6%, $10.0 million of which matured in January 2004 and $10.0 million of which matures in January 2006.

          During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution. These swap agreements effectively convert a portion of the fixed-rate indebtedness related to our $125.0 million Senior Subordinated Notes into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in January 2014.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
O’CHARLEY’S INC.

Page

Independent Auditors’ Report	40
Consolidated Balance Sheets at December 28, 2003 and December 29, 2002	41
Consolidated Statements of Earnings for the Years Ended December 28, 2003, December 29, 2002 and December 30, 2001	42
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 28, 2003, December 29, 2002, and December 30, 2001	43
Consolidated Statements of Cash Flows for the Years Ended December 28, 2003, December 29, 2002, and December 30, 2001	44
Notes to the Consolidated Financial Statements	45

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
O’Charley’s Inc.
Nashville, Tennessee:

          We have audited the consolidated balance sheets of O’Charley’s Inc. and subsidiaries (the Company) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 28, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O’Charley’s Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP

Nashville, Tennessee
February 11, 2004

CONSOLIDATED BALANCE SHEETS

	December 28, 2003	December 29, 2002

	(dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$9,574	$8,311
Accounts receivable, less allowance for doubtful accounts of $78 in 2003 and $188 in 2002	8,049	4,800
Inventories	21,980	18,300
Deferred income taxes	3,405	4,255
Short-term notes receivable	3,070	2,950
Other current assets	3,426	2,288

Total current assets	49,504	40,904
Property and Equipment, net	429,361	381,553
Goodwill	93,069	—
Other Intangible Assets	25,921	—
Other Assets	22,380	6,334

	$620,235	$428,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,387	$13,284
Accrued payroll and related expenses	11,608	13,328
Accrued expenses	19,506	9,967
Deferred revenue	15,442	8,712
Federal, state and local taxes	8,836	8,595
Current portion of long-term debt and capitalized leases	10,031	8,015

Total current liabilities	80,810	61,901
Long-Term Debt, net of current portion	165,145	98,164
Capitalized Lease Obligations, net of current portion	34,453	25,923
Deferred Income Taxes	6,940	7,796
Other Liabilities	29,752	5,043
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 22,252,628 in 2003 and 18,838,826 in 2002	170,008	116,171
Accumulated other comprehensive loss, net of tax	(519)	(931)
Unearned compensation	(2,351)	—
Retained earnings	135,997	114,724

Total shareholders’ equity	303,135	229,964

	$620,235	$428,791

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS

		Year Ended
	December 28,	December 29,	December 30,
	2003	2002	2001

	(in thousands, except per share data)
Revenues:
Restaurant sales	$753,740	$495,112	$440,875
Commissary sales	5,271	4,800	4,056

	759,011	499,912	444,931
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	221,129	140,577	129,529
Payroll and benefits	251,579	154,311	138,009
Restaurant operating costs	138,473	85,761	76,321
Cost of commissary sales	4,970	4,488	3,808
Advertising, general and administrative expenses	53,493	37,677	29,979
Depreciation and amortization	36,360	25,527	22,135
Asset impairment and exit costs	—	—	5,798
Preopening costs	6,337	5,074	5,654

	712,341	453,415	411,233

Income from Operations	46,670	46,497	33,698
Other (Income) Expense:
Interest expense, net	14,153	5,556	6,610
Debt extinguishment charge	1,800	—	—
Other, net	(652)	(118)	189

	15,301	5,438	6,799

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	31,369	41,059	26,899
Income Taxes	10,096	14,268	9,347

Earnings Before Cumulative Effect of Change in Accounting Principle	21,273	26,791	17,552
Cumulative Effect of Change in Accounting Principle, net of tax	—	(6,123)	—

Net Earnings	$21,273	$20,668	$17,552

Basic Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.98	$1.44	$0.99
Cumulative Effect of Change in Accounting Principle, net of tax	—	(0.33)	—

Basic Earnings Per Common Share	$0.98	$1.11	$0.99

Diluted Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.95	$1.35	$0.93
Cumulative Effect of Change in Accounting Principle, net of tax	—	(0.31)	—

Diluted Earnings Per Common Share	$0.95	$1.04	$0.93

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
	Common Stock		Capital	Unearned	Comprehensive	Retained
	Shares	Amount	Paid-in	Compensation	Loss, net	Earnings	Total

				(In thousands)
Balance, December 31, 2000	15,704	$67,207	$—	$—	$(220)	$76,503	$143,490
Comprehensive income:
2001 net earnings	—	—	—	—	—	17,552	17,552
Change in unrealized loss on available for sale securities, net of tax	—	—	—	—	220	—	220
Market value of derivatives, net of tax	—	—	—	—	(490)	—	(490)
Total comprehensive income							17,282

Repurchase of common stock	(286)	(5,153)	—	—	—	—	(5,153)
Sale of Common Stock	2,300	41,744	—	—	—	—	41,744
Exercise of employee stock options including tax benefits (net of shares tendered)	593	5,619	—	—	—	—	5,619
Shares issued under CHUX Ownership Plan	82	1,219	—	—	—	—	1,219

Balance, December 30, 2001	18,393	$110,636	$—	$—	$(490)	$94,056	$204,202
Comprehensive income:
2002 net earnings	—	—	—	—	—	20,668	20,668
Market value of derivatives, net of tax	—	—	—	—	(441)	—	(441)

Total comprehensive income							20,227

Exercise of employee stock options including tax benefits (net of shares tendered)	361	4,097	—	—	—	—	4,097
Shares issued under CHUX Ownership Plan	85	1,438	—	—	—	—	1,438

Balance, December 29, 2002	18,839	$116,171	$—	$—	$(931)	$114,724	$229,964
Comprehensive income:
2003 net earnings	—	—	—	—	—	21,273	21,273
Market value of derivatives, net of tax	—	—	—	—	412	—	412

Total comprehensive income							21,685

Exercise of employee stock options including tax benefits (net of shares tendered)	811	8,021	—	—	—	—	8,021
Shares issued under CHUX Ownership Plan	112	1,682	—	—	—	—	1,682
Restricted share issuances	155	3,281	—	(2,821)	—	—	460
Amortization of unearned compensation	—	—	—	470	—	—	470
Shares issued or issuable for acquisition	2,336	40,853	—	—	—	—	40,853

Balance, December 28, 2003	22,253	$170,008	$—	$(2,351)	$(519)	$135,997	$303,135

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 28,	December 29,	December 30,
	2003	2002	2001

		(in thousands)
Cash Flows from Operating Activities:
Net earnings	$21,273	$20,668	$17,552
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	6,123	—
Depreciation and amortization — property and equipment and goodwill	36,360	25,527	22,135
Debt extinguishment charge	1,800	—	—
Amortization of debt issuance costs	1,184	380	237
Deferred income taxes excluding effect of Ninety Nine acquisition	542	1,845	(1,336)
Compensation expense related to restricted stock plans	470	—	—
(Gain) loss on the sale and involuntary conversion of assets	(423)	(63)	104
Asset impairment and exit costs	—	—	5,798
Changes in assets and liabilities, excluding the effects of the Ninety Nine acquisition:
Accounts receivable	(1,961)	(452)	(712)
Inventories	(624)	(12)	(5,683)
Other current assets and short term notes receivable	526	(677)	(2,243)
Accounts payable	(381)	1,950	(1,305)
Deferred revenue	3,035	3,738	1,638
Accrued payroll and other accrued expenses	1,233	4,514	8,579
Tax benefit derived from exercise of stock options	4,692	1,100	1,816

Net cash provided by operating activities	67,726	64,641	46,580
Cash Flows from Investing Activities:
Additions to property and equipment	(67,598)	(69,711)	(73,467)
Acquisition of company, net of cash acquired	(114,287)	—	—
Proceeds from the sale of assets	3,724	2,018	1,355
Other, net	545	(831)	(732)

Net cash used in investing activities	(177,616)	(68,524)	(72,844)
Cash Flows from Financing Activities:
Proceeds from long-term debt	265,121	9,000	38,700
Payments on long-term debt and capitalized lease obligations	(207,639)	(7,610)	(49,573)
Proceeds from sale and lease-back transactions	59,097	—	—
Debt issuance costs	(10,898)	—	(659)
Net proceeds from sale of common stock	—	—	41,744
Exercise of employee incentive stock options and issuances under stock purchase plan	5,012	4,435	5,022
Restricted stock issuances	460	—	—
Repurchase of common stock	—	—	(5,153)

Net cash provided by financing activities	111,153	5,825	30,081

Increase in cash and cash equivalents	1,263	1,942	3,817
Cash and cash equivalents at beginning of the year	8,311	6,369	2,552

Cash and cash equivalents at end of the year	$9,574	$8,311	$6,369

See notes to the consolidated financial statements

O’CHARLEY’S INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

          O’Charley’s Inc. (the “Company”) owns and operates 206 (at December 28, 2003) full-service restaurant facilities in 16 southeastern and midwestern states under the trade name of “O’Charley’s”, 87 full-service restaurant facilities in seven northeastern states under the trade name “Ninety Nine Restaurant and Pub”, and six full-service restaurant facilities under the trade name of “Stoney River Legendary Steaks.” The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company’s fiscal year ends on the last Sunday in December. All fiscal years presented were comprised of 52 weeks. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

          Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of $6.4 million and $8.5 million at December 28, 2003 and December 29, 2002, respectively. These cash equivalents consist entirely of overnight repurchase agreements of government securities.

          Inventories are valued at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

          Preopening Costs represent costs incurred prior to a restaurant opening and are expensed as incurred.

          Investments. The Company owned certain marketable securities that were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Debt and Equity Securities. Marketable securities are classified as available for sale securities and are carried at fair value, with the unrealized gains and losses recorded in a separate component of shareholders’ equity, net of tax unless there is a decline in value which is considered to be other than temporary, in which case the cost of such security is written down to fair value and the amount of the write down is reflected in earnings. During 2003, the Company sold all of these securities.

          Property and Equipment are stated at cost and depreciated on a straight-line method over the following estimated useful lives: buildings and improvements — 30 years; furniture, fixtures and equipment — 3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term. Equipment under capitalized leases is amortized to its expected value to the Company at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.

          Excess of Cost Over Fair Value of Net Assets Acquired (goodwill) represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of December 31, 2001. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

          As of the date of adoption, the Company had unamortized goodwill in the amount of $10.0 million, which was subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $544,000 for the year ended December 30, 2001. During the second quarter of 2002, the Company completed the required goodwill transitional impairment tests under SFAS No. 142 as of December 31, 2001 and recorded a non-cash pretax charge of $9.9 million ($6.1 million after tax or $0.31 per diluted share). This charge is recorded in the consolidated statement of earnings for the year ended December 29, 2002 as a cumulative effect of a change in accounting principle. The Company identified the reporting units as required by SFAS No. 142 and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting units at December 31, 2001. The impaired goodwill was related to the Stoney River reporting unit. The amount of the charge was determined by comparing the fair value of the Stoney River reporting unit to the fair value of its net assets, exclusive of goodwill, at December 30, 2001. The fair value of the Stoney River reporting unit was determined by a combination of two approaches: the market approach and the income approach. The market approach values the reporting unit by comparing market multiples of revenue and cash flow for similar concepts. The market approach also uses comparable purchase transactions of similar concepts. The income approach values the reporting unit by discounting the expected future cash flows of the reporting unit. The table below sets forth the adjusted 2001 fiscal year assuming no goodwill amortization was recognized during that time (in thousands).

2001

Earnings before income taxes	$26,899
Goodwill amortization	544

Adjusted earnings before income taxes	27,443
Adjusted taxes	9,536
Net earnings	$17,907

Basic earnings per share	$1.01

Diluted earnings per share	$0.95

          On January 27, 2003, we acquired Ninety Nine Restaurant and Pub for $116 million in cash and approximately 2.34 million shares of our common stock. We completed a valuation of the assets and liabilities of Ninety Nine and allocated the purchase price to the acquired tangible and intangible assets and liabilities with the remaining amount being allocated to goodwill. We selected the first day of each new fiscal year as the date on which we will test the goodwill and trademarks for impairment. We completed a valuation of the goodwill pursuant to SFAS No. 142 as of December 29, 2003, the first day of fiscal 2004 and our valuation showed that the fair value of the reporting unit exceeded its net book value and no impairment charge was needed.

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

          Impairment of Long-Lived Assets. The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of December 30, 2001. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset held for sale, broadens the scope of business to be disposed of that qualifies for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements.

          In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

          Revenues consist of restaurant sales, and to a lesser extent, commissary sales. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Restaurant sales are recognized upon delivery of services. Proceeds from the sale of gift cards and certificates are deferred and recognized as revenue as they are redeemed. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Commissary sales are recognized when delivery occurs, the revenue amount is determinable and when collection is reasonably assured.

          Advertising Costs. The Company expenses advertising costs as incurred, except for certain advertising production costs that are expensed the first time the advertising takes place. Advertising expense for fiscal years 2003,

2002 and 2001, totaled $24.4 million, $17.0 million, and $13.3 million, respectively.

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

          Stock Option Plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001

		(in thousands)
Net earnings, as reported	$21,273	$20,668	$17,552
Add stock-based employee compensation expense included in reported net earnings, net of tax	319	366	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(2,928)	(2,651)	(1,572)

Pro forma net earnings	$18,664	$18,383	$15,980

Earnings per share:
Basic-as reported	$0.98	$1.11	$0.99
Basic-pro forma	$0.86	$0.98	$0.89
Diluted-as reported	$0.95	$1.04	$0.93
Diluted-pro forma	$0.84	$0.93	$0.84

          Per Share Data. Basic earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding plus the dilutive effect of options outstanding during the applicable periods. Basic and diluted earnings per share also include the dilutive effect of shares issuable to the prior owners of Ninety Nine due to the fact that the timing of issuance is related solely to the passage of time.

          Stock Repurchase. Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares become authorized but unissued. The Company reflects the purchase price of any such repurchased shares as a reduction of additional paid-in capital and common stock.

          Fair Value of Financial Instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on-and-off balance sheet financial instruments for which it is practicable to estimate that value. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of

December 28, 2003 and December 29, 2002. Book value approximates fair value for substantially all of the Company’s assets and liabilities that fall under the scope of SFAS No. 107.

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

          Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income, presented in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income, consists of net income and unrealized gains (losses) on available for sale securities and interest rate swaps. Other comprehensive income, net of tax, for 2003 was $412,000. The accumulated other comprehensive loss at December 28, 2003 is comprised of an unrealized loss on derivative financial instruments of $519,000, net of tax.

          Operating Segments. Due to similar economic characteristics, as well as a single type of product, production process, distribution system and type of customer, the Company reports the operations of its three concepts on an aggregated basis and does not separately report segment information. Revenues from external customers are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. As a result, separate segment information is not disclosed.

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

          Recent Accounting Pronouncements. In April 2002,the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendments of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale and leaseback accounting for certain lease modifications that have economic effects similar to sale and leaseback transactions. The provisions of the Statement related to the rescission of Statement No.4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements. We recognized a $1.8 million charge in the fourth quarter of 2003 related to the early extinguishment of our prior bank credit facility. The charge was reflected as a component of Other (Income) Expense in our consolidated statement of earnings.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference be between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. The Company continues to evaluate the impact, if any, that FIN 46R will have on its consolidated financial statements.

          On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period ending after December 15, 2003. We adopted the provisions of the statement on July 14, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

2.	Acquisition

          On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub (“Ninety Nine”), a casual dining chain based in Woburn, Massachusetts, primarily to continue expanding its portfolio of quality restaurant concepts in becoming a multi-concept restaurant operation. The Company acquired Ninety Nine Restaurant and Pub for $116 million in cash and approximately 2.34 million shares of common stock, plus the assumption of certain liabilities. In addition to the purchase price, the Company agreed to pay a total of $1.0 million per year, plus accrued interest, on each of January 1, 2004, 2005, 2006 and 2007, to certain key employees of Ninety Nine who continue to be employed at the time of such payments. Of the stock portion of the purchase price, the Company delivered 941,176 shares at closing, and 390,586 shares in January 2004 and will deliver 407,843 on each of the second, and third anniversaries of the closing and 94,118 shares on each of the fourth and fifth anniversaries of the closing.

          The transaction will be accounted for using the purchase method of accounting as required by SFAS No. 141 and, accordingly, the results of operations of Ninety Nine will be included in the Company’s consolidated financial statements from the date of acquisition. The Ninety Nine concept is being operated as a wholly owned subsidiary of the Company. The Company attributes the goodwill shown below to the long-term historical financial performance and the anticipated future performance of Ninety Nine. The allocation of the purchase price to the acquired net assets is as follows (in thousands).

Current assets	$11,912
Property and equipment, net	41,990
Other assets	1,981
Purchase price in excess of the net assets acquired (goodwill)	93,069
Other intangible assets (tradename)	25,921
Favorable leases	575
Current liabilities	(14,018)
Fair value of liabilities assumed	(770)

Cash and stock paid	160,660
Less stock issued or issuable for acquisition	(40,853)
Less cash acquired	(5,520)

Net cash paid for acquisition	$114,287

          The following unaudited pro forma condensed results of operations give effect to the acquisition of Ninety Nine as if such transaction had occurred at the beginning of fiscal 2002:

Fiscal Years ended December 28, 2003 and December 29, 2002

Unaudited Pro Forma Earnings:	2003	2002

(In thousands, except for per share data)
Total revenues	$775,194	$696,283
Earnings before income taxes and cumulative effect of change in accounting principle	31,749	52,676
Earnings before cumulative effect of change in accounting principle	21,519	34,371
Cumulative effect of change in accounting principle	—	(6,123)

Net earnings	$21,519	$28,248

Basic earnings per share
Earnings before cumulative effect of change in accounting principle	$0.97	$1.63
Cumulative effect of change in accounting principle	—	(0.29)

Net earnings	$0.97	$1.34

Basic weighted average common shares outstanding	22,265	21,036

Diluted earnings per share
Earnings before cumulative effect of change in accounting principle	$0.94	$1.55
Cumulative effect of change in accounting principle	—	(0.28)

Net earnings	$0.94	$1.27

Diluted weighted average common shares outstanding	22,875	22,139

          The foregoing unaudited pro forma amounts are based upon certain assumptions and estimates, including, but not limited to the recognition of interest expense on debt incurred to finance the acquisition. The unaudited pro forma amounts do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3.	Property and Equipment

          Property and equipment consist of the following:

	December 28,	December 29,
	2003	2002

	(in thousands)
Land and improvements	$77,738	$91,237
Buildings and improvements	151,598	157,542
Furniture, fixtures and equipment	145,154	106,323
Leasehold improvements	130,949	87,856
Equipment under capitalized leases	69,034	56,218
Property leased to others	802	802

	575,275	499,978
Less accumulated depreciation and amortization	(145,914)	(118,425)

	$429,361	$381,553

          Depreciation and amortization of property and equipment was $36.4 million, $25.5 million and $21.6 million for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively. This excludes amortization of goodwill and intangible assets.

4.	Other Assets

          Other assets consist of the following:

	December 28,	December 29,
	2003	2002

	(in thousands)
Supplemental executive retirement plan asset	$5,527	$2,514
Liquor licenses	2,097	1,027
Deferred compensation	3,000	—
Prepaid interest and finance costs	8,227	313
Notes receivable	1,565	917
Other assets	1,964	1,563

	$22,380	$6,334

          Amortization of goodwill was $544,000 for the year ended December 30, 2001. There was no amortization for the years ended December 28, 2003 and December 29, 2002.

          The increase in the supplemental executive retirement plan asset shown above is primarily related to salary and bonus deferrals combined with the Company match and earnings on the accounts of the participants during 2003. See Note 14.

          The deferred compensation shown above represents the amount yet to be recognized in expense under the payment plan to certain employees of Ninety Nine Restaurant and Pub discussed above in Note 2. The amounts are payable each January 1 in each of the next four years. The Company recognized compensation expense of $1.0 million plus accrued interest during 2003 related to this payment plan.

          The increase in prepaid interest and finance costs shown above relates to the refinancing of our senior credit facility and the sale and leaseback transactions. These amounts will be amortized over the respective life of the commitment. See Notes 6 and 8.

5.	Accrued Expenses

          Accrued expenses include the following:

	December 28,	December 29,
	2003	2002

	(in thousands)
Accrued insurance expenses	$8,836	$5,033
Accrued employee benefits	3,067	1,543
Accrued interest	1,912	200
Accrued vacation	1,541	315
Other accrued expenses	4,150	2,876

	$19,506	$9,967

6.	Long-Term Debt

          Long-term debt consists of the following:

	December 28,	December 29,
	2003	2002

	(in thousands)
Revolving line of credit	$40,000	$98,000
9% senior subordinated notes due 2013	125,000	—
Secured mortgage note payable	164	181

	165,164	98,181
Less current portion of long-term debt	(19)	(17)

Long-term debt, net of current portion	$165,145	$98,164

          In the fourth quarter of 2003, the Company amended and restated our credit facility and issued $125 million aggregate principal amount of the notes. Interest on the notes accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year commencing May 1, 2004. The notes mature on November 1, 2013. The notes are unsecured, senior subordinated obligations and rank junior in right of payment to all of our existing and future senior debt (as defined in the indenture governing the notes). At any time before November 1, 2006, the Company may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount of the notes, plus accrued and unpaid interest, with the cash proceeds of certain equity offerings. The Company may also redeem all or a portion of the notes on or after November 1, 2006 at the redemption prices set forth in the indenture governing the notes. The notes are guaranteed on an unsecured, senior subordinated basis by certain of our subsidiaries.

          The indenture governing the notes contains certain customary covenants that, subject to certain exceptions and qualifications, limit the Company’s ability to, among other things: incur additional debt or issue preferred stock; pay dividends or make other distributions on, redeem or repurchase capital stock; make investments or other restricted payments; engage in sale and leaseback transactions; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of our assets; and enter into transactions with affiliates. In addition, if the Company sells certain assets (and generally do not use the proceeds of such sales for certain specified purposes) or experience specific kinds of changes in control, the Company must offer to repurchase all or a portion of the notes. The notes are also subject to certain cross-default provisions with the terms of our other indebtedness.

          The proceeds from the note offering were used to pay off the term loan and to repay a portion of the revolving credit loan under the Company’s bank credit facility. The Company’s current bank credit facility consists of a revolving credit facility in a maximum principal amount of $125.0 million and does not provide for a term loan facility. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. The credit facility imposes restrictions on the Company with respect to the incurrence of additional indebtedness, sales of assets, mergers and acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires the Company to comply with certain specified financial covenants, including covenants and ratios relating to the Company’s senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. At December 28, 2003, the credit facility was secured by all of the tangible and intangible assets and capital stock of the Company as of the date of the credit agreement. The Company was in compliance with such covenants at December 28, 2003. During 2003, the Company paid commitment fees of approximately $298,000.

          The secured mortgage note payable at December 28, 2003 bears interest at 10.5% and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $940,000 at December 28, 2003.

          The annual maturities of long-term debt as of December 28, 2003 were: $19,000-2004; $21,000-2005; $23,000-2006; $40.0 million-2007; $28,000-2008; and $125.0 million thereafter.

7.	Other Liabilities

          Other liabilities include the following:

	December 28,	December 29,
	2003	2002

	(in thousands)
Deferred gain on sale leaseback transactions	$16,412	$0
Deferred rent	2,197	420
Supplemental executive retirement plan liability	6,658	3,096
Deferred compensation liability	3,000	0
Market value of swaps	763	1,427
Other long-term liabilities	722	100

	$29,752	$5,043

8.	Lease Commitments

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

          As of December 28, 2003 and December 29, 2002, approximately $50.2 million and $36.3 million, respectively, net book value of the Company’s property and equipment is under capitalized lease obligations. Interest rates on capitalized lease obligations range from 4.0% to 7.5%.

          Future minimum lease payments at December 28, 2003 are as follows:

	Capitalized
	Equipment	Operating
	Leases	Leases

	(in thousands)
2004	$11,773	$23,758
2005	12,363	23,663
2006	9,229	23,957
2007	6,661	24,072
2008	6,600	24,194
Thereafter	3,038	278,233

Total minimum rentals	$49,664	$397,877

Less amount representing interest	(5,199)

Net minimum lease payments	44,465
Less current maturities	(10,012)

Capitalized lease obligations, net of current portion	$34,453

          Rent expense for 2001, 2002 and 2003 for operating leases is as follows:

	2003	2002	2001

		(in thousands)
Minimum rentals	$21,072	$8,104	$7,429
Contingent rentals	423	302	602

	$21,495	$8,406	$8,031

          During the fourth quarter of 2003, we completed two sale and leaseback transactions. The first transaction, completed on October 17, 2003, involved the sale of 23 of our O’Charley’s restaurant properties for aggregate gross proceeds of approximately $50.0 million. The second transaction, completed on November 7, 2003, involved the sale of five of our O’Charley’s restaurants for aggregate gross proceeds of approximately $9.1 million. During the first quarter of 2004, we entered into a third sale and leaseback transaction. This transaction, completed on December 30, 2003, involved the sale of six of our O’Charley’s restaurant properties for aggregate gross proceeds of approximately $12.1 million.

          All of these sales were made to an unrelated entity who then leased the properties back to us. The leases that we entered into in connection with these transactions require us to make additional future minimum lease payments aggregating approximately $119.4 million over the 20-year term of the leases, or an average of approximately $6.0 million annually. The leases also provide for the payment of additional rent beginning in the sixth year of the lease term based on increases in the Consumer Price Index. The net proceeds from these transactions were used to pay down indebtedness under our existing bank credit facility.

          The Company recognized a gain of approximately $16.9 million on the sale and leaseback transactions completed during 2003. This gain is being deferred and amortized over the 20 year term of the leases that were entered into under the transaction. The short-term portion of the gain is reflected in Accrued Expenses and the long-term portion is shown in Other Liabilities in the accompanying consolidated balance sheet. None of the gain amortization is reflected in the future minimum operating lease amounts shown above. Also, see Note 7.

     The future minimum lease payments on the transaction completed in the first quarter 2004 are as follows: $895,000-2004, $943,000-2005, $991,000-2006, $1,040,000-2007, $1,088,000, 2008, and $16,322,000-thereafter. The deferred gain on the transaction completed in the first quarter 2004 was approximately $4.5 million.

9.	Derivative Instruments and Hedging Activities.

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

          As of December 28, 2003 and December 29, 2002, the Company had in effect $20.0 million in swaps at an average fixed rate of 5.6%, $10.0 million of which matured in January 2004 and $10.0 million of which matures in January 2006. As of December 28, 2003, $519,000 of deferred losses, net of tax, on the swaps were included in accumulated other comprehensive income. During the first quarter of 2004, the Company entered into interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in January 2014.

10.	Income Taxes

          The total income tax expense (benefit) for each respective year is as follows:

	2003	2002	2001

		(in thousands)
Income tax expense from earnings before cumulative effect of accounting change	$10,096	$14,268	$9,347
Tax effect of cumulative effect of accounting change	—	(3,731)	—
Shareholders’ equity, tax change in market value of derivative instruments	251	(235)	(260)
Shareholders’ equity, tax benefit derived from non-statutory stock options exercised	(4,692)	(1,100)	(1,816)

	$5,655	$9,202	$7,271

          Income tax expense (benefit) related to earnings before cumulative effect of a change in accounting principle for each respective year is as follows:

	2003	2002	2001

		(in thousands)
Current	$9,554	$12,423	$10,683
Deferred	542	1,845	(1,336)

	$10,096	$14,268	$9,347

          Income tax expense (benefit) attributable to earnings before cumulative effect of a change in accounting principle differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings from operations as a result of the following:

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes due to:
State income taxes, net of federal tax benefit	5.6	3.1	3.2
Tax credits, primarily FICA tip credits	(8.8)	(4.2)	(5.2)
Other	0.4	0.9	1.8

	32.2%	34.8%	34.8%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

	2003	2002

	(in thousands)
Deferred tax assets:
Inventories, principally due to uniform capitalization	$520	$714
Goodwill impairment	318	3,364
Accrued expenses, principally due to accruals for workers’ compensation, employee health and retirement benefits	3,672	2,446
Asset impairment and exit cost	1,210	2,135
Unearned gift card income	313	—
Tax credits, primarily FICA tip credits	624	—
Net operating loss	517	—
Other	202	705

Total gross deferred tax assets	7,376	9,364
Deferred tax asset valuation allowance	(317)	—

Total net deferred tax assets	7,059	9,364
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation and capitalized lease amortization	10,594	12,905

Total gross deferred tax liabilities	10,594	12,905

Net deferred tax liability	$3,535	$3,541

          The net deferred tax liability (asset) is as follows:

	2003	2002

	(in thousands)
Deferred income taxes, long-term liability	$6,940	$7,796
Deferred income taxes, current asset	(3,405)	(4,255)

	$3,535	$3,541

          The Company has gross state net operating loss carry-forwards of $12.2 million to reduce future tax liabilities, which expire in 2008 and 2024. The federal general business tax credits of $624,000 will expire in 2024.

          The Company has established a valuation allowance of $317,000 as of December 28, 2003 for state net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance.

11.	Shareholders’ Equity

          In October 2003, the Company announced an authorization to repurchase up to $25.0 million of our common stock. Any repurchases will be made from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. To date, the Company has not repurchased any shares of common stock under this authorization. Any repurchases will be funded with borrowings under the Company’s amended and restated bank credit facility.

          The Company’s charter authorizes 100,000 shares of preferred stock which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 28, 2003, no preferred shares had been issued.

          On December 8, 2000, the Company’s Board of Directors adopted a Shareholders’ Rights Plan (the “Rights Plan”) to protect the interests of the Company’s shareholders if the Company is confronted with coercive or unfair takeover tactics by third parties. Pursuant to the Rights Plan, a dividend of one Right for each outstanding share of the Company’s Common Stock was issued to shareholders of record on December 27, 2000. Under certain conditions, each Right may be exercised to purchase one-thousandth of a share of a new Series A Junior Preferred Stock at an exercise price of $80 per Right. Each Right will become exercisable following the tenth day after a person’s or group’s acquisition of, or commencement of a tender exchange offer for 18% or more of the Company’s Common Stock. If a person or group acquires 18% or more of the Company’s Common Stock, each right will entitle its holder (other than the person or group whose action has triggered the exercisability of the Rights) to purchase common stock of either O’Charley’s Inc. or the acquiring company (depending on the form of the transaction) having a value of twice the exercise price of the Rights. The Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company’s assets or earning power. The Rights may be redeemed prior to becoming exercisable, subject to approval by the Company’s Board of Directors, for $0.001 per Right. The Rights expire on December 8, 2010. The Company has reserved 50,000 shares of Series A Junior Preferred Stock for issuance upon exercise of the Rights.

12.	Earnings Per Share

          The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share.

	2003	2002	2001

	(in thousands)
Weighted average shares outstanding — basic	21,677	18,683	17,772
Incremental stock option shares outstanding	610	1,103	1,101

Weighted average shares outstanding — diluted	22,287	19,786	18,873

          For the fiscal years 2003, 2002, and 2001, the number of anti-dilutive shares excluded from the weighted average shares calculation were approximately 1,375,000, 233,000, and 73,000, respectively.

13.	Stock Compensation and Purchase Plans

          The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key employees, nonemployee directors and consultants of the Company. The Company has reserved 4,556,958 shares of common stock for issuance pursuant to these plans. Options are granted at 100% of the fair market value of common stock on the date of the grant, expire ten years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. The Company adopted the O’Charley’s 2000 Stock Incentive Plan (the “2000 Plan”) in May 2000. The Company has reserved 3,000,000 shares of common stock for issuance pursuant to the 2000 Plan. At December 28, 2003, options to purchase 2,099,017 shares of common stock were outstanding under the 2000 Plan. Following adoption of the 2000 Plan, no additional options may be granted pursuant to previously adopted stock option plans. At December 28, 2003, options to purchase 1,615,488 shares of common stock were outstanding under those previously adopted plans. The Company applies APB Opinion No. 25 in accounting for its plan; and, accordingly, no compensation cost has been recognized because no options have been granted at an exercise price less than the fair value of the stock on the date of the grant.

          A summary of stock option activity during the past three years is as follows:

		Weighted-Average
	Number of Shares	Exercise Price

Balance at December 31, 2000	3,850,872	$9.67
Granted	514,550	17.84
Exercised	(593,285)	6.64
Forfeited	(173,919)	14.49

Balance at December 30, 2001	3,598,218	11.11
Granted	392,500	21.67
Exercised	(366,101)	8.51
Forfeited	(101,293)	13.67

Balance at December 29, 2002	3,523,324	$12.43
Granted	1,261,722	18.60
Exercised	(969,511)	6.45
Forfeited	(101,031)	18.86

Balance at December 28, 2003	3,714,504	$16.54

          At the end of 2003, 2002, and 2001, the number of options exercisable was approximately 1,690,000, 2,180,000, and 2,267,000, respectively, and the weighted average exercise price of those options was $13.47, $9.81, and $8.82, respectively.

          The following table summarizes information about stock options outstanding at December 28, 2003.

Options Outstanding				Options Exercisable

		Weighted-Avg.
		Remaining	Weighted-Average		Weighted-Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$7.00 to 7.99	267,075	1.2	$7.67	266,097	$7.67
$8.00 to 10.99	210,555	2.7	9.08	198,113	9.03
$11.00 to 13.99	499,760	5.1	12.15	367,235	12.13
$14.00 to 15.99	826,447	5.5	15.08	511,627	15.09
$16.00 to 18.99	491,495	7.7	17.98	225,445	18.04
Over $18.99	1,419,172	8.8	21.21	121,671	22.22

$7.00 to 25.00	3,714,504	6.5	$16.54	1,690,188	$13.47

          In the first quarter of 2002, the Company granted approximately 84,000 restricted stock units to certain executive officers and members of senior management in order to provide retention incentives and to encourage them to meet and exceed budgeted increases in targeted performance criteria. Each restricted stock unit represents the right to receive one share of the Company’s common stock. For each of fiscal years 2002, 2003 and 2004, the compensation committee of the board of directors will establish performance criteria related to targeted earnings per share. If the annual performance targets are achieved, one-third of the restricted stock units will vest in that year and the Company will issue the corresponding number of common shares. In the event the performance criteria are not achieved, the restricted stock units that would have vested related to that fiscal year shall not vest and all rights thereto shall forfeit. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. One-third of the units vested in 2002, while the one-third that was to vest in 2003 did not vest due to the vesting targets not being met.

          The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible employees of the Company to become shareholders in O’Charley’s. The Company has reserved 675,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan, which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85% of the lower of 1) the closing market price per share of the Company’s Common Stock on the last trading date of the plan period or 2) the average of the closing market price of the Company’s Common Stock on the first and the last trading day of the plan period. Contributions of up to 15% of base salary are made by each participant through payroll deductions. As of December 28, 2003, 466,029 shares have been issued under this plan.

          During the first quarter of 2003, the Company granted approximately 135,000 shares of restricted stock to certain executives and members of senior management associated with a performance accelerated restricted stock plan in order to provide retention incentives for these individuals. The grantee’s rights in the restricted stock shall become fully vested on the sixth anniversary of the grant date. Vesting can be accelerated on the attainment of certain stock performance criteria that are measured against the total shareholder return for the Standard and Poor’s 500 Restaurant Index for the period from the grant date to the measurement date. The awards may vest as early as three years from the grant date if the stock performance criteria are met at that time. In the event that the employment of the individual by the Company is terminated for any reason, no further vesting of restricted stock units shall occur. Upon issuance of restricted stock awards, unearned compensation is charged to shareholders’ equity for the fair value of the restricted stock and recognized as compensation expense ratably over the vesting periods, as applicable. Compensation cost related to these restricted stock awards recognized by the Company during fiscal 2003 was approximately $470,000.

          Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1999, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants in each respective year is as follows:

	2003	2002	2001

Risk-free investment interest	4.0%	4.7%	5.5%
Expected life in years	5.3	4.9	6.1
Expected volatility	46.7%	50.7%	49.6%
Fair value of options granted (per share)	$9.68	$10.69	$9.78

14.	Employee Benefit Plans

          The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan (the “Plan”). Under the Plan, employees can make contributions up to 15% of their annual compensation. The Company contributes annually to the Plan an amount equal to 50% of employee contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20% each year beginning after the employee’s initial year of employment. Company contributions were approximately $500,000 in 2003, $500,000 in 2002, and $550,000 in 2001.

          The Company maintains a supplemental executive retirement plan for a select group of management employees to provide supplemental retirement income benefits through deferrals of salary, bonus and deferral of contributions which cannot be made to the Company’s 401(k) Plan due to Internal Revenue Code limitations. Participants in this plan can contribute, on a pre-tax basis, up to 50% of their base pay and 100% of their bonuses. The Company contributes annually to this plan an amount equal to a matching formula of each participant’s deferrals. Company contributions were approximately $230,000 in 2003, $203,000 in 2002, and $248,000 in 2001. The amount of the supplemental executive retirement plan liability payable to the participants at December 28, 2003 and December 29, 2002 was $6,658,000 and $3,096,000, respectively, and is recorded as Other Liabilities on the consolidated balance sheets.

15.	Related-Party Transactions

          At the beginning of 1999, the Company leased the land and building of four of its restaurants from Two Mile Partners, a partnership whose partners were David K. Wachtel, Jr., who owned 75% and was the managing partner of the partnership and a former director and executive officer of the Company, and Gregory L. Burns, the Company’s chairman of the board and chief executive officer, who owns 25% of the partnership. During 2000, the Company terminated one of the leases. The three remaining leases were to expire at various times through 2007, with options to renew for a term of 10 years. The Company purchased the land and buildings for three of its restaurant sites from Two Mile Partners during January 2002. See Note 18.

          The aforementioned related-party transactions are reflected in the consolidated financial statements as follows:

	2003	2002	2001

	(in thousands)
Consolidated Statements of Earnings
Restaurant operating costs:
Rent expense	$0	$29	$330
Contingent rentals	0	15	160

          During 2001, the Company paid a portion of the cash bonuses to its executive officers on a quarterly basis as an advance on the cash bonuses that the Company expected to pay for 2001. The Company did not achieve the targeted level of earnings during 2001 necessary for the payment of cash bonuses to these executive officers. Each of the executive officers has agreed to repay the amounts paid to such officer as a cash bonus during 2001. The total amount of the loans to these executive officers was approximately $495,000. The loans have a three-year term with principal and accrued interest, at the rate of 5% per annum, payable at the end of the term. During 2003, one of the officers paid off his loan. The remaining balance at December 28, 2003 was approximately $410,000.

16.	Consolidated Statements of Cash Flows

          Supplemental disclosure of cash flow information is as follows:

	2003	2002	2001

		(in thousands)
Cash paid for interest	$11,589	$5,828	$7,552
Additions to capitalized lease obligations	20,046	8,749	10,559
Income taxes paid (net of refunds)	8,125	11,048	7,242

17.	Asset Impairment and Exit Costs

          During the third quarter of 2001, the Company decided to close five stores. This decision followed a review of historical and projected cash flows of the Company’s stores in view of the difficult economic environment in which the Company was operating. As a result of this decision, the Company recognized a charge during the third quarter of 2001 for asset impairment and exit costs totaling $5.8 million. This amount includes an asset impairment charge of approximately $5.0 million related to building, leasehold improvement and equipment write-downs, and an exit cost accrual of approximately $800,000 relating primarily to minimum property lease payments from the post-closure date to the projected sublease date, if applicable, otherwise to the end of the lease term. With respect to the asset impairment charge, fair value was determined by discounting projected cash flow for each location, which is the lowest level of identifiable cash flows largely independent of the cash flows of other groups of assets, over its remaining operating period, including the estimated proceeds from the disposition of such assets. The exit cost accrual is reflected in accrued expenses on the accompanying consolidated balance sheet at December 28, 2003. The balance in the exit cost accrual at December 28, 2003 was approximately $220,000.

18.	Litigation and Contingencies

          In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of employees and customers becoming infected. The Company has worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention since it became aware of this incident and has cooperated fully with their directives and recommendations. The Company is aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to the Knoxville restaurant during the time of the outbreak. As of the date of this filing, the Company is also aware of 31 lawsuits that have been filed against it to date, all of which have been filed in the circuit court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization.

          The Company is also aware of an outbreak of Hepatitis A linked to numerous independent restaurants and restaurant chains located in Georgia, including two of its O’Charley’s restaurants. The Company has received the preliminary report of the Georgia Division of Public Health indicating that ten persons who contracted the Hepatitis A virus in Georgia stated that they had eaten at the Centerville, Georgia or the Macon, Georgia O’Charley’s restaurant. Each of the Knox County Health Department, the Georgia Division of Public Health, the Centers for Disease Control and Prevention and the Food and Drug Administration has tentatively associated the recent outbreaks of the Hepatitis A virus affecting a number of restaurants, including O’Charley’s, to eating green onions (scallions).

          While the Company intends to vigorously defend the litigation that has been filed against it, it is not able to predict the outcome of the litigation that has been filed against it or that may be filed against it in the future relating to the Hepatitis A outbreak or the amounts that it may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against it. The Company has liability insurance; however, it cannot assure you that its insurance carriers will reimburse it for any loss or liability it suffers in connection with this incident or that its insurance will be sufficient to cover any loss or liability. If the Company suffers losses or liabilities in excess of its insurance coverage or if its insurance does not cover those losses or liabilities, there could be a material adverse effect on its results of operations and financial condition.

          The Company has a foodborne illness policy that reimburses the Company for certain lost profits associated with this type of incident. The Company is currently developing supporting documentation for the claim associated with this incident. The Company has not recognized any recoveries under its foodborne illness policy. At this time, the Company cannot reasonably estimate the amount or timing of the settlement of this claim.

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

          In January 2002, the Company entered into a comprehensive settlement agreement with Two Mile Partners settling all litigation and business matters between the Company and Two Mile Partners. As a result of the settlement, (i) the Company purchased restaurant properties located in Goodlettsville, Murfreesboro and Clarksville, Tennessee that were leased from Two Mile Partners for $1.7 million, $1.6 million and $1.0 million, respectively, (ii) the Company terminated a lease with Two Mile Partners for a restaurant property located in Bowling Green, Kentucky on which the Company formerly operated the Bowling Green restaurant and sold Two Mile Partners an adjoining parcel of property used for parking for a payment of $300,000, and (iii) Two Mile Partners dismissed with prejudice the litigation pending against the Company in consideration of a payment by the Company of $200,000.

          Mr. Burns recused himself from the discussions and considerations by the Company of any matters relating to the settlement. The Company believes that it terminated the Clarksville lease in accordance with its terms and denies the allegations contained in the complaint filed by Two Mile Partners. Nevertheless, a special committee of the Board of Directors comprised of disinterested directors approved the settlement and believed it was in the Company’s best interest to settle the litigation to avoid the expense, uncertainty and distraction of this litigation.

          In addition, the Company is a defendant from time to time in various other legal proceedings arising in the ordinary course of its business, including claims relating to workplace and employment matters, discrimination and similar matters, claims resulting from “slip and fall’’ accidents and claims from customers and employees alleging illness, injury or other food quality, health or operational concerns. The Company does not believe that any of the other legal proceedings pending against it will have a material adverse effect on its financial condition. In addition, the Company may incur or accrue expenses relating to legal proceedings, which may materially adversely affect its results of operations.

19.	Supplementary Condensed Consolidating Financial Information of Subsidiary Guarantors

          In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2013. The obligations of the Company under the Senior Subordinated Notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company and the subsidiary guarantors as of December 28, 2003 and December 29, 2002 and for each of the three years in the period ended December 28, 2003.

Condensed Consolidating Balance Sheet
As of December 28, 2003

			Minor Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated

		(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,946	$6,628	$—	$9,574
Accounts receivable	3,190	4,859	—	8,049
Intercompany receivables (payable)	(116,014)	119,649	(3,635)	—
Inventories	3,460	18,520	—	21,980
Deferred income taxes	3,021	384	—	3,405
Short-term notes receivable	3,070	—	—	3,070
Other current assets	1,394	1,916	116	3,426

Total current assets	(98,933)	151,956	(3,519)	49,504
Property and equipment, net	343,641	85,719	1	429,361
Goodwill	—	93,069	—	93,069
Other intangible assets	—	25,921	—	25,921
Other assets	218,985	23,628	(220,233)	22,380

Total assets	$463,693	$380,293	$(223,751)	$620,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,841	$12,306	$(3,760)	$15,387
Accrued payroll and related expenses	7,550	4,058	—	11,608
Accrued expenses	10,264	9,274	(32)	19,506
Deferred revenue	7,277	8,164	1	15,442
Federal, state and local taxes	(3,063)	11,900	(1)	8,836
Current portion of long-term debt and capitalized leases	9,691	340	—	10,031

Total current liabilities	38,560	46,042	(3,792)	80,810
Long-term debt, net of current portion	180,906	—	(15,761)	165,145
Capitalized lease obligations, net of current portion	32,442	2,010	1	34,453
Deferred income taxes	7,355	(415)	—	6,940
Other liabilities	21,188	8,438	126	29,752
Shareholders’ equity:
Common stock	169,629	168,469	(168,090)	170,008
Accumulated other comprehensive loss, net of tax	(519)	—	—	(519)
Unearned compensation expense	(2,351)	—	—	(2,351)
Retained earnings	16,483	155,749	(36,235)	135,997

Total shareholders’ equity	183,242	324,218	(204,325)	303,135

Total liabilities and shareholders’ equity	$463,693	$380,293	$(223,751)	$620,235

Condensed Consolidating Balance Sheet
As of December 29, 2002

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated

		(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,292	$5,019	$—	$8,311
Accounts receivable	2,888	1,912	—	4,800
Intercompany receivables (payable)	(75,700)	82,717	(7,017)	—
Inventories	2,939	15,361	—	18,300
Deferred income taxes	4,255	—	—	4,255
Short-term notes receivable	2,950	—	—	2,950
Other current assets	1,832	457	(1)	2,288

Total current assets	(57,544)	105,466	(7,018)	40,904
Property and equipment, net	348,439	33,114	—	381,553
Other assets	46,664	17,664	(57,994)	6,334

Total assets	$337,559	$156,244	$(65,012)	$428,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,574	$5,827	$(7,117)	$13,284
Accrued payroll and related expenses	10,078	3,250	—	13,328
Accrued expenses	7,887	2,251	(171)	9,967
Deferred revenue	7,213	1,499	—	8,712
Federal, state and local taxes	2,779	5,816	—	8,595
Current portion of long-term debt and capitalized leases	7,926	89	—	8,015

Total current liabilities	50,457	18,732	(7,288)	61,901
Long-term debt, net of current portion	112,324	—	(14,160)	98,164
Capitalized lease obligations, net of current portion	25,341	582	—	25,923
Deferred income taxes	7,796	—	—	7,796
Other liabilities	1,644	3,299	100	5,043
Shareholders’ equity:
Common stock	115,793	44,034	(43,656)	116,171
Accumulated other comprehensive loss, net of tax	(931)	—	—	(931)
Retained earnings	25,135	89,597	(8)	114,724

Total shareholders’ equity	139,997	133,631	(43,664)	229,964

Total liabilities and shareholders’ equity	$337,559	$156,244	$(65,012)	$428,791

Condensed Consolidating Statement of Earnings
For the Year Ended December 28, 2003

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated

		(In thousands)
Revenues:
Restaurant sales	$467,141	$264,673	$21,926	$753,740
Commissary sales	—	161,537	(156,266)	5,271

	467,141	426,210	(134,340)	759,011
Costs and expenses:
Cost of restaurant sales:
Cost of food and beverage	141,468	79,474	187	221,129
Payroll and benefits	160,768	85,965	4,846	251,579
Restaurant operating costs	82,339	50,400	5,734	138,473
Cost of commissary sales	—	152,293	(147,323)	4,970
Advertising, general and administrative expenses	2,658	50,835	—	53,493
Depreciation and amortization	26,965	9,395	—	36,360
Preopening costs	4,930	1,407	—	6,337

	419,128	429,769	(136,556)	712,341

Income from operations	48,013	(3,559)	2,216	46,670
Other (income) expense:
Interest expense, net	13,289	864	—	14,153
Debt extinguishment charge	1,800	—	—	1,800
Other, net	46,450	(47,102)	—	(652)

	61,539	(46,238)	—	15,301

Earnings before income taxes and cumulative effect of change in accounting principle	(13,526)	42,679	2,216	31,369
Income taxes	(4,352)	13,735	713	10,096

Net earnings	$(9,174)	$28,944	$1,503	$21,273

Condensed Consolidating Statement of Earnings
For the Year Ended December 29, 2002

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated

		(In thousands)
Revenues:
Restaurant sales	$423,218	$57,782	$14,112	$495,112
Commissary sales	—	138,075	(133,275)	4,800

	423,218	195,857	(119,163)	499,912
Costs and expenses:
Cost of restaurant sales:
Cost of food and beverage	123,642	19,599	(2,664)	140,577
Payroll and benefits	136,561	14,651	3,099	154,311
Restaurant operating costs	67,853	14,295	3,613	85,761
Cost of commissary sales	—	129,096	(124,608)	4,488
Advertising, general and administrative expenses	1,929	35,748	—	37,677
Depreciation and amortization	23,276	2,251	—	25,527
Preopening costs	4,422	652	—	5,074

	357,683	216,292	(120,560)	453,415

Income from operations	65,535	(20,435)	1,397	46,497
Other (income) expense:
Interest expense, net	4,905	651	—	5,556
Other, net	42,114	(42,232)	—	(118)

	47,019	(41,581)	—	5,438

Earnings before income taxes and cumulative effect of change in accounting principle	18,516	21,146	1,397	41,059
Income taxes	6,434	7,348	486	14,268

Earnings before cumulative effect of change in accounting principle	12,082	13,798	911	26,791
Cumulative effect of change in accounting principle, net of tax	—	(6,123)	—	(6,123)

Net earnings	$12,082	$7,675	$911	$20,668

Condensed Consolidating Statement of Earnings
For the Year Ended December 30, 2001

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated

		(In thousands)
Revenues:
Restaurant sales	$377,377	$63,498	$—	$440,875
Commissary sales	—	124,156	(120,100)	4,056

	377,377	187,654	(120,100)	444,931
Costs and expenses:
Cost of restaurant sales:
Cost of food and beverage	113,878	22,507	(6,856)	129,529
Payroll and benefits	122,454	15,555	—	138,009
Restaurant operating costs	60,252	16,537	(468)	76,321
Cost of commissary sales	—	116,584	(112,776)	3,808
Advertising, general and administrative expenses	1,949	28,030	—	29,979
Depreciation and amortization	19,971	2,164	—	22,135
Preopening costs	5,232	422	—	5,654
Asset impairment and exit costs	5,798	—	—	5,798

	329,534	201,799	(120,100)	411,233

Income from operations	47,843	(14,145)	—	33,698
Other (income) expense:
Interest expense, net	6,254	356	—	6,610
Other, net	37,463	(37,274)	—	189

	43,717	(36,918)	—	6,799

Earnings before income taxes	4,126	22,773	—	26,899
Income taxes	1,434	7,913	—	9,347

Net earnings	$2,692	$14,860	$—	$17,552

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 28, 2003

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated

		(In thousands)
Cash flows from operating activities:
Net earnings	$(9,174)	$28,944	$1,503	$21,273
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment and goodwill	26,965	9,395	—	36,360
Debt extinguishment charge	1,800	—	—	1,800
Amortization of debt issuance costs	1,184	—	—	1,184
Deferred income taxes	542	—	—	542
Compensation expense related to restricted stock plans	470	—	—	470
(Gain) loss on the sale and involuntary conversion of assets	(415)	(8)	—	(423)
Changes in assets and liabilities:
Accounts receivable	(302)	(1,659)	—	(1,961)
Inventories	(522)	(102)	—	(624)
Other current assets	438	205	(117)	526
Accounts payable	(7,732)	3,995	3,356	(381)
Deferred revenue	64	2,971	—	3,035
Accrued payroll and other accrued expenses	30,775	(25,739)	(3,803)	1,233
Tax benefit derived from exercise of stock options	4,692	—	—	4,692

	48,785	18,002	939	67,726
Cash flows from investing activities:
Additions to property and equipment	(50,905)	(17,256)	563	(67,598)
Acquisition of company, net of cash acquired	(114,286)	(1)	—	(114,287)
Proceeds from the sale and involuntary conversion of assets	3,704	20	—	3,724
Other, net	1,203	844	(1,502)	545

	(160,284)	(16,393)	(939)	(177,616)
Cash flows from financing activities:
Proceeds from long-term debt	265,121	—	—	265,121
Payments on long-term debt and capitalized lease obligations	(207,639)	—	—	(207,639)
Proceeds from sale and lease-back transactions	59,097	—	—	59,097
Debt issuance costs	(10,898)	—		(10,898)
Exercise of employee incentive stock options and issuances under stock purchase plan	5,012	—	—	5,012
Restricted stock	460	—	—	460

	111,153	—	—	111,153

(Decrease) Increase in cash and cash equivalents	(346)	1,609	—	1,263
Cash and cash equivalents at beginning of the year	3,292	5,019	—	8,311

Cash and cash equivalents at end of the year	$2,946	$6,628	$—	$9,574

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 29, 2002

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated

		(In thousands)
Cash flows from operating activities:
Net earnings	$12,082	$7,675	$911	$20,668
Cumulative effect of change in accounting principle, net	—	6,123	—	6,123
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment and goodwill	23,276	2,251	—	25,527
Amortization of debt issuance costs	380	—	—	380
Deferred income taxes	1,845	—	—	1,845
(Gain) loss on the sale and involuntary conversion of assets	(63)	—	—	(63)
Changes in assets and liabilities:
Accounts receivable	(305)	(147)	—	(452)
Inventories	(486)	474	—	(12)
Other current assets	(499)	(178)	—	(677)
Accounts payable	13,883	(11,926)	(7)	1,950
Deferred revenue	3,112	626	—	3,738
Accrued payroll and other accrued expenses	3,150	1,357	7	4,514
Tax benefit derived from exercise of stock options	1,100	—	—	1,100

	57,475	6,255	911	64,641
Cash flows from investing activities:
Additions to property and equipment	(64,989)	(4,722)	—	(69,711)
Proceeds from the sale and involuntary conversion of assets	2,018	—	—	2,018
Other, net	80	—	(911)	(831)

	(62,891)	(4,722)	(911)	(68,524)
Cash flows from financing activities:
Proceeds from long-term debt	9,000	—	—	9,000
Payments on long-term debt and capitalized lease obligations	(7,610)	—	—	(7,610)
Exercise of employee incentive stock options and issuances under stock purchase plan	4,435	—	—	4,435

	5,825	—	—	5,825

Increase in cash and cash equivalents	409	1,533	—	1,942
Cash and cash equivalents at beginning of the year	2,883	3,486	—	6,369

Cash and cash equivalents at end of the year	$3,292	$5,019	$—	$8,311

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 30, 2001

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated

		(In thousands)
Cash flows from operating activities:
Net earnings	$2,692	$14,860	$—	$17,552
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment and goodwill	19,971	2,164	—	22,135
Amortization of debt issuance costs	237	—	—	237
Deferred income taxes	(1,336)	—	—	(1,336)
(Gain) loss on the sale and involuntary conversion of assets	104	—	—	104
Asset impairment and exit costs	5,798	—	—	5,798
Changes in assets and liabilities:
Accounts receivable	(177)	(535)	—	(712)
Inventories	(475)	(5,208)	—	(5,683)
Other current assets	(2,129)	(114)	—	(2,243)
Accounts payable	442	(1,553)	(194)	(1,305)
Deferred revenue	765	873	—	1,638
Accrued payroll and other accrued expenses	1,280	7,105	194	8,579
Tax benefit derived from exercise of stock options	1,816	—	—	1,816

	28,988	17,592	—	46,580
Cash flows from investing activities:
Additions to property and equipment	(59,333)	(14,134)	—	(73,467)
Proceeds from the sale and involuntary conversion of assets	1,355	—	—	1,355
Other, net	(732)	—	—	(732)

	(58,710)	(14,134)	—	(72,844)
Cash flows from financing activities:
Proceeds from long-term debt	38,700	—	—	38,700
Payments on long-term debt and capitalized lease obligations	(49,573)	—	—	(49,573)
Debt issuance cost	(659)	—	—	(659)
Net proceeds from sale of common stock	41,744	—	—	41,744
Exercise of employee incentive stock options and issuances under stock purchase plan	5,022	—	—	5,022
Repurchase of common stock	(5,153)	—	—	(5,153)

	30,081	—	—	30,081

Increase in cash and cash equivalents	359	3,458	—	3,817
Cash and cash equivalents at beginning of the year	2,524	28	—	2,552

Cash and cash equivalents at end of the year	$2,883	$3,486	$—	$6,369

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 9A. Controls and Procedures.

          Evaluation of Disclosure Controls and Procedures

          Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

          Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended December 28, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

          The Proxy Statement issued in connection with the shareholders meeting to be held on May 13, 2004, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Corporate Governance” and “Election of Directors” information required by Item 10 of Form 10-K as to directors and executive officers of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

          The Proxy Statement issued in connection with the shareholders meeting to be held on May 13, 2004, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The Proxy Statement issued in connection with the shareholders meeting to be held on May 13, 2004, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Security Ownership of Certain Beneficial Owners” and “Election of Directors” information required by Item 12 of Form 10-K and is incorporated herein by reference.

          Equity Compensation Plans

     The table below sets forth the following information as of December 28, 2003 with respect to the compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by the Company’s security holders and (ii) all compensation plans not previously approved by the Company’s security holders:

•	the number of securities to be issued upon the exercise of outstanding awards;

•	the weighted-average exercise price of the outstanding awards; and

•	the number of securities remaining available for future issuance under the plans.

     All of the Company’s stock compensation plans have been approved by the company’s shareholders.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan category	and rights	and rights	first column)

Equity compensation plans approved by security holders	3,714,504	$16.54	655,157
Equity compensation plans not approved by security holders	0	0	0
Total	3,714,504	$16.54	655,157

Item 13. Certain Relationships and Related Transactions.

          The Proxy Statement issued in connection with the shareholders meeting to be held on May 13, 2004, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Certain Transactions” information required by Item 13 of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

          The Proxy Statement issued in connection with the shareholders meeting to be held on May 13, 2004, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Fees Billed to the Company by KPMG LLP During 2003 and 2002” information required by Item 14 of Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Financial Statements: See Item 8

2.	Financial Statement Schedules: Not Applicable

3.	Management Contracts and Compensatory Plans and Arrangements

-	O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.7)

-	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.8)

-	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.9)

-	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.10)

-	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.11)

-	O’Charley’s 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.12)

-	CHUX Ownership Plan, as amended (included as Exhibit 10.13)

-	O’Charley’s 2000 Stock Incentive Plan (included as Exhibit 10.14)

-	Severance Compensation Agreement, dated February 19, 2003, by and between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.15)

-	Severance Compensation Agreement, dated as of February 11, 2004, by and between O’Charley’s Inc. and A. Chad Fitzhugh (included as Exhibit 10.16)

-	Severance Compensation Agreement, dated as of February 11, 2004, by and between O’Charley’s Inc. and Steven J. Hislop (included as Exhibit 10.17)

-	Severance Compensation Agreement, dated as of May 14, 2003, by and between O’Charley’s Inc. and William E. Hall, Jr. (included as Exhibit 10.18)

-	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.19)

-	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Steven J. Hislop (included as Exhibit 10.20)

-	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and William E. Hall, Jr. (included as Exhibit 10.21)

-	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Herman A. Moore, Jr. (included as Exhibit 10.22)

-	Secured Promissory Note, dated February 13, 2002, by Gregory L. Burns, as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.23)

-	Secured Promissory Note, dated February 13, 2002, by Steven J. Hislop, as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.24)

-	Secured Promissory Note, dated February 13, 2002, by William E. Hall, Jr., as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.25)

-	Secured Promissory Note, dated February 13, 2002, by Herman A. Moore, Jr., as maker, and O’Charley’s Inc., as payee (included as Exhibit 10.26)

4.	Exhibits:

Exhibit
Number	Description

2.1	Asset Purchase Agreement by and among O’Charley’s Inc., 99 Boston, Inc., 99 Boston of Vermont, Inc., Doe Family II LLC, and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002)

2.2	Merger Agreement by and among O’Charley’s Inc., Volunteer Acquisition Corporation, 99 West, Inc., and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002)

2.3	Settlement Agreement, dated as of December 11, 2003, by and among O’Charley’s Inc., 99 Boston, Inc., Doe Family II LLC, 99 Boston of Vermont, Inc., William A. Doe, III, Dana G. Doe, Charles F. Doe, Jr. and 99 West, Inc.

3.1	Restated Charter of the Company (restated electronically for SEC filing purposes only and incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2000)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)

4.1	Form of Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 33-35170)

Exhibit
Number	Description

4.2	Rights Agreement, dated December 8, 2000, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2000)

4.3	Registration Rights Agreement, dated January 27, 2003, between O’Charley’s Inc., 99 Boston, Inc., Doe Family II, LLC, William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)

10.1	Participation Agreement, dated as of October 10, 2000, among O’Charley’s Inc., as Lessee, First American Business Capital, Inc., as Lessor, AmSouth Bank, as Agent, Bank of America, Firstar Bank, N.A., First Union National Bank and SunTrust Bank (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.2	First Amendment to Participation Agreement, dated July 9, 2001, among O’Charley’s Inc., as lessee, First American Business Capital, Inc., as lessor, AmSouth Bank, as agent, Bank of America, N.A., Firstar Bank, N.A., First Union National Bank and SunTrust Bank (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2001)

10.3	Lease, dated as of October 10, 2000, by and between First American Business Capital, Inc., as Lessor, and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.4	Lease, dated October 10, 2000, by and between First American Business Capital, Inc., as Lessor, and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.5	First Amendment to Lease, dated July 9, 2001, by and between First American Business Capital, Inc., as lessor, and O’Charley’s Inc., as lessee (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2001)

10.6	O’Charley’s Inc. 1985 Stock Option Plan (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)

10.7	O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)

10.8	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 29, 1991)

10.9	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 26, 1993)

10.10	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 27, 1998)

10.11	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)

Exhibit
Number	Description

10.12	O’Charley’s Inc. 1991 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)

10.13	CHUX Ownership Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)

10.14	O’Charley’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)

10.15	Severance Compensation Agreement, dated February 19, 2003, by and between O’Charley’s Inc. and Gregory L. Burns (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.16	Severance Compensation Agreement, dated as of February 11, 2004, by and between O’Charley’s Inc. and A. Chad Fitzhugh

10.17	Severance Compensation Agreement, dated as of February 11, 2004, by and between O’Charley’s Inc. and Steven J. Hislop

10.18	Severance Compensation Agreement, dated as of May 14, 2003, by and between O’Charley’s Inc. and William E. Hall, Jr.

10.19	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Gregory L. Burns. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)

10.20	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Steven J. Hislop. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)

10.21	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and William E. Hall, Jr. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)

10.22	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Herman A. Moore, Jr. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)

10.23	Secured Promissory Note, dated February 13, 2002, by Gregory L. Burns, as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)

10.24	Secured Promissory Note, dated February 13, 2002, by Steven J. Hislop, as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)

Exhibit
Number	Description

10.25	Secured Promissory Note, dated February 13, 2002, by William E. Hall, Jr., as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)

10.26	Secured Promissory Note, dated February 13, 2002, by Herman A. Moore, Jr., as maker, and O’Charley’s Inc., as payee. (Incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended April 21, 2002)

10.27	Master Lease, dated December 4, 2001, by and between Double 9 Property I LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.28	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property I LLC, 99 Remainder I LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.29	Master Lease, dated December 4, 2001, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.30	First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.31	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property II LLC, 99 Remainder II LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.32	Master Lease, dated December 4, 2001, by and between Double 9 Property III LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.33	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property III LLC, 99 Remainder III LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.34	Master Lease, dated December 4, 2001, by and between Double 9 Property IV LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.35	First Amendment to Master Lease, dated February 1, 2002, by and between Double 9

Exhibit
Number	Description

Property IV LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.36	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property IV LLC, 99 Remainder IV LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.37	Purchase Agreement, dated as of October 30, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc., Wachovia Capital Markets, LLC and Morgan Joseph & Co. Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.38	Registration Rights Agreement, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc., Wachovia Capital Markets, LLC and Morgan Joseph & Co. Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.39	Indenture, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc. and The Bank of New York (including Form of 144A Global Note and Form of Regulation S Temporary Global Note). (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.40	Amended and Restated Credit Agreement, dated as of November 4, 2003, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branch, as Co-Syndication Agents, and AmSouth Bank and SunTrust Bank, as Co-Documentation Agents. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.41	Form of Amended and Restated Revolving Credit Note. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.42	Form of Amended and Restated Swingline Note. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.43	Form of Lease Agreement by and between CNL Funding 2001-A, LP, as landlord, and O’Charley’s Inc., as tenant. In accordance with Rule 12b-31 under the Exchange Act, copies of other lease agreements, which are substantially identical to Exhibit 10.43 in all material respects, except as to the landlord, the tenant, the property involved and the rent due thereunder, are omitted. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4, Registration No. 333-112429-03)

10.44	Development Agreement, dated December 22, 2003, by and among O’Charley’s Inc., OCM Development Company, LLC and Meritage Hospitality Group Inc.

14	O’Charley’s Inc. Code of Conduct and Business Ethics Policy

21	Subsidiaries of the Company

23	Consent of KPMG LLP

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of A. Chad Fitzhugh, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) On October 8, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Items 9 and 12) which contained its press release announcing that it had revised its outlook for the third quarter of 2003.

          On October 21, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Item 9) which contained its press release announcing that the Company intended to offer, through a private placement, $125 million in aggregate principal amount of senior subordinated notes due 2013.

          On October 21, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Item 9) which contained its press release announcing the completion of a $50 million sale and leaseback transaction and the establishment of a $25 million share repurchase authorization and issuing sales and earnings guidance for the fourth fiscal quarter ending December 28, 2003.

          On October 29, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Item 9) which contained its press release providing an update on the Hepatitis A incident.

          On October 30, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Item 9) which contained its press release announcing that the Company had rescheduled its earnings conference call for the third fiscal quarter.

          On October 30, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Item 9) which contained its press release announcing that the Company intended to offer $125 million in aggregate principal amount of senior subordinated notes due 2013.

          On October 31, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Item 9) which contained its press release announcing the pricing of its offering of $125 million in aggregate principal amount of 9.0% senior subordinated notes due 2013 in an institutional private placement.

          On October 31, 2003, the Company filed and furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Items 5, 9 and 12) which contained its press release announcing the Company’s third quarter 2003 financial results and included certain financial information of the Company.

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

O’CHARLEY’S INC

Date: March 11, 2004	By:	/s/ Gregory L. Burns

Gregory L. Burns
Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory L. Burns Gregory L. Burns	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2004

/s/ Steven J. Hislop Steven J. Hislop	President, Chief Operating Officer and Director	March 11, 2004

/s/ A. Chad Fitzhugh A. Chad Fitzhugh	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 11, 2004

John W. Stokes, Jr.	Director	March , 2004

/s/ Richard Reiss, Jr. Richard Reiss, Jr.	Director	March 11, 2004

/s/ G. Nicholas Spiva G. Nicholas Spiva	Director	March 11, 2004

/s/ H. Steve Tidwell H. Steve Tidwell	Director	March 11, 2004

/s/ Samuel H. Howard Samuel H. Howard	Director	March 11, 2004

Shirley A. Zeitlin	Director	March , 2004

/s/ Robert J. Walker Robert J. Walker	Director	March 11, 2004

/s/ Dale W. Polley Dale W. Polley	Director	March 11, 2004