Form 10-Q
period 2004-04-18
O CHARLEYS INC
filed 2004-05-28
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 18, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 21, 2004

Common Stock, no par value	21,212,824 shares

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended April 18, 2004

Part I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	April 18,	December 28,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$3,665	$9,574
Accounts receivable	8,532	8,049
Inventories	32,309	21,980
Deferred income taxes	5,053	3,405
Short-term notes receivable	3,070	3,070
Other current assets	5,587	3,426

Total current assets	58,216	49,504

Property and Equipment, net	427,805	429,361
Goodwill	93,074	93,069
Other Intangible Assets	25,921	25,921
Other Assets	22,349	22,380

	$627,365	$620,235

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$16,661	$15,387
Accrued payroll and related expenses	15,012	11,608
Accrued expenses	24,688	19,506
Deferred revenue	7,218	15,442
Federal, state and local taxes	11,812	8,836
Current portion of long-term debt and capitalized leases	10,669	10,031

Total current liabilities	86,060	80,810

Deferred Income Taxes	8,993	6,940
Other Liabilities	35,121	29,752
Long-Term Debt, net	149,139	165,145
Capitalized Lease Obligations, net	35,511	34,453
Shareholders’ Equity:
Common stock - No par value; authorized, 50,000,000 shares; issued and outstanding, 22,391,236 in 2004 and 22,252,628 in 2003	172,642	170,008
Accumulated other comprehensive loss, net of tax	(913)	(519)
Unearned compensation	(2,892)	(2,351)
Retained earnings	143,704	135,997

Total shareholders’ equity	312,541	303,135

	$627,365	$620,235

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS
16 Weeks Ended April 18, 2004 and April 20, 2003
(In thousands, except per share data)

(Unaudited)

	2004	2003
Revenues:
Restaurant sales	$265,005	$213,282
Commissary sales	2,738	1,802

	267,743	215,084

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	79,595	59,307
Payroll and benefits	90,588	69,375
Restaurant operating costs	47,199	38,911
Cost of commissary sales	2,581	1,692
Advertising, general and administrative expenses	18,952	16,122
Depreciation and amortization	11,575	9,959
Pre-opening costs	1,642	2,381

	252,132	197,747

Income from Operations	15,611	17,337
Other (Income) Expense:
Interest expense, net	3,964	3,747
Other, net	31	(43)

	3,995	3,704

Earnings Before Income Taxes	11,616	13,633
Income Taxes	3,906	4,737

Net Earnings	$7,710	$8,896

Basic Earnings per Common Share:
Net earnings	$0.35	$0.43

Weighted average common shares outstanding	22,328	20,795

Diluted Earnings per Common Share:
Net earnings	$0.34	$0.41

Weighted average common shares outstanding	22,737	21,818

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
16 Weeks Ended April 18, 2004 and April 20, 2003
(In thousands)
(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net earnings	$7,710	$8,896
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization, property and equipment	11,575	9,959
Amortization of debt issuance costs	438	309
Amortization of deferred gain on sale and leaseback transactions	(324)	—
Compensation expense related to restricted stock plans	211	248
Provision for deferred income taxes	657	—
Loss on the sale and disposal of assets	28	124
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(483)	(966)
Inventories	(10,329)	(1,723)
Other current assets	(2,161)	(632)
Accounts payable	1,274	1,613
Deferred revenue	(8,224)	(5,973)
Accrued payroll, accrued expenses, and federal, state and local taxes	11,692	(1,034)
Tax benefit derived from exercise of stock options	159	506

Net cash provided by operating activities	12,223	11,327

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(12,993)	(19,387)
Proceeds from the sale of assets	32	10
Acquisition of company, net of cash acquired	—	(113,781)
Other, net	853	90

Net cash used in investing activities	(12,108)	(133,068)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	220,500
Payments on long-term debt and capitalized lease obligations	(19,250)	(101,291)
Proceeds from sale and leaseback transactions	12,091	—
Debt issuance costs	(587)	(4,515)
Exercise of incentive stock options and issuances under stock purchase plan	1,722	1,879

Net cash (used in) provided by financing activities	(6,024)	116,573

Decrease in Cash and Cash Equivalents	(5,909)	(5,168)
Cash and Cash Equivalents at Beginning of the Period	9,574	8,311

Cash and Cash Equivalents at End of the Period	$3,665	$3,143

Supplemental disclosures:
Cash paid for interest	$1,431	$3,105

Cash paid for income taxes	$3,291	$5,787

Additions to capitalized lease obligations	$4,895	$10,667

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16 Weeks Ended April 18, 2004 and April 20, 2003

A. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each. Both fiscal 2004 and 2003 consist of fifty-two weeks each.

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

     These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

B. NET EARNINGS PER COMMON SHARE AND STOCK BASED COMPENSATION

     Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of options outstanding.

     Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted earnings per share calculation.

	16 Weeks Ended
	April 18,	April 20,
	2004	2003
Weighted average common shares outstanding	22,328	20,795
Incremental stock option shares outstanding	409	1,023

Weighted average diluted common shares outstanding	22,737	21,818

     Options for approximately 1.5 million shares were excluded from the 2004 16-week diluted weighted average common share calculation due to these shares being anti-dilutive. Options for approximately 1.1 million shares were excluded from the 2003 16-week diluted weighted average common share calculation due to these shares being anti-dilutive.

     The Company has elected to continue to apply the intrinsic-value-based method of accounting pursuant to APB Opinion 25, and has adopted only the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. The following table illustrates the effect on net earnings for the 16-week periods ended April 18, 2004 and April 20, 2003 if the fair-value-based method had been applied to awards that were granted in each period:

	16 Weeks Ended
	April 18,	April 20,
	2004	2003
	(in thousands, except per share data)
Net earnings, as reported	$7,710	$8,896
Add stock-based employee compensation expense included in reported net earnings, net of tax	200	162
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(910)	(935)

Pro forma net earnings	$7,000	$8,123

Earnings per share:
Basic-as reported	$0.35	$0.43
Basic-pro forma	$0.31	$0.39
Diluted-as reported	$0.34	$0.41
Diluted-pro forma	$0.31	$0.37

C. ACQUISITION

     On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub (“Ninety Nine”), a casual dining chain based in Woburn, Massachusetts, primarily to continue expanding its portfolio of quality restaurant concepts in becoming a multi-concept restaurant operation. The Company acquired Ninety Nine for $116 million in cash and approximately 2.34 million shares of common stock, plus the assumption of certain liabilities. In addition to the purchase price, the Company agreed to pay a total of $1.0 million per year, plus accrued interest, on each of January 1, 2004, 2005, 2006 and 2007, to certain key employees of Ninety Nine who continue to be employed at the time of such payments. Of the stock portion of the purchase price, the Company delivered 941,176 shares at closing, and 390,586 shares in January 2004 and will deliver 407,843 shares on each of the second and third anniversaries of the closing and 94,118 shares on each of the fourth and fifth anniversaries of the closing.

     The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141 and, accordingly, the results of operations of Ninety Nine have been included in the Company’s consolidated financial statements from the date of acquisition. The Ninety Nine concept is being operated through wholly owned subsidiaries of the Company. The Company attributes the goodwill shown below to the long-term historical financial performance and the anticipated future performance of Ninety Nine. The final purchase price allocation, which includes additional transaction costs paid through the first anniversary of the date of the transaction, to the acquired net assets is as follows (in thousands):

Current assets	$11,912
Property and equipment, net	41,990
Other assets	1,981
Purchase price in excess of the net assets acquired (goodwill)	93,074
Other intangible assets (tradename)	25,921
Favorable leases	575
Current liabilities	(14,018)
Fair value of liabilities assumed	(770)

Cash and stock paid	160,665
Less stock issued or issuable for acquisition	(40,853)
Less cash acquired	(5,520)

Net cash paid for acquisition	$114,292

     The following unaudited pro forma condensed results of operations for the 16 weeks ended April 20, 2003 give effect to the acquisition of Ninety Nine as if such transaction had occurred at the beginning of fiscal 2003:

     Unaudited Pro Forma Earnings:

(In thousands, except for per share data)
Total revenues	$231,268
Earnings before income taxes	$14,015
Net earnings	$9,145

Basic earnings per share
Net earnings	$0.43

Basic weighted average common shares outstanding	21,383

Diluted earnings per share
Net earnings	$0.41

Diluted weighted average common shares outstanding	22,406

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

D. DERIVATIVE INSTRUMENTS

     At April 18, 2004, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $110 million; $10 million that effectively converts an equal portion of the Company’s revolver debt from a floating rate to a fixed rate and $100 million that effectively converts an equal portion of the fixed-rate indebtedness related to the $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow and fair value fluctuations due to changes in market interest rates as well as to maintain an appropriate mix of fixed and floating rate debt.

     The fair value of the Company’s derivative financial instruments at April 18, 2004 is a liability of $1.4 million compared to a liability of approximately $760,000 at December 28, 2003, which is included in other long-term liabilities on the unaudited consolidated balance sheet. The fair value adjustment resulted in the recognition of an unrealized loss of $394,000, net of related income taxes of $252,000, in accumulated other comprehensive loss in 2004.

E. COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and other comprehensive income/loss items attributable to unrealized gains and losses on derivative financial instruments. The components of total comprehensive income for all periods presented are as follows:

	16 Weeks Ended
	April 18,	April 20,
	2004	2003
	(in thousands)
Net earnings	$7,710	$8,896
Other comprehensive (loss) income net of tax	(394)	115

Total comprehensive income	$7,316	$9,011

F. RESTRICTED STOCK GRANTS

     In the first quarter of 2002, the Company granted approximately 84,000 restricted stock units to certain executive officers and members of senior management. The 2003 restricted stock unit tranche did not vest due to the Company’s earnings being below the established performance criteria. The Company has recognized approximately $90,000 in the 16-week period ended April 18, 2004 associated with the 2004 restricted stock unit tranche.

     During the first quarter of 2003, the Company granted approximately 135,000 shares of restricted stock to certain executives and members of senior management. Compensation cost related to these restricted stock awards recognized by the Company during the 16-week periods ended April 18, 2004 and April 20, 2003 approximated $145,000 and $248,000, respectively.

     During the first quarter of 2004, the Company granted approximately 42,000 shares of restricted stock to certain employees associated with a restricted stock plan in order to provide retention incentives for these individuals. The grantee’s rights in the restricted stock shall become fully vested on dates varying from immediately to seven years following the grant date. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. Upon issuance of restricted stock awards, unearned compensation is charged to shareholders’ equity for the fair value of the restricted stock and recognized as compensation expense ratably over the vesting periods, as applicable. Compensation cost related to these restricted stock awards recognized by the Company during the 16-week period ended April 18, 2004 approximated $65,000.

G. SALE AND LEASEBACK TRANSACTIONS

     During the fourth quarter of 2003, the Company completed two sale and leaseback transactions. The first transaction, completed on October 17, 2003, involved the sale of 23 O’Charley’s restaurant properties for aggregate gross proceeds of approximately $50.0 million. The second transaction, completed on November 7, 2003, involved the sale of five O’Charley’s restaurant properties for aggregate gross proceeds of approximately $9.1 million. During the first quarter of 2004, the Company entered into a third sale and leaseback transaction. This transaction, completed on December 30, 2003, involved the sale of six O’Charley’s restaurant properties for aggregate gross proceeds of approximately $12.1 million.

     All of these sales were made to an unrelated entity who then leased the properties back to the Company. The leases that the Company entered into in connection with these transactions require the Company to make future minimum lease payments aggregating $119.4 million over the 20-year term of the leases, or an average of approximately $6.0 million annually. The leases also provide for the payment of additional rent beginning in the sixth year of the lease term based on increases in the Consumer Price Index. The net proceeds from these transactions were used to pay down existing indebtedness under the Company’s bank credit facility.

     The Company recognized a gain of approximately $16.9 million on the sale and leaseback transactions completed in fiscal 2003. This gain is being deferred and amortized over the 20-year lease term. The short term portion of the gain is reflected in Accrued Expenses and the long-term portion is shown in Other Liabilities in the accompanying unaudited consolidated balance sheets.

     The future minimum lease payments on the transaction completed in the first quarter of 2004 are as follows: $895,000 – 2004; $943,000 – 2005; $991,000 – 2006; $1,040,000 – 2007; $1,088,000 – 2008; $16,322,000 – thereafter. The deferred gain on the transaction completed in the first quarter was approximately $4.5 million.

H. LEGAL PROCEEDINGS

     In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of the Company’s employees and customers becoming infected. The Company has worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention since it became aware of this incident and has cooperated fully with their directives and recommendations. The Company is aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to its Knoxville restaurant during the time of the outbreak. As of the date of this filing, the Company is also aware of 37 lawsuits that have been filed against it, all of which have been filed in the circuit court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. To date, 24 of the cases have been consolidated for discovery purposes only.

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

     While the Company intends to vigorously defend the litigation that has been filed against it, the Company is not able to predict the outcome of the litigation that has been filed against it or that may be filed against it in the future relating to the Hepatitis A outbreak or the amounts that it may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against it. The Company has liability insurance; however, there can be no assurance that the Company’s insurance carriers will reimburse it for any loss or liability it suffers in connection with this incident or that its insurance will be sufficient to cover any loss or liability. The Company has submitted a claim pursuant to its insurance coverage for this type of loss. At this point, the Company cannot reasonably estimate the value of any potential settlement of this claim or the timing thereof. If the Company suffers losses or liabilities in excess of its insurance coverage or if its insurance does not cover those losses or liabilities, there could be a material adverse effect on its results of operations and financial condition.

I. RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46. The Company was required to adopt FIN 46R during the quarter ended April 18, 2004. The adoption of FIN 46R had no impact on the Company’s consolidated financial statements.

J.	SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9% senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company and the subsidiary guarantors as of April 18, 2004 and December 28, 2003 and for the 16 weeks ended April 18, 2004 and April 20, 2003.

Condensed Consolidating Balance Sheet
As of April 18, 2004

(Unaudited)

			Minor Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,951	$714	$—	$3,665
Accounts receivable	3,984	4,548	—	8,532
Intercompany receivables (payable)	(117,414)	121,098	(3,684)	—
Inventories	3,760	28,549	—	32,309
Deferred income taxes	4,669	384	—	5,053
Short-term notes receivable	3,070	—	—	3,070
Other current assets	2,108	3,051	428	5,587

Total current assets	(96,872)	158,344	(3,256)	58,216
Property and Equipment, net	340,620	87,184	1	427,805
Goodwill	—	93,071	3	93,074
Other Intangible Assets	—	25,921	—	25,921
Other Assets	218,146	24,514	(220,311)	22,349

	$461,894	$389,034	$(223,563)	$627,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,640	$11,805	$(3,784)	$16,661
Accrued payroll and related expenses	10,459	4,554	(1)	15,012
Accrued expenses	14,673	9,999	16	24,688
Deferred revenue	3,552	3,666	—	7,218
Federal, state and local taxes	(2,062)	13,767	107	11,812
Current portion of long-term debt and capitalized leases	10,324	345	—	10,669

Total current liabilities	45,586	44,136	(3,662)	86,060
Deferred Income Taxes	9,408	(415)	—	8,993
Other Liabilities	25,208	9,725	188	35,121
Long-Term Debt, net	164,899	—	(15,760)	149,139
Capitalized Lease Obligations, net	33,618	1,894	(1)	35,511
Shareholders’ equity:
Common stock	172,264	168,474	(168,096)	172,642
Accumulated other comprehensive loss, net of tax	(913)	—	—	(913)
Unearned compensation expense	(2,892)	—	—	(2,892)
Retained earnings	14,716	165,220	(36,232)	143,704

Total shareholders’ equity	183,175	333,694	(204,328)	312,541

	$461,894	$389,034	$(223,563)	$627,365

Condensed Consolidating Balance Sheet
As of December 28, 2003

			Minor Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,946	$6,628	$—	$9,574
Accounts receivable	3,190	4,859	—	8,049
Intercompany receivables (payable)	(116,014)	119,649	(3,635)	—
Inventories	3,460	18,520	—	21,980
Deferred income taxes	3,021	384	—	3,405
Short-term notes receivable	3,070	—	—	3,070
Other current assets	1,394	1,916	116	3,426

Total current assets	(98,933)	151,956	(3,519)	49,504
Property and Equipment, net	343,641	85,719	1	429,361
Goodwill	—	93,069	—	93,069
Other Intangible Assets	—	25,921	—	25,921
Other Assets	218,985	23,628	(220,233)	22,380

	$463,693	$380,293	$(223,751)	$620,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,841	$12,306	$(3,760)	$15,387
Accrued payroll and related expenses	7,550	4,058	—	11,608
Accrued expenses	10,264	9,274	(32)	19,506
Deferred revenue	7,277	8,164	1	15,442
Federal, state and local taxes	(3,063)	11,900	(1)	8,836
Current portion of long-term debt and capitalized leases	9,691	340	—	10,031

Total current liabilities	38,560	46,042	(3,792)	80,810
Deferred Income Taxes	7,355	(415)	—	6,940
Other Liabilities	21,188	8,438	126	29,752
Long-Term Debt, net	180,906	—	(15,761)	165,145
Capitalized Lease Obligations, net	32,442	2,010	1	34,453
Shareholders’ equity:
Common stock	169,629	168,469	(168,090)	170,008
Accumulated other comprehensive loss, net of tax	(519)	—	—	(519)
Unearned compensation expense	(2,351)	—	—	(2,351)
Retained earnings	16,483	155,749	(36,235)	135,997

Total shareholders’ equity	183,242	324,218	(204,325)	303,135

	$463,693	$380,293	$(223,751)	$620,235

Condensed Consolidating Statement of Earnings
16 Weeks Ended April 18, 2004

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$163,362	$96,625	$5,018	$265,005
Commissary sales	—	59,265	(56,527)	2,738

	163,362	155,890	(51,509)	267,743
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	51,175	29,557	(1,137)	79,595
Payroll and benefits	58,415	31,257	916	90,588
Restaurant operating costs	27,247	18,697	1,255	47,199
Cost of commissary sales	—	55,881	(53,300)	2,581
Advertising, general and administrative expenses	869	18,083	—	18,952
Depreciation and amortization	8,557	3,018	—	11,575
Preopening costs	1,307	335	—	1,642

	147,570	156,828	(52,266)	252,132

Income (Loss) from Operations	15,792	(938)	757	15,611
Other (Income) Expense:
Interest expense, net	3,678	286	—	3,964
Other, net	16,296	(16,265)	—	31

	19,974	(15,979)	—	3,995

(Loss) Earnings Before Income Taxes	(4,182)	15,041	757	11,616
Income Tax (Benefit) Expense	(1,406)	5,058	254	3,906

Net (Loss) Earnings	$(2,776)	$9,983	$503	$7,710

Condensed Consolidating Statement of Earnings
16 Weeks Ended April 20, 2003

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$139,367	$68,331	$5,584	$213,282
Commissary sales	—	45,496	(43,694)	1,802

	139,367	113,827	(38,110)	215,084
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	39,647	20,192	(532)	59,307
Payroll and benefits	46,372	21,759	1,244	69,375
Restaurant operating costs	23,742	13,472	1,697	38,911
Cost of commissary sales	—	42,713	(41,021)	1,692
Advertising, general and administrative expenses	857	15,263	2	16,122
Depreciation and amortization	7,812	2,147	—	9,959
Preopening costs	2,016	365	—	2,381

	120,446	115,911	(38,610)	197,747

Income (Loss) from Operations	18,921	(2,084)	500	17,337
Other (Income) Expense:
Interest expense, net	3,514	233	—	3,747
Other, net	13,828	(13,872)	1	(43)

	17,342	(13,639)	1	3,704

Earnings Before Income Taxes	1,579	11,555	499	13,633
Income Taxes	546	4,016	175	4,737

Net Earnings	$1,033	$7,539	$324	$8,896

Condensed Consolidating Statement of Cash Flows
16 Weeks Ended April 18, 2004

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$(2,776)	$9,983	$503	$7,710
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment and goodwill	8,557	3,018	—	11,575
Amortization of debt issuance costs	438	—	—	438
Amortization of deferred gain on sale and leaseback	(324)	—	—	(324)
Compensation expense related to restricted stock plans	211	—	—	211
Deferred income taxes	657	—	—	657
Loss (gain) on the sale and involuntary conversion of assets	37	(9)	—	28
Changes in assets and liabilities:
Accounts receivable	(793)	310	—	(483)
Inventories	(300)	(10,028)	(1)	(10,329)
Other current assets	(714)	(1,135)	(312)	(2,161)
Accounts payable	1,798	(501)	(23)	1,274
Deferred revenue	(3,727)	(4,499)	2	(8,224)
Accrued payroll and other accrued expenses	8,322	3,090	280	11,692
Tax benefit derived from exercise of stock options	159	—	—	159

Net cash provided by operating activities	11,545	229	449	12,223

Cash Flows from Investing Activities:
Additions to property and equipment	(8,491)	(4,502)	—	(12,993)
Proceeds from the sale and involuntary conversion of assets	23	9	—	32
Other, net	2,952	(1,650)	(449)	853

Net cash used in investing activities	(5,516)	(6,143)	(449)	(12,108)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(19,250)	—	—	(19,250)
Proceeds from sale and leaseback transactions	12,091	—	—	12,091
Debt issuance costs	(587)	—		(587)
Exercise of employee incentive stock options and issuances under stock purchase plan	1,722	—	—	1,722

Net cash used in financing activities	(6,024)	—	—	(6,024)

Increase (Decrease) in Cash and Cash Equivalents	5	(5,914)	—	(5,909)
Cash and Cash Equivalents at Beginning of the Period	2,946	6,628	—	9,574

Cash and Cash Equivalents at End of the Period	$2,951	$714	$—	$3,665

Condensed Consolidating Statement of Cash Flows
16 Weeks Ended April 20, 2003

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Cash Flows from Operating Activities:
Net earnings	$1,033	$7,539	$324	$8,896
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment and goodwill	7,813	2,147	(1)	9,959
Amortization of debt issuance costs	309	—	—	309
Compensation expense related to restricted stock plans	248	—	—	248
(Gain) loss on the sale and involuntary conversion of assets	124	—	—	124
Changes in assets and liabilities:
Accounts receivable	(528)	(438)	—	(966)
Inventories	(126)	(1,596)	(1)	(1,723)
Other current assets	(211)	(420)	(1)	(632)
Accounts payable	313	1,300	—	1,613
Deferred revenue	(3,982)	(1,992)	1	(5,973)
Accrued payroll and other accrued expenses	(1,483)	26	423	(1,034)
Tax benefit derived from exercise of stock options	506	—	—	506

Net cash provided by operating activities	4,016	6,566	745	11,327

Cash Flows from Investing Activities:
Additions to property and equipment	(14,867)	(4,280)	(240)	(19,387)
Proceeds from the sale and involuntary conversion of assets	10	—	—	10
Acquisition of company, net of cash acquired	(113,781)	—	—	(113,781)
Other, net	7,964	(7,362)	(512)	90

Net cash used in investing activities	(120,674)	(11,642)	(752)	(133,068)

Cash Flows from Financing Activities:
Proceeds from long-term debt	220,500	—	—	220,500
Payments on long-term debt and capitalized lease obligations	(101,291)	—	—	(101,291)
Debt issuance costs	(4,515)	—		(4,515)
Exercise of employee incentive stock options and issuances under stock purchase plan	1,879	—	—	1,879

Net cash provided by financing activities	116,573	—	—	116,573

Decrease in Cash and Cash Equivalents	(85)	(5,076)	(7)	(5,168)
Cash and Cash Equivalents at Beginning of the Period	3,292	5,019	—	8,311

Cash and Cash Equivalents at End of the Period	$3,207	$(57)	$(7)	$3,143

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the Company’s ability to successfully implement sales building initiatives at the O’Charley’s concept and increase same restaurant sales; the effect that any increases in food, labor and other expenses, including those associated with the sales building initiatives, may have on our results of operations; the ability to successfully integrate the Ninety Nine Restaurant & Pub acquisition; the possible adverse effect that the war with Iraq or other hostilities may have on our results of operations; the possible adverse effect on our sales of any decrease in consumer spending; the effect of increased competition; and the other risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 under the caption “Risk Factors” and in the Company’s other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Introduction

     We are a leading casual dining restaurant company operating three restaurant concepts under the “O’Charley’s,” “Ninety Nine Restaurant and Pub” and “Stoney River Legendary Steaks” trade names. Our primary concepts, O’Charley’s and Ninety Nine, are leading casual dining concepts in their respective operating markets. As of April 18, 2004, we owned and operated 212 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 89 Ninety Nine restaurants in seven Northeastern states, and six Stoney River restaurants in the Southeast and Midwest.

O’Charley’s Concept Sales-Building Plan

     Prior to 2002, we consistently reported annual increases in same restaurant sales and customer visits at our O’Charley’s concept. In the second quarter of 2002, we began to experience decreases in customer visits at our O’Charley’s restaurants, which eventually led to declines in same restaurant sales. The decrease in customer visits at O’Charley’s continued through the first two quarters of 2003. During the third quarter of 2003, we initiated a three phase plan intended to increase our sales and customer visits at our O’Charley’s restaurants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Introduction” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for additional information on the first and second phases of our sales-building initiatives.

     During the first quarter of 2004, we introduced the third phase of our sales-building initiatives which is designed to maintain the customer visit momentum established in 2003, while improving the overall check average and same restaurant sales. During the first quarter of 2004, our same restaurant sales increased 4.0% with customer visit increases of 6.4% partially offset by a 2.1% decline in the average check. We believe the adverse weather conditions coupled with the war in Iraq during the first quarter of 2003 had a favorable effect on our same restaurant sales results during the first quarter of 2004. During the 16 weeks ended April 18, 2004, the average check decreased approximately 2.1% compared to the same prior-year period, improving from down approximately 4.3% and 3.0% during the first and second phases, respectively, compared to the same prior-year period. We believe evolutionary changes in our menu, supported with limited-time promotions, will broaden our customer base, appeal to core customers and positively affect our margins. We expect the third phase of the sales-building initiatives to be longer in term and broader in scope than the prior two phases, which lasted approximately four months. While these initiatives are currently meeting our expectations, there can be no assurance they will result in a sustained improvement in customer visits or in same restaurant sales.

Commodity Cost

     During the first quarter of 2004, we continued to experience higher food costs, a trend that began during the second quarter of 2003. We estimate that food cost inflation, as compared to the same prior-year period, was approximately 4% in the first quarter of 2004, comprised of higher poultry, pork and cheese costs. During 2003 and the first quarter of 2004, poultry represented, on average, approximately 10% to 12% of our total food costs. During the first quarter of 2004, our price of purchasing poultry was approximately 25% higher compared to the same prior-year period. We have not historically entered into long-term contracts to purchase poultry and, accordingly, are subject to weekly market price fluctuations that have negatively affected our results of operations. We believe we will continue to experience year-over-year commodity cost increases at least through the end of the second quarter of 2004.

Restaurant Development

     Historically, we have grown the O’Charley’s concept by a combination of opening new stores and increasing same restaurant sales. Prior to 2003, the growth in new stores had typically been in the 15% to 20% range year-over-year. During 2003, we opened 26 new stores and closed two stores. This represented an approximate 13% increase over 2002. In 2004, we reduced our planned growth rate of our O’Charley’s concept to approximately 8%, in order to better focus on our sales-building initiatives in our existing O’Charley’s restaurants as well as focus on brand development in new expansion markets. We intend to open 15 O’Charley’s restaurants by the end of 2004, six of which were open by the end of the first quarter of 2004. During 2004, we plan to develop 13 prototypical O’Charley’s restaurants that seat approximately 275 customers, and that require, on average, a total invested capital of approximately $2.5 million per restaurant. During 2004, we plan to test two new O’Charley’s prototypes, an in-line restaurant and a smaller, free-standing restaurant. These two new O’Charley’s prototypes are projected to be approximately 4,900 square feet with seating for approximately 160 customers at the in-line and approximately 190 at the free-standing prototype. We opened the first in-line O’Charley’s restaurant during the first quarter of 2004 and plan to open the new free-standing prototype during the second half of 2004. The O’Charley’s restaurants we plan to develop in 2004 will be located in existing markets.

     We intend to open 12 Ninety Nine Restaurant and Pub restaurants by the end of 2004, two of which were open by the end of the first quarter of 2004. During 2004, five of the 12 new Ninety Nine restaurants we intend to develop are prototypical, free-standing buildings of approximately 5,800 square feet in size with seating for approximately 190 customers. We intend to develop the remaining seven restaurants through remodeling traditional restaurant locations in the style of the prototype restaurant. On average, the total invested capital of a prototypical Ninety Nine restaurant is approximately $2.2 million. The Ninety Nine restaurants we plan to develop in 2004 will be located in existing markets.

Following is an explanation of certain items in the Company’s consolidated statements of earnings:

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

     Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. We believe our menus offer a broad selection of menu items and, as a result, there is not a high concentration of our food costs in any one product category. Generally, temporary increases in these costs are not passed on to customers; however, we have, in the past, generally adjusted menu prices to compensate for increased costs of a more permanent nature.

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

     The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the first 16 weeks of 2004 and 2003 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	First Quarter
	2004	2003
Revenues:
Restaurant sales	99.0%	99.2%
Commissary sales	1.0	0.8

	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	30.0	27.8
Payroll and benefits	34.2	32.5
Restaurant operating costs	17.8	18.2
Cost of commissary sales (2)	1.0	0.8
Advertising, general and administrative expenses	7.1	7.5
Depreciation and amortization	4.3	4.6
Pre-opening costs	0.6	1.1
Income from Operations	5.8	8.1
Other (Income) Expense:
Interest expense, net	1.5	1.7

Earnings before Income Taxes	4.3	6.3
Income Taxes	1.5	2.2

Net Earnings	2.9%	4.1%

(1)	Shown as a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 94.3% and 93.9% for the 16 weeks ended April 18, 2004 and April 20, 2003, respectively.

     The following table sets forth certain financial and other restaurant data relating to the Company’s restaurants:

	April 18, 2004	April 20, 2003
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	206	182
Restaurants opened	6	10
Restaurant closed	—	(1)

In operation, end of quarter	212	191

Ninety Nine Restaurants:
In operation, beginning of quarter	87	78
Restaurants opened	2	2
Restaurants closed	—	—

In operation, end of quarter	89	80

Stoney River Restaurants:
In operation, beginning of quarter	6	6
Restaurants opened	—	—
Restaurants closed	—	—

In operation, end of quarter	6	6

Average Weekly Sales per Restaurant:
O’Charley’s	$54,844	$53,149
Ninety Nine	53,007	51,985
Stoney River	75,382	68,305
Change in Same Restaurant Sales (1):
O’Charley’s	4.0%	(2.0%)
Ninety Nine	1.7%	(1.0%)
Stoney River	10.1%	(5.6%)
Change in Customer Visits (1):
O’Charley’s	6.4%	(4.6%)
Ninety Nine	(0.2%)
Stoney River	7.5%
Average Check:
O’Charley’s	$11.60	$11.85
Ninety Nine	13.57	13.33
Stoney River	39.17	38.15

(1)	When computing same restaurant sales and customer visits, restaurants open for at least 78 weeks are compared from period to period. Change in customer visits is not available for Ninety Nine and Stoney River for the quarter ended April 20, 2003.

First Fiscal Quarter of 2004 Versus First Fiscal Quarter of 2003

Revenues

     During the 16 weeks ended April 18, 2004, total revenues increased $52.7 million, or 24.5%, which included 16 weeks of sales from the operations of Ninety Nine restaurants in the first quarter of 2004 compared to 12 weeks of Ninety Nine results in 2003 (we acquired Ninety Nine on January 27, 2003). Excluding the revenues of the Ninety Nine restaurants, total revenues during the first quarter of 2004 increased $26.7 million, or 16.0%.

     O’Charley’s restaurant sales increased $25.1 million, or 15.8%, as a result of same restaurant sales increases of 4.0% during the first quarter and the net addition of 21 restaurants during the past 12 months, comprised of 22 new restaurants opened and the closure of one restaurant. The 4.0% same restaurant sales increase was comprised of a 6.4% increase in the number of customer visits partially offset by an approximate 2.1% decline in the average check.

     Ninety Nine restaurant sales increased $26.0 million, or 53.5%, to $74.5 million during the first quarter. The year-over-year sales increase was primarily related to the full period effect of including the results of operations of Ninety Nine in 2004 compared to the inclusion of the partial period (12 weeks) of Ninety Nine in 2003 (period subsequent to January 27, 2003). Same restaurant sales for Ninety Nine restaurants were up 1.7% for the first quarter of 2004, comprised of a 1.8% check average increase partially offset by a 0.2% decline in customer visits.

     Stoney River restaurant sales increased $0.7 million, or 10.4%, due primarily to same restaurant sales increases of 10.1% during the first quarter and higher sales volumes at new restaurants. The 10.1% same restaurant sales increase was comprised of a 7.5% increase in customer traffic coupled with a 2.7% improvement in the average check.

Cost of Food and Beverage

     During the first quarter of 2004, our overall commodity cost inflation, including the shift in product mix, represented approximately 110 basis points of the 220 basis point increase in cost of food and beverage as a percentage of restaurant sales compared to the same prior-year period. The remaining 110 basis point increase in cost of food and beverage as a percentage of restaurant sales was due primarily to the sales-building initiatives we have implemented at our O’Charley’s restaurants, including a price reduction on certain menu items.

     For the second quarter of 2004, we expect commodity costs to be approximately 4% higher compared to the same prior-year period due principally to higher poultry, pork, dairy and produce costs. Although we expect the red meat we purchase will be approximately 2% to 4% higher during the second quarter of 2004 compared to the same prior-year period, we expect to offset that increase with yield improvements at our new commissary meat plant. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality, may affect our commodity costs.

Payroll and Benefits

     During the first quarter of 2004, payroll and benefits were higher as a percentage of restaurant sales compared to the same prior-year period due to increased labor efforts from the sales-building initiatives at O’Charley’s, a lower check average at O’Charley’s, and higher bonus expense and payroll taxes. As part of the sales-building initiatives at O’Charley’s, we have increased the staffing levels at the restaurants in order to improve the quality and value of our guests’ experience. Restaurant management compensation is based, in part, on restaurant sales and profitability, and since both were in line with our annual targets, we paid additional bonus compensation during the first quarter compared to the same prior-year period. Payroll taxes were adversely affected by the higher bonus compensation and higher state unemployment tax. During the first quarter, labor rates increased approximately 2% to 3%.

Restaurant Operating Costs

     Restaurant operating costs decreased as a percentage of restaurant sales during the first quarter primarily due to lower management training expenses, the reduction in O’Charley’s store openings, lower supervisory expense, repairs and maintenance costs and favorable sales leverage. These improvements were partially offset by increased rent expense from the sale and leaseback transactions. We have completed a total of $71.2 million of sale and leaseback transactions as of April 18, 2004. The net rent expense from these transactions was $1.5 million in the first quarter of 2004. We expect the completed $71.2 million of sale and leaseback transactions will increase rent expense by approximately $4.9 million on an annual basis, which has been reduced by the amortization of the related deferred gain over the lease term. We may enter into one or more additional sale and leaseback transactions before the end of 2004 pursuant to which we may sell and lease back up to seven O’Charley’s restaurant properties for estimated aggregate gross proceeds of $13.8 million. We cannot assure you, however, that these proposed sale and leaseback transactions will be completed or, if we do complete these transactions, that the terms will not differ, perhaps significantly, from those reflected in this report.

Advertising, General and Administrative Expenses

     During the first quarter of 2004, advertising expenditures increased 18.7% to $8.1 million from $6.9 million in the first quarter of 2003 and, as a percentage of total revenues, declined to 3.0% from 3.2% in the same prior-year period. The increase in advertising was primarily due to the full quarter effect of including the results of operations of Ninety Nine in 2004 compared to the inclusion of the partial quarter (12 weeks) of Ninety Nine in 2003. General and administrative expenses increased 16.7% to $10.8 million in the first quarter of 2004 from $9.3 million in the first quarter of 2003 and, as a percentage of total revenues, decreased to 4.0% from 4.3% in the same prior-year period. The improvement in general and administrative expenses, as a percentage of total revenues, from the prior-year first quarter is due primarily to leverage from higher sales.

Depreciation and Amortization

     During the first quarter of 2004, depreciation and amortization decreased as a percentage of sales to 4.3% from 4.6% in the same prior-year period. The decrease was primarily attributable to approximately $420,000 of depreciation that was eliminated as a result of the sale and leaseback transactions and the higher sales volumes at O’Charley’s compared to the prior-year period. During 2004, we will have less depreciation expense as a result of no longer depreciating the 34 O’Charley’s properties included in the recently completed $71.2 million sale and leaseback transactions.

Preopening Costs

     During the first quarter of 2004, preopening costs declined as a percentage of total revenues due primarily to fewer restaurant openings compared to the same prior-year period. Currently, we incur average preopening costs of approximately $200,000 for each new O’Charley’s and Stoney River restaurant and approximately $130,000 for each new Ninety Nine restaurant.

Interest Expense

     Interest expense increased during the first quarter of 2004 compared to the same prior-year period as a result of the full quarter effect of increased borrowings incurred to finance the acquisition of Ninety Nine in 2004 compared to the partial quarter effect of increased borrowings in the first quarter of 2003. Partially offsetting the increased borrowings is the reduction of certain amounts outstanding under our revolving credit facility with $71.2 million of gross proceeds from the sale and leaseback of 34 O’Charley’s restaurant properties. Interest expense during the first quarter of 2004 reflects approximately $25.0 million of senior subordinated notes at a fixed rate of 9.0%; $100.0 million of the 9.0% senior subordinated notes effectively converted through interest rate swap agreements into a variable interest rate obligation using the six-month LIBOR rate plus 3.9%; approximately $24.0 million outstanding on our $125.0 million bank revolver accruing interest at one-month LIBOR plus 1.75%; and other debt including capitalized lease obligations and prepaid financing costs that accounted for approximately $1.2 million in interest expense during the first quarter of 2004.

Income Taxes

     Our income tax rate in the first quarter of 2004 was 33.6% which is lower than the 34.8% income tax rate in the first quarter of 2004 of 2003. This income tax rate reduction occurred primarily because of higher income tax credits, primarily FICA tip credits, relative to the lower year-over-year earnings. Congress has yet to pass the Work Opportunities Tax Credit (WOTC) extension, however, if the WOTC extension is passed, we expect the income tax rate to be in the mid-to-high-32% range for 2004.

Diluted Weighted Shares

     The increase in diluted weighted shares relates primarily to the shares issued and committed to be issued in connection with the acquisition of Ninety Nine. We issued approximately 941,000 shares at the closing of the acquisition, 390,586 shares on the first anniversary and will issue the remaining approximately 1.0 million shares over the next four years. Since the remaining shares to be issued are not contingent on any future event other than the passage of time, they are included in the diluted weighted share calculation.

Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operating activities, borrowings under our credit facilities, capitalized lease obligations and sales of common stock. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases, as described below, and have operating lease obligations. Our working capital historically has had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, which we do not believe indicates a lack of liquidity.

     On January 27, 2003, we completed the acquisition of Ninety Nine Restaurant and Pub for $116.0 million in cash and approximately 2.34 million shares of our common stock, plus the assumption of certain liabilities of Ninety Nine. Of the stock portion of the purchase price, we delivered 941,176 shares at closing, 390,586 shares on the first anniversary of the closing, and will deliver 407,843 shares on each of the second and third anniversaries of the closing and 94,118 shares on each of the fourth and fifth anniversaries of the closing.

     In conjunction with the acquisition of Ninety Nine, we entered into a $300 million senior secured credit facility, comprised of a $200 million revolving credit facility and a $100 million term loan, to fund the cash portion of the purchase price of Ninety Nine, repay the previous revolving credit facility and provide capital for future growth. This credit facility remained in place through the first four weeks of the fourth quarter of 2003 and was secured by all our tangible and intangible assets and the capital stock of our subsidiaries. The revolving credit facility had outstanding borrowings of $128.1 million at October 5, 2003, which accrued interest at a rate of LIBOR plus 2.75%. The term loan balance at the end of the third quarter of 2003 was $95.0 million, which accrued interest at a rate of LIBOR plus 4.0%. The weighted average interest rate on the outstanding borrowings under this credit facility at the end of the third quarter of 2003 was 5.8%.

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

     Our current bank credit facility consists of a revolving credit facility in a maximum principal amount of $125.0 million. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. The credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. The Company was in compliance with such covenants at April 18, 2004. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. The amounts owing under the facility are secured by 100% of the equity interests we own of each of our existing and future subsidiaries and all of the tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment, of us and substantially all of our subsidiaries. The lenders may, under certain circumstances, also require that we pledge such real estate and equipment as collateral.

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

     We may enter into one or more additional sale and leaseback transactions totaling aggregate gross proceeds of approximately $13.8 million in 2004. We plan to use the proceeds from these transactions, if any, to reduce indebtedness under our credit facility. We cannot assure you that any additional sale and leaseback transactions will be completed or, if we do complete any transactions, the terms will not differ, perhaps substantially, from those of the recently completed transactions described above.

     From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements may effectively convert some of our obligations that bear interest at variable rates into fixed rate obligations and may convert some of our obligations that bear interest at fixed rates into variable interest rate obligations. As of April 18, 2004, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $10.0 million of our outstanding variable-rate debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our credit facility. The swap agreement relating to the $10.0 million of our indebtedness expires in January 2006. During the first quarter of 2004, we entered into additional interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0% senior subordinated notes due 2013. These swap agreements expire in November 2013.

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

     Net cash provided by operating activities for the first 16 weeks of 2004 was $12.2 million compared to $11.3 million in the same prior-year period. Other sources of cash during the first quarter of 2004 came from $12.1 million associated with the completion of a sale and leaseback transaction and $1.7 million of proceeds from the exercise of stock options. Additionally, we financed $4.9 million in new restaurant equipment through capitalized lease obligations.

     Net cash flows used in investing activities during the first quarter of 2004 included approximately $13.0 million of cash paid for capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our home office. Net cash flows used in investing activities were $133.1 million during the first quarter of 2003, including approximately $113.8 million cash paid for the acquisition of Ninety Nine, net of cash acquired. Excluding the cash paid for the acquisition of Ninety Nine, capital expenditures during the first quarter of 2003 totaled $19.4 million and were incurred principally for building new restaurants, improvements in existing restaurants, a new USDA-inspected meat facility at our Nashville commissary and technological improvements at our home office. Our 2004 capital budget includes approximately $60 million to $65 million for capital expenditures, including new restaurant equipment financed through capitalized lease obligations. These expenditures are for an estimated 15 additional O’Charley’s restaurants, 12 additional Ninety Nine restaurants, and improvements to existing restaurants and the commissary and home office additions. There can be no assurance that actual capital expenditures for 2004 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites and the opening of new restaurants.

     Net cash used in financing activities in the first quarter of 2004 was approximately $6.0 million and included payments on long-term debt of $16.1 million, $12.1 million in proceeds associated with the completion of a sale and leaseback transaction and $1.7 million in proceeds from the exercise of stock options. Payments on capitalized lease obligations during the first quarter were approximately $3.2 million compared to $3.3 million in the same prior-year period.

     The following tables set forth our capital structure at April 18, 2004 and December 28, 2003 and certain financial data at and for the 16 weeks ended April 18, 2004 and for the fiscal year ended December 28, 2003:

	April 18, 2004		December 28, 2003
($ in thousands)	$	%	$	%
Revolving credit facility	$24,000	4.7%	$40,000	7.8%
Secured mortgage note payable	158	0.0	164	0.0
Capitalized lease obligations	46,161	9.1	44,465	8.7

Total senior debt	70,319	13.8	84,629	16.5
Senior subordinated notes	125,000	24.6	125,000	24.4

Total debt	195,319	38.5	209,629	40.9
Shareholders’ equity	312,541	61.5	303,135	59.1

Total capitalization	$507,860	100.0%	$512,764	100.0%

Adjusted total debt (1) (2)	$391,800		$381,589
Adjusted total capitalization (1) (2)	$704,341		$684,724
EBITDA (2)(3)	$27,155		$81,882

(1)	Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the prior twelve months ended April 18, 2004 and December 28, 2003, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the prior twelve months ended April 18, 2004 and December 28, 2003, respectively, multiplied by (b) eight. Rent expense is multiplied by eight to provide a lease-debt equivalent which is the method used to calculate the Company’s financial covenants under its existing credit facility. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated balance sheets and the consolidated financial statements at April 18, 2004 and December 28, 2003:

	April 18,	December 28,
($ in thousands)	2004	2003
	(Unaudited)
Current portion of long-term debt and capitalized leases	$10,669	$10,031
Add:
Long-term debt, net of current portion	149,139	165,145
Capitalized lease obligations, net of current portion	35,511	34,453

Total debt	195,319	209,629
Add:
Eight times rent expense	196,481	171,960

Adjusted total debt	391,800	381,589
Add:
Shareholders’ equity	312,541	303,135

Adjusted total capitalization	$704,341	$684,724

(2)	We believe EBITDA, adjusted total debt and adjusted total capitalization are useful measurements to investors because they are commonly used as analytical indicators to evaluate performance, measure leverage capacity and debt service ability. These measures are also components in the financial covenants contained in our bank credit facility and are used by management and investors to ascertain compliance with these covenants. These measures should not be considered as measures of financial performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”). EBITDA, adjusted total debt and adjusted total capitalization should not be considered in isolation or as alternatives to financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. EBITDA, adjusted total debt and adjusted total capitalization, as presented, may not be comparable to similarly titled measures of other companies.

(3)	EBITDA represents net earnings before interest expense, income taxes, and depreciation and amortization. The following table reconciles EBITDA, as described above, to cash flows provided by operating activities as reflected in our consolidated statements of cash flows for the 16 weeks ended April 18, 2004 (unaudited) and the fiscal year ended December 28, 2003:

	16 Weeks	Fiscal Year
	Ended	Ended
	April 18,	December 28,
($ in thousands)	2004	2003
Cash flows provided by operating activities	$12,223	$67,626
Add:
Changes in working capital items excluding changes in accrued current income taxes and accrued interest	14,932	14,256

EBITDA	$27,155	$81,882

     Based upon the current level of operations and anticipated growth, we believe that available cash flow from operating activities, combined with the available borrowings under our bank credit facility and capitalized lease arrangements, will be adequate to meet the anticipated future requirements for working capital and capital expenditures through at least the next 12 months. We have historically produced insufficient cash flow from operating activities to fund our working capital, capital expenditures and debt service and, accordingly, our ability to meet our anticipated capital needs is dependent on our ability to continue to access external financing, particularly borrowings under our credit facility. In addition, our growth strategy includes possible acquisitions or strategic joint ventures. Any acquisitions, joint ventures or other growth opportunities may require additional external financing. There can be no assurances that such sources of financing will be available to us or that any such financing would not negatively impact our earnings.

Critical Accounting Policies

     In our Annual Report on Form 10-K for the year ended December 28, 2003, we identified our critical accounting policies related to property and equipment, excess of cost over fair value of net assets acquired (goodwill), and impairment of long-lived assets. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 16 weeks of 2004, there have been no material changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

      The tables and discussion below set forth our contractual obligations and commercial commitments that have materially changed since December 28, 2003. Other than the items listed and discussed below, no other material changes have occurred in our contractual obligations and commercial commitments since December 28, 2003.

	Payment Due by Period
Contractual		Less than 1	1-3	3-5	More than 5
Obligations	Total	Year	Years	Years	Years
	(in thousands)
Long-term debt	$149,158	$19	$44	$24,048	$125,047
Capitalized lease obligations (1)	51,220	12,856	21,786	13,478	3,100

	Amount of Commitment Expiration per Period
Other Commercial		Less than 1	1-3	3-5	More than 5
Commitments	Total Committed	Year	Years	Years	Years
	(in thousands)
Interest Rate Swaps(2)	$110,000	$—	$10,000	$—	$100,000

(1)	Capitalized lease obligations include the $5.1 million interest component.

(2)	These instruments reflect two separate swaps; one of which is a cashflow hedge for $10.0 million expiring in January 2006 and the other is a fair value hedge for $100.0 million related to our $125.0 million in 9% senior subordinated notes expiring in November 2013. See Note D to the unaudited consolidated financial statements.

      As discussed in Note G to the unaudited consolidated financial statements, during the first quarter of 2004, we entered into a third sale and leaseback transaction. This transaction, completed on December 30, 2003, involved the sale of six of our O’Charley’s restaurant properties for aggregate gross proceeds of approximately $12.1 million. The future minimum lease payments on the transaction completed in the first quarter of 2004 are as follows: $895,000 – 2004; $943,000 – 2005; $991,000 – 2006; $1,040,000 – 2007; $1,088,000 – 2008; $16,322,000 – thereafter. The deferred gain on the transaction completed in the first quarter was approximately $4.5 million.

Other Accounting Matters

      As discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 28, 2003, we account for our stock option plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. SFAS 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25 (“APB 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock on the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. We currently apply the provisions of APB 25 to account for our stock option plans. Stock options issued to date pursuant to our stock option plans have had no intrinsic value at the grant date, and under APB 25, no compensation cost is recognized for them. We have provided in Note B in the notes to the unaudited consolidated financial statements pro forma net earnings and pro forma earnings per share disclosures for employee stock compensation in the first quarter of 2004 and 2003 as if the fair-value-based method defined in SFAS 123 had been applied. As of April 18, 2004, we had outstanding options to purchase approximately 3.6 million shares of common stock at an average exercise price of $16.58 per share.

     The Financial Accounting Standards Board is considering changes to the accounting model for stock-based compensation. In the event that accounting rules associated with stock options were to change to require all entities to expense the fair value of stock options granted, our consolidated statement of earnings would be adversely impacted.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51. This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46. We were required to adopt FIN 46R during the quarter ended April 18, 2004. The adoption of FIN 46R had no impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Disclosure about Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company’s fixed-rate debt consists primarily of capitalized lease obligations and senior subordinated notes and our variable-rate debt consists primarily of our revolving credit facility.

     As an additional method of managing our interest rate exposure, at certain times we enter into interest rate swap agreements. The swap agreement relating to our revolving credit facility requires us to pay a fixed interest rate payment on a notional amount and in exchange receive a floating rate payment calculated on the same amount over the same time period. The swap agreement relating to our $125 million senior subordinated notes requires us to pay a floating interest rate payment on a notional amount and in exchange receive a fixed rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on LIBOR rates. At April 18, 2004, we had in effect $10.0 million in swaps at an average fixed rate of 5.6% which mature in January 2006 and $100.0 million in swaps based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9%.

Item 4. Controls and Procedures

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

     Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during our fiscal quarter ended April 18, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. We have worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention since we became aware of this incident and have cooperated fully with their directives and recommendations. We are aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to our Knoxville restaurant during the time of the outbreak. As of the date of this filing, we are also aware of 37 lawsuits that have been filed against us, all of which have been filed in the circuit court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. To date, 24 of the cases have been consolidated for discovery purposes only.

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

     While we intend to vigorously defend the litigation that has been filed against us, we are not able to predict the outcome of the litigation that has been filed against us or that may be filed against us in the future relating to the Hepatitis A outbreak or the amounts that we may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against us. We have liability insurance; however, we cannot assure you that our insurance carriers will reimburse us for any loss or liability we suffer in connection with this incident or that our insurance will be sufficient to cover any loss or liability. We have submitted a claim pursuant to our insurance coverage for this type of loss. At this point, we cannot reasonably estimate the value of any potential settlement of this claim or the timing thereof. If we suffer losses or liabilities in excess of our insurance coverage or if our insurance does not cover those losses or liabilities, there could be a material adverse effect on our results of operations and financial condition.

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

     On December 30, 2003, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Item 9) which contained its press release announcing that it had signed an exclusive multi-unit development agreement with Meritage Hospitality Group Inc. to develop and operate O’Charley’s restaurants in Michigan.

     On February 2, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K (Items 5 and 7) which contained the Company’s audited financial statements for the three years ended December 29, 2002, which reflected the additional financial information concerning subsidiaries that are guarantors or non-guarantors of the Company’s outstanding 9% senior subordinated notes due 2013, and similar unaudited financial information for the 40 weeks ended October 5, 2003 and October 6, 2002.

     On February 6, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Items 9 and 12) which contained its press release announcing the Company’s fourth quarter and year-end 2003 earnings results.

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

O’Charley’s Inc.
(Registrant)

Date: May 28, 2004	By:	/s/ Gregory L. Burns

Gregory L. Burns
Chairman and Chief Executive Officer

Date: May 28, 2004	By:	/s/ A. Chad Fitzhugh

A. Chad Fitzhugh
Chief Financial Officer, Secretary and Treasurer