Form 10-Q
period 2004-07-11
O CHARLEYS INC
filed 2004-08-20
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 11, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2004
Common Stock, no par value	21,329,897 shares

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended July 11, 2004

Part I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	July 11,	December 28,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$5,690	$9,574
Accounts receivable	9,064	8,049
Inventories	29,195	21,980
Deferred income taxes	4,531	3,405
Short-term notes receivable	3,070	3,070
Other current assets	7,654	3,426

Total current assets	59,204	49,504

Property and Equipment, net	435,178	429,361
Goodwill	93,074	93,069
Other Intangible Assets	25,921	25,921
Other Assets	23,204	22,380

Total Assets	$636,581	$620,235

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$25,107	$15,387
Accrued payroll and related expenses	15,963	11,608
Accrued expenses	20,747	18,494
Deferred revenue	6,591	15,442
Federal, state and local taxes	11,713	8,836
Current portion of long-term debt and capitalized leases	10,585	10,031

Total current liabilities	90,706	79,798

Deferred Income Taxes	8,705	6,940
Other Liabilities	36,573	30,764
Long-Term Debt, less current portion	148,134	165,145
Capitalized Lease Obligations, less current portion	33,028	34,453
Shareholders’ Equity:
Common stock - No par value; authorized, 50,000,000 shares; issued and outstanding, 22,454,852 in 2004 and 22,252,628 in 2003	174,118	170,008
Accumulated other comprehensive loss, net of tax	(342)	(519)
Unearned compensation	(3,303)	(2,351)
Retained earnings	148,962	135,997

Total shareholders’ equity	319,435	303,135

Total Liabilities and Shareholders’ Equity	$636,581	$620,235

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS
12 Weeks Ended July 11, 2004 and July 13, 2003
(In thousands, except per share data)

(Unaudited)

	2004	2003
Revenues:
Restaurant sales	$199,645	$178,011
Commissary sales	1,510	1,203

	201,155	179,214

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	61,838	51,533
Payroll and benefits	66,551	59,255
Restaurant operating costs	36,119	31,984
Cost of commissary sales	1,430	1,131
Advertising, general and administrative expenses	14,265	12,385
Depreciation and amortization	9,131	8,647
Pre-opening costs	1,036	1,575

	190,370	166,510

Income from Operations	10,785	12,704
Other (Income) Expense:
Interest expense, net	3,127	3,414
Other, net	(23)	(80)

	3,104	3,334

Earnings Before Income Taxes	7,681	9,370
Income Taxes	2,423	3,256

Net Earnings	$5,258	$6,114

Basic Earnings per Common Share:
Net earnings	$0.23	$0.28

Weighted average common shares outstanding	22,430	21,803

Diluted Earnings per Common Share:
Net earnings	$0.23	$0.27

Weighted average common shares outstanding	22,834	22,733

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS
28 Weeks Ended July 11, 2004 and July 13, 2003
(In thousands, except per share data)

(Unaudited)

	2004	2003
Revenues:
Restaurant sales	$464,650	$391,293
Commissary sales	4,248	3,005

	468,898	394,298

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	141,433	110,840
Payroll and benefits	157,139	128,630
Restaurant operating costs	83,318	70,895
Cost of commissary sales	4,011	2,823
Advertising, general and administrative expenses	33,217	28,507
Depreciation and amortization	20,706	18,606
Pre-opening costs	2,678	3,956

	442,502	364,257

Income from Operations	26,396	30,041
Other (Income) Expense:
Interest expense, net	7,091	7,161
Other, net	8	(123)

	7,099	7,038

Earnings Before Income Taxes	19,297	23,003
Income Taxes	6,329	7,994

Net Earnings	$12,968	$15,009

Basic Earnings per Common Share:
Net earnings	$0.58	$0.71

Weighted average common shares outstanding	22,372	21,227

Diluted Earnings per Common Share:
Net earnings	$0.57	$0.68

Weighted average common shares outstanding	22,779	22,210

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
28 Weeks Ended July 11, 2004 and July 13, 2003
(In thousands)
(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net earnings	$12,968	$15,009
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization, property and equipment	20,706	18,606
Amortization of debt issuance costs	771	595
Amortization of deferred gain on sale and leaseback transactions	(568)	—
Compensation expense related to restricted stock plans	712	349
Provision for deferred income taxes	525	1,971
Loss (gain) on the sale and disposal of assets	38	(11)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,015)	(771)
Inventories	(7,215)	968
Other current assets	(4,228)	(3,026)
Accounts payable	9,720	3,940
Deferred revenue	(8,851)	(6,459)
Accrued payroll, accrued expenses, and federal, state and local taxes	9,333	(1,155)
Tax benefit derived from exercise of stock options	284	3,392

Net cash provided by operating activities	33,180	33,408

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(30,594)	(36,587)
Proceeds from the sale of assets	1,131	1,334
Acquisition of company, net of cash acquired	—	(114,247)
Other, net	1,789	683

Net cash used in investing activities	(27,674)	(148,817)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	224,500
Payments on long-term debt and capitalized lease obligations	(22,822)	(110,763)
Proceeds from sale and leaseback transactions	12,091	—
Debt issuance costs	(819)	(4,573)
Exercise of incentive stock options and issuances under stock purchase plan	2,160	3,895

Net cash (used in) provided by financing activities	(9,390)	113,059

Net Decrease in Cash and Cash Equivalents	(3,884)	(2,350)
Cash and Cash Equivalents at Beginning of the Period	9,574	8,311

Cash and Cash Equivalents at End of the Period	$5,690	$5,961

Supplemental disclosures:
Additions to capitalized lease obligations	$4,895	$16,794

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12 and 28 Weeks Ended July 11, 2004 and July 13, 2003

A.	BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each. Both fiscal 2004 and 2003 consist of fifty-two weeks each.

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

     Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding, and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding.

     Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted earnings per share calculation (in thousands).

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 13,	July 11,	July 13,
	2004	2003	2004	2003
Weighted average common shares outstanding	22,430	21,803	22,372	21,227
Incremental stock option shares outstanding	404	930	407	983

Weighted average diluted common shares outstanding	22,834	22,733	22,779	22,210

     Options for approximately 1.4 million shares were excluded from the 12 and 28-week diluted weighted average common share calculation in 2004 and 2003 due to these shares being anti-dilutive.

     The Company has elected to continue to apply the intrinsic-value-based method of accounting pursuant to Accounting Principles Board Opinion 25, and has adopted only the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. The following table illustrates the effect on net earnings for the 12-week and 28-week periods ended July 11, 2004 and July 13, 2003 if the fair-value-based method had been applied to awards that were granted in each period:

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 13,	July 11,	July 13,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net earnings, as reported	$5,258	$6,114	$12,968	$15,009
Add stock-based employee compensation expense included in reported net earnings, net of tax	305	66	501	228
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(844)	(645)	(1,759)	(1,580)

Pro forma net earnings	$4,719	$5,535	$11,710	$13,657

Earnings per share:
Basic-as reported	$0.23	$0.28	$0.58	$0.71
Basic-pro forma	$0.21	$0.25	$0.52	$0.64
Diluted-as reported	$0.23	$0.27	$0.57	$0.68
Diluted-pro forma	$0.21	$0.24	$0.52	$0.62

C.	ACQUISITION

     On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub (“Ninety Nine”), a casual dining chain based in Woburn, Massachusetts, primarily to continue expanding its portfolio of quality restaurant concepts in becoming a multi-concept restaurant operation. The Company acquired Ninety Nine for $116 million in cash (which excludes approximately $5.5 million in cash acquired and approximately $3.8 million in transaction costs) and approximately 2.34 million shares of common stock, plus the assumption of certain liabilities. In addition to the purchase price, the Company agreed to pay a total of $1.0 million per year, plus accrued interest, on each of January 1, 2004, 2005, 2006 and 2007, to certain key employees of Ninety Nine who continue to be employed at the time of such payments. Of the stock portion of the purchase price, the Company delivered 941,176 shares at closing and 390,586 shares in January 2004 and will deliver 407,843 shares on each of the second and third anniversaries of the closing and 94,118 shares on each of the fourth and fifth anniversaries of the closing.

     The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141 and, accordingly, the results of operations of Ninety Nine have been included in the Company’s consolidated financial statements from the date of acquisition. The Ninety Nine concept is being operated through wholly owned subsidiaries of the Company. The Company attributes the goodwill shown below to the long-term historical financial performance and the anticipated future performance of Ninety Nine. The final purchase price allocation, which includes additional transaction costs of approximately $45,000 paid through the first anniversary of the date of the transaction, to the acquired net assets is as follows (in thousands):

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

     The following unaudited pro forma condensed results of operations for the 28 weeks ended July 13, 2003 give effect to the acquisition of Ninety Nine as if such transaction had occurred at the beginning of fiscal 2003. The results of operations for the 12 weeks ended July 13, 2003 include the results of Ninety Nine for the entire period.

28 Weeks
Ended
Unaudited Pro Forma Earnings:	July 13, 2003
(in thousands, except per share data)
Total revenues	$410,282
Earnings before income taxes	$23,386
Net earnings	$15,260

Basic earnings per share
Net earnings	$0.71

Basic weighted average common shares outstanding	21,563

Diluted earnings per share
Net earnings	$0.68

Diluted weighted average common shares outstanding	22,546

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

     At July 11, 2004, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $110 million, $10 million of which effectively converts an equal portion of the Company’s revolver debt from a floating rate to a fixed rate and $100 million of which effectively converts an equal portion of the fixed-rate indebtedness related to the $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow and fair value fluctuations due to changes in market interest rates as well as to maintain an appropriate mix of fixed and floating rate debt.

     The fair value of the Company’s cash flow hedges at July 11, 2004 is a liability of $470,000 compared to a liability of approximately $760,000 at December 28, 2003, which is included in other long-term liabilities on the unaudited consolidated balance sheets. The fair value adjustment resulted in the recognition of an unrealized loss of $177,000, net of related income taxes of $113,000, in accumulated other comprehensive loss in 2004.

E.	COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and other comprehensive income items attributable to unrealized gains on derivative financial instruments. The components of total comprehensive income for all periods presented are as follows:

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 13,	July 11,	July 13,
	2004	2003	2004	2003
	(in thousands)
Net earnings	$5,258	$6,114	$12,968	$15,009
Other comprehensive income, net of tax	571	7	177	123

Total comprehensive income	$5,829	$6,121	$13,145	$15,132

F.	RESTRICTED STOCK GRANTS

     In the first quarter of 2002, the Company granted approximately 84,000 restricted stock units to certain executive officers and members of senior management. The 2003 restricted stock unit tranche did not vest due to the Company’s earnings being below the established performance criteria. The Company has recognized approximately $158,000 and $248,000 of compensation cost in the 12 and 28-week periods ended July 11, 2004 associated with the 2004 restricted stock unit tranche.

     During the first quarter of 2003, the Company granted approximately 135,000 shares of restricted stock to certain executives and members of senior management. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week periods ended July 11, 2004 and July 13, 2003 approximated $96,000 and $101,000, respectively. Compensation cost related to these awards recognized by the Company in the 28-week periods ended July 11, 2004 and July 13, 2003 approximated $219,000 and $349,000, respectively.

     During the first quarter of 2004, the Company granted approximately 42,000 shares of restricted stock to certain employees associated with a restricted stock plan in order to provide retention incentives for these individuals. The grantee’s rights in the restricted stock shall become fully vested on dates varying from immediately to seven years following the grant date. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company must use fixed plan accounting. Fixed plan accounting for stock-based compensation requires that, upon issuance of restricted stock awards, unearned compensation be charged to shareholders’ equity for the fair value of the restricted stock and recognized as compensation expense ratably over the vesting periods, as applicable. The amount charged to equity related to these awards in the second quarter of 2004 was approximately $750,000. Compensation cost related to these restricted stock awards recognized by the Company during the 12 and 28-week periods ended July 11, 2004 approximated $25,000 and $90,000, respectively.

     During the second quarter of 2004, the Company granted approximately 168,000 shares of restricted stock to certain executives and members of senior management. The vesting targets for these awards are based upon cumulative growth in earnings per share over the next four years. If the cumulative annual performance targets are achieved, up to 18.75% of the awards may vest in each of the first, second and third years and all unvested amounts may vest upon meeting the cumulative performance target in the fourth year. Any unvested amounts at the end of the fourth year will automatically be forfeited. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The Company also granted approximately 29,000 shares of restricted stock to members of the Company’s board of directors which vest in three equal annual installments on the date of the annual shareholders meetings held in 2005, 2006, and 2007, provided the grantee has been a member of the board of directors of the Company until such date. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week period ended July 11, 2004 was approximately $155,000.

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

     The Company recognized a gain of approximately $16.9 million on the sale and leaseback transactions completed in fiscal 2003. This gain is being deferred and amortized over the 20-year lease term. The gain is reflected in Other Liabilities in the accompanying unaudited consolidated balance sheets.

     The future minimum lease payments on the transaction completed in the first quarter of 2004 are as follows: $447,000 – 2004; $943,000 – 2005; $991,000 – 2006; $1,040,000 – 2007; $1,088,000 – 2008; $16,322,000 – thereafter. The deferred gain on the transaction completed in the first quarter of 2004 was approximately $4.5 million and is reflected in Other Liabilities in the accompanying unaudited consolidated balance sheet.

H.	LEGAL PROCEEDINGS

     In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of the Company’s employees and customers becoming infected. The Company worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when it became aware of this incident and cooperated fully with their directives and recommendations. The Company is aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to its Knoxville restaurant during the time of the outbreak. As of the date of this filing, the Company is also aware of 43 lawsuits that have been filed against it, all of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. To date, 24 of the cases have been consolidated for discovery purposes only.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an

Interpretation of ARB No. 51. This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R was issued in December 2003 and replaced FASB Interpretation No. 46. The Company was required to adopt FIN 46R during the quarter ended April 18, 2004. The adoption of FIN 46R had no impact on the Company’s consolidated financial statements.

J. SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9% senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of July 11, 2004 and December 28, 2003 and for the 12 and 28 weeks ended July 11, 2004 and July 13, 2003.

Consolidating Balance Sheet
As of July 11, 2004

(Unaudited)

			Minor Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,821	$(1,147)	$4,016	$5,690
Accounts receivable	4,264	4,800	—	9,064
Intercompany (payables) receivables	(125,784)	129,638	(3,854)	—
Inventories	3,456	25,739	—	29,195
Deferred income taxes	4,147	384	—	4,531
Short-term notes receivable	3,070	—	—	3,070
Other current assets	1,202	5,592	860	7,654

Total current assets	(106,824)	165,006	1,022	59,204

Property and Equipment, net	345,613	89,565	—	435,178
Goodwill	—	93,074	—	93,074
Other Intangible Assets	—	25,921	—	25,921
Other Assets	218,726	25,371	(220,893)	23,204

Total Assets	$457,515	$398,937	$(219,871)	$636,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,621	$13,424	$62	$25,107
Accrued payroll and related expenses	10,900	5,063	—	15,963
Accrued expenses	11,349	9,190	208	20,747
Deferred revenue	3,280	3,311	—	6,591
Federal, state and local taxes	(3,383)	15,200	(104)	11,713
Current portion of long-term debt and capitalized leases	10,236	349	—	10,585

Total current liabilities	44,003	46,537	166	90,706

Deferred Income Taxes	9,120	—	(415)	8,705
Other Liabilities	27,431	10,454	(1,312)	36,573
Long-Term Debt, less current portion	162,218	—	(14,084)	148,134
Capitalized Lease Obligations, less current portion	31,223	1,805	—	33,028
Shareholders’ Equity:
Common stock	173,739	168,474	(168,095)	174,118
Accumulated other comprehensive loss, net of tax	(342)	—	—	(342)
Unearned compensation	(3,303)	—	—	(3,303)
Retained earnings	13,426	171,667	(36,131)	148,962

Total shareholders’ equity	183,520	340,141	(204,226)	319,435

Total Liabilities and Shareholders’ Equity	$457,515	$398,937	$(219,871)	$636,581

Consolidating Balance Sheet
As of December 28, 2003

			Minor Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,946	$6,628	$—	$9,574
Accounts receivable	3,190	4,859	—	8,049
Intercompany receivables (payables)	(116,014)	119,649	(3,635)	—
Inventories	3,460	18,520	—	21,980
Deferred income taxes	3,021	384	—	3,405
Short-term notes receivable	3,070	—	—	3,070
Other current assets	1,394	1,916	116	3,426

Total current assets	(98,933)	151,956	(3,519)	49,504

Property and Equipment, net	343,641	85,719	1	429,361
Goodwill	—	93,069	—	93,069
Other Intangible Assets	—	25,921	—	25,921
Other Assets	218,985	23,628	(220,233)	22,380

Total Assets	$463,693	$380,293	$(223,751)	$620,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,841	$12,306	$(3,760)	$15,387
Accrued payroll and related expenses	7,550	4,058	—	11,608
Accrued expenses	9,419	9,107	(32)	18,494
Deferred revenue	7,277	8,164	1	15,442
Federal, state and local taxes	(3,063)	11,900	(1)	8,836
Current portion of long-term debt and capitalized leases	9,691	340	—	10,031

Total current liabilities	37,715	45,875	(3,792)	79,798

Deferred Income Taxes	7,355	(415)	—	6,940
Other Liabilities	22,033	8,605	126	30,764
Long-Term Debt, less current portion	180,906	—	(15,761)	165,145
Capitalized lease obligations, less current portion	32,442	2,010	1	34,453
Shareholders’ Equity:
Common stock	169,629	168,469	(168,090)	170,008
Accumulated other comprehensive loss, net of tax	(519)	—	—	(519)
Unearned compensation	(2,351)	—	—	(2,351)
Retained earnings	16,483	155,749	(36,235)	135,997

Total shareholders’ equity	183,242	324,218	(204,325)	303,135

Total Liabilities and Shareholders’ Equity	$463,693	$380,293	$(223,751)	$620,235

Consolidating Statement of Earnings
12 Weeks Ended July 11, 2004

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$121,558	$73,818	$4,269	$199,645
Commissary sales	—	44,062	(42,552)	1,510

	121,558	117,880	(38,283)	201,155
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	38,713	23,660	(535)	61,838
Payroll and benefits	42,018	23,791	742	66,551
Restaurant operating costs	20,998	14,042	1,079	36,119
Cost of commissary sales	—	41,682	(40,252)	1,430
Advertising, general and administrative expenses	864	13,401	—	14,265
Depreciation and amortization	6,815	2,317	(1)	9,131
Pre-opening costs	931	104	1	1,036

	110,339	118,997	(38,966)	190,370

Income (Loss) from Operations	11,219	(1,117)	683	10,785
Other (Income) Expense:
Interest expense, net	2,905	222	—	3,127
Other, net	12,081	(12,104)	—	(23)

	14,986	(11,882)	—	3,104

(Loss) Earnings Before Income Taxes	(3,767)	10,765	683	7,681
Income Tax (Benefit) Expense	(1,201)	3,510	114	2,423

Net (Loss) Earnings	$(2,566)	$7,255	$569	$5,258

Consolidating Statement of Earnings
12 Weeks Ended July 13, 2003

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$108,561	$65,172	$4,278	$178,011
Commissary sales	—	36,326	(35,123)	1,203

	108,561	101,498	(30,845)	179,214
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	32,112	19,522	(101)	51,533
Payroll and benefits	36,932	21,373	950	59,255
Restaurant operating costs	18,708	12,330	946	31,984
Cost of commissary sales	—	34,152	(33,021)	1,131
Advertising, general and administrative expenses	523	11,864	(2)	12,385
Depreciation and amortization	6,346	2,301	—	8,647
Pre-opening costs	1,303	272	—	1,575

	95,924	101,814	(31,228)	166,510

Income (Loss) from Operations	12,637	(316)	383	12,704
Other (Income) Expense:
Interest expense, net	3,242	172	—	3,414
Other, net	10,728	(10,807)	(1)	(80)

	13,970	(10,635)	(1)	3,334

(Loss) Earnings Before Income Taxes	(1,333)	10,319	384	9,370
Income Tax (Benefit) Expense	(461)	3,585	132	3,256

Net (Loss) Earnings	$(872)	$6,734	$252	$6,114

Consolidating Statement of Earnings
28 Weeks Ended July 11, 2004

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$284,920	$170,443	$9,287	$464,650
Commissary sales	—	103,326	(99,078)	4,248

	284,920	273,769	(89,791)	468,898
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	89,888	53,217	(1,672)	141,433
Payroll and benefits	100,433	55,048	1,658	157,139
Restaurant operating costs	48,245	32,739	2,334	83,318
Cost of commissary sales	—	97,563	(93,552)	4,011
Advertising, general and administrative expenses	1,733	31,484	—	33,217
Depreciation and amortization	15,372	5,335	(1)	20,706
Pre-opening costs	2,238	439	1	2,678

	257,909	275,825	(91,232)	442,502

Income (Loss) from Operations	27,011	(2,056)	1,441	26,396
Other (Income) Expense:
Interest expense, net	6,583	508	—	7,091
Other, net	28,377	(28,369)	—	8

	34,960	(27,861)	—	7,099

(Loss) Earnings Before Income Taxes	(7,949)	25,805	1,441	19,297
Income Tax (Benefit) Expense	(2,607)	8,568	368	6,329

Net (Loss) Earnings	$(5,342)	$17,237	$1,073	$12,968

Consolidating Statement of Earnings
28 Weeks Ended July 13, 2003

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$247,928	$133,503	$9,862	$391,293
Commissary sales	—	81,822	(78,817)	3,005

	247,928	215,325	(68,955)	394,298
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	71,759	39,714	(633)	110,840
Payroll and benefits	83,304	43,132	2,194	128,630
Restaurant operating costs	42,450	25,802	2,643	70,895
Cost of commissary sales	—	76,865	(74,042)	2,823
Advertising, general and administrative expenses	1,380	27,128	(1)	28,507
Depreciation and amortization	14,158	4,448	—	18,606
Pre-opening costs	3,319	637	—	3,956

	216,370	217,726	(69,839)	364,257

Income (Loss) from Operations	31,558	(2,401)	884	30,041
Other (Income) Expense:
Interest expense, net	6,756	405	—	7,161
Other, net	24,556	(24,679)	—	(123)

	31,312	(24,274)	—	7,038

Earnings Before Income Taxes	246	21,873	884	23,003
Income Taxes	86	7,601	307	7,994

Net Earnings	$160	$14,272	$577	$15,009

Consolidating Statement of Cash Flows
28 Weeks Ended July 11, 2004

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
		(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$(5,342)	$17,237	$1,073	$12,968
Adjustments to reconcile net (loss) earnings to net cash provided by operations:
Depreciation and amortization, property and equipment	15,372	5,335	(1)	20,706
Amortization of debt issuance costs	771	—	—	771
Amortization of deferred gain on sale and leaseback transactions	(568)	—	—	(568)
Compensation expense related to restricted stock plans	712	—	—	712
Provision for deferred income taxes	525	—	—	525
Loss (gain) on the sale and disposal of assets	47	(9)	—	38
Changes in assets and liabilities:
Accounts receivable	(1,073)	58	—	(1,015)
Inventories	4	(7,218)	(1)	(7,215)
Other current assets	193	(3,676)	(745)	(4,228)
Accounts payable	4,780	1,118	3,822	9,720
Deferred revenue	(3,999)	(4,853)	1	(8,851)
Accrued payroll, accrued expenses, and federal, state and local taxes	4,116	4,222	995	9,333
Tax benefit derived from exercise of stock options	284	—	—	284

Net cash provided by operating activities	15,822	12,214	5,144	33,180

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(21,395)	(9,199)	—	(30,594)
Proceeds from the sale of assets	1,122	9	—	1,131
Other, net	13,716	(10,799)	(1,128)	1,789

Net cash used in investing activities	(6,557)	(19,989)	(1,128)	(27,674)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(22,822)	—	—	(22,822)
Proceeds from sale and leaseback transactions	12,091	—	—	12,091
Debt issuance costs	(819)	—	—	(819)
Exercise of incentive stock options and issuances under stock purchase plan	2,160	—	—	2,160

Net cash used in financing activities	(9,390)	—	—	(9,390)

Net (Decrease) Increase in Cash and Cash Equivalents	(125)	(7,775)	4,016	(3,884)
Cash and Cash Equivalents at Beginning of the Period	2,946	6,628	—	9,574

Cash and Cash Equivalents at End of the Period	$2,821	$(1,147)	$4,016	$5,690

Consolidating Statement of Cash Flows
28 Weeks Ended July 13, 2003

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net earnings	$160	$14,272	$577	$15,009
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization, property and equipment	14,158	4,448	—	18,606
Amortization of debt issuance costs	595	—	—	595
Compensation expense related to restricted stock plans	349	—	—	349
Provision for deferred income taxes	1,971	—	—	1,971
(Gain) on the sale of assets	(7)	(4)	—	(11)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(722)	(47)	(2)	(771)
Inventories	(30)	998	—	968
Other current assets	(822)	(2,203)	(1)	(3,026)
Accounts payable	(4,947)	2,324	6,563	3,940
Deferred revenue	(4,143)	(2,318)	2	(6,459)
Accrued payroll, accrued expenses, and federal, state and local taxes	(5,317)	3,253	909	(1,155)
Tax benefit derived from exercise of stock options	3,392	—	—	3,392

Net cash provided by operating activities	4,637	20,723	8,048	33,408

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(29,269)	(7,293)	(25)	(36,587)
Proceeds from the sale of assets	1,330	4	—	1,334
Acquisition of company, net of cash acquired	(114,247)	—	—	(114,247)
Other, net	21,412	(15,279)	(5,450)	683

Net cash used in investing activities	(120,774)	(22,568)	(5,475)	(148,817)

Cash Flows from Financing Activities:
Proceeds from long-term debt	224,500	—	—	224,500
Payments on long-term debt and capitalized lease obligations	(110,763)	—	—	(110,763)
Debt issuance costs	(4,573)	—	—	(4,573)
Exercise of incentive stock options and issuances under stock purchase plan	3,895	—	—	3,895

Net cash provided by financing activities	113,059	—	—	113,059

Net (Decrease) Increase in Cash and Cash Equivalents	(3,078)	(1,845)	2,573	(2,350)
Cash and Cash Equivalents at Beginning of the Period	3,292	5,019	—	8,311

Cash and Cash Equivalents at End of the Period	$214	$3,174	$2,573	$5,961

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

Introduction

     We are a leading casual dining restaurant company operating three restaurant concepts under the “O’Charley’s,” “Ninety Nine Restaurant and Pub” and “Stoney River Legendary Steaks” trade names. Our primary concepts, O’Charley’s and Ninety Nine, are leading casual dining concepts in their respective operating markets. As of July 11, 2004, we owned and operated 216 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 91 Ninety Nine restaurants in seven Northeastern states, and six Stoney River restaurants in the Southeast and Midwest.

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

     During the first quarter of 2004, we introduced the third phase of our sales-building initiatives which was designed to maintain the customer visit momentum established in 2003, while improving the overall check average and same restaurant sales. During the second quarter of 2004, our same restaurant sales increased 2.8%, which included customer visit increases of 3.6%. We attribute the favorable comparisons in the quarter to the continuation of our Phase III initiatives, coupled with favorable comparisons in 2003 as customer counts during the second quarter of 2003 were down 3.1%. During the 12 weeks ended July 11, 2004, the average check decreased approximately 0.9% compared to the same prior-year period, improving sequentially from a decrease of approximately 4.3%, 3.0% and 2.1% during the third and fourth quarters of 2003 and in the first quarter of 2004, respectively, as compared to the same prior-year period. We believe evolutionary changes in our menu supported with limited-time promotions will broaden our customer base, appeal to core customers and positively affect our margins. We expect the third phase of the sales-building initiatives to be longer in term and broader in scope than the prior two phases, which lasted approximately four months. While these initiatives are currently meeting our sales-building expectations, there can be no assurance they will result in a sustained improvement in customer visits or in same restaurant sales.

Commodity Costs

     During the second quarter of 2004, we continued to experience higher food costs, a trend that began during the second quarter of 2003. We estimate that food cost inflation, as compared to the same prior-year period, was approximately 5% in the second quarter of 2004, consisting primarily of higher poultry, pork and cheese costs. During 2003 and the first 28 weeks of 2004, poultry represented, on average, approximately 10% to 12% of our cost of food and beverage. During the second quarter of 2004, our price of purchasing poultry was approximately 25% higher compared to the same prior-year period. We have not historically entered into contracts to fix poultry prices and, accordingly, are subject to weekly market price fluctuations. We expect overall commodity inflation to be in the 2% to 3% range in the third quarter of 2004 as compared to the same prior-year period. We estimate that commodity cost inflation adversely affected our diluted earnings per share by approximately $0.08 in the second quarter of 2004 and approximately $0.17 in the first 28 weeks of 2004 as compared to the same prior year periods.

Restaurant Development

     Historically, we have grown the O’Charley’s concept by a combination of opening new stores and increasing same restaurant sales. Prior to 2003, the growth in new stores had typically been in the 15% to 20% range year-over-year. During 2003, we opened 26 new stores and closed two stores. This represented an increase of approximately 13% over 2002. In 2004, we reduced our planned growth rate of our O’Charley’s concept to approximately 8%, in order to better focus on our sales-building initiatives in our existing O’Charley’s restaurants as well as focus on brand development in new expansion markets. We intend to open 15 O’Charley’s restaurants by the end of 2004, six of which opened during the first quarter of 2004 and four of which opened during the second quarter of 2004. During 2004, we plan to develop 13 prototypical O’Charley’s restaurants that seat approximately 275 customers, and that require, on average, a total invested capital of approximately $2.5 million per restaurant. The remaining two stores will be smaller restaurants with fewer seats and will require less invested capital than our larger restaurants. We are experiencing inflation in the cost of building materials of approximately 5% to 6%, which we believe is being caused by higher transportation costs. The O’Charley’s restaurants we plan to develop in 2004 will be located in existing markets.

     We intend to open up to 12 Ninety Nine Restaurant and Pub restaurants by the end of 2004, two of which opened during the first quarter of 2004 and two of which opened during the second quarter of 2004. During 2004, five of the 12 new Ninety Nine restaurants we intend to develop are prototypical, free-standing buildings of approximately 5,800 square feet in size with seating for approximately 190 customers. We intend to develop the remaining seven restaurants through remodeling traditional restaurant locations in the style of the prototype restaurant. On average, the total invested capital of a prototypical Ninety Nine restaurant is approximately $2.2 million. The Ninety Nine restaurants we plan to develop in 2004 will be located in existing markets.

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

     Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. We believe our menus offer a broad selection of menu items and, as a result, there is not a high concentration of our food costs in any one product category. The two most significant commodities that may affect our cost of food and beverage are red meat and poultry, which account for approximately 20% to 22% and 10% to 12%, respectively, of our overall cost of food and beverage. Generally, temporary increases in these costs are not passed on to customers; however, we have, in the past, generally adjusted menu prices to compensate for increased costs of a more permanent nature.

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

     The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 12 and 28-week periods ended July 11, 2004 and July 13, 2003 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 13,	July 11,	July 13,
	2004	2003	2004	2003
Revenues:
Restaurant sales	99.2%	99.3%	99.1%	99.2%
Commissary sales	0.8	0.7	0.9	0.8

	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	31.0	28.9	30.4	28.3
Payroll and benefits	33.3	33.3	33.8	32.9
Restaurant operating costs	18.1	18.0	17.9	18.1
Cost of commissary sales (2)	0.7	0.6	0.9	0.7
Advertising, general and administrative expenses	7.1	6.9	7.1	7.2
Depreciation and amortization	4.5	4.8	4.4	4.7
Pre-opening costs	0.5	0.9	0.6	1.0
Income from Operations	5.4	7.1	5.6	7.6
Other (Income) Expense:
Interest expense, net	1.6	1.9	1.5	1.8

Earnings before Income Taxes	3.8	5.2	4.1	5.8
Income Taxes	1.2	1.8	1.3	2.0

Net Earnings	2.6%	3.4%	2.8%	3.8%

(1)	Shown as a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 94.7% and 94.0% for the 12 weeks ended July 11, 2004 and July 13, 2003, respectively. Cost of commissary sales as a percentage of commissary sales was 94.4% and 93.9% for the 28 weeks ended July 11, 2004 and July 13, 2003, respectively.

The following table sets forth certain financial and other restaurant data for the second quarter ended July 11, 2004 and July 13, 2003 relating to the Company’s restaurants:

	July 11, 2004	July 13, 2003
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	212	191
Restaurants opened	4	8
Restaurant closed	—	—

In operation, end of quarter	216	199

Ninety Nine Restaurants:
In operation, beginning of quarter	89	80
Restaurants opened	2	2
Restaurants closed	—	—

In operation, end of quarter	91	82

Stoney River Restaurants:
In operation, beginning of quarter	6	6
Restaurants opened	—	—
Restaurants closed	—	—

In operation, end of quarter	6	6

Average Weekly Sales per Restaurant:
O’Charley’s	$52,778	$51,770
Ninety Nine	53,871	52,651
Stoney River	74,875	69,649
Change in Same Restaurant Sales (1):
O’Charley’s	2.8%	(2.6%)
Ninety Nine	1.9%	0.8%
Stoney River	6.1%	0.1%
Change in Customer Visits (1):
O’Charley’s	3.6%	(3.1%)
Ninety Nine	(1.7%)
Stoney River	0.0%
Average Check:
O’Charley’s	$11.43	$11.53
Ninety Nine	13.83	13.40
Stoney River	38.62	36.23

(1)	When computing same restaurant sales and customer visits, restaurants open for at least 78 weeks are compared from period to period. Change in customer visits is not available for Ninety Nine and Stoney River for the quarter ended July 13, 2003.

Second Fiscal Quarter and First 28 Weeks of 2004 Versus Second Fiscal Quarter and First 28 Weeks of 2003

Revenues

     During the 12 weeks ended July 11, 2004, total revenues increased $22.0 million, or 12.2%, to $201.2 million from $179.2 million for the 12 weeks ended July 13, 2003. Total revenues for the first 28 weeks of 2004 increased $74.6 million, or 18.9%, to $468.9 million from $394.3 million in the same prior-year period. Total revenues for the first 28 weeks of 2004 included 16 weeks of sales from the operations of Ninety Nine restaurants in the first fiscal quarter of 2004 compared to 12 weeks of Ninety Nine results in the first fiscal quarter of 2003 (we acquired Ninety Nine on January 27, 2003).

     O’Charley’s restaurant sales increased $13.7 million, or 11.2%, during the second quarter of 2004 as a result of same restaurant sales increases of 2.8% and the net addition of 17 restaurants during the past 12 months, comprised of 18 new restaurants opened and the closure of one restaurant. The 2.8% same restaurant sales increase was comprised of a 3.6% increase in the number of customer visits partially offset by a decline of approximately 0.9% in the average check. The sales initiatives discussed previously have caused our customer counts to increase while our check average has declined as our sales mix of lower priced items has increased. Restaurant sales for the first 28 weeks of 2004 increased $38.7 million, or 13.8%, to $318.8 million from $280.0 million in the same prior-year period as a result of same restaurant sales increases of 3.5% and the addition of 17 new restaurants over the last 12 months.

     Ninety Nine restaurant sales increased $7.6 million, or 14.9%, to $58.7 million during the second quarter of 2004. The year-over-year sales increase was primarily related to same restaurant sales increases of 1.9% in the second quarter and the net addition of nine new restaurants over the past 12 months, comprised of 10 new restaurants opened and the closure of one restaurant. The same restaurant sales increase was comprised of a 3.6% check average increase partially offset by a 1.7% decline in customer visits. Restaurant sales for the first 28 weeks of 2004 increased $33.6 million, or 33.7%, to $133.2 million from $99.6 million in the same prior-year period as a result of same restaurant sales increases of 1.8%, the addition of nine new restaurants over the last 12 months, and four additional operating weeks in the 2004 period as compared to the 2003 period (we acquired Ninety Nine on January 27, 2003).

     Stoney River restaurant sales increased $0.4 million, or 7.5%, during the second quarter of 2004 due primarily to same restaurant sales increases of 6.1% and higher sales volumes at new restaurants. The 6.1% same restaurant sales increase was comprised of a 6.1% improvement in the average check. Restaurant sales for the first 28 weeks of 2004 increased $1.1 million, or 9.1%, to $12.6 million from $11.6 million in the same prior-year period primarily as a result of same restaurant sales increases of 8.1%.

Cost of Food and Beverage

     During the second quarter of 2004, our overall commodity cost inflation, including the shift in product mix, represented approximately 140 basis points of the 210 basis point increase in cost of food and beverage as a percentage of restaurant sales compared to the same prior-year period. The remaining 70 basis point increase in cost of food and beverage as a percentage of restaurant sales was due primarily to the sales-building initiatives we have implemented at our O’Charley’s restaurants, including a price reduction on certain menu items. For the third quarter of 2004, we expect commodity costs to be approximately 2% to 3% higher compared to the same prior-year period due principally to higher poultry, pork, dairy and produce costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality, may affect our commodity costs.

Payroll and Benefits

     During the second quarter of 2004, payroll and benefits were flat as a percentage of restaurant sales compared to the same prior-year period. Higher store-level bonus expense, payroll taxes, hourly labor and workers’ compensation expenses were offset by lower hourly health insurance expense. As part of the sales-building initiatives at O’Charley’s, we have increased the staffing levels at the restaurants in order to improve the quality and value of our guests’ experience. Payroll taxes were adversely affected by the higher bonus compensation and higher state unemployment tax. During the second quarter, hourly labor rates increased approximately 2% to 3% as compared to the comparable prior year period. The favorable hourly insurance cost comparisons were due to a reduction in our estimated annual cost of the hourly employee health insurance program in 2004 as compared to the overall cost of the hourly employee health insurance program in 2003. During the second quarter of 2004, we revised our estimate of these costs based upon lower than anticipated claims experience through the end of the second quarter. During the first 28 weeks of 2004, the increase in payroll and benefits was primarily the result of higher store level bonus and payroll taxes coupled with higher hourly labor, partially offset by lower hourly health insurance costs.

Restaurant Operating Costs

     Restaurant operating costs during the second quarter of 2004 increased as a percentage of restaurant sales as compared to the second quarter of 2003 primarily due to increased rent expense from the sale and leaseback transactions partially offset by lower supervisory expenses. We have completed a total of $71.2 million of sale and leaseback transactions as of July 11, 2004 that increased net rent expense by $1.1 million in the second quarter of 2004, which has been reduced by the amortization of the related deferred gain over the lease term. On an annual basis, the completed sale and leaseback transactions will increase net rent expense by approximately $4.9 million.

     During the first 28 weeks of 2004, the decrease in restaurant operating costs was the result of lower supervisory expenses partially offset by higher rent expense.

Advertising, General and Administrative Expenses

     During the second quarter of 2004, advertising expenditures increased 4.8% to $6.1 million from $5.8 million in the second quarter of 2003 and, as a percentage of total revenues, declined to 3.0% from 3.2% in the same prior-year period. The decrease in advertising expenditures as a percentage of total revenues is primarily due to economies of scale by having a higher concentration of stores in existing markets. General and administrative expenses increased 24.3% to $8.2 million in the second quarter of 2004 from $6.6 million in the second quarter of 2003, and as a percentage of total revenues, increased to 4.1% from 3.7% in the same prior-year period. The increase in general and administrative expenses, as a percentage of total revenues, is due primarily to increased bonus expense and costs of complying with the new requirements for internal control documentation and reporting under the Sarbanes-Oxley Act of 2002.

     During the first 28 weeks of 2004, advertising expenditures increased $1.6 million, or 12.3%, to $14.2 million from $12.7 million in the same prior year period. During the first 28 weeks of 2004 advertising decreased to 3.0% of total revenues from 3.2% in the first 28 weeks of 2003. General and administrative expenses in the first 28 weeks of 2004 increased $3.1 million, or 19.9%, to $19.0 million from $15.8 million during the same prior year period and were flat as a percentage of total revenues.

Depreciation and Amortization

     During the second quarter and first 28 weeks of 2004, depreciation and amortization decreased as a percentage of total revenues. The decrease was primarily attributable to approximately $315,000 and $730,000 of depreciation that was eliminated during the second quarter and first 28 weeks of 2004, respectively, primarily as a result of the sale and leaseback transactions completed during the fourth quarter of 2003 and the first quarter of 2004. During 2004, we will have less depreciation expense as a result of no longer depreciating the 34 O’Charley’s properties included in these sale and leaseback transactions.

Pre-opening Costs

     During the second quarter and first 28 weeks of 2004, pre-opening costs declined as a percentage of total revenues due primarily to fewer restaurant openings compared to the same prior-year period. Currently, we incur average pre-opening costs of approximately $200,000 for each new O’Charley’s and Stoney River restaurant and approximately $130,000 for each new Ninety Nine restaurant.

Interest Expense

     Interest expense decreased during the second quarter and first 28 weeks of 2004 compared to the same prior-year period as a result of the reduction of certain amounts outstanding under our revolving credit facility with $71.2 million of aggregate gross proceeds from the sale and leaseback of 34 O’Charley’s restaurant properties, partially offset by the full first quarter effect (four additional weeks in 2004 versus 2003) of increased borrowings incurred to finance the Ninety Nine acquisition in January 2003. Interest expense during the second quarter and first 28 weeks of 2004 reflects approximately $25.0 million of senior subordinated notes at a fixed rate of 9.0%; $100.0 million of the 9.0% senior subordinated notes effectively converted through interest rate swap agreements into a variable interest rate obligation using the six-month LIBOR rate in arrears plus 3.9%; approximately $23.0 million outstanding on our $125.0 million bank revolver accruing interest at one-month LIBOR plus 1.75%; and other debt including capitalized lease obligations and prepaid financing costs that accounted for approximately $1.1 million and $2.3 million in interest expense during the second quarter and first 28 weeks of 2004, respectively.

Income Taxes

     Our income tax rate in the first 28 weeks of 2004 was 32.8%, as compared to 34.8% in the first 28 weeks of 2003. This income tax rate reduction occurred primarily because of higher income tax credits, primarily FICA tip credits, relative to the lower year-over-year earnings. Congress has yet to pass the Work Opportunities Tax Credit (WOTC) extension; however, if the WOTC extension is passed, we expect the income tax rate to be in the low-to-mid-32% range for 2004.

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

     On January 27, 2003, we completed the acquisition of Ninety Nine Restaurant and Pub for $116.0 million in cash (which excludes approximately $5.5 million in cash acquired and approximately $3.8 million in transaction costs) and approximately 2.34 million shares of our common stock, plus the assumption of certain liabilities of Ninety Nine. Of the stock portion of the purchase price, we delivered 941,176 shares at closing and 390,586 shares on the first anniversary of the closing, and will deliver 407,843 shares on each of the second and third anniversaries of the closing and 94,118 shares on each of the fourth and fifth anniversaries of the closing.

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

     Our current bank credit facility consists of a revolving credit facility in a maximum principal amount of $125.0 million. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. The credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. The Company was in compliance with such covenants at July 11, 2004. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. All amounts owing under the facility will be secured by 100% of the equity interests we own of each of our existing and future subsidiaries and all of the tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment, of us and substantially all of our subsidiaries. The lenders may, under certain circumstances, also require that we pledge such real estate and equipment as collateral.

     During the fourth quarter of 2003, we also completed two sale and leaseback transactions. The first transaction, completed on October 17, 2003, involved the sale of 23 of our O’Charley’s restaurant properties for aggregate gross proceeds of approximately $50.0 million. The second transaction, completed on November 7, 2003, involved the sale of five of our O’Charley’s restaurants for aggregate gross proceeds of approximately $9.1 million. During the first quarter of 2004, we completed a sale and leaseback transaction involving the sale of six of our O’Charley’s restaurants for aggregate gross proceeds of approximately $12.1 million. All of these sales were made to an unrelated entity who then leased the properties back to us. The leases that we entered into in connection with these transactions require us to make additional future minimum lease payments aggregating approximately $119.4 million over the 20-year term of the leases, or an average of approximately $6.0 million annually. The leases also provide for the payment of additional rent beginning in the sixth year of the lease term based on increases in the Consumer Price Index. The net proceeds from these transactions were used to pay down indebtedness under our bank credit facility.

     From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements may effectively convert some of our obligations that bear interest at variable rates into fixed rate obligations and may convert some of our obligations that bear interest at fixed rates into variable interest rate obligations. As of July 11, 2004, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $10.0 million of our outstanding variable-rate debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our credit facility. The swap agreement relating to the $10.0 million of our indebtedness expires in January 2006. During the first quarter of 2004, we entered into additional interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0% senior subordinated notes due 2013. These swap agreements expire in November 2013.

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

     Net cash provided by operating activities for the first 28 weeks of 2004 was $33.2 million compared to $33.4 million in the same prior-year period. Other sources of cash during the first 28 weeks of 2004 came from $12.1 million associated with the completion of a sale and leaseback transaction and $2.1 million of proceeds from the exercise of stock options and the sale of stock through our employee ownership plan. Additionally, we financed $4.9 million in new restaurant equipment through capitalized lease obligations.

     Net cash flows used in investing activities during the first 28 weeks of 2004 included approximately $30.6 million of cash paid for capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our home office. Net cash flows used in investing activities were $148.8 million during the first 28 weeks of 2003, including approximately $114.2 million cash paid for the acquisition of Ninety Nine, net of cash acquired. Excluding the cash paid for the acquisition of Ninety Nine, capital expenditures during the first 28 weeks of 2003 totaled $36.6 million and were incurred principally for building new restaurants, improvements in existing restaurants, a new USDA-inspected meat facility at our Nashville commissary and technological improvements at our home office. Our 2004 capital budget includes approximately $60 million to $65 million for capital expenditures, including new restaurant equipment financed through capitalized lease obligations. These expenditures are for an estimated 15 additional O’Charley’s restaurants, up to 12 additional Ninety Nine restaurants, and improvements to existing restaurants and the commissary and home office additions. We are experiencing inflation in the cost of building materials of approximately 5% to 6%, which we believe is being caused by higher transportation costs. There can be no assurance that actual capital expenditures for 2004 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites and the opening of new restaurants.

     Net cash used in financing activities in the first 28 weeks of 2004 was approximately $9.4 million and included payments on long-term debt of $22.8 million, $12.1 million in proceeds associated with the completion of a sale and leaseback transaction and $2.2 million in proceeds from the exercise of stock options. Payments on capitalized lease obligations during the first 28 weeks of 2004 and 2003 were approximately $5.8 million.

     The following tables set forth our capital structure at July 11, 2004 and December 28, 2003 and certain data at and for the 28 weeks ended July 11, 2004 and for the fiscal year ended December 28, 2003:

	July 11, 2004		December 28, 2003
($ in thousands)	$	%	$	%
Revolving credit facility	$23,000	4.5%	$40,000	7.8%
Secured mortgage note payable	154	0.0	164	0.0
Capitalized lease obligations	43,593	8.5	44,465	8.7

Total senior debt	66,747	13.1	84,629	16.5
Senior subordinated notes	125,000	24.5	125,000	24.4

Total debt	191,747	37.5	209,629	40.9
Shareholders’ equity	319,435	62.5	303,135	59.1

Total capitalization	$511,182	100.0%	$512,764	100.0%

Adjusted total debt (1) (2)	$400,563		$381,589
Adjusted total capitalization (1) (2)	$719,998		$684,724
EBITDA (2) (3)	$47,094		$81,882

(1)	Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the prior twelve months ended July 11, 2004 and December 28, 2003, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the prior twelve months ended July 11, 2004 and December 28, 2003, respectively, multiplied by (b) eight. Rent expense is multiplied by eight to provide a lease-debt equivalent which is the method used to calculate the Company’s financial covenants under its existing credit facility. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated balance sheets and the consolidated statements of earnings as of and for the periods ended July 11, 2004 and December 28, 2003:

	July 11,	December 28,
($ in thousands)	2004	2003
Current portion of long-term debt and capitalized leases	$10,585	$10,031
Add:
Long-term debt, net of current portion	148,134	165,145
Capitalized lease obligations, net of current portion	33,028	34,453

Total debt	191,747	209,629
Add:
Eight times rent expense	208,816	171,960

Adjusted total debt	400,563	381,589
Add:
Shareholders’ equity	319,435	303,135

Adjusted total capitalization	$719,998	$684,724

(2)	We believe EBITDA, adjusted total debt and adjusted total capitalization are useful measurements to investors because they are commonly used as analytical indicators to evaluate performance, measure leverage capacity and debt service ability. These measures are also components in the financial covenants contained in our bank credit facility and are used by management and investors to ascertain compliance with these covenants. These measures should not be considered as measures of financial performance or liquidity under U.S. generally accepted accounting principles (“GAAP”). EBITDA, adjusted total debt and adjusted total capitalization should not be considered in isolation or as alternatives to financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. EBITDA, adjusted total debt and adjusted total capitalization, as presented, may not be comparable to similarly titled measures of other companies.

(3)	EBITDA represents net earnings before interest expense, income taxes, and depreciation and amortization. The following table reconciles EBITDA, as described above, to cash flows provided by operating activities as reflected in our consolidated statements of cash flows for the 28 weeks ended July 11, 2004 (unaudited) and the fiscal year ended December 28, 2003:

	28 Weeks	Fiscal Year
	Ended	Ended
	July 11,	December 28,
($ in thousands)	2004	2003
Cash flows provided by operating activities	$33,180	$67,626
Add:
Changes in working capital items excluding changes in accrued current income taxes and accrued interest	13,914	14,256

EBITDA	$47,094	$81,882

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

Critical Accounting Policies

     In our Annual Report on Form 10-K for the year ended December 28, 2003, we identified our critical accounting policies related to property and equipment, excess of cost over fair value of net assets acquired (goodwill), and impairment of long-lived assets. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 28 weeks of 2004, there have been no material changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

     The tables and discussion below set forth certain of our contractual obligations and commercial commitments at July 11, 2004. Other than the items listed and discussed below, no other material changes have occurred in the contractual obligations and commercial commitments disclosed in our Annual Report on Form 10-K for the year ended December 28, 2003.

	Payment Due by Period
Contractual		Less than 1	1-3	3-5	More than 5
Obligations	Total	Year	Years	Years	Years
	(in thousands)
Long-term debt	$148,154	$20	$46	$23,057	$125,031
Capitalized lease obligations (1)	48,070	12,640	20,635	12,438	2,357

	Amount of Commitment Expiration per Period
Other Commercial		Less than 1	1-3	3-5	More than 5
Commitments	Total Committed	Year	Years	Years	Years
	(in thousands)
Interest rate swaps (2)	$110,000	$—	$10,000	$—	$100,000

(1)	Capitalized lease obligations include the $4.5 million interest component.

(2)	These instruments reflect two separate swaps; one of which is a cash flow hedge for $10.0 million expiring in January 2006 and the other is a fair value hedge for $100.0 million related to our $125.0 million of 9% senior subordinated notes expiring in November 2013. See Note D to the unaudited consolidated financial statements.

     As discussed in Note G to the unaudited consolidated financial statements, during the first quarter of 2004, we entered into a third sale and leaseback transaction. This transaction, completed on December 30, 2003, involved the sale of six of our O’Charley’s restaurant properties for aggregate gross proceeds of approximately $12.1 million. The future minimum lease payments on the transaction completed in the first quarter of 2004 are as follows: $447,000 – 2004; $943,000 – 2005; $991,000 – 2006; $1,040,000 – 2007; $1,088,000 – 2008; $16,322,000 – thereafter. The deferred gain on the transaction completed in the first quarter was approximately $4.5 million.

Other Accounting Matters

     As discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 28, 2003, we account for our stock option plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. SFAS 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25 (“APB 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock on the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. We currently apply the provisions of APB 25 to account for our stock option plans. Stock options issued to date pursuant to our stock option plans have had no intrinsic value at the grant date, and under APB 25, no compensation cost is recognized for them. We have provided in Note B in the notes to the unaudited consolidated financial statements pro forma net earnings and pro forma earnings per share disclosures for employee stock compensation in the first quarter of 2004 and 2003 as if the fair-value-based method defined in SFAS 123 had been applied. As of July 11, 2004, we had outstanding options to purchase approximately 3.5 million shares of common stock at an average exercise price of $16.62 per share.

     The Financial Accounting Standards Board is considering changes to the accounting model for stock-based compensation. In the event that accounting rules associated with stock options were to change to require all entities to expense the fair value of stock options granted, our consolidated statement of earnings would be adversely impacted.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R was issued in December 2003 and replaced FASB Interpretation No. 46. We were required to adopt FIN 46R during the quarter ended April 18, 2004. The adoption of FIN 46R had no impact on our consolidated financial statements.

IMPACT OF INFLATION

     The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect our operations. We estimate that commodity cost inflation primarily in poultry, pork and cheese adversely affected our diluted earnings per share by approximately $0.08 in the second quarter of 2004 and approximately $0.17 in the first 28 weeks of 2004 as compared to the same prior year periods. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly coworkers. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. We are experiencing inflation in the cost of building materials of approximately 5% to 6%, which we believe is being caused by higher transportation costs. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

     As an additional method of managing our interest rate exposure, at certain times we enter into interest rate swap agreements. The swap agreement relating to our revolving credit facility requires us to pay a fixed interest rate payment on a notional amount and in exchange receive a floating rate payment calculated on the same amount over the same time period. The swap agreements relating to our $125 million senior subordinated notes requires us to pay a floating interest rate payment on a notional amount and in exchange receive a fixed rate payment calculated on the same amount over the same time period. The floating interest rates are generally based on LIBOR rates. At July 11, 2004, we had in effect $10.0 million in swaps at an average fixed rate of 5.6% which mature in January 2006 and $100.0 million in swaps based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9% which mature in November 2013.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during our fiscal quarter ended July 11, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of the Company’s employees and customers becoming infected. The Company worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when it became aware of this incident and cooperated fully with their directives and recommendations. The Company is aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to its Knoxville restaurant during the time of the outbreak. As of the date of this filing, the Company is also aware of 43 lawsuits that have been filed against it, all of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. To date, 24 of the cases have been consolidated for discovery purposes only.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on May 13, 2004. At the annual meeting, the shareholders elected three class II directors to hold office for a term of three years and until their successors are elected and qualified. The following table sets forth the votes cast for and withhold/abstain with respect to each of the director nominees:

Director	For	Withheld
William F. Andrews	17,376,776	570,900
John E. Stokely	17,234,566	713,110
H. Steve Tidwell	17,311,826	635,850

     In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

Name	Term Expires
Gregory L. Burns	2006
Steven J. Hislop	2006
Robert J. Walker	2006
Richard Reiss, Jr.	2005
G. Nicholas Spiva	2005
Shirley A. Zeitlin	2005
Dale W. Polley	2005

Item 5. Other Information

     On August 19, 2004, the Company announced that A. Chad Fitzhugh, the Company’s Chief Financial Officer, Secretary and Treasurer, had resigned and that it was anticipated that he will continue to serve in his current capacity during a transition period.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

No.	Description
10.1	Severance Agreement and General Release dated June 24, 2004 between William E. Hall, Jr. and O’Charley’s Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of A. Chad Fitzhugh, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On May 12, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Items 9 and 12) which contained its press release announcing the Company’s 2004 first fiscal quarter earnings results.

     On June 25, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Item 9) which contained its press release announcing management changes and the creation of a strategic planning group.

     On June 25, 2004, the Company furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Item 9) which contained its press release providing an update on its second quarter 2004 results.

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

O’Charley’s Inc. (Registrant)

Date: August 19, 2004	By:	/s/ Gregory L. Burns

Gregory L. Burns
Chairman and Chief Executive Officer

Date: August 19, 2004	By:	/s/ A. Chad Fitzhugh

A. Chad Fitzhugh
Chief Financial Officer, Secretary and Treasurer