Form 10-Q
period 2004-10-03
O CHARLEYS INC
filed 2004-11-12
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2004

Common Stock, no par value	21,370,475 shares

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended October 3, 2004

Index

Page No.
Part I - Financial Information
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Balance Sheets as of October 3, 2004 and December 28, 2003	3
Consolidated Statements of Earnings for the 12 weeks ended October 3, 2004 and October 5, 2003	4
Consolidated Statements of Earnings for the 40 weeks ended October 3, 2004 and October 5, 2003	5
Consolidated Statements of Cash Flows for the 40 weeks ended October 3, 2004 and October 5, 2003	6
Notes to unaudited consolidated financial statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35
Part II - Other Information
Item 1. Legal Proceedings	36
Item 6. Exhibits	36
Signatures	37
EX-10.1 FORM OF STOCK OPTION AGREEMENT
EX-10.2 FORM OF STOCK OPTION AGREEMENT
EX-10.3 FORM OF RESTRICTED STOCK AGREEMENT
EX-10.4 FORM OF RESTRICTED STOCK AGREEMENT
EX-10.5 FORM OF RESTRICTED STOCK AGREEMENT
EX-10.6 DEVELOPMENT AGREEMENT
EX-10.7 LIMITED LIABILITY COMPANY AGREEMENT
EX-10.8 REVOLVING LOAN AGREEMENT
EX-10.9 PROMISSORY NOTE
EX-10.10 DEVELOPMENT AGREEMENT
EX-10.11 LIMITED LIABILITY COMPANY AGREEMENT
EX-10.12 REVOLVING LOAN AGREEMENT
EX-10.13 PROMISSORY NOTE
EX-10.14 PROGRAM AGREEMENT
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 PFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 PFO CERTIFICATION

Part I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)

	October 3,	December 28,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$4,902	$9,574
Accounts receivable	9,680	8,049
Inventories	31,077	21,980
Deferred income taxes	3,814	3,405
Short-term notes receivable	120	3,070
Other current assets	6,377	3,426

Total current assets	55,970	49,504
Property and Equipment, net	444,830	429,361
Goodwill	93,074	93,069
Other Intangible Assets	25,921	25,921
Other Assets	21,908	22,380

Total Assets	$641,703	$620,235
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$21,049	$15,387
Accrued payroll and related expenses	18,045	11,608
Accrued expenses	22,294	18,494
Deferred revenue	5,796	15,442
Federal, state and local taxes	10,058	8,836
Current portion of long-term debt and capitalized leases	10,901	10,031

Total current liabilities	88,143	79,798
Deferred Income Taxes	8,279	6,940
Other Liabilities	36,973	30,764
Long-Term Debt, less current portion	152,582	165,145
Capitalized Lease Obligations, less current portion	30,109	34,453
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 22,597,367 in 2004 and 22,252,628 in 2003	176,188	170,008
Accumulated other comprehensive loss, net of tax	(297)	(519)
Unearned compensation	(3,357)	(2,351)
Retained earnings	153,083	135,997

Total shareholders’ equity	325,617	303,135

Total Liabilities and Shareholders’ Equity	$641,703	$620,235

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS
12 Weeks Ended October 3, 2004 and October 5, 2003
(In thousands, except per share data)

(Unaudited)

	2004	2003
Revenues:
Restaurant sales	$198,694	$180,528
Commissary sales	1,518	1,192
Franchise revenue	65	0

	200,277	181,720

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	60,952	54,646
Payroll and benefits	65,798	61,494
Restaurant operating costs	37,191	34,229
Cost of commissary sales	1,435	1,131
Advertising, general and administrative expenses	14,723	12,010
Depreciation and amortization, property and equipment	9,401	8,817
Pre-opening costs	1,579	1,579

	191,079	173,906

Income from Operations	9,198	7,814
Other Expense:
Interest expense, net	3,159	3,264
Other, net	98	25

	3,257	3,289

Earnings Before Income Taxes	5,941	4,525
Income Taxes	1,823	1,118

Net Earnings	$4,118	$3,407

Basic Earnings per Common Share:
Net earnings	$0.18	$0.15

Weighted average common shares outstanding	22,556	22,162

Diluted Earnings per Common Share:
Net earnings	$0.18	$0.15

Weighted average common shares outstanding	22,846	22,539

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS
40 Weeks Ended October 3, 2004 and October 5, 2003
(In thousands, except per share data)

(Unaudited)

	2004	2003
Revenues:
Restaurant sales	$663,344	$571,821
Commissary sales	5,766	4,197
Franchise revenue	65	0

	669,175	576,018

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	202,385	165,486
Payroll and benefits	222,937	190,124
Restaurant operating costs	120,509	105,124
Cost of commissary sales	5,446	3,954
Advertising, general and administrative expenses	47,940	40,517
Depreciation and amortization, property and equipment	30,107	27,423
Pre-opening costs	4,257	5,535

	633,581	538,163

Income from Operations	35,594	37,855
Other (Income) Expense:
Interest expense, net	10,250	10,425
Other, net	106	(98)

	10,356	10,327

Earnings Before Income Taxes	25,238	27,528
Income Taxes	8,152	9,112

Net Earnings	$17,086	$18,416

Basic Earnings per Common Share:
Net earnings	$0.76	$0.86

Weighted average common shares outstanding	22,431	21,507

Diluted Earnings per Common Share:
Net earnings	$0.75	$0.83

Weighted average common shares outstanding	22,802	22,222

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
40 Weeks Ended October 3, 2004 and October 5, 2003
(In thousands)
(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net earnings	$17,086	$18,416
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	30,107	27,423
Amortization of debt issuance costs	1,111	878
Amortization of deferred gain on sale and leaseback transactions	(812)	—
Expense related to equity-based compensation	1,821	543
Provision for deferred income taxes	788	3,299
Loss on the sale and disposal of assets	174	21
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,631)	(1,288)
Inventories	(9,097)	689
Other current assets	(2,951)	(2,995)
Accounts payable	5,662	5,411
Deferred revenue	(9,646)	(7,148)
Accrued payroll and related expenses, accrued expenses and federal, state and local taxes	13,478	(4,269)
Tax benefit derived from exercise of stock options	498	3,630

Net cash provided by operating activities	46,588	44,610

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(50,590)	(54,596)
Proceeds from the sale of assets	1,943	1,934
Change in note receivable	2,950	(120)
Acquisition of company, net of cash acquired	—	(114,271)
Other, net	1,299	434

Net cash used in investing activities	(44,398)	(166,619)

Cash Flows from Financing Activities:
Proceeds from long-term debt	4,454	241,563
Payments on long-term debt and capitalized lease obligations	(25,430)	(124,380)
Proceeds from sale and leaseback transactions	12,091	—
Debt issuance costs	(830)	(4,767)
Exercise of incentive stock options and issuances under stock purchase plan	2,853	4,457

Net cash (used in) provided by financing activities	(6,862)	116,873

Net Decrease in Cash and Cash Equivalents	(4,672)	(5,136)
Cash and Cash Equivalents at Beginning of the Period	9,574	8,311

Cash and Cash Equivalents at End of the Period	$4,902	$3,175

Supplemental disclosures:
Additions to capitalized lease obligations	$4,895	$16,778

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12 and 40 Weeks Ended October 3, 2004 and October 5, 2003

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

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
Weighted average common shares outstanding	22,556	22,162	22,431	21,507
Incremental stock option shares outstanding	290	377	371	715

Weighted average diluted common shares outstanding	22,846	22,539	22,802	22,222

          Options for approximately 1.8 million and 1.9 million shares were excluded from the 2004 and 2003 12-week diluted weighted average share calculation, respectively, due to the shares being anti-dilutive. Options for approximately 1.8 million and 1.3 million shares were excluded from the 2004 and 2003 40-week diluted weighted average share calculation, respectively, due to these shares being anti-dilutive.

          The Company has elected to continue to apply the intrinsic-value-based method of accounting pursuant to Accounting Principles Board Opinion 25, and has adopted only the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. The following table illustrates the effect on net earnings for the 12-week and 40-week periods ended October 3, 2004 and October 5, 2003 if the fair-value-based method had been applied to awards that were granted in each period:

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net earnings, as reported	$4,118	$3,407	$17,086	$18,416
Add stock-based employee compensation expense included in reported net earnings, net of tax	756	130	1,244	363
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,299)	(724)	(2,511)	(2,344)

Pro forma net earnings	$3,575	$2,813	$15,819	$16,435

Earnings per share:
Basic-as reported	$0.18	$0.15	$0.76	$0.86
Basic-pro forma	$0.16	$0.13	$0.71	$0.76
Diluted-as reported	$0.18	$0.15	$0.75	$0.83
Diluted-pro forma	$0.16	$0.12	$0.70	$0.74

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

          The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141 and, accordingly, the results of operations of Ninety Nine have been included in the Company’s consolidated financial statements from the date of acquisition. The Ninety Nine concept is being operated through indirect wholly-owned subsidiaries of the Company. The Company attributes the goodwill shown below to the long-term historical financial performance and the anticipated future performance of Ninety Nine. The final purchase price allocation, which includes additional transaction costs of approximately $45,000 paid through the first anniversary of the date of the transaction, to the acquired net assets is as follows (in thousands):

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

          The following unaudited pro forma condensed results of operations for the 40 weeks ended October 5, 2003 give effect to the acquisition of Ninety Nine as if such transaction had occurred at the beginning of fiscal 2003. The results of operations for the 12 weeks ended October 5, 2003 include the results of Ninety Nine for the entire period.

40 Weeks
Ended
October 5,
Unaudited Pro Forma Earnings:	2003
(in thousands, except per share data)
Total revenues	$592,201
Earnings before income taxes	$27,911
Net earnings	$18,666

Basic earnings per share
Net earnings	$0.84

Basic weighted average common shares outstanding	22,095

Diluted earnings per share
Net earnings	$0.82

Diluted weighted average common shares outstanding	22,810

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

D. DERIVATIVE INSTRUMENTS

          At October 3, 2004, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $110 million, $10 million of which effectively converts an equal portion of the Company’s revolver debt from a floating rate to a fixed rate and $100 million of which effectively converts an equal portion of the fixed-rate indebtedness related to the $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow and fair value fluctuations due to changes in market interest rates as well as to maintain an appropriate mix of fixed and floating rate debt.

          The fair value of the Company’s cash flow hedges at October 3, 2004 is a liability of $400,000 compared to a liability of approximately $764,000 at December 28, 2003, which is included in other long-term liabilities on the unaudited consolidated balance sheets. The fair value adjustment resulted in the recognition of an unrealized loss of $222,000, net of related income taxes of $142,000, in accumulated other comprehensive loss in shareholders’ equity in the accompanying unaudited consolidated balance sheet in 2004.

E. COMPREHENSIVE INCOME

          Comprehensive income consists of net earnings and other comprehensive income items attributable to unrealized gains or losses on derivative financial instruments designated as cash flow hedges. The components of total comprehensive income for all periods presented are as follows:

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
		(in thousands)
Net earnings	$4,118	$3,407	$17,086	$18,416
Other comprehensive income, net of tax	45	180	222	303

Total comprehensive income	$4,163	$3,587	$17,308	$18,719

F. RESTRICTED STOCK GRANTS

          In the first quarter of 2002, the Company granted approximately 84,000 restricted stock units to certain executive officers and members of senior management. The 2003 restricted stock unit tranche did not vest due to the Company’s earnings being below the established performance criteria. The Company has recognized approximately $82,000 and $330,000 of compensation cost in the 12- and 40-week periods ended October 3, 2004, respectively, associated with the 2004 restricted stock unit tranche.

          During the first quarter of 2003, the Company granted approximately 135,000 shares of restricted stock to certain executives and members of senior management. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week periods ended October 3, 2004 and October 5, 2003 approximated $109,000 and $194,000, respectively. Compensation cost related to these awards recognized by the Company in the 40-week periods ended October 3, 2004 and October 5, 2003 approximated $328,000 and $543,000, respectively.

          The following table sets forth the restricted stock awards granted during the first 40 weeks of 2004.

	Approximate	Value Charged to
	Number of	Common Stock in
Grant Date	Shares Granted	2004	Vesting Schedule
February 3, 2004 (1)	42,000	$750,000	Immediate to seven years following the grant date (fixed plan accounting)
May 12, 2004 (2)	168,000	336,000	Based upon cumulative growth in earnings per share over the next four years. (variable plan accounting)
May 12, 2004 (3)	16,000	300,000	Immediate to four years following the grant date (fixed plan accounting)
May 13, 2004 (4)	29,000	543,000	Three equal annual installments on the date of each of the next three annual meetings of shareholders (fixed plan accounting)
August 31, 2004 (5)	24,000	385,000	Immediate to five years following the grant date (fixed plan accounting)

(1)	In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting. Fixed plan accounting for stock-based compensation requires that, upon issuance of restricted stock awards, unearned compensation be charged to shareholders’ equity for the fair value of the restricted stock at the grant date, and recognized as compensation expense ratably over the vesting periods, as applicable. Compensation cost related to these restricted stock awards recognized by the Company during the 12- and 40-week periods ended October 3, 2004 approximated $24,000 and $114,000, respectively.

(2)	The vesting targets for these awards are based upon cumulative growth in earnings per share over the next four years. If the cumulative annual performance targets are achieved, up to 18.75% of the awards may vest in each of the first, second and third years and all unvested amounts may vest upon meeting the cumulative performance target in the fourth year. Any unvested amounts at the end of the fourth year will automatically be forfeited. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. With respect to these awards, the Company uses variable plan accounting which requires the Company to recognize the intrinsic value of the award measured at the end of each reporting period over the life of the award as it is earned. Since this award can only be settled in stock, common stock is credited as the award value is recognized in expense over the vesting period. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week and 40-week periods ended October 3, 2004 was approximately $180,000 and $336,000, respectively.

(3)	The grantees’ rights in these shares of restricted stock shall become fully vested on dates varying from immediately to four years following the grant date. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to be employed by the Company in the same position the individual held on the date of the grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting as described above. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week and 40-week periods ended October 3, 2004 was approximately $44,000.

(4)	Compensation cost related to these restricted stock awards recognized by the Company during the 12-week and 40-week periods ended October 3, 2004 was approximately $72,000.

(5)	The grantees’ rights in the restricted stock shall become fully vested on dates varying from immediately to five years following the grant date. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting as described above. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week period ended October 3, 2004 approximated $39,000.

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

          The Company recognized a gain of approximately $16.9 million on the sale and leaseback transactions completed in fiscal 2003. The deferred gain on the transaction completed in the first quarter of 2004 was approximately $4.5 million. These gains are being deferred and amortized over the 20-year lease term and are reflected in Other Liabilities in the accompanying unaudited consolidated balance sheets.

          The future minimum lease payments on the transaction completed in the first quarter of 2004 are as follows: $224,000 – 2004; $943,000 – 2005; $991,000 – 2006; $1,040,000 – 2007; $1,088,000 – 2008; $16,322,000 – thereafter.

H. LEGAL PROCEEDINGS

          In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of the Company’s employees and customers becoming infected. The Company worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when it became aware of this incident and cooperated fully with their directives and recommendations. The Company is aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to its Knoxville restaurant during the time of the outbreak. As of the date of this filing, the Company is also aware of 57 lawsuits that have been filed against it, all but one of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. To date, 50 of the cases have been consolidated for discovery purposes only.

          Each of the Knox County Health Department, the Centers for Disease Control and Prevention and the Food and Drug Administration have tentatively associated the outbreak of the Hepatitis A virus to eating green onions (scallions).

          While the Company intends to vigorously defend the litigation that has been filed against it, the Company is not able to predict the outcome of the litigation that has been filed against it or that may be filed against it in the future relating to the Hepatitis A outbreak or the amounts that it may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against it. The Company has liability insurance; however, there can be no assurance that insurance will be sufficient to cover the Company’s ultimate loss or liability. The Company has submitted a claim pursuant to its insurance coverage for this type of loss. At this point, the Company cannot reasonably estimate the value of any potential settlement of this claim or the timing thereof. If the Company suffers losses or liabilities in excess of its insurance coverage, there could be a material adverse effect on its results of operations and financial condition.

I. JOINT VENTURES AND FRANCHISE FINANCING ARRANGEMENT

          In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture arrangements to develop and operate O’Charley’s restaurants. For any franchisee in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of its debt and obligations.

          On November 11, 2004, the Company entered into a Program Agreement with GE Capital Franchise Finance Corporation. Under the terms of the Program Agreement, GE Capital Franchise Finance Corporation will provide financing to certain qualified franchisees of the Company’s O’Charley’s restaurants (typically those in which the Company has an ownership interest) in a maximum aggregate amount of $75,000,000. Such financing may be used to fund the acquisition, construction and installation of the land, building and equipment for new O’Charley’s restaurants opened by such franchisees or to fund a franchisee’s acquisition from the Company of the land, building and equipment for existing O’Charley’s restaurants. Under the program, financing will be provided in the maximum amount of $2.5 million per location or 80% of the total acquisition and construction costs relating to each restaurant, whichever is less.

          In consideration of the lender’s agreement to make financing available under the program to certain of the Company’s franchisees, the Company has agreed, subject to limitations, to guarantee payment to the lender of any ultimate net losses it may suffer in connection with loans under the program. The Company’s maximum liability under such ultimate net loss guarantee is equal to the lesser of 20% of the sum of the original funded principal balances of all loans under the program and $15 million. In addition to the ultimate net loss guarantee, the Company has agreed to purchase any such loans that have been declared in default by the lender if the sum of the original funded principal balances of all loans under the program is less than $10 million. Subject to certain exceptions, the Company’s guarantee of loans under the program shall remain in effect for as long as the loans are oustanding.

          To date, the Company has entered into two joint ventures for the development of O’Charley’s restaurants. On August 20, 2004, the Company entered into a joint venture for the development of ten O’Charley’s restaurants in certain markets in Louisiana. Under the terms of the Limited Liability Company Agreement for the Louisiana joint venture, ownership of the joint venture entity is shared equally between the Company and Kurt Strang, the Company’s joint venture partner. Mr. Strang was formerly the Company’s Regional Vice President of Operations. The joint venture entity is managed by a Board of Managers composed of two individuals designated by the joint venture partner and two individuals designated by the Company. The joint venture partner is required to make capital contributions in the aggregate amount of $500,000 to the joint venture entity and the Company has agreed to make loans to the joint venture entity in the maximum principal amount of $750,000. The loan is secured by substantially all of the assets of the joint venture entity and is personally guaranteed by the joint venture partner.

          In the event that the joint venture entity has opened three restaurants in accordance with the Development Agreement, is not in default of any franchise agreement with the Company or the Limited Liability Company Agreement and has received a commitment to finance the remaining restaurants to be developed under the Development Agreement on terms reasonably satisfactory to the Company, the joint venture partner will have, for a certain period of time, the right to purchase the Company’s membership interest in the joint venture entity upon the payment of certain amounts to the Company and the satisfaction of certain conditions, including repaying all amounts outstanding under the Revolving Loan Agreement and obtaining a release of the Company’s guaranty of any debt or other obligations of the joint venture entity. In the event that the joint venture partner does not exercise its option to purchase the Company’s membership interest in the joint venture entity, the joint venture partner is not entitled to exercise its option to purchase the Company’s membership interest or the Company has terminated the Development Agreement or any franchise agreement in accordance with their terms, the Company will have the right, for a certain period of time, to purchase the joint venture partner’s membership interest in the joint venture entity. In order to exercise such option, the Company will be required to pay certain amounts to the joint venture partner and obtain a release of his guaranty of any debt of the joint venture entity.

          On November 8, 2004, the Company entered into a second joint venture for the development of ten O’Charley’s restaurants in certain markets in Wisconsin. Under the terms of the Limited Liability Company Agreement for the Wisconsin joint venture, ownership of the joint venture entity is shared equally between the Company and Wi-Tenn Investors, LLC, the Company’s joint venture partner. The joint venture entity is managed by a Board of Managers composed of two individuals designated by the joint venture partner and two individuals designated by the Company. The joint venture partner is required to make capital contributions in the aggregate amount of $500,000 to the joint venture entity and the Company has agreed to make loans to the joint venture entity in the maximum principal amount of $750,000. The loan is secured by substantially all of the assets of the joint venture entity.

          In the event that the joint venture entity has opened three restaurants in accordance with the Development Agreement, is not in default of any franchise agreement with the Company or the Limited Liability Company Agreement and has received a commitment to finance the remaining restaurants to be developed under the Development Agreement on terms reasonably satisfactory to the Company, the joint venture partner will have, for a certain period of time, the right to purchase the Company’s membership interest in the joint venture entity upon the payment of certain amounts to the Company and the satisfaction of certain conditions, including repaying all amounts outstanding under the Revolving Loan Agreement and obtaining a release of the Company’s guaranty of any debt or other obligations of the joint venture entity. In the event that the joint venture partner does not exercise its option to purchase the Company’s membership interest in the joint venture entity, the joint venture partner is not entitled to exercise its option to purchase the Company’s membership interest or the Company has terminated the Development Agreement or any franchise agreement in accordance with their terms, the Company will have the right, for a certain period of time, to purchase the joint venture partner’s membership interest in the joint venture entity. In order to exercise such option, the Company will be required to pay certain amounts to the joint venture partner and obtain a release of the joint venture partner’s guaranty of any debt of the joint venture entity.

          Under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51, the results of operations of the joint venture entities will be consolidated with the Company’s results for financial reporting purposes.

J. RECENT ACCOUNTING PRONOUNCEMENTS

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

K. SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

          In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9% senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of October 3, 2004 and December 28, 2003 and for the 12 and 40 weeks ended October 3, 2004 and October 5, 2003.

Consolidating Balance Sheet
As of October 3, 2004

(Unaudited)

			Minor Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
		(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,152	$1,300	$450	$4,902
Accounts receivable	4,440	5,240	—	9,680
Intercompany (payables) receivables	(123,021)	126,557	(3,536)	—
Inventories	3,280	27,797	—	31,077
Deferred income taxes	3,430	384	—	3,814
Short-term notes receivable	120	—	—	120
Other current assets	1,963	4,174	240	6,377

Total current assets	(106,636)	165,452	(2,846)	55,970
Property and Equipment, net	348,701	96,129	—	444,830
Goodwill	—	93,074	—	93,074
Other Intangible Assets	—	25,921	—	25,921
Other Assets	217,668	24,496	(220,256)	21,908

Total Assets	$459,733	$405,072	$(223,102)	$641,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,117	$11,734	$(3,802)	$21,049
Accrued payroll and related expenses	11,793	6,245	7	18,045
Accrued expenses	12,254	10,069	(29)	22,294
Deferred revenue	2,952	2,844	—	5,796
Federal, state and local taxes	(5,840)	15,882	16	10,058
Current portion of long-term debt and capitalized leases	10,548	353	—	10,901

Total current liabilities	44,824	47,127	(3,808)	88,143
Deferred Income Taxes	8,694	(415)	—	8,279
Other Liabilities	25,804	10,294	875	36,973
Long-Term Debt, less current portion	168,342	—	(15,760)	152,582
Capitalized Lease Obligations, less current portion	28,394	1,715	—	30,109
Shareholders’ Equity:
Common stock	175,736	168,474	(168,022)	176,188
Accumulated other comprehensive loss, net of tax	(297)	—	—	(297)
Unearned compensation	(3,284)	—	(73)	(3,357)
Retained earnings	11,520	177,877	(36,314)	153,083

Total shareholders’ equity	183,675	346,351	(204,409)	325,617

Total Liabilities and Shareholders’ Equity	$459,733	$405,072	$(223,102)	$641,703

Consolidating Balance Sheet
As of December 28, 2003

			Minor Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
		(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,946	$6,628	$—	$9,574
Accounts receivable	3,190	4,859	—	8,049
Intercompany (payables) receivables	(116,014)	119,649	(3,635)	—
Inventories	3,460	18,520	—	21,980
Deferred income taxes	3,021	384	—	3,405
Short-term notes receivable	3,070	—	—	3,070
Other current assets	1,394	1,916	116	3,426

Total current assets	(98,933)	151,956	(3,519)	49,504
Property and Equipment, net	343,641	85,719	1	429,361
Goodwill	—	93,069	—	93,069
Other Intangible Assets	—	25,921	—	25,921
Other Assets	218,985	23,628	(220,233)	22,380

Total Assets	$463,693	$380,293	$(223,751)	$620,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,841	$12,306	$(3,760)	$15,387
Accrued payroll and related expenses	7,550	4,058	—	11,608
Accrued expenses	9,419	9,107	(32)	18,494
Deferred revenue	7,277	8,164	1	15,442
Federal, state and local taxes	(3,063)	11,900	(1)	8,836
Current portion of long-term debt and capitalized leases	9,691	340	—	10,031

Total current liabilities	37,715	45,875	(3,792)	79,798
Deferred Income Taxes	7,355	(415)	—	6,940
Other Liabilities	22,033	8,605	126	30,764
Long-Term Debt, less current portion	180,906	—	(15,761)	165,145
Capitalized Lease Obligations, less current portion	32,442	2,010	1	34,453
Shareholders’ Equity:
Common stock	169,629	168,469	(168,090)	170,008
Accumulated other comprehensive loss, net of tax	(519)	—	—	(519)
Unearned compensation	(2,351)	—	—	(2,351)
Retained earnings	16,483	155,749	(36,235)	135,997

Total shareholders’ equity	183,242	324,218	(204,325)	303,135

Total Liabilities and Shareholders’ Equity	$463,693	$380,293	$(223,751)	$620,235

Consolidating Statement of Earnings
12 Weeks Ended October 3, 2004

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
		(in thousands)
Revenues:
Restaurant sales	$120,968	$73,939	$3,787	$198,694
Commissary sales	—	43,906	(42,388)	1,518
Franchise revenue	65	—	—	65

	121,033	117,845	(38,601)	200,277
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	38,665	23,038	(751)	60,952
Payroll and benefits	41,617	23,480	701	65,798
Restaurant operating costs	21,903	14,340	948	37,191
Cost of commissary sales	—	41,491	(40,056)	1,435
Advertising, general and administrative expenses	670	14,053	—	14,723
Depreciation and amortization, property and equipment	6,986	2,414	1	9,401
Pre-opening costs	737	768	74	1,579

	110,578	119,584	(39,083)	191,079

Income (Loss) from Operations	10,455	(1,739)	482	9,198
Other (Income) Expense:
Interest expense, net	2,952	207	—	3,159
Other, net	12,080	(11,982)	—	98

	15,032	(11,775)	—	3,257

(Loss) Earnings Before Income Taxes	(4,577)	10,036	482	5,941
Income Tax (Benefit) Expense	(1,439)	2,884	378	1,823

Net (Loss) Earnings	$(3,138)	$7,152	$104	$4,118

Consolidating Statement of Earnings
12 Weeks Ended October 5, 2003

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
		(in thousands)
Revenues:
Restaurant sales	$109,069	$64,831	$6,628	$180,528
Commissary sales	—	39,808	(38,616)	1,192

	109,069	104,639	(31,988)	181,720
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	34,286	19,616	744	54,646
Payroll and benefits	38,507	21,500	1,487	61,494
Restaurant operating costs	20,373	12,032	1,824	34,229
Cost of commissary sales	—	37,722	(36,591)	1,131
Advertising, general and administrative expenses	558	11,451	1	12,010
Depreciation and amortization, property and equipment	6,455	2,362	—	8,817
Pre-opening costs	1,232	347	—	1,579

	101,411	105,030	(32,535)	173,906

Income (Loss) from Operations	7,658	(391)	547	7,814
Other (Income) Expense:
Interest expense, net	3,087	177	—	3,264
Other, net	10,892	(10,867)	—	25

	13,979	(10,690)		3,289

(Loss) Earnings Before Income Taxes	(6,321)	10,299	547	4,525
Income Tax (Benefit) Expense	(2,098)	3,049	167	1,118

Net (Loss) Earnings	$(4,223)	$7,250	$380	$3,407

Consolidating Statement of Earnings
40 Weeks Ended October 3, 2004

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
		(in thousands)
Revenues:
Restaurant sales	$405,888	$244,382	$13,074	$663,344
Commissary sales	—	147,232	(141,466)	5,766
Franchise revenue	65	—	—	65

	405,953	391,614	(128,392)	669,175
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	128,553	76,255	(2,423)	202,385
Payroll and benefits	142,050	78,528	2,359	222,937
Restaurant operating costs	70,148	47,079	3,282	120,509
Cost of commissary sales	—	139,054	(133,608)	5,446
Advertising, general and administrative expenses	2,403	45,537	—	47,940
Depreciation and amortization, property and equipment	22,358	7,749	—	30,107
Pre-opening costs	2,975	1,207	75	4,257

	368,487	395,409	(130,315)	633,581

Income (Loss) from Operations	37,466	(3,795)	1,923	35,594
Other (Income) Expense:
Interest expense, net	9,535	715	—	10,250
Other, net	40,457	(40,351)	—	106

	49,992	(39,636)	—	10,356

(Loss) Earnings Before Income Taxes	(12,526)	35,841	1,923	25,238
Income Tax (Benefit) Expense	(4,046)	11,452	746	8,152

Net (Loss) Earnings	$(8,480)	$24,389	$1,177	$17,086

O’CHARLEY’S INC.
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
40 Weeks Ended October 5, 2003
(In thousands)
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
Revenues
Restaurant sales	$356,997	$198,334	$16,490	$571,821
Commissary sales	—	121,630	(117,433)	4,197

Total sales	356,997	319,964	(100,943)	576,018

Costs and expenses
Cost of sales
Cost of food and beverage	106,045	59,330	111	165,486
Payroll and benefits	121,811	64,632	3,681	190,124
Restaurant operating costs	62,823	37,834	4,467	105,124
Cost of commissary sales	—	114,587	(110,633)	3,954
Advertising, general and administrative expenses	1,938	38,579	—	40,517
Depreciation and amortization, property and equipment	20,613	6,810	—	27,423
Pre-opening costs	4,551	984	—	5,535

Total expenses	317,781	322,756	(102,374)	538,163

Income from operations	39,216	(2,792)	1,431	37,855
Other (Income) Expense
Interest expense, net	9,843	582	—	10,425
Other, net	35,448	(35,546)	—	(98)

	45,291	(34,964)	—	10,327
Earnings (Loss) Before Income Taxes	(6,075)	32,172	1,431	27,528
Income Taxes	(2,012)	10,650	474	9,112

Net (Loss) Earnings	$(4,063)	$21,522	$957	$18,416

Consolidating Statement of Cash Flows
40 Weeks Ended October 3, 2004

(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
		(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$(8,480)	$24,389	$1,177	$17,086
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	22,358	7,749	—	30,107
Amortization of debt issuance costs	1,111	—	—	1,111
Amortization of deferred gain on sale and leaseback transactions	(812)	—	—	(812)
Expense related to equity-based compensation	1,821	—	—	1,821
Provision for deferred income taxes	788	—	—	788
Loss (gain) on the sale and disposal of assets	175	(1)	—	174
Changes in assets and liabilities:
Accounts receivable	(1,249)	(382)	—	(1,631)
Inventories	180	(9,276)	(1)	(9,097)
Other current assets	(569)	(2,258)	(124)	(2,951)
Accounts payable	6,275	(573)	(40)	5,662
Deferred revenue	(4,326)	(5,321)	1	(9,646)
Accrued payroll and related expenses, accrued expenses and federal, state and local taxes	5,451	8,002	25	13,478
Tax benefit derived from exercise of stock options	498	—	—	498

Net cash provided by operating activities	23,221	22,329	1,038	46,588

Cash Flows from Investing Activities:
Capital expenditures for property and equipment	(32,417)	(18,173)	—	(50,590)
Proceeds from the sale of assets	1,928	15	—	1,943
Change in note receivable	2,950	—	—	2,950
Other, net	11,386	(9,499)	(588)	1,299

Net cash used in investing activities	(16,153)	(27,657)	(588)	(44,398)

Cash Flows from Financing Activities:
Proceeds from long-term debt	4,454	—	—	4,454
Payments on long-term debt and capitalized lease obligations	(25,430)	—	—	(25,430)
Proceeds from sale and leaseback transactions	12,091	—	—	12,091
Debt issuance costs	(830)	—	—	(830)
Exercise of incentive stock options and issuances under stock purchase plan	2,853	—	—	2,853

Net cash used in financing activities	(6,862)	—	—	(6,862)

Net (Decrease) Increase in Cash and Cash Equivalents	206	(5,328)	450	(4,672)
Cash and Cash Equivalents at Beginning of the Period	2,946	6,628	—	9,574

Cash and Cash Equivalents at End of the Period	$3,152	$1,300	$450	$4,902

O’CHARLEY’S INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
40 Weeks Ended October 5, 2003
(In thousands)
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
Cash Flows from Operating Activities:
Net (loss) earnings	$(4,063)	$21,522	$957	$18,416
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment	20,613	6,810	—	27,423
Amortization of debt issuance costs	878	—	—	878
Expense related to equity-based compensation	—	543	—	543
Deferred income taxes	3,299	—	—	3,299
Loss (gain) on the sale and involuntary conversion of assets	25	(4)	—	21
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(805)	(483)	—	(1,288)
Inventories	(425)	1,114	—	689
Other current assets	(1,081)	(1,913)	(1)	(2,995)
Accounts payable	(1,156)	3,107	3,460	5,411
Deferred revenue	(4,488)	(2,660)	—	(7,148)
Accrued payroll and related expenses, accrued expenses and federal, state and local taxes	(8,760)	4,558	(67)	(4,269)
Tax benefit derived from exercise of stock options	3,630	—	—	3,630

Net cash provided by operating activities	7,667	32,594	4,349	44,610

Cash Flows from Investing Activities
Capital expenditures for property and equipment	(42,884)	(11,992)	280	(54,596)
Proceeds from the sale of assets	1,930	4	—	1,934
Acquisition of company, net of cash acquired	—	—	(114,271)	(114,271)
Change in note receivable	(120)	—	—	(120)
Other, net	(121,243)	(29,118)	150,795	434
Stock issued for purchase of company	41,153	—	(41,153)	—

Net cash used in investing activities	(121,164)	(41,106)	(4,349)	(166,619)

Cash Flows from Financing Activities:
Proceeds from long-term debt	241,563	—	—	241,563
Payments on long-term debt and capitalized lease obligations	(124,380)	—	—	(124,380)
Debt issuance costs	(4,767)	—	—	(4,767)
Exercise of incentive stock options and issuances under stock purchase plan	4,457	—	—	4,457

Net cash provided by financing activities	116,873	—	—	116,873

Net Increase (Decrease) in Cash and Cash Equivalents	3,376	(8,512)	—	(5,136)
Cash and Cash Equivalents at Beginning of the Period	3,292	5,019	—	8,311

Cash and Cash Equivalents at End of the Period	$6,668	$(3,493)	$—	$3,175

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, our ability to successfully implement sales building initiatives at the O’Charley’s concept and increase same restaurant sales; the effect that any increases in food, labor and other expenses, including those associated with the sales building initiatives, may have on our results of operations; the ability to successfully integrate the Ninety Nine Restaurant & Pub acquisition; the possible adverse effect that the conflict in Iraq or other hostilities may have on our results of operations; the possible adverse effect on our sales of any decrease in consumer spending; the effect of increased competition; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Introduction

     We are a leading casual dining restaurant company operating three restaurant concepts under the “O’Charley’s,” “Ninety Nine Restaurant and Pub” and “Stoney River Legendary Steaks” trade names. Our primary concepts, O’Charley’s and Ninety Nine, are leading casual dining concepts in their respective operating markets. As of October 3, 2004, we owned and operated 219 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 95 Ninety Nine restaurants in seven Northeastern states, and six Stoney River restaurants in the Southeast and Midwest. As of October 3, 2004, we had one franchised O’Charley’s restaurant located in Michigan.

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

     During the first quarter of 2004, we introduced the third phase of our sales-building initiatives which was designed to maintain the customer visit momentum established in 2003, while improving the overall check average and same restaurant sales. During the third quarter of 2004, our same restaurant sales increased 2.8%, which included customer visit increases of 2.4%. We attribute the favorable comparisons in the quarter to the continuation of the third phase of our sales-building initiatives, coupled with favorable comparisons in 2003 as customer counts during the third quarter of 2003 were down 1.3%. During the 12 weeks ended October 3, 2004, the average check increased approximately 0.3% compared to the same prior-year period, improving sequentially from a decrease in each of the previous four quarters. We believe evolutionary changes in our menu supported with limited-time promotions will broaden our customer base, appeal to core customers and positively affect our margins. We expect the third phase of the sales-building initiatives to be longer in term and broader in scope than the prior two phases, which lasted approximately four months. While these initiatives are currently meeting our sales-building expectations, there can be no assurance they will result in a sustained improvement in customer visits or in same restaurant sales.

Commodity Costs

     During the third quarter of 2004, we continued to experience higher food costs, a trend that began during the second quarter of 2003. We estimate that food cost inflation, as compared to the same prior-year period, was approximately 3% in the third quarter of 2004, consisting primarily of higher poultry, pork and cheese costs. During 2003 and the first 40 weeks of 2004, poultry represented, on average, approximately 10% to 12% of our cost of food and beverage. During the third quarter of 2004, our price of purchasing poultry was approximately 15% higher compared to the same prior-year period. We have not historically entered into contracts to fix poultry prices and, accordingly, are subject to weekly market price fluctuations. We expect overall commodity inflation to be in the 1% to 2% range in the fourth quarter of 2004 as compared to the same prior-year period. We estimate that commodity cost inflation adversely affected our diluted earnings per share by approximately $0.05 in the third quarter of 2004 and approximately $0.22 in the first 40 weeks of 2004 as compared to the same prior year periods. We are continuing to look into new ways to reduce our food cost and to manage the impact that commodity costs have on us, without sacrificing quality. We have begun to freeze chicken tenders as well as to process and re-package more of our poultry-related products in order to capitalize on price fluctuations. We feel that these steps will assist us in better managing the fluctuations in commodities.

Restaurant Development

     Historically, we have grown the O’Charley’s concept by a combination of opening new stores and increasing same restaurant sales. Prior to 2003, the growth in new stores had typically been in the 15% to 20% range year-over-year. During 2003, we opened 26 new stores and closed two stores. This represented an increase of approximately 13% over 2002. In 2004, we reduced our planned growth rate of our O’Charley’s concept to approximately 7%, in order to better focus on our sales-building initiatives in our existing O’Charley’s restaurants as well as to focus on brand development in new expansion markets. We intend to open 15 O’Charley’s restaurants by the end of 2004, six of which opened during the first quarter of 2004, four of which opened during the second quarter of 2004 and three of which opened in the third quarter of 2004. During 2004, we developed 12 prototypical O’Charley’s restaurants that seat approximately 275 customers, and that require, on average, a total invested capital of approximately $2.5 million per restaurant. The other three stores that we have developed are smaller restaurants with fewer seats and require less invested capital than our larger restaurants. We are experiencing inflation in the cost of building materials of approximately 5% to 6%, which we believe is being caused by higher transportation costs. The O’Charley’s restaurants developed in 2004 are located in existing markets.

     We intend to open up to 12 Ninety Nine restaurants by the end of 2004, two of which opened during the first quarter of 2004, two of which opened during the second quarter of 2004 and four of which opened during the third quarter of 2004. During 2004, five of the 12 new Ninety Nine restaurants are prototypical, free-standing buildings of approximately 5,800 square feet in size with seating for approximately 190 customers. The remaining seven restaurants have been developed through remodeling traditional restaurant locations in the style of the prototype restaurant. On average, the total invested capital of a prototypical Ninety Nine restaurant is approximately $2.2 million. The Ninety Nine restaurants developed in 2004 are located in existing markets.

Hurricane Ivan

     During the third quarter of 2004, 62 of our O’Charley’s restaurants, or approximately 28% of our O’Charley’s restaurants, were affected by Hurricane Ivan. We estimate the negative earnings impact from the combination of lost sales and reparations after the storm was approximately $600,000 before tax, or approximately $0.02 per diluted share. All of these stores have substantially recovered from this tragedy and are back to normal operating capacity.

Joint Ventures and Franchise Financing Arrangement

     In connection with our franchising initiative, we may from time to time enter into joint venture arrangements to develop and operate O’Charley’s restaurants. For any franchisee in which we have an ownership interest, we may make loans to the joint venture entity and/or guarantee certain of its debt and obligations.

     On November 11, 2004, we entered into a Program Agreement with GE Capital Franchise Finance Corporation. Under the terms of the Program Agreement, GE Capital Franchise Finance Corporation will provide financing to certain qualified franchisees of our O’Charley’s restaurants (typically those in which we have an ownership interest) in a maximum aggregate amount of $75,000,000. Such financing may be used to fund the acquisition, construction and installation of the land, building and equipment for new O’Charley’s restaurants opened by such franchisees or to fund a franchisee’s acquisition from us of the land, building and equipment for existing O’Charley’s restaurants. Under the program, financing will be provided in the maximum amount of $2.5 million per location or 80% of the total acquisition and construction costs relating to each restaurant, whichever is less.

     In consideration of the lender’s agreement to make financing available under the program to certain of our franchisees, we have agreed, subject to limitations, to guarantee payment to the lender of any ultimate net losses it may suffer in connection with loans under the program. Our maximum liability under such ultimate net loss guarantee is equal to the lesser of 20% of the sum of the original funded principal balances of all loans under the program and $15 million. In addition to the ultimate net loss guarantee, we have agreed to purchase any such loans that have been declared in default by the lender if the sum of the original funded principal balances of all loans under the program is less than $10 million. Subject to certain exceptions, our guarantee of loans under the program shall remain in effect for as long as the loans are outstanding.

     To date, we have entered into two joint ventures for the development of O’Charley’s restaurants. On August 20, 2004, we entered into a joint venture for the development of ten O’Charley’s restaurants in certain markets in Louisiana. Under the terms of the Limited Liability Company Agreement for the Louisiana joint venture, ownership of the joint venture entity is shared equally between us and Kurt Strang, our joint venture partner. Mr. Strang was formerly our Regional Vice President of Operations. The joint venture entity is managed by a Board of Managers composed of two individuals designated by the joint venture partner and two individuals designated by us. The joint venture partner is required to make capital contributions in the aggregate amount of $500,000 to the joint venture entity and we have agreed to make loans to the joint venture entity in the maximum principal amount of $750,000. The loan is secured by substantially all of the assets of the joint venture entity and is personally guaranteed by the joint venture partner.

     In the event that the joint venture entity has opened three restaurants in accordance with the Development Agreement, is not in default of any franchise agreement with us or the Limited Liability Company Agreement and has received a commitment to finance the remaining restaurants to be developed under the Development Agreement on terms reasonably satisfactory to us, the joint venture partner will have, for a certain period of time, the right to purchase our membership interest in the joint venture entity upon the payment of certain amounts to us and the satisfaction of certain conditions, including repaying all amounts outstanding under the Revolving Loan Agreement and obtaining a release of our guaranty of any debt or other obligations of the joint venture entity. In the event that the joint venture partner does not exercise its option to purchase our membership interest in the joint venture entity, the joint venture partner is not entitled to exercise its option to purchase our membership interest or we have terminated the Development Agreement or any franchise agreement in accordance with their terms, we will have the right, for a certain period of time, to purchase the joint venture partner’s membership interest in the joint venture entity. In order to exercise such option, we will be required to pay certain amounts to the joint venture partner and obtain a release of his guaranty of any debt of the joint venture entity.

     On November 8, 2004, we entered into a second joint venture for the development of ten O’Charley’s restaurants in certain markets in Wisconsin. Under the terms of the Limited Liability Company Agreement for the Wisconsin joint venture, ownership of the joint venture entity is shared equally between us and Wi-Tenn Investors, LLC, our joint venture partner. The joint venture entity is managed by a Board of Managers composed of two individuals designated by the joint venture partner and two individuals designated by us. The joint venture partner is required to make capital contributions in the aggregate amount of $500,000 to the joint venture entity and we have agreed to make loans to the joint venture entity in the maximum principal amount of $750,000. The loan is secured by substantially all of the assets of the joint venture entity.

     In the event that the joint venture entity has opened three restaurants in accordance with the Development Agreement, is not in default of any franchise agreement with us or the Limited Liability Company Agreement and has received a commitment to finance the remaining restaurants to be developed under the Development Agreement on terms reasonably satisfactory to us, the joint venture partner will have, for a certain period of time, the right to purchase our membership interest in the joint venture entity upon the payment of certain amounts to us and the satisfaction of certain conditions, including repaying all amounts outstanding under the Revolving Loan Agreement and obtaining a release of our guaranty of any debt or other obligations of the joint venture entity. In the event that the joint venture partner does not exercise its option to purchase our membership interest in the joint venture entity, the joint venture partner is not entitled to exercise its option to purchase our membership interest or we have terminated the Development Agreement or any franchise agreement in accordance with their terms, we will have the right, for a certain period of time, to purchase the joint venture partner’s membership interest in the joint venture entity. In order to exercise such option, we will be required to pay certain amounts to the joint venture partner and obtain a release of the joint venture partner’s guaranty of any debt of the joint venture entity.

     Under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51, the results of operations of the joint venture entities will be consolidated with our results for financial reporting purposes.

Following is an explanation of certain items in the Company’s consolidated statements of earnings:

     Revenues consist of restaurant sales and, to a lesser extent, commissary sales and franchise revenues. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Franchise revenues consist of development fees and royalties on sales of franchised units. Our development fees for franchisees in which we do not have an ownership interest are generally $50,000 for the first two stores and $25,000 for each additional store opened by the franchisee. The development fees are recognized during the reporting period in which the developed store begins operation. The royalties are recognized in revenue in the period corresponding to the franchisee’s sales.

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

     Advertising, General and Administrative Expenses include all advertising and home office administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Advertising, executive management and support staff salaries, bonuses and related expenses, data processing, legal and accounting expenses and office expenses account for the major expenses in this category. This category also includes all severance-related expenses.

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

     The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 12-week and 40-week periods ended October 3, 2004 and October 5, 2003 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
Revenues:
Restaurant sales	99.2%	99.3%	99.1%	99.3%
Commissary sales	0.8	0.7	0.9	0.7

	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	30.7	30.3	30.5	28.9
Payroll and benefits	33.1	34.1	33.6	33.2
Restaurant operating costs	18.7	19.0	18.2	18.4
Cost of commissary sales (2)	0.7	0.6	0.8	0.7
Advertising, general and administrative expenses	7.4	6.6	7.2	7.0
Depreciation and amortization, property and equipment	4.7	4.9	4.5	4.8
Pre-opening costs	0.8	0.9	0.6	1.0
Income from Operations	4.6	4.3	5.3	6.6
Other (Income) Expense:
Interest expense, net	1.6	1.8	1.5	1.8

Earnings before Income Taxes	3.0	2.5	3.8	4.8
Income Taxes	0.9	0.6	1.2	1.6

Net Earnings	2.1%	1.9%	2.6%	3.2%

(1)	Shown as a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 94.5% and 94.9% for the 12 weeks ended October 3, 2004 and October 5, 2003, respectively. Cost of commissary sales as a percentage of commissary sales was 94.5% and 94.2% for the 40 weeks ended October 3, 2004 and October 5, 2003, respectively.

     The following table sets forth certain financial and other restaurant data for the third quarter ended October 3, 2004 and October 5, 2003 relating to the Company’s restaurants:

	October 3, 2004	October 5, 2003
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	216	199
Restaurants opened	3	7
Restaurant closed	—	(1)

In operation, end of quarter	219	205

Ninety Nine Restaurants:
In operation, beginning of quarter	91	82
Restaurants opened	4	3
Restaurants closed	—	—

In operation, end of quarter	95	85

Stoney River Restaurants:
In operation, beginning of quarter	6	6
Restaurants opened	—	—
Restaurants closed	—	—

In operation, end of quarter	6	6

Average Weekly Sales per Restaurant:
O’Charley’s	$51,666	$50,508
Ninety Nine	53,098	52,804
Stoney River	71,584	68,306
Change in Same Restaurant Sales (1):
O’Charley’s	2.8%	(3.3%)
Ninety Nine	0.9%	3.8%
Stoney River	4.8%	5.1%
Change in Customer Counts (1):
O’Charley’s	2.4%	(1.3%)
Ninety Nine	(2.8%)
Stoney River	(2.3%)
Average Check per Person:
O’Charley’s	$11.41	$11.38
Ninety Nine	14.03	13.51
Stoney River	39.16	36.51

(1)	When computing same restaurant sales and customer visits, restaurants open for at least 78 weeks are compared from period to period. Change in customer visits is not available for Ninety Nine and Stoney River for the quarter ended October 5, 2003.

Third Fiscal Quarter and First 40 Weeks of 2004 Versus Third Fiscal Quarter and First 40 Weeks of 2003

Revenues

          During the 12 weeks ended October 3, 2004, total revenues increased $18.6 million, or 10.2%, to $200.3 million from $181.7 million for the 12 weeks ended October 5, 2003. Total revenues for the first 40 weeks of 2004 increased $93.2 million, or 16.2%, to $669.2 million from $576.0 million in the same prior-year period. Total revenues for the first 40 weeks of 2004 included 16 weeks of sales from the operations of Ninety Nine restaurants in the first fiscal quarter of 2004 compared to 12 weeks of Ninety Nine results in the first fiscal quarter of 2003 (we acquired Ninety Nine on January 27, 2003).

          O’Charley’s restaurant sales increased $12.5 million, or 10.2%, during the third quarter of 2004 as a result of same restaurant sales increases of 2.8% and the net addition of 14 restaurants during the past 12 months. The 2.8% same restaurant sales increase was comprised of a 2.4% increase in the number of customer visits and an increase of approximately 0.3% in the average check. The sales initiatives discussed previously have caused our customer counts to increase. This is the first quarter since our sales initiatives began that our average check has increased. Restaurant sales for the first 40 weeks of 2004 increased $51.2 million, or 12.7%, to $453.7 million from $402.5 million in the same prior-year period as a result of same restaurant sales increases of 3.3% and the addition of 14 new restaurants over the last 12 months.

          Ninety Nine restaurant sales increased $5.4 million, or 10.3%, to $58.6 million during the third quarter of 2004. The year-over-year sales increase was primarily related to same restaurant sales increases of 0.9% in the third quarter and the net addition of ten new restaurants over the past 12 months, comprised of 11 new restaurants opened and the closure of one restaurant. The same restaurant sales increase was comprised of a 3.8% check average increase partially offset by a 2.8% decline in customer visits. Restaurant sales for the first 40 weeks of 2004 increased $39.0 million, or 25.5%, to $191.8 million from $152.8 million in the same prior-year period as a result of same restaurant sales increases of 1.5%, the addition of ten new restaurants over the last 12 months, and four additional operating weeks in the 2004 period as compared to the 2003 period (we acquired Ninety Nine on January 27, 2003).

          Stoney River restaurant sales increased $0.2 million, or 4.8%, during the third quarter of 2004 due primarily to same restaurant sales increases of 4.8%. The 4.8% same restaurant sales increase was comprised of a 7.3% improvement in the average check coupled with a 2.3% decrease in customer counts. Restaurant sales for the first 40 weeks of 2004 increased $1.3 million, or 7.8%, to $17.8 million from $16.5 million in the same prior-year period primarily as a result of same restaurant sales increases of 7.0%.

Cost of Food and Beverage

          During the third quarter of 2004, our overall commodity cost inflation represented an approximate 80 basis points increase in cost of food and beverage as a percentage of restaurant sales compared to the same prior-year period. For the fourth quarter of 2004, we expect commodity costs to be approximately 1% to 2% higher compared to the same prior-year period due principally to higher pork, dairy and soybean oil costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality, may affect our commodity costs.

Payroll and Benefits

          During the third quarter of 2004, payroll and benefits decreased 100 basis points as a percentage of restaurant sales compared to the same prior-year period. Lower hourly health insurance costs were partially offset by higher store-level bonus expense, payroll taxes and workers’ compensation expenses. The favorable hourly insurance cost comparisons were due to a reduction of approximately $580,000, or $0.02 per diluted share, in our estimated annual cost of the hourly employee health insurance program in the third quarter of 2004 as compared to the overall cost of the hourly employee health insurance program in 2003. During the third quarter of 2004, we revised our estimate of these costs based upon lower than anticipated claims experience through the end of the third quarter. Payroll taxes were adversely affected by the higher bonus compensation and higher state unemployment tax rates in certain states in which we operate. During the third quarter, hourly labor rates increased approximately 2% to 3% as compared to the comparable prior year period. During the first 40 weeks of 2004, the increase in payroll and benefits was primarily the result of higher store level bonus and payroll taxes coupled with higher hourly labor, partially offset by lower hourly health insurance costs.

Restaurant Operating Costs

          Restaurant operating costs during the third quarter of 2004 decreased as a percentage of restaurant sales as compared to the third quarter of 2003 primarily due to decreased supervisory expenses partially offset by increased rent expense from the sale and leaseback transactions. This reduction in supervisory expenses was due to a reduction in the number of operational supervisory positions during the first quarter of this year. We have completed a total of $71.2 million of sale and leaseback transactions as of October 3, 2004 that increased net rent expense by $1.1 million in the third quarter of 2004, which has been reduced by the amortization of the related deferred gain over the lease term. On an annual basis, the completed sale and leaseback transactions will increase net rent expense by approximately $4.9 million.

          During the first 40 weeks of 2004, the decrease in restaurant operating costs as a percentage of restaurant sales was the result of lower supervisory expenses partially offset by higher rent expense.

Advertising, General and Administrative Expenses

          During the third quarter of 2004, advertising expenditures increased 3.0% to $6.1 million from $5.9 million in the third quarter of 2003 and, as a percentage of total revenues, declined to 3.0% from 3.2% in the same prior-year period. The decrease in advertising expenditures as a percentage of total revenues is primarily due to economies of scale by having a higher concentration of stores in existing markets. General and administrative expenses increased 40.6% to $8.6 million in the third quarter of 2004 from $6.1 million in the third quarter of 2003, and as a percentage of total revenues, increased to 4.3% from 3.4% in the same prior-year period. The increase in general and administrative expenses, as a percentage of total revenues, is due primarily to approximately $600,000 pretax, or $0.02 per diluted share, in severance-related costs, increased bonus expense and costs of complying with the new requirements for internal control documentation and reporting under the Sarbanes-Oxley Act of 2002. We anticipate additional severance-related costs in the fourth quarter of 2004.

          During the first 40 weeks of 2004, advertising expenditures increased $1.7 million, or 9.4%, to $20.3 million from $18.6 million in the same prior year period. During the first 40 weeks of 2004, advertising decreased to 3.0% of total revenues from 3.2% in the first 40 weeks of 2003. General and administrative expenses in the first 40 weeks of 2004 increased $5.7 million, or 26.1%, to $27.6 million from $21.9 million during the same prior year period and increased 30 basis points as a percentage of total revenues.

Depreciation and Amortization

          During the third quarter and first 40 weeks of 2004, depreciation and amortization of property and equipment decreased as a percentage of total revenues. The decrease was primarily attributable to approximately $315,000 and $1.0 million of depreciation that was eliminated during the third quarter and first 40 weeks of 2004, respectively, primarily as a result of the sale and leaseback transactions completed during the fourth quarter of 2003 and the first quarter of 2004.

Pre-opening Costs

          During the third quarter and first 40 weeks of 2004, pre-opening costs declined as a percentage of total revenues due primarily to fewer restaurant openings compared to the same prior-year periods. Currently, we incur average pre-opening costs of approximately $230,000 for each new O’Charley’s restaurant, approximately $200,000 for each new Stoney River restaurant and approximately $130,000 for each new Ninety Nine restaurant.

Interest Expense

          Interest expense decreased during the third quarter and first 40 weeks of 2004 compared to the same prior-year periods as a result of the reduction of certain amounts outstanding under our revolving credit facility with $71.2 million of aggregate gross proceeds from the sale and leaseback of 34 O’Charley’s restaurant properties, partially offset by the full first quarter effect (four additional weeks in 2004 versus 2003) of increased borrowings incurred to finance the Ninety Nine acquisition in January 2003. Interest expense during the third quarter and first 40 weeks of 2004 reflects approximately $25.0 million of senior subordinated notes at a fixed rate of 9.0%; $100.0 million of the 9.0% senior subordinated notes effectively converted through interest rate swap agreements into a variable interest rate obligation using the six-month LIBOR rate in arrears plus 3.9%; approximately $27.5 million outstanding on our $125.0 million bank revolver accruing interest at one-month LIBOR plus 1.75%; and other debt including capitalized lease obligations and prepaid financing costs that accounted for approximately $1.1 million and $3.4 million in interest expense during the third quarter and first 40 weeks of 2004, respectively.

Income Taxes

     Our income tax rate in the first 40 weeks of 2004 was 32.3%, as compared to 33.1% in the first 40 weeks of 2003. This income tax rate reduction occurred primarily because of higher income tax credits, primarily FICA tip credits, relative to the lower year-over-year earnings. Congress passed the Work Opportunities Tax Credit (WOTC) extension; however, because it was not enacted until after our third quarter end, we have not considered this law change in our effective annual rate. We expect our rate in the fourth quarter to be in the mid 29% range and in the mid 31% range for the full year.

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

     On January 27, 2003, we completed the acquisition of Ninety Nine for $116.0 million in cash (which excludes approximately $5.5 million in cash acquired and approximately $3.8 million in transaction costs) and approximately 2.34 million shares of our common stock, plus the assumption of certain liabilities of Ninety Nine. Of the stock portion of the purchase price, we delivered 941,176 shares at closing and 390,586 shares on the first anniversary of the closing, and will deliver 407,843 shares on each of the second and third anniversaries of the closing and 94,118 shares on each of the fourth and fifth anniversaries of the closing.

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

     Our current bank credit facility includes a revolving credit facility in a maximum principal amount of $125.0 million. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. The credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. The Company was in compliance with such covenants at October 3, 2004. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. All amounts owing under the facility will be secured by 100% of the equity interests we own of each of our existing and future subsidiaries and all of the tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment, of us and substantially all of our subsidiaries. The lenders may, under certain circumstances, also require that we pledge such real estate and equipment as collateral.

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

     From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements may effectively convert some of our obligations that bear interest at variable rates into fixed rate obligations and may effectively convert some of our obligations that bear interest at fixed rates into variable rate obligations. As of October 3, 2004, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $10.0 million of our outstanding variable-rate debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our credit facility. The swap agreement relating to the $10.0 million of our indebtedness expires in January 2006. During the first quarter of 2004, we entered into additional interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0% senior subordinated notes due 2013. These swap agreements expire in November 2013. Our overall weighted average interest rate for the 40-week periods ended October 3, 2004 and October 5, 2003 was 6.7% and 5.9%, respectively.

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

     Net cash provided by operating activities for the first 40 weeks of 2004 was $46.6 million compared to $44.6 million in the same prior-year period. Other sources of cash during the first 40 weeks of 2004 came from $12.1 million associated with the completion of a sale and leaseback transaction, $4.5 million proceeds from long-term debt and $2.9 million of proceeds from the exercise of stock options and the sale of stock through our employee ownership plan. Additionally, we financed $4.9 million in new restaurant equipment through capitalized lease obligations.

     Net cash flows used in investing activities during the first 40 weeks of 2004 were $44.4 million and included approximately $50.6 million of cash paid for capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our home office. Net cash flows used in investing activities were $166.6 million during the first 40 weeks of 2003, including approximately $114.3 million cash paid for the acquisition of Ninety Nine, net of cash acquired. Excluding the cash paid for the acquisition of Ninety Nine, capital expenditures during the first 40 weeks of 2003 totaled $54.6 million and were incurred principally for building new restaurants, improvements in existing restaurants, a new USDA-inspected meat facility at our Nashville commissary and technological improvements at our home office. Our 2004 capital budget included approximately $60 million to $65 million for capital expenditures, including new restaurant equipment financed through capitalized lease obligations. These expenditures are for an estimated 15 additional O’Charley’s restaurants, up to 12 additional Ninety Nine restaurants, and improvements to existing restaurants and the commissary and home office additions. We are experiencing inflation in the cost of building materials of approximately 5% to 6%, which we believe is being caused by higher transportation costs. There can be no assurance that actual capital expenditures for 2004 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites and the opening of new restaurants.

     Net cash used in financing activities in the first 40 weeks of 2004 was approximately $6.9 million and included proceeds of long-term debt of $4.5 million, payments on long-term debt of $25.4 million, $12.1 million in proceeds associated with the completion of a sale and leaseback transaction and $2.9 million in proceeds from the exercise of stock options. Net cash provided by financing activities in the first 40 weeks of 2003 was approximately $116.9 million, comprised primarily of net proceeds of long term and capital leases. Payments on capitalized lease obligations were $8.4 million and $7.9 million during the first 40 weeks of 2004 and 2003, respectively.

          The following table sets forth our capital structure at October 3, 2004 and December 28, 2003 and certain data at and for the 40 weeks ended October 3, 2004 and for the fiscal year ended December 28, 2003:

	October 3, 2004		December 28, 2003
($ in thousands)	$	%	$	%
Revolving credit facility	$27,453	5.3%	$40,000	7.8%
Secured mortgage note payable	149	0.0	164	0.0
Capitalized lease obligations	40,990	7.9	44,465	8.7

Total senior debt	68,592	13.2	84,629	16.5
Senior subordinated notes	125,000	24.1	125,000	24.4

Total debt	193,592	37.3	209,629	40.9
Shareholders’ equity	325,617	62.7	303,135	59.1

Total capitalization	$519,209	100.0%	$512,764	100.0%

Adjusted total debt (1) (2)	$414,824		$381,589
Adjusted total capitalization (1) (2)	$740,441		$684,724
EBITDA (2)(3)	$65,595		$81,882

(1)	Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the prior twelve months ended October 3, 2004 and December 28, 2003, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the prior twelve months ended October 3, 2004 and December 28, 2003, respectively, multiplied by (b) eight. Rent expense is multiplied by eight to provide a lease-debt equivalent which is the method used to calculate the Company’s financial covenants under its existing credit facility. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated balance sheets and the consolidated statements of earnings as of and for the 40-week and fiscal year periods ended October 3, 2004 and December 28, 2003, respectively:

	October 3,	December 28,
($ in thousands)	2004	2003
Current portion of long-term debt and capitalized leases	$10,901	$10,031
Add:
Long-term debt, net of current portion	152,582	165,145
Capitalized lease obligations, net of current portion	30,109	34,453

Total debt	193,592	209,629
Add:
Eight times rent expense	221,232	171,960

Adjusted total debt	414,824	381,589
Add:
Shareholders’ equity	325,617	303,135

Adjusted total capitalization	$740,441	$684,724

(2)	We believe EBITDA, adjusted total debt and adjusted total capitalization are useful measurements to investors because they are commonly used as analytical indicators to evaluate performance, measure leverage capacity and debt service ability.

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

(3)	EBITDA represents net earnings before interest expense, income taxes, and depreciation and amortization. The following table reconciles EBITDA, as described above, to cash flows provided by operating activities as reflected in (3) our consolidated statements of cash flows for the 40 weeks ended October 3, 2004 (unaudited) and the fiscal year ended December 28, 2003 (unaudited):

	40 Weeks	Fiscal Year
	Ended	Ended
	October 3,	December 28,
($ in thousands)	2004	2003
Cash flows provided by operating activities	$46,588	$67,626
Add:
Changes in working capital items excluding changes in accrued current income taxes and accrued interest	19,007	14,256

EBITDA	$65,595	$81,882

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

Critical Accounting Policies

          In our Annual Report on Form 10-K for the year ended December 28, 2003, we identified our critical accounting policies related to property and equipment, excess of cost over fair value of net assets acquired (goodwill), and impairment of long-lived assets. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 40 weeks of 2004, there have been no material changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

          The tables and discussion below set forth certain of our contractual obligations and commercial commitments at October 3, 2004. Other than the items listed and discussed below, no other material changes have occurred in the contractual obligations and commercial commitments disclosed in our Annual Report on Form 10-K for the year ended December 28, 2003.

	Payment Due by Period
Contractual		Less than 1	1-3	3-5	More than 5
Obligations	Total	Year	Years	Years	Years
	(in thousands)
Long-term debt	$152,602	$20	$48	$27,512	$125,022
Capitalized lease obligations (1)	44,903	12,894	19,530	12,176	303

	Amount of Commitment Expiration per Period
Other Commercial		Less than 1	1-3	3-5	More than 5
Commitments	Total Committed	Year	Years	Years	Years
	(in thousands)
Interest rate swaps (2)	$110,000	$—	$10,000	$—	$100,000

(1)	Capitalized lease obligations include the $3.9 million interest component.

(2)	These instruments reflect two separate swaps; one of which is a cash flow hedge for $10.0 million expiring in January 2006 and the other is a fair value hedge for $100.0 million related to our $125.0 million of 9% senior subordinated notes expiring in November 2013. See Note D to the unaudited consolidated financial statements.

          As discussed in Note G to the unaudited consolidated financial statements, during the first quarter of 2004, we entered into a third sale and leaseback transaction. This transaction, completed on December 30, 2003, involved the sale of six of our O’Charley’s restaurant properties for aggregate gross proceeds of approximately $12.1 million. The future minimum lease payments on the transaction completed in the first quarter of 2004 are as follows: $224,000 – 2004; $943,000 – 2005; $991,000 – 2006; $1,040,000 – 2007; $1,088,000 – 2008; $16,322,000 – thereafter. The deferred gain on the transaction completed in the first quarter was approximately $4.5 million.

Other Accounting Matters

          As discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 28, 2003, we account for our stock option plans in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. SFAS 123 encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principle Board Opinion No. 25 (“APB 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock on the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. We currently apply the provisions of APB 25 to account for our stock option plans. Stock options issued to date pursuant to our stock option plans have had no intrinsic value at the grant date, and under APB 25, no compensation cost is recognized for them. We have provided in Note B in the notes to the unaudited consolidated financial statements pro forma net earnings and pro forma earnings per share disclosures for employee stock compensation in the third quarter and 40-week periods of 2004 and 2003 as if the fair-value-based method defined in SFAS 123 had been applied. As of October 3, 2004, we had outstanding options to purchase approximately 3.5 million shares of common stock at an average exercise price of $16.76 per share.

          The Financial Accounting Standards Board (“FASB”) is considering changes to the accounting model for stock-based compensation. In the event that accounting rules associated with stock options were to change to require all entities to expense the fair value of stock options granted, our consolidated statement of earnings would be adjusted as shown in Note B in the notes to the unaudited consolidated financial statements.

Recent Accounting Pronouncements

          In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R was issued in December 2003 and replaced FASB Interpretation No. 46. We were required to adopt FIN 46R during the quarter ended April 18, 2004. The adoption of FIN 46R had no impact on our consolidated financial statements.

IMPACT OF INFLATION

          The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect our operations. We estimate that commodity cost inflation primarily in poultry, pork and cheese adversely affected our diluted earnings per share by approximately $0.05 in the third quarter of 2004 and approximately $0.22 in the first 40 weeks of 2004 as compared to the same prior year periods. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly coworkers. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. We are experiencing inflation in the cost of building materials of approximately 5% to 6%, which we believe is being caused by higher transportation costs. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Disclosure about Interest Rate Risk. We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our fixed-rate debt consists primarily of capitalized lease obligations and senior subordinated notes and our variable-rate debt consists primarily of our revolving credit facility.

          As an additional method of managing our interest rate exposure, at certain times we enter into interest rate swap agreements. We have a swap agreement relating to $10.0 million of our revolving credit facility which requires us to pay a fixed interest rate payment on a notional amount in exchange for a floating rate payment calculated on the same amount over the same time period. The other swap agreements relate to $100.0 million of our $125.0 million senior subordinated notes which require us to pay a floating interest rate payment on a notional amount in exchange for a fixed rate payment calculated on the same amount over the same time period. The floating interest rates are generally based on LIBOR rates. At October 3, 2004, we had in effect $10.0 million in swaps at an average fixed rate of 5.6% which mature in January 2006 and $100.0 million in swaps based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9% which mature in November 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our Chief Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during our fiscal quarter ended October 3, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. We worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when we became aware of this incident and cooperated fully with their directives and recommendations. We are aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to our Knoxville restaurant during the time of the outbreak. As of the date of this filing, we are also aware of 57 lawsuits that have been filed against us, all but one of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. To date, 50 of the cases have been consolidated for discovery purposes only.

          Each of the Knox County Health Department, the Centers for Disease Control and Prevention and the Food and Drug Administration have tentatively associated the outbreak of the Hepatitis A virus to eating green onions (scallions).

          While we intend to vigorously defend the litigation that has been filed against us, we are not able to predict the outcome of the litigation that has been filed against us or that may be filed against us in the future relating to the Hepatitis A outbreak or the amounts that we may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against us. We have liability insurance; however, there can be no assurance that insurance will be sufficient to cover our ultimate loss or liability. We have submitted a claim pursuant to our insurance coverage for this type of loss. At this point, we cannot reasonably estimate the value of any potential settlement of this claim or the timing thereof. If we suffer losses or liabilities in excess of our insurance coverage, there could be a material adverse effect on our results of operations and financial condition.

Item 6. Exhibits

No.	Description
10.1	Form of Incentive Stock Option Agreement.

10.2	Form of Non-Qualified Stock Option Agreement.

10.3	Form of Restricted Stock Agreement for Employees (Time-Based Vesting).

10.4	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting).

10.5	Form of Restricted Stock Agreement for Directors.

10.6	Development Agreement, dated as of August 20, 2004, by and among O’Charley’s Inc., JFC Enterprises, LLC and Kurt Strang.

10.7	Limited Liability Company Agreement of JFC Enterprises, LLC, dated as of August 20, 2004, by and among O’Charley’s Inc. and Kurt Strang.

10.8	Revolving Loan Agreement, dated as of August 20, 2004, by and between JFC Enterprises, LLC and O’Charley’s Inc.

10.9	Master Secured Demand Promissory Note, dated as of August 20, 2004, made by JFC Enterprises, LLC.

10.10	Development Agreement, dated as of November 8, 2004, by and among O’Charley’s Inc., Wi-Tenn Restaurants, LLC, Wi-Tenn Investors, LLC, Richard K. Arras and Steven J. Pahl.

10.11	Limited Liability Company Agreement of Wi-Tenn Restaurants, LLC, dated as of November 8, 2004, by and among O’Charley’s Inc. and Wi-Tenn Investors, LLC.

10.12	Revolving Loan Agreement, dated as of November 8, 2004, by and between Wi-Tenn Restaurants, LLC and O’Charley’s Inc.

10.13	Master Secured Promissory Note, dated as of November 8, 2004, made by Wi-Tenn Restaurants, LLC.

10.14	Program Agreement, dated as of November 11, 2004, by and between GE Capital Franchise Finance Corporation and O’Charley’s Inc.

10.15	Severance Agreement and General Release, dated October 29, 2004, by and between A. Chad Fitzhugh and O’Charley’s Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2004).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of R. Jeffrey Williams, Principal Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
  (Registrant)

Date: November 12, 2004	By:	/s/ Gregory L. Burns

Gregory L. Burns
Chairman and Chief Executive Officer

Date: November 12, 2004	By:	/s/ R. Jeffrey Williams

R. Jeffrey Williams
Principal Accounting Officer and Corporate Controller (Principal Financial Officer)