Form 10-K
period 2004-12-26
O CHARLEYS INC
filed 2005-03-28
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $345.8 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock.

     The number of shares of common stock outstanding on March 21, 2005 was 22,146,124.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are
Part of Form 10-K	incorporated by reference
Part III	Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held May 12, 2005

O’CHARLEY’S INC.

PART I

Item 1. Business.

     We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts which operate under the “O’Charley’s,’’ “Ninety Nine Restaurant and Pub’’ and “Stoney River Legendary Steaks’’ trade names. As of December 26, 2004, we operated 221 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 99 Ninety Nine restaurants in seven Northeastern states, and six Stoney River restaurants in the Southeast and Midwest. As of December 26, 2004, we had one franchised O’Charley’s restaurant located in Michigan and one location in Louisiana that is operated by a joint venture franchisee in which we have an interest.

Our Restaurant Concepts

O’Charley’s

     We acquired the original O’Charley’s restaurant in Nashville, Tennessee in May 1984. O’Charley’s is a casual dining restaurant concept whose strategy is to differentiate its restaurants by serving high-quality, freshly prepared food at moderate prices and with attentive customer service. O’Charley’s restaurants are intended to appeal to a broad spectrum of customers from a diverse income base, including mainstream casual dining customers, as well as upscale casual dining and value oriented customers. The O’Charley’s menu is mainstream, but innovative and distinctive in taste. The O’Charley’s menu features a variety of items including USDA Choice hand-cut and aged steaks, baby-back ribs basted with our own tangy BBQ sauce, fresh salmon, a variety of seafood, fresh-cut salads with special recipe salad dressings and O’Charley’s signature caramel pie. All entrees are cooked to order and feature a selection of side items in addition to our hot, freshly baked yeast rolls. We believe the large number of freshly prepared items on the O’Charley’s menu helps differentiate our O’Charley’s concept from other casual dining restaurants.

     O’Charley’s restaurants are open seven days a week and serve lunch, dinner and Sunday brunch and offer full bar service. Specialty menu items include “limited-time’’ promotions, O’Charley’s Lunch Club, a special kids menu and a “kids eat free’’ program in selected markets. We are continually developing new menu items for our O’Charley’s restaurants to respond to changing customer tastes and preferences. Lunch entrees range in price from $5.99 to $9.99, with dinner entrees ranging from $6.49 to $17.99. The average check per customer, including beverages, was $11.52 in 2004, $11.60 in 2003 and $11.59 in 2002.

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

     Historically, we have grown the O’Charley’s concept through opening new stores. This growth in new stores has typically been in the 15% to 20% range, year over year. During 2003, we opened 26 new stores and closed two stores. We decided to cut back the number of expected openings in 2004 to 15 stores, a growth rate of approximately 8%. We made this decision based on the trends we have experienced over the last two years in customer counts and profits. As we discuss in more detail in the information that follows, we have expanded into newer markets over the past few years and believe that it will take time to operate these stores at the level we experience in markets where we have historically operated. As we take steps to make the necessary improvements in sales and profitability, we will continue to evaluate the appropriate level of growth for the O’Charley’s concept. During 2005, we plan to open 13 to 15 new company-operated O’Charley’s restaurants and four to five new franchised or joint venture operated O’Charley’s restaurants.

Ninety Nine Restaurant and Pub

     In January 2003,we acquired Ninety Nine Restaurant and Pub, a Woburn, Massachusetts based casual dining concept that began in 1952 with its initial location at 99 State Street in downtown Boston. Ninety Nine restaurants are casual dining restaurants that we believe have earned a reputation for providing generous portions of high-quality food at moderate prices combined with attentive service. Ninety Nine restaurants are intended to appeal to mainstream casual dining and value oriented customers. The Ninety Nine menu features approximately 75 items, including a wide selection of appetizers, soups, salads, sandwiches, burgers, beef, chicken and seafood entrees and desserts. Ninety Nine restaurants offer full bar service, including a wide selection of imported and domestic beers, wine and specialty drinks.

     Ninety Nine restaurants are open seven days a week and serve lunch and dinner. Lunch entrees range in price from $5.99 to $14.99,with dinner entrees ranging from $6.69 to $14.99. The average check per customer, including beverages, was $13.86 in 2004 and $13.78 in 2003.

     Ninety Nine restaurants seek to provide a warm and friendly neighborhood pub atmosphere. Signature elements of the prototypical Ninety Nine restaurant include an open view kitchen, booth seating, walls decorated with local community memorabilia and a centrally located rectangular bar. The prototypical Ninety Nine restaurant is a free-standing building of approximately 5,800 square feet in size with seating for approximately 190 customers, including approximately 30 bar seats. Ninety Nine has grown through remodeling traditional and non-traditional restaurant locations as well as through developing new restaurants in the style of its prototype restaurant. During 2005, we plan to open between 13 and 15 new Ninety Nine restaurants.

Stoney River Legendary Steaks

     We acquired Stoney River in May 2000. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining customers by offering the high-quality food and attentive customer service typical of high-end steakhouses at more moderate prices. Stoney River restaurants have an upscale “mountain lodge’’ design with a large stone fireplace, plush sofas and rich woods that is intended to make the interior of the restaurant inviting and comfortable. The Stoney River menu features several offerings of premium midwestern beef, fresh seafood and a variety of other gourmet entrees. An extensive assortment of freshly prepared salads and side dishes is available a la carte. The menu also includes several specialty appetizers and desserts. Stoney River restaurants offer full bar service, including an extensive selection of wines. The price range of entrees is $16.95 to $31.95. The average check per customer, including beverages, was $39.53 in 2004 and $37.42 in 2003.

     We have established a “managing partner program” for the general managers of our Stoney River restaurants pursuant to which each general manager has the opportunity to acquire a 6% interest in the subsidiary that owns the restaurant that the general manager manages in exchange for a capital contribution to that subsidiary. We have also entered into a five-year employment agreement with each general manager. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his or her 6% interest. Upon the fifth anniversary of the general manager’s capital contribution to the subsidiary, we have the option, but not the obligation, to purchase the general manager’s 6% interest for fair market value. In the event the general manager’s employment with us terminates prior to the expiration of the five-year term of his employment agreement, we have the option, but not the obligation, to purchase the general manager’s 6% interest. In addition, the general manager’s 6% interest is subject to forfeiture based on certain events.

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

     Provide an Attractive Price-to-Value Relationship. We believe our O’Charley’s and Ninety Nine restaurants are recognized by consumers for offering an attractive value. In 2004, the average check per customer, including beverages, was $11.52 for O’Charley’s and $13.86 for Ninety Nine. At our O’Charley’s restaurants, we believe our high-quality, freshly prepared food appeals to a broad spectrum of customers from a diverse income base, including mainstream casual dining customers, as well as upscale casual dining and value oriented customers. The generous portions and quality of the food at our Ninety Nine restaurants are intended to appeal to casual dining customers and value oriented customers.

     Pursue Disciplined Growth Strategy. We intend to continue to develop new O’Charley’s restaurants in our target markets, primarily in the Southeast and Midwest, and new Ninety Nine restaurants in the Northeast. Our target markets for the O’Charley’s and Ninety Nine concepts include both metropolitan markets and smaller markets in close proximity to metropolitan markets where we have a significant presence. Our strategy is to cluster our new restaurants to enhance supervisory, marketing and distribution efficiencies. Prior to opening a new restaurant, we use cost, demographic and traffic data to analyze prospective restaurant sites. While we prefer to develop new O’Charley’s restaurants based on our prototype restaurants, we from time to time develop new restaurants in existing buildings. Historically, Ninety Nine has opened a significant number of new restaurants by remodeling existing buildings. Our ability to remodel an existing building into an O’Charley’s or Ninety Nine restaurant can permit greater accessibility to quality sites in more developed markets. We opened 15 new O’Charley’s restaurants and 12 new Ninety Nine restaurants in 2004.

     Leverage Our Commissary Operations. We operate an approximately 220,000 square foot commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants and manufacture certain O’Charley’s brand food products for our O’Charley’s restaurants and, to a lesser extent, for sale to other customers, including retail grocery chains, mass merchandisers and wholesale clubs. In addition, our Nashville commissary operates a USDA-approved and inspected facility at which we cut beef for our O’Charley’s and Stoney River restaurants and a production facility at which we manufacture the signature yeast rolls and salad dressings served in our O’Charley’s restaurants. Our Nashville commissary also cuts red meat and chicken products for our Ninety Nine restaurants. We believe our Nashville commissary has sufficient capacity to meet a substantial majority of the distribution needs of our existing and planned O’Charley’s and Stoney River restaurants for the next several years. We also operate a 20,000 square foot commissary and purchasing operation located in Woburn, Massachusetts through which we purchase and distribute a portion of the food products and supplies for our Ninety Nine restaurants, primarily “center of the plate’’ items including red meat, poultry and seafood. Our Woburn commissary operates a USDA-approved and inspected facility at which we cut beef tips for our Ninety Nine restaurants and a production facility at which we prepare the soups, sauces and marinades served in our Ninety Nine restaurants. In December 2004, we entered into a lease for approximately 78,000 square feet of space in Bellingham, Massachusetts to be used as a distribution facility for our Ninety Nine Restaurant and Pub concept. We plan to transfer the Woburn distribution operations to this facility when it is ready for occupancy, which we believe will be during our third fiscal quarter of 2005. We believe our commissaries enhance restaurant operations by helping to maintain consistent food quality, ensure reliable distribution services to our restaurants, simplify our restaurant managers’ food cost management responsibilities and reduce costs through purchasing volumes and operating efficiencies.

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

Support Operations

     Customer Relations. We use IVR (Interactive Voice Response) technology to measure customer satisfaction and loyalty in our O’Charley’s restaurants. Customers are issued an invitation through our POS (point of sale) system to participate in our survey program and communicate their level of satisfaction with their dining experience. Our ability to continuously monitor service levels and satisfaction at the unit level, while providing customers with a convenient, brief, unbiased and user friendly way to share their comments, allows us to focus on converting satisfied customers to highly satisfied or truly loyal customers. In addition to measuring customer satisfaction, our customer service team receives direct customer calls from our O’Charley’s and Ninety Nine concepts, routing comments and suggestions to the appropriate personnel. The IVR survey program will be rolled out to the Ninety Nine concept in 2005.

     Advertising and Marketing. We have an ongoing advertising and marketing plan for each of our restaurant concepts for the development of television, radio and newspaper advertising for our restaurants and also use point of purchase and local restaurant marketing. We focus our marketing efforts on building brand loyalty and emphasizing the distinctiveness of our restaurant atmosphere and menu offerings. We conduct annual studies of changes in customer tastes and preferences and are continually evaluating the quality of our menu offerings. In addition to advertising, we encourage unit level personnel to become active in their communities through local charities and other organizations and sponsorships.

     Restaurant Reporting. Our use of technology and management information systems is essential for the management oversight needed to produce strong operating results. We maintain operational and financial controls in each restaurant, including management information systems to monitor sales, inventory, and labor, that provide reports and data to our home office. The management accounting system polls data from our restaurants and generates daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. We also utilize these systems for financial and budgetary analysis, including analysis of sales by restaurant, product mix and labor utilization. The Internal Audit department annually conducts audits of a sample of our restaurants to measure compliance with our systems, procedures and controls.

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

     Human Resources. We maintain a human resources department that supports restaurant operations, the Home Office and Commissary through the design and implementation of policies, programs, procedures and benefits for our employees. The human resources department is responsible for the oversight of employee relations and enforces the Alternative Dispute Resolution process. However, all employees are encouraged to first address their issues or concerns through the company’s open door policies or the toll free 800 number. This department also maintains our code of conduct and addresses possible compliance issues. The Support Services area also administers the Employee Survey and is responsible for identifying issues and developing action plans to resolve any issues that are identified.

Restaurant Locations

     The following table sets forth the markets in which our company-operated O’Charley’s, Ninety Nine and Stoney River restaurants were located at December 26, 2004, including the number of restaurants in each market.

O’Charley’s Restaurants

Alabama	Kentucky	Ohio
Birmingham (6)	Bowling Green	Cincinnati (7)
Decatur	Cold Spring	Cleveland
Dothan	Elizabethtown	Columbus (6)
Florence	Florence	Dayton (3)
Huntsville (2)	Frankfort
Mobile (4)	Hopkinsville	South Carolina
Montgomery (2)	Lexington (4)	Anderson
Opelika	Louisville (5)	Charleston (2)
Oxford	Owensboro	Columbia (3)
Tuscaloosa	Paducah	Greenville
	Richmond	Greenwood
Arkansas		Rock Hill
Jonesboro	Louisiana	Simpsonville
Rogers	Monroe	Spartanburg

Florida	Mississippi	Tennessee
Destin	Biloxi (2)	Chattanooga (2)
Jacksonville (3)	Hattiesburg	Clarksville (2)
Panama City	Jackson	Cleveland
Pensacola	Meridian	Cookeville
	Olive Branch	Jackson
Georgia	Pearl	Johnson City
Atlanta (19)	Southhaven	Kingsport
Augusta	Tupelo	Knoxville (7)
Canton		Memphis (3)
Columbus	Missouri	Morristown
Dalton	Cape Girardeau	Murfreesboro (2)
Ft. Oglethorpe	Kansas City (3)	Nashville (13)
Gainesville	St. Louis (8)	Pigeon Forge
Macon (2)		Springfield
North Carolina
Illinois	Asheville	Virginia
Champaign	Burlington	Bristol
Marion	Charlotte (8)	Fredericksburg
O’Fallon	Durham	Harrisonburg
Springfield (2)	Fayetteville	Lynchburg
	Greensboro	Roanoke (2)
Indiana	Greenville	Richmond (5)
Bloomington	Hendersonville
Clarksville	Hickory	West Virginia
Corydon	Jacksonville	Charleston (2)
Evansville (2)	Raleigh (4)
Fort Wayne (2)	Wilmington
Indianapolis (10)	Winston-Salem (2)
Lafayette Richmond

     In addition to the above company-operated locations, as of December 26, 2004, we had one franchise location in Grand Rapids, Michigan and one location in Lafayette, Louisiana that is operated by a joint venture franchisee in which we have a financial interest.

Ninety Nine Restaurants

Connecticut Groton Hartford (8) New Haven (2	New Hampshire Concord Dover Hooksett	New York Albany (2) Plattsburgh Saratoga Springs
	Keene	Utica
Maine	Londonderry
Augusta Bangor Portland (3)	Manchester Nashua North Conway Portsmouth	Rhode Island Cranston Newport Warwick
Massachusetts	Salem
Auburn
Boston (37)
Centerville
Chicopee
Fairhaven
Fall River
Fitchburg
Holyoke
Mashpee
North Attleboro
North Dartmouth
Plymouth
Pittsfield
Seekonk
Springfield (4)
Tewksbury
West Yarmouth
Worchester (4)
	Seabrook Tilton West Lebanon	Vermont Rutland Williston

Stoney River Restaurants

Atlanta, Georgia (2) Chicago, Illinois (2)	Louisville, Kentucky	Nashville, Tennessee

Franchising

     We seek franchising relationships with successful restaurant operators for the development of O’Charley’s restaurants in areas that are outside of our current growth plans for company-owned restaurants. To date, we have entered into exclusive multi-unit development agreements with a third party franchisee to open and operate up to 15 O’Charley’s restaurants in Michigan, a joint venture entity to open and operate up to 10 O’Charley’s restaurants in Louisiana and a joint venture entity to operate up to 10 O’Charley’s restaurants in Wisconsin. We intend to enter into additional development agreements as we continue to franchise our O’Charley’s restaurant concept. Franchisees and joint venture partners are required to comply with our specifications as to restaurant space, design and décor, menu items, principal food ingredients, employee training and day-to-day operations.

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

     Approximately 12% of restaurant sales in 2004 were attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities. Similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect or, in an extreme case, terminate its operations. We have established standardized procedures for our restaurants designed to assure compliance with applicable codes and regulations.

     We are subject, in most states in which we operate restaurants, to “dram-shop’’ statutes or judicial interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

     Many of our markets are seeing changes in laws regarding smoking inside of buildings. These laws can negatively affect our bar business, with ancillary effects on our dining room business.

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

Employees

     As of December 26, 2004, we employed approximately 8,119 full-time and 14,175 part-time employees. None of our employees is covered by a collective bargaining agreement. We have an alternative dispute resolution program in which all employees are required to participate as a condition of employment. We consider our employee relations to be good.

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

Initiatives we have implemented at our O’Charley’s restaurants to improve our same restaurant sales have resulted in increased costs and could continue to adversely affect our results of operations.

     Through the end of 2003, we experienced decreases in our same restaurant sales at our O’Charley’s restaurants during six of the previous seven fiscal quarters. During the third quarter of 2003, we introduced a number of business initiatives, including changes to our menu, designed to increase our customer traffic. These initiatives have resulted in increases in our same restaurant sales but have also resulted in increased costs. There can be no assurance that these initiatives will continue to result in increases in same restaurant sales at our O’Charley’s restaurants or that efforts to increase our average check will be successful or will not adversely affect same restaurant sales.

We may experience higher operating costs, which would adversely affect our operating results, if we cannot increase menu prices to cover them.

     Our operating results are significantly dependent on our ability to anticipate and react to increases in food, labor, employee benefits and other costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. We experienced significant commodity cost inflation in fiscal 2004 which we estimate adversely affected our diluted earnings per share by approximately $0.21 as compared to the prior year. In addition, because the pricing strategy at our O’Charley’s and Ninety Nine restaurants is intended to provide an attractive price-to-value relationship, we may not be able to pass along price increases to our guests.

     We compete with other restaurants for experienced management personnel and hourly employees. Each of our concepts now offers medical benefits to hourly employees, which has increased our benefit costs. In addition, any increase in the federal minimum wage rate would likely cause an increase in our labor costs. We cannot assure you that we will be able to offset increased wage and benefit costs through our purchasing and hiring practices or menu price increases, particularly over the short term. As a result, increases in wages and benefits could have a material adverse effect on our business.

Our continued growth depends on our ability to open new restaurants and operate our new restaurants profitably, which in turn depends upon our continued access to capital.

     A significant portion of our historical growth has been due to opening new restaurants. We opened 15 new O’Charley’s restaurants and 12 new Ninety Nine restaurants in 2004. We expect to open 13 to 15 new O’Charley’s restaurants, 13 to 15 new Ninety Nine restaurants and two new Stoney River restaurants in 2005. Our ability to open new restaurants will depend on a number of factors, such as:

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

     Our growth has placed significant demands upon our management. We also face the risk that our existing systems and procedures, restaurant management systems, financial controls and information systems will be inadequate to support our planned growth. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned growth will impose on management and these systems and controls. In May 2000, we acquired Stoney River and, in January 2003, we acquired Ninety Nine. The development of the Stoney River concept and the integration and operation of the Ninety Nine concept will continue to place significant demands on our management. These demands on our management and systems could also adversely affect our ability to manage our existing restaurants. If our management is unable to meet these demands or if we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our growth objectives, our operating results or cash flows could be materially adversely affected .

Unanticipated expenses and market acceptance could affect the results of restaurants we open in new and existing markets.

     As part of our growth plans, we may open new restaurants in areas in which we have little or no operating experience and in which potential customers may not be familiar with our restaurants. For example, in 2005 we plan to expand our Ninety Nine concept into the Philadelphia market. As a result, we may have to incur costs related to the opening, operation, supervision and promotion of those new restaurants that are substantially greater than those incurred in other areas. Even though we may incur substantial additional costs with these new restaurants, they may attract fewer customers than our more established restaurants in existing markets. As a result, the results of operations at new restaurants may be inferior to those of our existing restaurants. The new restaurants may even operate at a loss.

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

     Our O’Charley’s restaurants are located predominately in the southeastern and midwestern United States. Our Ninety Nine restaurants are located in the northeastern United States. As of December 26, 2004, we operated 37 of our 221 O’Charley’s restaurants in Tennessee and 60 of our 99 Ninety Nine restaurants in Massachusetts. As a result, our business and our financial or operating results may be materially adversely affected by adverse economic, weather or business conditions in these markets, as well as in other geographic regions in which we locate restaurants.

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

     We operate a commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants. We also operate a commissary in Woburn, Massachusetts, through which we purchase and distribute a portion of the food products and supplies for our Ninety Nine restaurants, and have targeted completion of a new distribution facility in Bellingham, Massachusetts for the second half of fiscal 2005. If the operations of our commissaries are disrupted, we may not be able to deliver food and supplies to our restaurants. If our commissaries are unable to deliver the food products and supplies required to run our restaurants, we may not be able to find other sources of food or supplies, or, if alternative sources of food or supplies are located, our operating costs may increase. Accordingly, any disruption in the operation of our commissaries could adversely affect our ability to operate our restaurants and would adversely affect our results of operations.

We may incur costs or liabilities and lose revenue as the result of government regulation.

     Our restaurants are subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food (such as regulations regarding labeling, allergens content and other menu information regarding nutrition), the sale of alcoholic beverages, zoning and building codes and other health, sanitation and safety matters. All of these regulations impact not only our current restaurant operations but also our ability to open new restaurants. We will be required to comply with applicable state and local regulations in new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce operations at an existing location, either of which would materially and adversely affect our growth and results of operations. In addition, our commissaries are licensed and subject to regulation by the United States Department of Agriculture and are subject to further regulation by state and local agencies. Our failure to obtain or retain federal, state or local licenses for our commissaries or to comply with applicable regulations could adversely affect our commissary operations and disrupt delivery of food and other products to our restaurants. If one or more of our restaurants were unable to serve alcohol or food for even a short time period, we could experience a reduction in our overall revenue.

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

We may incur costs or liabilities as a result of litigation and publicity concerning food quality, health and other issues that can also cause customers to avoid our restaurants.

     In addition to the litigation that has been or may in the future be filed concerning the Hepatitis A incident, discussed in “Item 3 — Legal Proceedings,” we are sometimes the subject of other complaints or litigation from customers alleging illness, injury or other food quality or health concerns. Litigation or adverse publicity resulting from these allegations may materially adversely affect us or our restaurants, regardless of whether the allegations are valid or whether we are liable. In addition, we are subject to litigation under “dram shop’’ laws that allow a person to sue us based on any injury or death caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. While we maintain insurance for lawsuits under a dram shop law or alleging illness or injury from food, we have significant deductibles under such insurance and any such litigation may result in a verdict in excess of our liability insurance policy limits, which could result in substantial liability for us and may have a material adverse effect on our results of operations.

Restaurant companies have been the target of class actions and other lawsuits alleging, among other things, violations of federal and state law.

     We are subject to the risk that our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time and we are also the defendant in a number of pending lawsuits in connection with the Hepatitis A incident discussed in “Item 3 — Legal Proceedings.” Accordingly, we cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits, which could have a material adverse effect on our business.

Compliance with and any failure to comply with current regulatory requirements will result in additional expenses and may adversely affect us.

     Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has resulted in and we expect will continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

     Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to furnish a report regarding the effectiveness of our internal control over financial reporting. The report, which is set forth beginning on page 75 of this Annual Report, contains management’s conclusion that, as of December 26, 2004, our internal control over financial reporting was not effective as a result of a material weakness in our accounting for leases and leasehold depreciation. This conclusion could result in a loss of investor confidence in our financial reports and adversely affect our stock price.

Executive Officers of the Registrant

     Our executive officers are elected by the board of directors and serve at the pleasure of the board of directors. The following table sets forth certain information regarding our executive officers.

Name	Age	Position
Gregory L. Burns	50	Chief Executive Officer and Chairman of the Board

Steven J. Hislop	45	President and Chief Operating Officer

Lawrence E. Hyatt	50	Chief Financial Officer, Secretary and Treasurer

Herman A. Moore, Jr.	53	President, Commissary Operations

John R. Grady	52	Concept President-Ninety Nine Restaurant and Pub

Suzanne M. Osterberg	40	Chief Support Officer

R. Jeffrey Williams	38	Principal Accounting Officer and Corporate Controller

Richard D. May	52	Chief Strategic Officer

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

     Steven J. Hislop has served as President since May 1999, as Chief Operating Officer since March 1997 and as a director since March 1998. From March 1997 until May 1999, Mr. Hislop served as an Executive Vice President. Mr. Hislop served as Senior Vice President — Operations from January 1993 to March 1997, and as Vice President — Operations from April 1990 to January 1993.

     Lawrence E. Hyatt has served as Chief Financial Officer, Secretary and Treasurer since November 2004. Prior to joining our company, he was Executive Vice President and Chief Financial Officer of Cole National Corporation from 2002 to 2004. Mr. Hyatt was with PSINet, Inc. as Chief Financial and Restructuring Officer from 2000 to 2002; with HMS Host Corporation as Chief Financial Officer from 1999 to 2000; and with Sodexho Marriott Services, Inc. and its predecessor company as Chief Financial Officer from 1989 to 1999.

     Herman A. Moore, Jr. has served as President, Commissary Operations since December 2002. Mr. Moore served as Vice President, Commissary Operations from January 1996 to December 2002. Mr. Moore served as Director of Commissary Operations from 1988 to January 1996.

     John R. Grady has served as Concept President-Ninety Nine Restaurant and Pub since April 2004. Mr. Grady joined Ninety Nine Restaurant and Pub in March 1975. Prior to being named President, Mr. Grady was Executive Vice President and has also served in various capacities in the Operations, Training and Real Estate Departments over the years.

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

     R. Jeffrey Williams has served as Principal Accounting Officer since August 2004 and as Corporate Controller since February 2003. Mr. Williams served as Controller for the O’Charley’s Concept from July 2001 to February 2003. Mr. Williams served as Controller of The Krystal Company from July 2000 to July 2001. Mr. Williams served as a Director of Financial Planning and Analysis for Cracker Barrel Old Country Store from July 1999 to July 2000 and as Accounting Manager for Cracker Barrel Old Country Store from November 1996 to July 1999. Mr. Williams is a certified public accountant.

     Richard D. May has served as Chief Strategic Officer since June 2004. Mr. May served as Executive Vice President of Stoney River Legendary Management (d/b/a Stoney River Legendary Steaks) from May 2000 to June 2004. Mr. May served as Director of Strategic Planning from April 1998 to May 2000.

Available Information

     We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.ocharleysinc.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

     We have posted our Corporate Governance Guidelines, Code of Conduct and Business Ethics Policy for directors, officers and employees, and the charters of our Audit, Compensation and Human Resources and Nominating and Corporate Governance Committees of the Board of Directors on our website at www.ocharleysinc.com. Our corporate governance materials are available free of charge upon request to our Corporate Secretary, O’Charley’s Inc., 3038 Sidco Drive, Nashville, Tennessee 37204.

Item 2. Properties.

     As of December 26, 2004, we operated 221 O’Charley’s restaurants, 99 Ninety Nine restaurants and six Stoney River Legendary Steak restaurants. As of that date, we owned the land and building at 94 of our O’Charley’s restaurants, leased the land and building at 42 of our O’Charley’s restaurants and leased the land only at 85 of our O’Charley’s restaurants. We lease the land and building at 78 of our Ninety Nine restaurants and lease the land only at 21 of our Ninety Nine restaurants. We own the land and building at three of our Stoney River restaurants and lease the land only at our other three Stoney River restaurants. See “Item 1 — Business — Restaurant Locations” above. Restaurant lease expirations range from 2005 to 2025, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of our restaurant leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, our restaurant leases are net leases, which require us to pay the cost of insurance and taxes.

     Our home office and Nashville commissary are located in Nashville, Tennessee in approximately 290,000 square feet of office and warehouse space. We own these facilities. We also have administrative offices in Woburn, Massachusetts and a commissary located in approximately 20,000 square feet of space. We lease these facilities. We have also entered into a lease for approximately 78,000 square feet of space in Bellingham, Massachusetts to be used as a distribution facility for our Ninety Nine Restaurant and Pub concept. We plan to transfer the Woburn distribution operations to this facility when it is ready for occupancy, which we believe will be during our third fiscal quarter of 2005.

Item 3. Legal Proceedings.

     In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. We worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when we became aware of this incident and cooperated fully with their directives and recommendations. We are aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to our Knoxville restaurant during the time of the outbreak. As of the date of this filing, we are also aware of 56 lawsuits against us, all but one of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. As of March 24, 2005, we have agreements to settle 18 of these cases.

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

     In addition, we are defendants from time to time in various other legal proceedings arising in the ordinary course of our business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. We do not believe that any of these legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur or accrue expenses relating to legal proceedings, however, which may adversely affect our results of operations in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders during the fourth quarter ended December 26, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock trades on the NASDAQ National Market under the symbol “CHUX.” As of March 21, 2005, there were approximately 3,500 shareholders of record of our common stock. The following table shows quarterly high and low bid prices for our common stock for the periods indicated, as reported by the NASDAQ National Market.

Fiscal 2004	High	Low
First Quarter	$20.88	$16.55
Second Quarter	20.34	16.40
Third Quarter	18.08	14.58
Fourth Quarter	19.41	14.27

Fiscal 2003

First Quarter	$23.65	$17.50
Second Quarter	23.32	17.50
Third Quarter	22.60	14.09
Fourth Quarter	17.92	13.66

     We have never paid a cash dividend on our common stock and we presently intend to retain our cash to finance the growth and development of our business. Our credit facility prohibits the payment of cash dividends on our common stock without the consent of the participating banks.

     On January 27, 2003, we issued 941,176 shares of common stock to the former owners of Ninety Nine as part of the purchase price of the acquisition of Ninety Nine Restaurant and Pub. We issued an additional 390,586 shares in January 2004 and 407,843 shares in January 2005 and are required to issue an additional 407,843 shares on the third anniversary of the closing of the acquisition and 94,118 shares on each of the fourth and fifth anniversaries of the closing. The issuance of the shares to the former owners of Ninety Nine was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

     In connection with his employment, on November 15, 2004, we granted Lawrence E. Hyatt, our Chief Financial Officer, Secretary and Treasurer, an aggregate of 11,000 shares of restricted stock that will vest ratably over three years and 20,000 shares of restricted stock that will vest over three years dependent upon meeting cumulative earnings per share targets which were established by our Compensation and Human Resources Committee. These restricted stock awards constitute inducement awards under NASDAQ Marketplace Rule 4350. The issuance of the shares of restricted stock to Mr. Hyatt was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data.

     The selected financial data presented below under the captions “Statement of Earnings Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended December 26, 2004, were derived from the consolidated financial statements of O’Charley’s Inc. and subsidiaries. The selected data should be read in conjunction with the consolidated financial statements for the year ended December 26, 2004, and the related notes thereto.

     The selected financial data as of December 26, 2004 and December 28, 2003, and for the 2004, 2003 and 2002 fiscal years have been derived from the audited financial statements appearing in this Form 10-K. The financial statements for the 2003 and 2002 fiscal years have been restated. The selected financial data for the 2001 and 2000 fiscal years have been restated to be consistent with the restatement adjustments made for the subsequent years. See

Note 2 of the notes to consolidated financial statements for further discussion of the restatement. Certain prior year amounts have been reclassified to conform to the current year presentation.

     When you read this financial data, it is important that you also read the consolidated financial statements and related notes included in this Form 10-K, as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.

			Fiscal Years
	2004	2003(1)	2002	2001 (2)	2000(2) (3)
(In thousands, except per share data)		(restated)	(restated)	(restated)	(restated)
Statement of Earnings Data:
Revenues:
Restaurant sales	$864,259	$753,740	$495,112	$440,875	$373,700
Commissary sales	7,035	5,271	4,800	4,056	3,562
Franchise revenue	92	—	—	—	—

	871,386	759,011	499,912	444,931	377,262

Costs and expenses:
Cost of restaurant sales:
Cost of food and beverage	261,013	221,206	140,638	129,576	109,537
Payroll and benefits	290,514	252,415	154,311	138,009	115,029
Restaurant operating costs	157,491	139,205	86,006	76,575	65,133
Cost of commissary sales	6,631	4,970	4,488	3,808	3,341
Advertising, general and administrative expenses	63,754	52,204	37,677	29,979	24,480
Depreciation and amortization	39,798	36,360	25,527	22,135	18,202
Asset impairment and exit costs(4)	—	—	—	5,798	—
Preopening costs	5,908	6,900	5,629	6,126	4,978

	825,109	713,260	454,276	412,006	340,700

Income from operations	46,277	45,751	45,636	32,925	36,562
Other (income) expense:
Interest expense, net	13,476	14,153	5,556	6,610	7,398
Debt extinguishment charge	—	1,800	—	—	—
Other, net	120	(652)	(118)	189	24

	13,596	15,301	5,438	6,799	7,422

Earnings before income taxes and cumulative effect of change in accounting principle	32,681	30,450	40,198	26,126	29,140

Income taxes	9,362	9,261	13,942	9,072	10,202

Earnings before cumulative effect of change in accounting principle	23,319	21,189	26,256	17,054	18,938

Cumulative effect of change in accounting principle, net of tax (5)	—	—	(6,123)	—	—

Net earnings	$23,319	$21,189	$20,133	$17,054	$18,938

Basic earnings per common share before cumulative effect of change in accounting principle	$1.05	$0.98	$1.41	$0.96	$1.22

Cumulative effect of change in accounting principle, net of tax (5)	—	—	(0.33)	—	—

Basic earnings per common share	$1.05	$0.98	$1.08	$0.96	$1.22

Diluted earnings per common share before cumulative effect of change in accounting principle	$1.03	$0.96	$1.33	$0.90	$1.15
Cumulative effect of change in accounting principle, net of tax (5)	—	—	(0.31)	—	—

Diluted earnings per common share	$1.03	$0.96	$1.02	$0.90	$1.15

Balance Sheet Data (at end of period):
Working capital (deficit)	$(30,986)	$(30,284)	$(21,388)	$(15,552)	$(20,428)
Total assets	657,511	620,673	428,400	383,100	310,735

Current portion of long-term debt and capitalized lease obligations	12,670	10,031	8,015	7,924	7,574
Long-term debt and capitalized lease obligations, including current portion	191,139	209,629	132,102	121,929	122,244
Total shareholders’ equity	330,740	300,187	227,560	201,872	141,658

(1)	On January 27, 2003, we acquired Ninety Nine Restaurant and Pub, a casual dining restaurant company based in Woburn, Massachusetts. Our fiscal 2003 earnings include the earnings of Ninety Nine for the period from January 27, 2003 through December 28, 2003.

(2)	The financial information shown as of December 29, 2002, and for fiscal 2001 and 2000 has not been audited and reflects our previously issued financial information restated as discussed in Note 2 of the notes to the consolidated financial statements.

(3)	In May 2000, we acquired two Stoney River restaurants and all associated trademarks and intellectual property for approximately $15.8 million in a cash transaction accounted for as a purchase. Accordingly, the results of operations of the two Stoney River restaurants have been included in our consolidated results of operations since the date of acquisition. Fiscal 2000 consisted of 53 weeks.

(4)	During the third quarter of fiscal 2001, we decided to close certain restaurant locations. As a result, we recorded a non-cash charge of $5.0 million pursuant to the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” to reflect the differences between the fair value and net book value of the assets and a charge of $800,000 for exit costs associated with the closure of such locations.

(5)	We incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. The charge was related to the goodwill associated with the Stoney River acquisition in May 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants (“the SEC letter”) expressing its views regarding certain operating lease accounting issues and their application under U.S. generally accepted accounting principles (GAAP). Following the release of the SEC letter, many restaurant companies and retailers reviewed their previous interpretation of these lease accounting issues and announced that they would restate their results for previous periods. On March 3, 2005, management and the Audit Committee of the Board of Directors concluded that certain of our historical methods of accounting for operating leases were not in accordance with GAAP, and that we would restate certain of our previously issued consolidated financial statements.

     With respect to rent holidays, the SEC letter states that “pursuant to the response in paragraph 2 of Financial Accounting Standards Board (FASB) Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period) unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed.” The period from when leased land is made available to us for the construction of a new restaurant and when the lease payments begin is a rent holiday. Since we did not previously recognize rent expense during the rent holiday period, we were understating rent expense during the construction period, and overstating rent during subsequent periods. We have made restatement adjustments to recognize straight-line rent expense beginning on the date that we took possession of the leased land or premises.

     Tenant improvement incentives are typically provided by landlords to pay a portion of the cost associated with constructing improvements on the leased premises. We do not typically receive tenant improvement allowances on our leases. However, we received a tenant improvement allowance on one lease during 2001. We recognized the allowance as a reduction in the capitalized amount of the leasehold improvements, thereby reducing the related depreciation. The SEC letter states that such allowances should be recorded as deferred rent and amortized as reductions to rent expense over the lease term. We have made adjustments to our consolidated balance sheet to record the allowance as deferred rent. These adjustments had no net impact on our consolidated statements of earnings. These adjustments, because the tenant improvement allowance was received during 2001, had no impact on our consolidated statement of cash flows.

     Prior to our 2000 fiscal year, we did not recognize rent expense on leases with escalating rental obligations using the required straight-line rent method. Beginning with leases entered into in fiscal 2000, we have recognized rent expense by applying the straight-line rent method. For leases on restaurants opened during our 2000 and 2001 fiscal years, we recognized depreciation expense for leasehold improvements using economic lives that were longer than the time periods used for calculating straight-line rent expense on the underlying leases. Beginning with leases entered into in fiscal 2002, we have recognized depreciation expense for leasehold improvements using a useful life that is consistent with the time period used for straight-line rent calculations. For purpose of straight-line rent expense and depreciating leasehold improvements, we use the estimated lease term, inclusive of one renewal period. We have made adjustments to the prior period consolidated financial statements to correct these errors.

     We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

     Prior to the issuance of the SEC letter, we issued a press release on February 3, 2005 setting forth our unaudited consolidated statement of earnings for the fiscal year ended December 26, 2004. The net earnings reported on the consolidated statement of earnings for the fiscal year ended December 26, 2004 contained in this Annual Report on Form 10-K is lower than the previously issued unaudited results by $1.1 million, or $0.04 per diluted share. This change resulted from the change in accounting for operating leases; the correction of other errors as described in Note 2 to the notes to consolidated financial statements; a subsequent event described in Note 21 to the notes to consolidated financial statements; and the accrual of additional audit fees associated with the restatement. The following discussion of our financial condition and results of operations gives effect to the restatement and should be read in conjunction with the consolidated financial statements and related notes.

Overview

     We are a leading casual dining restaurant company operating 221 O’Charley’s restaurants in 16 states in the Southeast and Midwest, 99 Ninety Nine restaurants in seven Northeastern states, and six Stoney River restaurants in the Southeast and Midwest. We also have one restaurant in Michigan operated by a franchisee and another restaurant located in Louisiana operated by a joint venture franchisee in which we have a financial interest.

     Fiscal years end on the last Sunday of the calendar year. Fiscal 2004, 2003 and 2002 each consisted of 52 weeks. We have one reportable segment.

     During the third quarter of 2004, 62 of our O’Charley’s restaurants, or approximately 28% of the chain, were affected by Hurricane Ivan. We estimate that the combination of lost sales and required repairs after the storm adversely affected our earning in fiscal 2004 by approximately $600,000 before tax, or approximately $0.02 per diluted share. All of these stores have substantially recovered and are back to normal operating capacity.

     Following is an explanation of certain items in our consolidated statement of earnings:

     Revenues consist of restaurant sales and, to a lesser extent, commissary sales and franchise revenues. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Franchise revenue consists of development fees and royalties on sales of franchised units. Our development fees for franchisees in which we do not have an ownership interest are generally $50,000 for the first two stores and $25,000 for each additional store opened by the franchisee. The development fees are recognized during the reporting period in which the developed store begins operation. The royalties are recognized in revenue in the period corresponding to the franchisee’s sales.

     Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. The two most significant commodities that may affect our cost of food and beverage are beef and poultry, which account for approximately 20% to 22% and 10% to 12%, respectively, of our overall cost of food and beverage. Generally, temporary increases in these costs are not passed on to customers; however, we have, in the past, generally adjusted menu prices to compensate for increased costs of a more permanent nature.

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

     Advertising, General and Administrative Expenses include all advertising and home office administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Advertising; executive management and support staff salaries; bonuses, stock-based compensation and related expenses; data processing, legal and accounting expenses; and office expenses account for the major expenses in this category. This category also includes all severance-related expenses.

     Depreciation and Amortization primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the expected lease term for leasehold improvements, if shorter.

     Preopening Costs represent costs incurred prior to a restaurant opening and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when the leased property is physically employed and the date on which the restaurant opens. The amount of preopening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our preopening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings.

Results of Operations

     The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects our operating results for fiscal years 2004, 2003, and 2002 as a percentage of total revenues unless otherwise indicated. All fiscal years presented were comprised of 52 weeks.

	2004	2003	2002

		(restated)	(restated)
Revenues:
Restaurant sales	99.2%	99.3%	99.0%
Commissary sales	0.8	0.7	1.0
Franchise revenue	0.0	0.0	0.0

	100.0%	100.0%	100.0%

Costs and expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	30.2%	29.3%	28.4%
Payroll and benefits	33.6	33.5	31.2
Restaurant operating costs	18.2	18.5	17.4
Cost of commissary sales (2)	0.8	0.7	0.9
Advertising, general and administrative	7.3	6.9	7.5
Depreciation and amortization	4.6	4.8	5.1
Preopening costs	0.7	0.9	1.1

Income from operations	5.3	6.0	9.1

Interest expense, net	1.5	1.9	1.1
Debt extinguishment charge	—	0.2	—
Other, net	—	(0.1)	—

Earnings before income taxes and cumulative effect of change in accounting principle	3.8	4.0	8.0
Income taxes	1.1	1.2	2.8

Earnings before cumulative effect of change in accounting principle	2.7	2.8	5.2
Cumulative effect of change in accounting principle, net of tax	—	—	(1.2)

Net earnings	2.7%	2.8%	4.0%

(1)	As a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 94.3%, 94.3%, and 93.5% for fiscal years 2004, 2003, and 2002 respectively.

     The following tables set forth certain unaudited financial and other restaurant data relating to company-owned restaurants:

	2004	2003	2002
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of year	206	182	161
Restaurants opened	15	26	24
Restaurant closed	—	(2)	(3)

In operation, end of year	221	206	182

Ninety Nine Restaurants:
In operation, beginning of year	87	78
Restaurants opened	12	10
Restaurants closed	—	(1)

In operation, end of year	99	87

Stoney River Restaurants:
In operation, beginning of year	6	6	3
Restaurants opened	—	—	3

In operation, end of year	6	6	6

Average Weekly Sales per Restaurant:
O’Charley’s	$52,703	$51,467	$53,574
Ninety Nine	52,777	52,033	—
Stoney River	75,267	70,277	69,834

Change in Same Restaurant Sales (1):
O’Charley’s	3.1%	(2.5%)	(0.1%)
Ninety Nine	1.3%	1.1%	—
Stoney River	6.4%	1.6%	0.6%

Change in Customer Visits (1):
O’Charley’s	3.9%	(2.3%)	(2.6%)
Ninety Nine (2)	(1.7%)	—	—
Stoney River	1.1%	—	—

Average Check:
O’Charley’s	$11.52	$11.60	$11.59
Ninety Nine	13.86	13.78	—
Stoney River	39.53	37.42	37.11

(1)	When computing same restaurant sales and customer visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	Change in customer visits is not available for Ninety Nine prior to 2004 as the O’Charley’s methodology of counting customer visits was adopted subsequent to the completion of the acquisition and we are unable to recast 2002 customer visits using that same methodology.

Fiscal Year 2004 Compared with Fiscal Year 2003

Revenues

     During 2004, total revenues increased $112.4 million, or 14.8%, to $871.4 million from $759.0 million in 2003. Total revenues for 2004 included 16 weeks of sales from the operations of Ninety Nine restaurants in the first fiscal quarter of 2004 compared to 12 weeks of Ninety Nine results in the first fiscal quarter of 2003 (we acquired Ninety Nine on January 27, 2003).

     O’Charley’s restaurant sales increased $62.1 million, or 11.8%, to $588.4 million during 2004 as a result of same restaurant sales increases of 3.1% and the addition of 15 restaurants during the past 12 months. The 3.1% same restaurant sales increase was comprised of a 3.9% increase in the number of customer visits partially offset by a 0.7% decrease in our average check.

     Ninety Nine restaurant sales increased $46.5 million, or 22.6%, during 2004. The year-over-year sales increase was primarily related to same restaurant sales increases of 1.3% in 2004 and the addition of 12 new restaurants over the past 12 months. The same restaurant sales increase was comprised of a 3.0% check average increase partially offset by a 1.7% decline in customer visits.

     Stoney River restaurant sales increased $1.6 million, or 7.1%, during 2004 due primarily to same restaurant sales increases of 4.9%. The 6.4% same restaurant sales increase was comprised of a 5.3% improvement in the average check coupled with a 1.1% increase in customer counts.

Cost of Food and Beverage

     During 2004, we continued to experience higher food costs, a trend that began during the second quarter of 2003. We estimate that food cost inflation, as compared to the same prior-year period, was approximately 4% in 2004, consisting primarily of higher poultry, pork and cheese costs. Commodity cost increases resulted in an increase in the cost of food and beverage of 0.8% of restaurant sales compared to fiscal 2003. We estimate that commodity cost inflation adversely affected our diluted earnings per share by approximately $0.21 in 2004 as compared to the prior year.

     During 2003 and 2004, poultry represented, on average, approximately 10% to 12% of our cost of food and beverage. During 2004, our price of purchasing poultry was approximately 16% higher compared to the prior year. Historically, we have not entered into contracts to fix poultry prices and, accordingly, we were subject to weekly market price fluctuations during fiscal 2004 and 2003.

Payroll and Benefits

     During 2004, payroll and benefits increased 10 basis points as a percentage of restaurant sales compared to the same prior-year period. Higher store-level bonus expense, payroll taxes and worker’s compensation expenses were partially offset by lower hourly health insurance costs. The higher store-level bonus expenses, and the resulting increase in payroll taxes, are related to the improving sales trends and margins at our O’Charley’s stores. The increase in worker’s compensation expenses related to more favorable cost trends late in 2003. The lower hourly insurance costs are related to better than expected claims experience compared to 2003.

Restaurant Operating Costs

     Restaurant operating costs during 2004 decreased as a percentage of restaurant sales as compared to 2003 primarily due to decreased supervisory expenses partially offset by increased rent expense from sale and leaseback transactions. During the fourth quarter of 2003 and the first quarter of 2004 we completed sale and leaseback transactions pursuant to which we sold 34 O’Charley’s restaurant properties for aggregate gross proceeds of approximately $71.2 million. The leases that we have entered into in connection with the $71.2 million sale and leaseback transactions will require us to expense on a straight-line basis approximately $4.9 million annually, including the amortization of the $21.4 million deferred gain over the 20-year lease term. The reduction in supervisory expenses as a percentage of restaurant sales was due to a reduction in the number of operational supervisory positions during the first quarter of 2004.

Advertising, General and Administrative Expenses

     During 2004, advertising expenditures increased 5.6% to $25.6 million from $24.3 million in 2003 and, as a percentage of total revenues, declined to 2.9% from 3.2% in the prior year. The decrease in advertising expenditures as a percentage of total revenues is primarily due to economies of scale by having a higher concentration of stores in existing markets. General and administrative expenses increased 36.7% to $38.2 million in 2004 from $27.9 million in 2003, and as a percentage of total revenues, increased to 4.4% from 3.7% in the prior year. The increase in general and administrative expenses, as a percentage of total revenues, is due primarily to increased incentive compensation expense. During 2004, we shifted the emphasis of our equity-based compensation plans from stock options to restricted stock. During 2004, the expense associated with these equity-based compensation plans reduced earnings by $0.05 per diluted share compared to $0.01 per diluted share during fiscal 2003.

Depreciation and Amortization

     During 2004, depreciation and amortization of property and equipment decreased as a percentage of total revenues. The decrease was primarily attributable to approximately $1.4 million of depreciation that was eliminated as a result of the sale and leaseback transactions completed during the fourth quarter of 2003 and the first quarter of 2004.

Pre-opening Costs

     During 2004, pre-opening costs declined as a percentage of total revenues due primarily to fewer restaurant openings compared to the same prior-year periods. We estimate average pre-opening costs of approximately $230,000 for each new O’Charley’s restaurant, approximately $275,000 for each new Stoney River restaurant and approximately $173,000 for each new Ninety Nine restaurant.

Interest Expense

     Interest expense decreased during 2004 compared to the prior year as a result of the reduction of amounts outstanding under our revolving credit facility with $71.2 million of aggregate gross proceeds from the sale and leaseback of 34 O’Charley’s restaurant properties. Interest expense during 2004 reflects $125.0 million of senior subordinated notes at a fixed rate of 9.0%; approximately $21.0 million outstanding on our $125.0 million bank revolver accruing interest at one-month LIBOR plus 1.75%; and other debt including capitalized lease obligations and prepaid financing costs that accounted for approximately $4.5 million in interest expense during 2004. Approximately $100.0 million of the 9.0% senior subordinated notes have been effectively converted through interest rate swap agreements into a variable interest rate obligation using the six-month LIBOR rate in arrears plus 3.9%.

Income Taxes

     Our effective income tax rate in fiscal 2004 was 28.6% compared to 30.4% in 2003. The reduction resulted primarily from an increase in the net benefit from the FICA tip and other credits from $2.8 million in 2003 to $3.6 million in 2004. Our tax rates in both years have been adjusted for the restatement associated with lease accounting, during which we also adjusted our tax accounts to correct prior year computation errors as well as to adjust our 2004 provision for revised state apportionment factors that we calculated as a part of the filing of our fiscal 2003 tax return during the fourth quarter of 2004.

Fiscal Year 2003 Compared with Fiscal Year 2002

Revenues

     During 2003, total revenues increased $259.1 million, or 51.8%, primarily related to the inclusion of $205.5 million of sales from the operations of Ninety Nine restaurants since we acquired that concept on January 27, 2003. Excluding the revenues of the Ninety Nine restaurants, revenues increased $53.6 million, or 10.7%.

     O’Charley’s restaurant sales increased $47.0 million, or 9.8%, as a result of the net addition of 24 restaurants during 2003, comprised of 26 new restaurants opened and the closure of two restaurants. Same restaurant sales for the

O’Charley’s restaurants decreased 2.5% in 2003 as compared to 2002, due principally to a 2.3% decline in the number of customer visits. During the third fiscal quarter of 2003, we implemented sales-building initiatives that improved customer visits at the O’Charley’s restaurants during the third and fourth quarters of 2003 but adversely affected operating margins. Sales at our O’Charley’s restaurants were negatively affected in fiscal 2003 when customers and employees at one of our O’Charley’s restaurants were exposed to the Hepatitis A virus. See “Item 3 — Legal Proceedings.” We believe that the Hepatitis A incident adversely affected sales at our nine Knoxville, Tennessee area restaurants during the fourth quarter of 2003 by approximately 20% as compared to the same prior-year period and adversely affected O’Charley’s same restaurant sales and customer visits for the fourth quarter by approximately 1%.

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

Payroll and Benefits

     During 2003, we improved the insurance benefits offered to O’Charley’s and Stoney River hourly employees to enable us to attract and retain the most qualified candidates available. These improvements resulted in a $2.6 million, or 50 basis point, increase in our payroll and benefits costs and expenses in 2003. In addition to the improved insurance benefits, payroll and benefit costs increased as a percentage of restaurant sales in 2003 as a result of the higher average wage rates for the Ninety Nine managers and hourly co-workers, lower average weekly sales at O’Charley’s, which increased the percentage of fixed payroll costs, and increased service levels we introduced with the sales-building plan at O’Charley’s. Partially offsetting these increases was a decrease in restaurant level bonus expense. Restaurant management compensation is based, in part, on restaurant sales and profitability, and since both were below our annual targets we paid less bonus compensation during 2003.

Restaurant Operating Costs

     Restaurant operating costs increased in 2003 as compared to the same prior year period primarily due to the higher base of restaurants that are leased by Ninety Nine, and to higher utility costs, primarily natural gas from increased usage due to inclement winter weather in the first quarter of 2003 and rate increases through the year. These increases were partially offset by lower supervisory bonus expense in 2003 compared to the same prior-year period. Restaurant supervisor compensation is based, in part, on restaurant sales and profitability, and since both were below our annual targets we paid less bonus compensation during 2003.

Advertising, General and Administrative Expenses

     In 2003, advertising expenditures increased 43.6% to $24.3 million from $17.0 million in 2002 and, as a percentage of total revenues, declined to 3.2% in 2003 from 3.4% in 2002. The increase in advertising was primarily due to the acquisition of Ninety Nine and as part of the sales-building initiatives at O’Charley’s. Advertising expenditures were lower, as a percentage of revenues, as Ninety Nine has historically spent less on advertising as a percent of restaurant sales compared to O’Charley’s restaurants. General and administrative expenses increased 40.7% to $27.9 million in 2003 from $20.7 million in 2002, and as a percentage of total revenues decreased to 3.8% in 2003 from 4.1% in 2002. During the first fiscal quarter of 2003, we adopted a deferred compensation plan for the senior management of Ninety Nine that increased general and administrative costs. In addition, we incurred incremental costs, primarily in salaries and related expenses, associated with operating multiple concepts, which increased general and administrative expense. These increases were offset primarily by a decrease in bonus expense. Executive and senior management compensation is based, in part, on company sales and profitability, and since both were below our annual targets we incurred less bonus compensation during fiscal 2003 than during fiscal 2002.

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

Income Taxes

     Our income tax rate in 2003 was 30.4% which is lower than the 34.7% income tax rate in prior year. This income tax rate reduction occurred primarily because of higher income tax credits, primarily FICA tip credits, relative to the lower than expected earnings. The tax credits increased as expected in 2003 while pre-tax earnings decreased in 2003.

Diluted Weighted Shares

     The increase in diluted weighted shares relates primarily to the shares issued and committed to be issued in connection with the acquisition of Ninety Nine. We issued 941,176 shares at the closing of the acquisition, 390,586 shares on the first anniversary, and 407,843 shares on the second anniversary and will issue an additional 407,843 shares on the third anniversary of the closing of the acquisition and 94,118 shares on each of the fourth and fifth anniversaries of the closing. Since the remaining shares to be issued are not contingent on any future event other than the passage of time, they are included in the weighted share calculations.

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

     On January 27, 2003, we completed the acquisition of Ninety Nine Restaurant and Pub for $116.0 million in cash and approximately 2.34 million shares of our common stock, plus the assumption of certain liabilities of Ninety Nine. Of the stock portion of the purchase price, we delivered 941,176 shares at closing, 390,586 shares on the first anniversary and 407,843 on the second anniversary and will deliver 407,843 on the third anniversary of the closing and 94,118 shares on each of the fourth and fifth anniversaries of the closing.

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

     Our current bank credit facility consists of a revolving credit facility in a maximum principal amount of $125.0 million. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. The credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. The Company was in compliance with or had received waivers of compliance with such covenants at December 26, 2004. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. All amounts owing under the facility are secured by 100% of the equity interests we own of each of our existing and future subsidiaries and all of the tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment, of us and substantially all of our subsidiaries. The lenders may, under certain circumstances, also require that we pledge such real estate and equipment as collateral.

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

     From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements may effectively convert some of our obligations that bear interest at variable rates into fixed rate obligations and may effectively convert some of our obligations that bear interest at fixed rates into variable rate obligations. As of December 26, 2004, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $10.0 million of our outstanding variable-rate debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our credit facility. The swap agreement relating to the $10.0 million of our indebtedness expires in January 2006 and is accounted for as a cash flow hedge. During the first quarter of 2004, we entered into additional interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was

$100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0% senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013. The Company’s weighted average interest rate for 2004 and 2003 was 6.9% and 6.2%, respectively.

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

     Net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants and technological improvements at our home office. Capital expenditures were $60.5 million in 2004, excluding $10.8 million of new restaurant equipment financed through capitalized lease obligations, compared to $67.6 million in 2003 and $69.7 million in 2002. During 2003, we paid approximately $10.9 million in debt issuance costs, which will be amortized over the matching term of the related debt instrument. Our 2005 capital budget includes approximately $70 to $80 million for capital expenditures, excluding new restaurant equipment financed through capitalized lease obligations. These expenditures are for an estimated 13 to 15 additional O’Charley’s restaurants, a similar number of new Ninety Nine restaurants, two additional Stoney River restaurants, and improvements to existing restaurants and the commissary and home office additions. There can be no assurance that actual capital expenditures for 2005 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites and the opening of new restaurants.

     The following tables set forth our capital structure and certain financial ratios and financial data as at and for the fiscal years ended December 26, 2004 and December 28, 2003:

	2004		2003 (restated)
($ in thousands)	$	%	$	%
Revolving credit facility	$21,000	4.0%	$40,000	7.8%
Secured mortgage note payable	146	0.0	164	0.0
Capitalized lease obligations	44,993	8.6	44,465	8.7

Total senior debt	66,139	12.7	84,629	16.6
Senior subordinated notes	125,000	24.0	125,000	24.5

Total debt (1) (2)	191,139	36.6	209,629	41.1
Shareholders’ equity	330,740	63.4	300,187	58.9

Total capitalization	$521,879	100.0%	$509,816	100.0%

Adjusted total debt (1) (3)	$430,299		$391,029
Adjusted total capitalization (1) (3)	$761,039		$691,216

	At December 26,		At December 28,
	2004		2003
			(restated)
EBITDA (1) (4)	$85,955		$80,963
Ratio of total debt to EBITDA	2.2	x	2.6	x
Ratio of EBITDA to interest expense, net	6.4	x	5.7	x
Ratio of total debt to total capitalization	37%		41%
Ratio of adjusted total debt to adjusted total capitalization	57%		57%

(1)	We believe EBITDA, total debt, adjusted total debt and adjusted total capitalization are useful measurements to investors because they are commonly used as analytical indicators to evaluate performance, measure leverage capacity and debt service ability. These measures should not be considered as measures of financial performance or liquidity under U.S. generally accepted accounting principles. EBITDA, total debt, adjusted total debt and adjusted total capitalization should not be considered in isolation or as alternatives to financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. EBITDA, total debt, adjusted total debt and adjusted total capitalization, as presented, may not be comparable to similarly titled measures of other companies.

(2)	Total debt represents the long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion as reflected in our consolidated balance sheets:

	Fiscal Years
($ in thousands)	2004	2003
Current portion of long-term debt and capitalized lease obligations	$12,670	$10,031
Add:
Long-term debt, excluding current portion	146,125	165,145
Capitalized lease obligations, excluding current portion	32,344	34,453

Total debt	$191,139	$209,629

(3)	Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 weeks ended December 26, 2004 and December 28, 2003, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 weeks ended December 26, 2004 and December 28, 2003, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated balance sheets and the notes to the consolidated financial statements:

	Fiscal Years
	2004	2003
($ in thousands)		(restated)
Current portion of long-term debt and capitalized leases	$12,670	$10,031
Add:
Long-term debt, excluding current portion	146,125	165,145
Capitalized lease obligations, excluding current portion	32,344	34,453

Total debt	191,139	209,629
Add eight times:
Rent expense	239,160	181,400

Adjusted total debt	430,299	391,029
Add:
Shareholders’ equity	330,740	300,187

Adjusted total capitalization	$761,039	$691,216

(4)	EBITDA represents earnings before cumulative effect of change in accounting principle before interest expense, income taxes, and depreciation and amortization. The following table reconciles EBITDA, as described above, to earnings before cumulative effect of change in accounting principle, and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	Fiscal Years
	2004	2003
		(restated)
Earnings before cumulative effect of change in accounting principle	$23,319	$21,189
Add:
Income tax expense	9,362	9,261
Interest expense, net	13,476	14,153
Depreciation and amortization	39,798	36,360

EBITDA	$85,955	$80,963

	Fiscal Years
	2004	2003
		(restated)
Cash flows provided by operating activities	$70,498	$68,320
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Debt extinguishment charge	—	(1,800)
Deferred income taxes	464	(184)
Compensation expense related to restricted stock plans	(2,171)	(470)
Amortization of deferred gain on sale leaseback	1,055	163
(Loss) gain on sale and involuntary conversion of assets	(215)	423
Donation of stock	(137)	—
Changes in operating assets and liabilities, net of Ninety Nine acquisition	358	(1,043)
Changes in long-term assets and liabilities	(4,062)	(1,984)
Tax benefit derived from exercise of stock Options	(1,224)	(4,692)
Income tax expense	9,362	9,261
Interest expense	12,027	12,969

EBITDA	$85,955	$80,963

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

Contractual Obligations and Commercial Commitments

     The following tables set forth our contractual obligations and commercial commitments at December 26, 2004.

		Payments Due by Period
Contractual		Less than			More than
Obligation	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Long-term debt	$146,146	$21	$21,048	$60	$125,017
Capitalized lease obligations (1)	48,628	13,697	19,493	13,580	1,858

Operating leases	438,793	27,221	55,195	55,371	301,006
Interest rate swaps	614	614	—	—	—
Unconditional purchase obligations (2)	58,409	54,055	3,671	683	—

Total contractual cash obligations	$692,590	$95,608	$99,407	$69,694	$427,881

		Amount of Commitment Expiration per Period
Other Commercial	Total	Less than			More than
Commitments	Committed	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Line of credit (3)	$125,000	—	$125,000	—	—
Guarantee of joint-venture financing (4)	$15,000	—	$15,000	—	—

1)	Capitalized lease obligations include the $3.6 million interest component.

2)	These purchase obligations are primarily fixed volume, fixed price food and beverage contracts. In situations where the price is based on market prices, we use the existing market prices at December 26, 2004 to determine the amount of the obligation. Of the total unconditional purchase obligations shown, $13.7 million are based on variable pricing.

3)	This pertains to our revolving line of credit of which $21.0 million is included in long-term debt shown above.

4)	This pertains to the financing arrangement with GE Capital Franchise Finance Corporation and represents our maximum obligation. As of December 26, 2004, there were no loans outstanding under this financing arrangement.

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

     To date, we have invested in two joint ventures for the development of O’Charley’s restaurants. On August 20, 2004, we invested in a joint venture for the development of ten O’Charley’s restaurants in certain markets in Louisiana.

Under the terms of the Limited Liability Company Agreement for the Louisiana joint venture, ownership of the joint venture entity is shared equally between us and our joint venture partner. The joint venture entity is managed by a Board of Managers composed of two individuals designated by the joint venture partner and two individuals designated by us. The joint venture partner is required to make capital contributions in the aggregate amount of $500,000 to the joint venture entity and we have agreed to make loans to the joint venture entity in the maximum principal amount of $750,000. The loan is secured by substantially all of the assets of the joint venture entity and is personally guaranteed by the joint venture partner.

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

     On November 8, 2004, we invested in a second joint venture for the development of ten O’Charley’s restaurants in certain markets in Wisconsin. Under the terms of the Limited Liability Company Agreement for the Wisconsin joint venture, ownership of the joint venture entity is shared equally between us and Wi-Tenn Investors, LLC, our joint venture partner. The joint venture entity is managed by a Board of Managers composed of two individuals designated by the joint venture partner and two individuals designated by us. The joint venture partner is required to make capital contributions in the aggregate amount of $500,000 to the joint venture entity and we have agreed to make loans to the joint venture entity in the maximum principal amount of $750,000. The loan is secured by substantially all of the assets of the joint venture entity.

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

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Lease accounting

•	Equity-based compensation

•	Property and equipment

•	Goodwill and trademarks

•	Impairment of long-lived assets

Lease Accounting

     On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants (“the SEC letter”) expressing its views regarding certain accounting principles relating to three aspects of lease accounting: the period of time used for the amortization of leasehold improvements; the recognition of rent expense when the lease term in an operating lease contains a period of free or reduced rents commonly referred to as a “rent holiday”; and accounting for landlord improvement incentives to tenants. In light of this letter, we determined that our historical methods of accounting for rent holidays and tenant improvement allowances were not in accordance with GAAP. As a result, we restated prior period financial statements and changed our policy for accounting for operating leases.

     Our new policy for lease accounting involves recognizing rent on a straight-line basis from the time we are committed to a leased property, which is when all contingencies associated with the delivery of the property by the landlord are taken care of, to the end of the lease term, inclusive of one renewal period. The lease term, for purposes of straight-line rent calculations and the useful life over which leasehold improvements are depreciated, is the shorter of the estimated useful life of the leased property or the base lease term, inclusive of one renewal period. We also recognize tenant allowances as a deferred rent liability and amortize them over the lease term, inclusive of one renewal period.

Equity Based Compensation

     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised), “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments beginning in 2005, and supersedes FASB’s earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. We are continuing to evaluate the impact of this new standard on our earnings and currently expect that the impact on fiscal 2005 earnings of adopting this new standard in the third fiscal quarter of 2005 will be in the range of $0.03 to $0.05 per diluted share.

     In addition to our stock option plans, we grant restricted stock and restricted stock units as part of our equity-based compensation arrangements. Many of these restricted stock plans have performance-based vesting features, where the number of shares that vest each year depends upon our achievement of certain financial targets. In some plans, the shares that do not vest in any year are forfeited, while in other plans, the shares that do not vest in any year are available to vest in future years depending upon our cumulative achievement of multi-year financial targets. The accounting for these compensation arrangements is complicated and requires significant judgment on the part of management related to the ultimate number of shares that will vest, as well as overall impact of both on the basic and diluted weighted average share calculation. The performance-based awards require variable accounting under APB No. 25 and Financial Accounting Standards Board Interpretation 28.

     We believe that our accounting policy for equity-based compensation provides for a reasonable and systematic means of recognizing the expense over the period of time that we derive the benefits of the employee service. During 2004, the expense associated with our equity-based compensation plans reduced earnings by approximately $0.05 per diluted share. We anticipate the reduction of earnings in 2005 associated with the expense of equity-based awards to be $0.10 to $0.12 per diluted share.

Property and Equipment

     As discussed in Note 1 to the Consolidated Financial Statements, our property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives: building and improvements – 30 years; furniture, fixtures and equipment – 3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capital leases is amortized to its expected value at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.

     Inherent in the policies regarding property and equipment are certain significant management judgments and estimates, including useful life, residual value to which the asset is depreciated, the expected value at the end of the lease term for equipment under capital leases, and the determination as to what constitutes enhancing the value of or increasing the life of assets. These significant estimates and judgments, coupled with the fact that the ultimate useful life and economic value at the end of a lease are typically not known until the passage of time, through proper maintenance of the asset, or through continued development and maintenance of a given market in which a store operates can, under certain circumstances, produce distorted or inaccurate depreciation and amortization or, in some cases result in a write down of the value of the assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Critical Accounting Policy “Impairment of Long-Lived Assets” below.

     We believe that our accounting policy for property and equipment provides a reasonably accurate means by which the costs associated with an asset are recognized in expense as the cash flows associated with the asset’s use are realized.

Goodwill and Trademarks

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

     At December 26, 2004, we have $93.1 million in goodwill and $25.9 million in indefinite life intangible assets shown in our consolidated balance sheets related to the acquisition of Ninety Nine Restaurant and Pub. The determination of the estimated useful lives and whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to successfully integrate the Ninety Nine concept and to maintain the financial performance that this concept has experienced over its recent history. We have relied on the judgments of outside valuation experts in evaluating the carrying value of our goodwill and other intangible assets to the extent that the comparative information contained in our report is appropriate information to use in assessing whether these assets are impaired. Changes in strategy, new accounting pronouncements and/or market conditions may result in adjustments to recorded asset balances. For example, we incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of SFAS No. 142. The charge was related to the goodwill associated with the Stoney River acquisition.

     On January 27, 2003, we acquired Ninety Nine Restaurant and Pub for $116 million in cash and approximately 2.34 million shares of our common stock. We completed a valuation of the assets and liabilities of Ninety Nine and allocated the purchase price to the acquired tangible and intangible assets and liabilities, including $25.9 million related to trademarks, with the remaining amount of $93.1 million being allocated to goodwill. We selected the first day of each new fiscal year as the date on which we will test the goodwill and trademarks for impairment. We completed a valuation of the goodwill pursuant to SFAS No. 142 as of December 27, 2004, the first day of fiscal 2005 and our valuation showed that the fair value of the reporting unit exceeded its net book value and no impairment charge was needed.

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

Recently Issued Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of production facilities. We are required to adopt SFAS No. 151 in 2006. We are still evaluating the components of this new standard and do not expect it to have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R will be effective for us beginning July 11, 2005. We are continuing to evaluate the effect of adoption on our consolidated financial statements and believe that the estimated impact in fiscal 2005 will be approximately $0.03 to $0.05 per diluted share.

     In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to us.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. We do not expect adoption of SFAS No. 153 to have a material impact on our consolidated financial statements.

Impact of Inflation

     The impact of inflation on the cost of food, labor, equipment, land and construction costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our cost of food and beverage over the past 18 months. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

Outlook for 2005

     Our expectations for 2005 are for same restaurant sales increases of 1 to 3% for O’Charley’s and 0 to 2% for Ninety Nine. We expect to open between 13 and 15 new company-owned O’Charley’s restaurants, a similar number of Ninety-Nine restaurants, and two new Stoney River Legendary Steaks restaurants during 2005. The new Stoney River restaurants will be the first additions to the chain since 2002. The restarting of Stoney River restaurant development will require preopening, training, and other expenses of approximately $1.0 million in fiscal 2005. We also expect continued improvement in operating margins, an effective tax rate of between 29% and 31% for the fiscal year, and a moderation of commodity cost increases in 2005. We have already purchased or contracted for approximately 55% of our estimated beef requirements, approximately 20% of our estimated poultry requirements, and approximately 40% of our estimated pork requirements for 2005.

     While we have not provided earnings guidance for the full fiscal year 2005, we have provided estimates of the impact of our equity-based compensation plans on full year 2005 results. We expect that expenses relating to our restricted stock plans will reduce fiscal 2005 net income by between $0.10 and $0.12 per diluted share. While we continue to finalize our estimates of the impact of implementing SFAS No. 123R, we currently expect that the impact of beginning to expense stock options in the third quarter will be in the range of $0.03 to $0.05 per diluted share for fiscal 2005. There can be no assurance that actual performance for the first quarter or full year 2005 will not vary significantly from our expectations.

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

     At December 26, 2004, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.

     Also at December 26, 2004 and December 28, 2003, we had interest rate swap agreements with a financial institution that effectively converts a portion of the variable-rate revolving line of credit into a fixed-rate obligation. The notional amount of these swaps is $10.0 million and is based on one month LIBOR plus a specified margin ranging from 1.25% to 2.25%. The interest terms of these swaps mirror the interest terms on the debt. These swap agreements expire in 2006.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
O’CHARLEY’S INC.

Page
Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets at December 26, 2004 and December 28, 2003	41
Consolidated Statements of Earnings for the Years Ended December 26, 2004, December 28, 2003, and December 29, 2002	42
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 26, 2004, December 28, 2003, and December 29, 2002	43
Consolidated Statements of Cash Flows for the Years Ended December 26, 2004, December 28, 2003 and December 29, 2002	44
Notes to the Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
O’Charley’s Inc.
Nashville, Tennessee:

     We have audited the consolidated balance sheets of O’Charley’s Inc. and subsidiaries (the Company) as of December 26, 2004 and December 28, 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 26, 2004. In conjunction with our audits of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O’Charley’s Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

     As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2003 and 2002 consolidated financial statements.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Nashville, Tennessee
March 25, 2005

CONSOLIDATED BALANCE SHEETS

	December 26,	December 28,
	2004	2003
	(dollars in thousands)
		(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$10,772	$9,574
Trade accounts receivable, less allowance for doubtful accounts of $135 in 2004 and $78 in 2003	8,783	8,049
Inventories	33,125	21,513
Deferred income taxes	6,716	3,405
Notes receivable	120	3,070
Other current assets	4,882	3,426

Total current assets	64,398	49,037
Property and Equipment, net	451,808	430,266
Goodwill	93,074	93,069
Intangible Asset	25,921	25,921
Other Assets	22,310	22,380

Total Assets	$657,511	$620,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$14,259	$15,387
Accrued payroll and related expenses	19,183	11,608
Accrued expenses	20,878	18,494
Deferred revenue	19,210	15,442
Federal, state and local taxes	9,184	8,359
Current portion of long-term debt and capitalized lease obligations	12,670	10,031

Total current liabilities	95,384	79,321
Long-Term Debt, excluding current portion	146,125	165,145
Capitalized Lease Obligations, excluding current portion	32,344	34,453
Deferred Income Taxes	7,884	5,037
Other Liabilities	45,034	36,530

Total Liabilities	326,771	320,486

Shareholders’ Equity:
Common stock—No par value; authorized, 50,000,000 shares; issued and outstanding, 22,528,951 in 2004 and 22,118,292 in 2003	178,262	170,008
Accumulated other comprehensive loss, net of tax	(224)	(519)
Unearned compensation	(3,666)	(2,351)
Retained earnings	156,368	133,049

Total shareholders’ equity	330,740	300,187

Total Liabilities and Shareholders’ Equity	$657,511	$620,673

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS

		Year Ended
	December 26,	December 28,	December 29,
	2004	2003	2002
	(in thousands, except per share data)
		(restated)	(restated)
Revenues:
Restaurant sales	$864,259	$753,740	$495,112
Commissary sales	7,035	5,271	4,800
Franchise revenue	92	—	—

	871,386	759,011	499,912

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	261,013	221,206	140,638
Payroll and benefits	290,514	252,415	154,311
Restaurant operating costs	157,491	139,205	86,006
Cost of commissary sales	6,631	4,970	4,488
Advertising, general and administrative	63,754	52,204	37,677
Depreciation and amortization	39,798	36,360	25,527
Preopening costs	5,908	6,900	5,629

	825,109	713,260	454,276

Income from Operations	46,277	45,751	45,636
Other (Income) Expense:
Interest expense, net	13,476	14,153	5,556
Debt extinguishment charge	—	1,800	—
Other, net	120	(652)	(118)

	13,596	15,301	5,438

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	32,681	30,450	40,198
Income Taxes	9,362	9,261	13,942

Earnings Before Cumulative Effect of Change in Accounting Principle	23,319	21,189	26,256
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	(6,123)

Net Earnings	$23,319	$21,189	$20,133

Basic Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$1.05	$0.98	$1.41
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	(0.33)

Basic Earnings Per Common Share	$1.05	$0.98	$1.08

Diluted Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$1.03	$0.96	$1.33
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	(0.31)

Diluted Earnings Per Common Share	$1.03	$0.96	$1.02

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

				Accumulated
				Other
	Common Stock		Unearned	Comprehensive	Retained
	Shares	Amount	Compensation	Loss, net	Earnings	Total
			(in thousands)

Balance, December 30, 2001, as previously reported	18,393	$110,636	$—	$(490)	$94,056	$204,202
Cumulative effect on prior years of restatement	—	—	—	—	(2,329)	(2,329)

Balance, December 30, 2001 (restated)	18,393	$110,636	$—	$(490)	$91,727	$201,873
Comprehensive income:
Net earnings (restated)	—	—	—	—	20,133	20,133
Unrealized change in market value of derivatives, net of tax	—	—	—	(441)	—	(441)

Total comprehensive income (restated)						19,692

Exercise of employee stock options including tax benefits (net of shares tendered)	361	4,097	—	—	—	4,097
Shares issued under CHUX Ownership Plan	85	1,438	—	—	—	1,438
Compensation expense	—	460	—	—	—	460

Balance, December 29, 2002 (restated)	18,839	$116,631	$—	$(931)	$111,860	$227,560
Comprehensive income:
Net earnings (restated)	—	—	—	—	21,189	21,189
Unrealized change in market value of derivatives, net of tax	—	—	—	412	—	412

Total comprehensive income (restated)						21,601

Exercise of employee stock options including tax benefits (net of shares tendered)	811	8,021	—	—	—	8,021
Shares issued under CHUX Ownership Plan	112	1,682	—	—	—	1,682
Restricted share issuances	21	2,821	(2,821)	—	—	—
Compensation expense	—	—	470	—	—	470
Shares issued or issuable for acquisition	2,335	40,853	—	—	—	40,853

Balance, December 28, 2003 (restated)	22,118	$170,008	$(2,351)	$(519)	$133,049	$300,187
Comprehensive income:
Net earnings	—	—	—	—	23,319	23,319
Unrealized change in market value of derivatives, net of tax	—	—	—	295	—	295

Total comprehensive income	—	—	—	—	—	23,614

Exercise of employee stock options including tax benefits (net of shares tendered)	248	2,495	—	—	—	2,495
Shares issued under CHUX Ownership Plan	147	2,136	—	—	—	2,136
Restricted share issuances	8	2,249	(2,249)	—	—	—
Compensation expense	—	1,237	934	—	—	2,171
Donation of stock	8	137	—	—	—	137

Balance, December 26, 2004	22,529	$178,262	$(3,666)	$(224)	$156,368	$330,740

See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended
	December 26,	December 28, 29,	December 29,
	2004	2003	2002
	(in thousands)
		(restated)	(restated)
Cash Flows from Operating Activities:
Net earnings	$23,319	$21,189	$20,133
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	6,123
Depreciation and amortization – property and equipment	39,798	36,360	25,527
Debt extinguishment charge	—	1,800	—
Amortization of debt issuance costs	1,449	1,184	380
Deferred income taxes excluding effect of Ninety Nine acquisition	(464)	184	1,519
Compensation expense related to restricted stock plans	2,171	470	561
Amortization of deferred gain on sale-leaseback	(1,055)	(163)	—
Loss (gain) on the sale and involuntary conversion of assets	215	(423)	(63)
Donation of stock	137	—	—

Changes in assets and liabilities, excluding the effects of the Ninety Nine acquisition:
Trade accounts receivable	(734)	(1,961)	(452)
Inventories	(11,612)	(548)	49
Other current assets	(1,078)	526	(677)
Trade accounts payable	(1,128)	(381)	1,950
Deferred revenue	3,768	3,035	3,738
Accrued payroll and other accrued expenses	10,426	372	3,702
Other long-term assets and liabilities	4,062	1,984	1,102
Tax benefit derived from exercise of stock options	1,224	4,692	1,100

Net cash provided by operating activities	70,498	68,320	64,692

Cash Flows from Investing Activities:
Additions to property and equipment	(60,491)	(67,598)	(69,711)
Acquisition of company, net of cash acquired	—	(114,287)	—
Proceeds from the sale of assets	1,943	3,724	2,018
Other, net	3,247	411	(882)

Net cash used in investing activities	(55,301)	(177,750)	(68,575)

Cash Flows from Financing Activities:
Proceeds from long-term debt	4,454	265,121	9,000
Payments on long-term debt and capitalized lease obligations	(33,799)	(207,639)	(7,610)
Proceeds from sale and lease-back transactions	12,090	59,097	—
Minority interest in joint ventures	750	—	—
Debt issuance costs	(900)	(10,898)	—
Exercise of employee incentive stock options and issuances under stock purchase plan	3,406	5,012	4,435

Net cash (used in) provided by financing activities	(13,999)	110,693	5,825

Increase in cash and cash equivalents	1,198	1,263	1,942
Cash and cash equivalents at beginning of the year	9,574	8,311	6,369

Cash and cash equivalents at end of the year	$10,772	$9,574	$8,311

See notes to the consolidated financial statements

O’CHARLEY’S INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     O’Charley’s Inc. (the “Company”) owns and operates 221 (at December 26, 2004) full-service restaurant facilities in 16 southeastern and midwestern states under the trade name of “O’Charley’s”, 99 full-service restaurant facilities in seven northeastern states under the trade name “Ninety Nine Restaurant and Pub”, and six full-service restaurant facilities under the trade name of “Stoney River Legendary Steaks.” The Company has one O’Charley’s store located in Michigan that is operated by a franchisee. The Company has one O’Charley’s located in Louisiana that is operated by a franchisee that is a joint venture in which the Company has a financial interest. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the Louisiana joint venture franchisee accounts. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year ends on the last Sunday in December. All fiscal years presented were comprised of 52 weeks. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of $10.2 million and $6.4 million at December 26, 2004 and December 28, 2003, respectively. These cash equivalents consist entirely of overnight repurchase agreements of government securities.

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

     Preopening Costs represent costs incurred prior to a restaurant opening and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when the leased property is physically employed and the date on which the restaurant opens.

     Investments. The Company owned certain marketable securities that were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Debt and Equity Securities. Marketable securities are classified as available for sale securities and are carried at fair value, with the unrealized gains and losses recorded in a separate component of shareholders’ equity, net of tax unless there is a decline in value which is considered to be other than temporary, in which case the cost of such security is written down to fair value and the amount of the write down is reflected in earnings. During 2003, the Company sold all of these securities.

     Investment in Affiliated Company. The Company has a 7% ownership interest in a joint venture to operate a restaurant concept in Chicago, IL. The Company is not the primary beneficiary as defined by FASB Interpretation (FIN) No. 46R Consolidation of Variable Interest Entities, and accounts for its investment by the equity method.

     Property and Equipment are stated at cost and depreciated on a straight-line method over the following estimated useful lives: buildings and improvements—30 years; furniture, fixtures and equipment—3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term. Equipment under capitalized leases is amortized to its expected value to the Company at the end of the lease term, inclusive of one renewal period. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.

     Managing Partner Program for Stoney River. The Company has established a “managing partner program” for the general managers of its Stoney River restaurants pursuant to which each general manager has the opportunity to acquire a 6% interest in the subsidiary that owns the restaurant that the general manager manages in exchange for a capital contribution to that subsidiary. The Company has also entered into a five-year employment agreement with each general manager. During the five-year employment term, each general manager is prohibited from selling or otherwise transferring his or her 6% interest. Upon the fifth anniversary of the general manager’s capital contribution to the subsidiary, the Company has the option, but not the obligation, to purchase the general manager’s 6% interest for fair market value. In the event the general manager’s employment with the Company terminates prior to the expiration of the five-year term of their agreement, the Company has the option, but not the obligation, to purchase the general manager’s 6% interest. In addition, the general manager’s 6% interest is subject to forfeiture based on certain events.

     Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of December 31, 2001. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” The charge was related to the goodwill associated with the Stoney River acquisition in May 2000.

     On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub for $116 million in cash and approximately 2.34 million shares of our common stock. The Company completed a valuation of the assets and liabilities of Ninety Nine and allocated the purchase price to the acquired tangible and intangible assets and liabilities with the remaining amount being allocated to goodwill.

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

     Goodwill and indefinite life intangible assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount of goodwill and indefinite life intangible assets exceeds their implied fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

     We selected the first day of each new fiscal year as the date on which we will test the goodwill for impairment. We completed a valuation of the goodwill pursuant to SFAS No. 142 as of December 27, 2004, the first day of fiscal 2005 and our valuation showed that the fair value of the goodwill exceeded the carrying value and no impairment charge was needed. Also, as a part of this valuation, we reviewed the carrying value of the trademark, an indefinite life intangible asset, and found that no impairment charge was needed.

     Revenues consist of restaurant sales, and to a lesser extent, commissary sales and franchise revenues. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes. Restaurant sales are recognized upon delivery of services. Proceeds from the sale of gift cards and certificates are deferred and recognized as revenue as they are redeemed. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs. Commissary sales are recognized when delivery occurs, the revenue amount is determinable and when collection is reasonably assured. Franchise revenues consist of development fees and royalties on sales of franchised units. The Company’s development fees are $50,000 for the first two stores and $25,000 for each additional store opened by the franchisee. The development fees are recognized during the reporting period in which the developed store begins operation. The royalties are recognized in revenue in the period billed to the franchisee.

     Advertising Costs. The Company expenses advertising costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place. Advertising expense for fiscal years 2004, 2003, and 2002, totaled $25.6 million, $24.3 million, and $17.0 million, respectively.

     Income Taxes are accounted for in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of earnings in the period that includes the enactment date. The Company’s effective income tax rate in fiscal 2004 was 28.6% compared to 30.4% in 2003. The reduction resulted primarily from an increase in the net benefit from the FICA tip and other credits from $2.8 million in 2003 to $3.6 million in 2004. Our tax rates in both years have been adjusted for the restatement associated with lease accounting, during which we also adjusted our tax accounts to correct prior year computation errors as well as to adjust our 2004 provision for revised state apportionment factors that we calculated as a part of the filing of our fiscal 2003 tax return during the fourth quarter of 2004.

     Stock Option Plan. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its stock compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002
	(in thousands)
		(restated)	(restated)
Net earnings, as reported	$23,319	$21,189	$20,133
Add stock-based employee compensation expense included in reported net earnings, net of tax	1,550	327	366
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(4,509)	(3,115)	(3,480)

Pro forma net earnings	$20,360	$18,401	$17,019

Earnings per share:
Basic-as reported	$1.05	$0.98	$1.08
Basic-pro forma	$0.91	$0.85	$0.91

Diluted-as reported	$1.03	$0.96	$1.02
Diluted-pro forma	$0.90	$0.83	$0.86

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

     Stock Repurchase. Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares become authorized but unissued. The Company reflects the purchase price of any such repurchased shares as a reduction of common stock.

     Fair Value of Financial Instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 26, 2004 and December 28, 2003. Book value approximates fair value for substantially all of the Company’s assets and liabilities that fall under the scope of SFAS No. 107.

     Derivative Instruments and Hedging Activities. All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the variability of cash flows to be paid related to a recognized liability or as a hedge of the fair value of a recognized liability. For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedge risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value and cash-flow hedges to specific liabilities on the balance sheet. The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. The Company also determines how ineffectiveness will be measured. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged liability, are recorded in earnings. The terms and conditions of the fair value hedges mirror the interest terms and conditions on our 9.0% senior subordinated notes due 2013. Therefore, the Company is not required to test the effectiveness of these derivatives. If it is determined that a derivative is ineffective as a hedge, the Company discontinues hedge accounting prospectively.

     When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value and no longer adjusts the hedged liability for changes in fair value. The adjustment of the carrying amount of the hedged liability is accounted for in the same manner as other components of the carrying amount of that liability. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings.

     Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income, presented in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income, consists of net earnings and unrealized gains (losses) on derivatives. Other comprehensive income, net of tax, for 2004 was $295,000. The accumulated other comprehensive loss at December 26, 2004 is comprised of an unrealized loss on derivative financial instruments of $224,000, net of tax.

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

     Use of Estimates. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of plant and equipment, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; valuation of derivative instruments; and obligations related to employee benefits. Actual results could differ from those estimates.

     Recently Issued Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of production facilities. The Company is required to adopt SFAS No. 151 in 2006. The Company is still evaluating the components of this new standard and does not expect it to have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R will be effective for the Company beginning July 11, 2005. The Company is continuing to evaluate the effect of adoption on the consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate,” for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

2. Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants (“the SEC letter”) expressing its views regarding certain accounting principles relating to three aspects of lease accounting: the period of time used for the amortization of leasehold improvements; the recognition of rent expense when the lease term in an operating lease contains a period of free or reduced rents commonly referred to as a “rent holiday”; and accounting for landlord improvement incentives to tenants. In light of this letter, the Company determined that its historical methods of accounting for rent holidays and tenant improvement allowances were not in accordance with U.S. generally accepted accounting principles.

     With respect to rent holidays, the SEC letter states that “pursuant to the response in paragraph 2 of Financial Accounting Standards Board (FASB) Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period) unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed.” The period from when leased land is made available to the Company for the construction of a new restaurant and when the lease payments begin is a rent holiday. Since the Company did not previously recognize rent expense during the rent holiday period, it was understating rent expense during the construction period, and overstating rent during subsequent periods. The Company has made restatement adjustments to recognize straight-line rent expense beginning on the date that the Company took possession of the leased land or premises.

     Tenant improvement incentives are typically provided by landlords to pay a portion of the cost associated with constructing improvements on the leased premises. The Company does not typically receive tenant improvement allowances on its leases. However, the Company received a tenant improvement allowance on one lease during 2001. The Company recognized the allowance as a reduction in the capitalized amount of the leasehold improvements, thereby reducing the related depreciation. The SEC letter states that such allowances should be recorded as deferred rent and amortized as reductions to rent expense over the lease term. The Company has made adjustments to its consolidated balance sheet to record the allowance as deferred rent. These adjustments had no impact on the Company’s consolidated statements of earnings. These adjustments, because the tenant improvement allowance was received during 2001, had no impact on the Company’s consolidated statement of cash flows included in this Annual Report.

     Prior to its 2000 fiscal year, the Company did not recognize rent expense on leases with escalating rental obligations using the required straight-line rent method. Beginning with leases entered into in fiscal 2000, the Company has recognized rent expense by applying the straight-line rent method. For leases on restaurants opened during its 2000 and 2001 fiscal years, the Company recognized depreciation expense for leasehold improvements using economic lives that were longer than the time periods used for calculating straight-line rent expense on the underlying leases. Beginning with leases entered into in fiscal 2002, the Company has recognized depreciation expense for leasehold improvements using a useful life that is consistent with the time period used for straight-line rent calculations. For purpose of straight-line rent expense and depreciating leasehold improvements, the Company uses the estimated lease term, inclusive of one renewal period. The Company has made adjustments to the prior period consolidated financial statements to correct for these errors.

     In addition to the restatement adjustments relating to the Company’s accounting for operating leases, the Company has also made restatement adjustments to its previously issued consolidated financial statements to correct for other errors that it had previously determined were not material to its consolidated financial statements. Historically, the Company has not eliminated certain inter-company profits from the carrying value of the inventory in its restaurants, and did not calculate the value of its commissary inventory using full absorption of labor and overhead costs. In addition, the consolidated financial statements for 2003, as previously reported, included certain errors in the calculation of the income tax provision.

     The Company has restated its consolidated balance sheet and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows. The following table reflects the individual and cumulative effect of these restatement adjustments for the periods indicated. See Note 22 of the notes to consolidated financial statements for a reconciliation of the restatement on net earnings on a quarterly basis.

	As of and for		For the Fiscal
	the Fiscal Year Ended		Year Ended
	December 28, 2003		December 29, 2002
		Increase
		(decrease)	Increase
	Retained	in net	(decrease)
Dollars in thousands	earnings	earnings	in net earnings
As previously reported	$135,997	$21,273	$20,668

Restatement items:

Accounting for Operating Leases	(4,861)	(842)	(800)
Cost and Profit Recognition on Inventory	(467)	(76)	(61)

Total Pretax Impact	(5,328)	(918)	(861)
Tax calculation errors	424	424	—
Impact of restatement on tax provision and deferred taxes	1,956	410	326

Total restatement items	(2,948)	(84)	(535)

As restated	$133,049	$21,189	$20,133

     The effects of the Company’s restatement on previously reported consolidated financial statements as of December 28, 2003 and for the years ended December 28, 2003 and December 29, 2002 are summarized below.

The following table reflects the effect of the restatement on the consolidated statements of earnings (in thousands):

	Fiscal Years Ended
	2003		2002
	As		As
	previously	2003	previously	2002
	reported	As restated	reported	As restated
Selected Statement of Income Data:
Cost of food and beverage	$221,129	$221,206	$140,577	$140,638
Restaurant operating costs	138,473	139,205	85,761	86,006
Preopening costs	6,337	6,900	5,074	5,629
Total costs and expenses	712,341	713,260	453,415	454,276
Income from Operations	46,670	45,751	46,497	45,636
Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	31,369	30,450	41,059	40,198
Income Taxes	10,096	9,261	14,268	13,942
Earnings Before Cumulative Effect of Change in Accounting Principle	21,273	21,189	26,791	26,256
Net Earnings	$21,273	$21,189	$20,668	$20,133
Basic Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.98	$0.98	$1.44	$1.41
Basic Earnings Per Common Share	0.98	0.98	1.11	1.08
Diluted Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle (1)	$0.96	$0.96	$1.35	$1.33
Diluted Earnings Per Common Share (1)	0.96	0.96	1.04	1.02

(1)	The 2003 “as reported” per share amounts shown reflect the correction of the treatment of contingently issuable shares on the weighted average share count. The originally reported per share amount for 2003 for both Diluted Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle and Diluted Earnings Per Common Share was $0.95. Note 13 in the Notes to the consolidated financial statements reflects the revised share counts for this change.

The following table reflects the effect of the restatement on the consolidated balance sheet (in thousands):

	December 28,
	2003
	As
	Previously	2003
	reported	As restated
Selected Balance Sheet Data:
Inventories	$21,980	$21,513
Total current assets	49,504	49,037
Property and Equipment, net	429,361	430,266
Total Assets	620,235	620,673
Federal, state and local taxes	8,836	8,359
Total Current Liabilities(1)	80,810	79,321
Deferred Income Taxes	6,940	5,037
Other Liabilities(1)	29,752	36,530
Total Liabilities	317,100	320,486
Retained earnings	135,997	133,049
Total shareholders’ equity	303,135	300,187
Total Liabilities and Shareholders’ Equity	620,235	620,673

(1)	Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

The following table reflects the effect of the restatement on the consolidated statements of cash flows (in thousands):

	Fiscal Years Ended
	2003		2002
	As		As
	previously	2003	previously	2002
	reported	As restated	reported	As restated
Selected Cash Flow Data:
Net cash provided by operating activities	$67,726	$68,320	$64,641	$64,692
Other, net (1)	545	411	(831)	(882)
Net cash used in investing activities	(177,616)	(177,750)	(68,524)	(68,575)

(1)	Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

3. Acquisition

     On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub (“Ninety Nine”), a casual dining chain based in Woburn, Massachusetts, primarily to continue expanding its portfolio of quality restaurant concepts in becoming a multi-concept restaurant operation. The Company acquired Ninety Nine Restaurant and Pub for $116 million in cash (which excludes approximately $5.5 million in cash acquired and approximately $3.8 million in transaction costs) and approximately 2.34 million shares of common stock, plus the assumption of certain liabilities. In addition to the purchase price, the Company agreed to pay a total of $1.0 million per year, plus accrued interest, on each of January 1, 2004, 2005, 2006 and 2007, to certain key employees of Ninety Nine who continue to be employed at the time of such payments. Of the stock portion of the purchase price, the Company delivered 941,176 shares at closing, 390,586 shares in January 2004, 407,843 in January 2005 and will deliver 407,843 on the third anniversary of the closing and 94,118 shares on each of the fourth and fifth anniversaries of the closing.

     The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141 and, accordingly, the results of operations of Ninety Nine are included in the Company’s consolidated financial statements from the date of acquisition. The Ninety Nine concept is being operated through indirect wholly-owned subsidiaries of the Company. The Company attributes the goodwill shown below to the long-term historical financial performance and the anticipated future performance of Ninety Nine. The allocation of the purchase price to the acquired net assets is as follows (in thousands).

Fair value of assets acquired	$41,865
Purchase price in excess of the net assets acquired (goodwill)	93,074
Intangible Asset (tradename)	25,921
Favorable leases	575
Fair value of liabilities assumed	(770)

Cash and stock paid	160,665
Less stock issued or issuable for acquisition	(40,853)
Less cash acquired	(5,520)

Net cash paid for acquisition	$114,292

     The following unaudited pro forma condensed results of operations give effect to the acquisition of Ninety Nine as if such transaction had occurred at the beginning of fiscal 2003:

Fiscal Years ended December 28, 2003 and December 29, 2002

	2003	2002
	(restated)	(restated)
Pro Forma Earnings:
Total revenues	$775,194	$696,283
Earnings before income taxes and cumulative effect of change in accounting principle	30,830	51,815

Earnings before cumulative effect of change in accounting principle	21,436	33,836
Cumulative effect of change in accounting principle	—	(6,123)

Net earnings	$21,436	$27,713

Basic earnings per share
Earnings before cumulative effect of change in accounting principle	$0.97	$1.61
Cumulative effect of change in accounting principle	—	(0.29)

Net earnings	$0.97	$1.32

Basic weighted average common shares outstanding	22,148	21,036

	2003	2002
	(restated)	(restated)
Diluted earnings per share
Earnings before cumulative effect of change in accounting principle	$0.94	$1.53
Cumulative effect of change in accounting principle	—	(0.28)

Net earnings	$0.94	$1.25

Diluted weighted average common shares outstanding	22,758	22,139

     The foregoing pro forma amounts are based upon certain assumptions and estimates, including, but not limited to the recognition of interest expense on debt incurred to finance the acquisition. The pro forma amounts do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

4. Property and Equipment

Property and equipment consist of the following:

	December 26,	December 28,
	2004	2003
	(in thousands)
		(restated)
Land and improvements	$77,588	$77,738
Buildings and improvements	148,060	151,598
Furniture, fixtures and equipment	170,736	145,154
Leasehold improvements	159,296	131,854
Equipment under capitalized leases	73,828	69,034
Property leased to others	1,888	802

	631,396	576,180
Less accumulated depreciation and amortization	(179,588)	(145,914)

	$451,808	$430,266

     Depreciation and amortization of property and equipment was $39.8 million, $36.4 million and $25.5 million for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

5. Other Assets

Other assets consist of the following:

	December 26,	December 28,
	2004	2003
	(in thousands)
Supplemental executive retirement plan asset	$7,189	$5,527
Liquor licenses	2,392	2,097
Deferred compensation	2,000	3,000
Prepaid interest and finance costs	7,678	8,227
Notes receivable	993	1,565
Other assets	2,058	1,964

	$22,310	$22,380

     The increase in the supplemental executive retirement plan asset shown above is primarily related to salary and bonus deferrals combined with the Company match and earnings on the accounts of the participants during 2004. See Note 15.

     The deferred compensation shown above represents the amount yet to be recognized in expense under the payment plan to certain employees of Ninety Nine Restaurant and Pub discussed in Note 3. The amounts are payable each January 1 in each of the next four years. The Company recognized compensation expense of $1.0 million plus accrued interest during 2004 and 2003 related to this payment plan.

6. Accrued Expenses

     Accrued expenses include the following:

	December 26,	December 28,
	2004	2003
	(in thousands)
		(restated)
Accrued insurance expenses	$8,164	$7,753
Accrued employee benefits	4,592	4,150
Accrued interest	1,565	1,912
Accrued vacation	1,909	1,541
Other accrued expenses	4,648	3,138

	$20,878	$18,494

     The amount for accrued insurance expenses shown above includes primarily reserves for workers’ compensation and general liability claims for amounts that fall under our deductibles on each of the respective insurance policies. The amount also includes reserves associated with our self-insured health insurance programs. The total of the self-insured health insurance accounts at December 26, 2004 was approximately $1.9 million.

7. Long-Term Debt

     Long-term debt consists of the following:

	December 26,	December 28,
	2004	2003
	(in thousands)
Revolving line of credit	$21,000	$40,000
9% senior subordinated notes due 2013	125,000	125,000
Secured mortgage note payable	146	164

	146,146	165,164
Less current portion of long-term debt	(21)	(19)

Long-term debt, net of current portion	$146,125	$165,145

     In the fourth quarter of 2003, the Company amended and restated its credit facility and issued $125 million aggregate principal amount of the notes. The proceeds from the notes were used to pay off a term loan and to repay a portion of the revolving credit loan under the Company’s bank credit facility. Interest on the notes accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year commencing May 1, 2004. The notes mature on November 1, 2013. The notes are unsecured, senior subordinated obligations and rank junior in right of payment to all of the Company’s existing and future senior debt (as defined in the indenture governing the notes). At any time before November 1, 2006, the Company may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount of the notes, plus accrued and unpaid interest, with the cash proceeds of certain equity offerings. The Company may also redeem all or a portion of the notes on or after November 1, 2008 at the redemption prices set forth in the indenture governing the notes. The notes are guaranteed on an unsecured, senior subordinated basis by certain of the Company’s subsidiaries.

     The indenture governing the notes contains certain customary covenants that, subject to certain exceptions and qualifications, limit the Company’s ability to, among other things: incur additional debt or issue preferred stock; pay dividends or make other distributions on, redeem or repurchase capital stock; make investments or other restricted payments; engage in sale and leaseback transactions; create or permit to exist certain liens; consolidate, merge or transfer all or substantially all of its assets; and enter into transactions with affiliates. In addition, if the Company sells certain assets (and generally does not use the proceeds of such sales for certain specified purposes) or experiences specific kinds of changes in control, the Company must offer to repurchase all or a portion of the notes. The notes are also subject to certain cross-default provisions with the terms of the Company’s other indebtedness.

     The Company’s current bank credit facility consists of a revolving credit facility in a maximum principal amount of $125.0 million and does not provide for a term loan facility. The facility has a four-year term maturing in 2007, and bears interest, at the Company’s option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. The credit facility imposes restrictions on the Company with respect to the incurrence of additional indebtedness, sales of assets, mergers and acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires the Company to comply with certain specified financial covenants, including covenants and ratios relating to the Company’s senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. The Company was in compliance with or has received waivers of compliance with such covenants at December 26, 2004. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. At December 26, 2004, the credit facility was secured by 100% of the equity interests the Company owns of each of its existing and future subsidiaries and all of the tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment, of the Company and substantially all of its subsidiaries. During 2004, the Company paid commitment fees of approximately $319,000. At December 26, 2004, the amount available under the revolving credit facility, after consideration of the Company’s outstanding letters of credit, was $97.0 million.

     The secured mortgage note payable at December 26, 2004 bears interest at 10.5% and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $867,000 at December 26, 2004.

     The annual maturities of long-term debt as of December 26, 2004 were: $21,000-2005; $23,000-2006; $21.0 million-2007; $28,000-2008; $31,000-2009; and $125.0 million thereafter.

8. Other Liabilities

     Other liabilities include the following:

	December 26,	December 28,
	2004	2003
	(in thousands)
		(restated)
Deferred gain on sale leaseback transactions	$20,484	$17,257
Deferred rent	11,981	7,963
Supplemental executive retirement plan liability	8,747	6,658
Deferred compensation liability	2,000	3,000
Other long-term liabilities	1,822	1,652

	$45,034	$36,530

9. Lease Commitments

     The Company has various leases for certain restaurant land and buildings under operating lease agreements. These leases generally contain renewal options ranging from five to 15 years and require the Company to pay all executory costs such as taxes, insurance and maintenance costs in addition to the lease payments. Certain leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum rent. The Company leases certain equipment and fixtures under capital lease agreements having lease terms from five to seven years. The Company expects to exercise its options under these agreements to purchase the equipment in accordance with the provisions of the lease agreements.

     As of December 26, 2004 and December 28, 2003, approximately $57.7 million and $50.2 million, respectively, net book value of the Company’s property and equipment is under capitalized lease obligations. Interest rates on capitalized lease obligations range from 3.8% to 7.3%.

     Future minimum lease payments at December 26, 2004 are as follows:

	Capitalized
	Equipment	Operating
	Leases	Leases
	(in thousands)
2005	$13,697	$27,221
2006	11,034	27,494
2007	8,459	27,701
2008	8,539	27,759
2009	5,041	27,612
Thereafter	1,858	301,006

Total minimum lease payments	$48,628	$438,793

Less amount representing interest	(3,635)

Net minimum lease payments	44,993
Less current portion	(12,649)

Capitalized lease obligations, net of current portion	$32,344

     Rent expense for 2004, 2003 and 2002 for operating leases is as follows:

	2004	2003	2002
	(in thousands)
		(restated)	(restated)
Minimum rentals	$29,485	$22,252	$8,904
Contingent rentals	410	423	302

	$29,895	$22,675	$9,206

     During the fourth quarter of 2003, the Company completed two sale and leaseback transactions. The first transaction, completed on October 17, 2003, involved the sale of 23 of its O’Charley’s restaurant properties for aggregate gross proceeds of approximately $50.0 million. The second transaction, completed on November 7, 2003, involved the sale of five of its O’Charley’s restaurants for aggregate gross proceeds of approximately $9.1 million. During the first quarter of 2004, the Company entered into a third sale and leaseback transaction. This transaction, completed on December 30, 2003, involved the sale of six of its O’Charley’s restaurant properties for aggregate gross proceeds of approximately $12.1 million.

     All of these sales were made to an unrelated entity who then leased the properties back to the Company. The leases that the Company entered into in connection with these transactions require the Company to make additional future minimum lease payments aggregating approximately $119.4 million over the 20-year term of the leases, or an average of approximately $6.0 million annually. The leases also provide for the payment of additional rent beginning in the sixth year of the lease term based on increases in the Consumer Price Index. The net proceeds from these transactions were used to pay down indebtedness under the Company’s existing bank credit facility.

     The Company recognized a gain of approximately $16.9 million on the sale and leaseback transactions completed during 2003 and a $4.5 million gain on the transaction completed in the first quarter of 2004. These gains are being deferred and amortized over the 20-year term of the leases that were entered into in conjunction with the transactions. The gain is reflected in other liabilities in the accompanying consolidated balance sheets. None of the gain amortization is reflected in the future minimum operating lease amounts shown above.

10. Derivative Instruments and Hedging Activities.

     The Company has interest-rate-related derivative instruments to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging and fair-value-hedging purposes. That is, the Company does not speculate using derivative instruments.

     By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

     Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive loss, net of tax. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings.

     The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

     The Company also uses fixed-rate debt to finance its operations. The debt obligations expose the Company to variability in the fair value of the fixed-rate debt due to changes in interest rates. Management believes that it is prudent to limit the variability of the debt’s fair value. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in fair value resulting from changes in interest rates. These swaps change the fixed-rate cash flow on the debt obligations to variable cash flows. Under the terms of interest rate swaps, the Company receives fixed interest rate payments and makes variable interest rate payments, thereby creating the equivalent of variable rate debt.

     Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of fair value associated with fixed rate, long-term debt obligations, along with the loss or gain on the hedged liability are recorded in earnings.

     At December 26, 2004, the Company has interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.

     Also at December 26, 2004 and December 28, 2003, the Company has interest rate swap agreements with a financial institution that effectively converts a portion of the variable-rate revolving line of credit into a fixed-rate obligation. The notional amount of these swaps is $10.0 million and is based on one month LIBOR plus a specified margin ranging from 1.25% to 2.25%. The interest terms of these swaps mirror the interest terms on the debt. These swap agreements expire in 2006. As of December 26, 2004, $224,000 of deferred losses, net of tax, on the swaps were included in accumulated other comprehensive income.

     At December 26, 2004 and December 28, 2003, the total fair value of all swap agreements was a liability of $614,000 and $1,228,000, respectively, which is included as a component of other long-term liabilities. As of December 26, 2004 and December 28, 2003, $224,000 and $519,000, respectively, of deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives losses to earnings include the repricing of variable-rate debt.

11. Income Taxes

     The total income tax expense (benefit) for each respective year is as follows:

	2004	2003	2002
	(in thousands)
		(restated)	(restated)
Income taxes attributable to:
Earnings before cumulative effect of change in accounting principle	$9,362	9,261	13,942
Tax effect of cumulative effect of accounting change	—	—	(3,731)
Shareholders’ equity, tax change in market value of derivative instruments	189	251	(235)

Shareholders’ equity, tax benefit derived from non-statutory stock options exercised	(1,224)	(4,692)	(1,100)

	$8,327	$4,820	$8,876

     Income tax expense (benefit) related to earnings before cumulative effect of a change in accounting principle for each respective year is as follows:

	2004	2003	2002
	(in thousands)
		(restated)	(restated)
Current	$9,606	$9,100	$12,400
Deferred	(244)	161	1,542

	$9,362	$9,261	$13,942

     Income tax expense (benefit) attributable to earnings before cumulative effect of a change in accounting principle differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings from operations as a result of the following:

	2004	2003	2002
		(restated)	(restated)
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes due to:
State income taxes, net of federal tax benefit	4.9	4.3	3.2
Tax credits, primarily FICA tip credits	(11.0)	(9.2)	(4.3)
Other	(0.3)	0.3	0.8

	28.6%	30.4%	34.7%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

	December 26,	December 28,
	2004	2003
	(in thousands)
		(restated)
Deferred tax assets:
Inventories, principally due to uniform capitalization	$707	$520
Goodwill impairment	—	318
Accrued expenses, principally due to accruals for workers’ compensation, employee health and retirement benefits	7,922	3,672
Asset impairment and exit cost	308	1,210
Unearned gift card income	1,082	313
Tax credits, primarily FICA tip credits	1,807	624
State net operating loss carry forwards	1,775	517
Deferred rent	2,174	1,903
Other	106	402

Total gross deferred tax assets	15,881	9,479
Deferred tax asset valuation allowance	(1,775)	(517)

Total net deferred tax assets	14,106	8,962
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation and capital lease amortization	11,180	10,594
Goodwill	4,094	—

Total gross deferred tax liabilities	15,274	10,594

Net deferred tax liability	$1,168	$1,632

     The net deferred tax liability (asset) is as follows:

	2004	2003
	(in thousands)
		(restated)
Deferred income taxes, long-term liability	$7,884	$5,037
Deferred income taxes, current asset	(6,716)	(3,405)

	$1,168	$1,632

     The Company has gross state net operating loss carry-forwards of $42 million to reduce future tax liabilities, which begin to expire at various times starting in 2008. The federal general business tax credits of $1,807,000 will begin to expire at various times starting in 2024.

     The Company has established a valuation allowance of $1,775,000 and $517,000 as of December 26, 2004 and December 28, 2003, respectively, for state net operating loss carry-forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance.

12. Shareholders’ Equity

     In October 2003, the Company announced an authorization to repurchase up to $25.0 million of the Company’s common stock. Any repurchases will be made from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. To date, the Company has not repurchased any shares of common stock under this authorization. Any repurchases will be funded with borrowings under the Company’s bank credit facility.

     The Company’s charter authorizes 100,000 shares of preferred stock which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 26, 2004, no preferred shares had been issued.

13. Earnings Per Share

     The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share.

	2004	2003	2002
	(in thousands)
		(restated)	(restated)
Weighted average shares outstanding - basic	22,290	21,560	18,683
Incremental stock option shares outstanding	357	610	1,103

Weighted average shares outstanding - diluted	22,647	22,170	19,786

     For fiscal years 2004, 2003, and 2002, the number of anti-dilutive shares excluded from the weighted average shares calculation were approximately 1,741,000, 1,375,000 and 233,000, respectively.

14. Stock Compensation and Purchase Plans

     The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key employees, nonemployee directors and consultants of the Company. The Company reserved 4,183,523 shares of common stock for issuance pursuant to these plans. Options are granted at 100% of the fair market value of common stock on the date of the grant, expire ten years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. The Company adopted the O’Charley’s 2000 Stock Incentive Plan (the “2000 Plan”) in May 2000. The Company has reserved 3,000,000 shares of common stock for issuance pursuant to the 2000 Plan. At December 26, 2004, options to purchase 1,954,097 shares of common stock were outstanding under the 2000 Plan. Following adoption of the 2000 Plan, no additional options may be granted pursuant to previously adopted stock option plans. At December 26, 2004, options to purchase 1,269,252 shares of common stock were outstanding under those previously adopted plans. At December 26, 2004, the Company has 542,743 shares available for issuance under the 2000 Plan. The Company applies APB Opinion No. 25 in accounting for its plan; and, accordingly, no compensation cost has been recognized because no options have been granted at an exercise price less than the fair value of the stock on the date of the grant.

     A summary of stock option activity during the past three years is as follows:

		Weighted-Average
	Number of Options	Exercise Price
Balance at December 30, 2001	3,598,218	$11.11
Granted	392,500	21.67
Exercised	(366,101)	8.51
Forfeited	(101,293)	13.67

Balance at December 29, 2002	3,523,324	$12.43
Granted	1,261,722	18.60
Exercised	(969,511)	6.45
Forfeited	(101,031)	18.86

Balance at December 28, 2003	3,714,504	$16.54

		Weighted-Average
	Number of Options	Exercise Price
Granted	0	0
Exercised	(352,767)	9.05
Forfeited	(138,388)	19.33

Balance at December 26, 2004	3,223,349	$17.23

     At the end of 2004, 2003, and 2002, the number of options exercisable was approximately 1,620,000, 1,690,000 and 2,180,000, respectively, and the weighted average exercise price of those options was $15.47, $13.47 and $9.81, respectively.

     The following table summarizes information about stock options outstanding at December 26, 2004.

Options Outstanding				Options Exercisable
		Weighted-Avg.
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Exercise Price	Number	Life	Exercise Price	Number	Exercise Price
$ 7.26 to 9.77	138,383	1.3	$8.47	130,970	$8.43
$ 9.77 to 12.10	423,754	3.5	11.73	349,340	11.72
$12.10 to 14.51	217,067	4.9	13.64	170,418	13.72
$14.51 to 16.93	703,498	4.6	15.36	435,882	15.32
$16.93 to 19.35	400,295	6.6	18.10	214,725	18.12
Over $19.35	1,340,352	7.9	21.17	318,854	21.82

$ 7.26 to 24.19	3,223,349	6.0	$17.23	1,620,189	$15.47

     The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible employees of the Company to become shareholders in O’Charley’s. The Company has reserved 675,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan, which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85% of the lower of 1) the closing market price per share of the Company’s Common Stock on the last trading date of the plan period or 2) the average of the closing market price of the Company’s Common Stock on the first and the last trading day of the plan period. Contributions of up to 15% of base salary are made by each participant through payroll deductions. As of December 26, 2004, 613,003 shares have been issued under this plan.

     In the first quarter of 2002, the Company granted approximately 84,000 restricted stock units to certain executive officers and members of senior management. The 2003 and 2004 restricted stock unit tranches did not vest due to the Company’s earnings being below the established performance criteria, and accordingly the Company did not recognize compensation expense pursuant to this grant in either year.

     During the first quarter of 2003, the Company granted approximately 135,000 shares of restricted stock to certain executives and members of senior management. Compensation cost related to these awards recognized by the Company in fiscal 2004 and 2003 approximated $426,000 and $470,000, respectively.

     During 2004, the Company changed its approach to equity-based compensation and discontinued issuing stock options, choosing to only issue restricted stock. This change impacted the Company’s earnings as the accounting for restricted stock differs from the accounting for stock options, the latter of which is discussed above. The accounting for restricted stock is based on the vesting schedule for the shares. If the vesting schedule is based merely on the passage of time, the accounting treatment requires expensing from the grant date to the expected vesting date based on the number of shares granted and the stock price on the date of grant. If the vesting is based on performance criteria that could cause the awards to vest over varying period of time, or to not vest at all, the accounting treatment requires expensing from the grant date to the expected vesting date with the stock price based on the closing price on the quarterly and annual reporting dates. The accounting for time-based vesting only is referred to below as “fixed plan accounting “ and the accounting for performance-based vesting is referred to as “variable-plan accounting”. During 2004, the Company granted restricted stock awards that involve both of these accounting treatments. A description of each grant, the number of awards, the amount charged to equity and expense as well as a description of the vesting schedule in shown as follows.

	Approximate	Amount
	Number of	Recorded to
	Shares	Common Stock
Grant Date	Granted	in 2004	Vesting Schedule
February 3, 2004 (1)	42,000	$750,000	Over a seven year period following the grant date (fixed plan accounting)
May 12, 2004 (2)	179,000	626,000	Based upon cumulative growth in earnings per share over a four year period following the grant date (variable-plan accounting)
May 12, 2004 (3)	16,000	300,000	Over a four year period following the grant date (fixed plan accounting)
May 13, 2004 (4)	29,000	543,000	Three equal annual installments on the date of each of the next three annual meetings of shareholders (fixed plan accounting)
August 31, 2004 (5)	24,000	385,000	Over a five year period following the grant date (fixed plan accounting)
November 15, 2004(6)	11,000	196,000	Over a three year period following the grant date (fixed plan accounting)
November 15, 2004 (7)	20,000	18,000	Based upon cumulative growth in earnings over a three year period following the grant date (variable plan accounting)
November 17, 2004 (8)	23,000	412,000	Over a five year period following the grant date (fixed plan accounting)

(1)	The grantees’ rights in the restricted stock shall become fully vested over a seven year period, with 10% vested on the grant date. In the event that either the employment of the individuals by the Company is terminated for any reason or, for any reason, the individuals cease to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting. Fixed plan accounting for stock-based compensation requires that, upon issuance of restricted stock awards, unearned compensation within shareholders’ equity be charged for the fair value of the restricted stock at the grant date, and recognized as compensation expense ratably over the vesting periods, as applicable. Compensation cost related to these restricted stock awards recognized by the Company during 2004 approximated $109,000.

(2)	The vesting targets for these awards are based upon cumulative growth in earnings per share over a four year period following the grant date. If the cumulative annual performance targets are achieved, up to 18.75% of the awards may vest in each of the first, second and third years and all unvested amounts may vest upon meeting the cumulative performance target in the fourth year. Any unvested amounts at the end of the fourth year will automatically be forfeited. In the event that either the employment of the individuals by the Company is terminated for any reason or, for any reason, the individuals cease to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. With respect to these awards, the Company uses variable-plan accounting which requires the Company to recognize the intrinsic value of the award measured at the end of each reporting period over the life of the award as it is earned. Since this award can only be settled in stock, common stock is credited as the award value is recognized in expense over the vesting period. Compensation cost related to these restricted stock awards recognized by the Company during 2004 was approximately $626,000.

(3)	The grantees’ rights in these shares of restricted stock shall become vested over a four year period following the grant date, with 10% vested on the grant date. In the event that either the employment of the individuals by the Company is terminated for any reason or, for any reason, the individuals cease to be employed by the Company in the same position the individual held on the date of the grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting as described above. Compensation cost related to these restricted stock awards recognized by the Company during 2004 was approximately $50,000.

(4)	Compensation cost related to these restricted stock awards recognized by the Company during 2004 was approximately $115,000.

(5)	The grantees’ rights in the restricted stock shall become fully vested over a five year period following the grant date, with 10% vested on the grant date. In the event that either the employment of the individuals by the Company is terminated for any reason or, for any reason, the individuals cease to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting as described above. Compensation cost related to these restricted stock awards recognized by the Company during 2004 approximated $52,000.

(6)	The grantees’ rights in the 11,000 shares of restricted stock granted as a fixed-plan award shall become vested over a three year period following the grant date. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to be employed by the Company in the same position the individual held on the date of the grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantee’s rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting as described above. Compensation cost related to these restricted stock awards recognized by the Company during 2004 was approximately $10,000.

(7)	The vesting targets for the 20,000 shares of restricted stock granted as a variable-plan award are based upon cumulative growth in earnings per share over a three year period following the grant date. If the cumulative annual performance targets are achieved, up to 25% of the awards may vest in each of the first and second years and all unvested amounts may vest upon meeting the cumulative performance target in the third year. Any unvested amounts at the end of the third year will automatically be forfeited. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. With respect to these awards, the Company uses variable-plan accounting as described above. Since this award can only be settled in stock, common stock is credited as the award value is recognized in expense over the vesting period. Compensation cost related to these restricted stock awards recognized by the Company during 2004 was approximately $18,000.

(8)	The grantees’ rights in the restricted stock shall become fully vested over a five year period following the grant date, with 10% vested on the grant date. In the event that either the employment of the individuals by the Company is terminated for any reason or, for any reason, the individuals cease to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting. Compensation cost related to these restricted stock awards recognized by the Company during 2004 approximated $51,000.

     During 2004, the Company had two executives terminate their employment. Pursuant to their respective severance agreements, the Company modified their stock option agreements to provide an additional year for them to exercise the vested stock options which had been granted to them during their employment with the Company. Under FIN 44, this is treated as a new measurement date for measuring the value of the respective stock options because the terms of the vested options would have ended with the termination of employment without this one-year extension in their term. Pursuant to FIN 44, the Company recognized approximately $593,000 in expense associated with this new measurement date which represents the difference between the exercise price on the original date of grant and the market price on the new measurement date.

     Upon termination of these two executives, the Company immediately vested shares associated with the 2003 performance-based restricted stock awards granted to these two executives. As a result, the Company recorded approximately $121,000 in compensation expense and a corresponding reduction to unearned compensation expense, which is reflected in shareholders’ equity on the consolidated balance sheet.

     For purposes of providing the SFAS No. 123 and SFAS No. 148 disclosures in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not issue stock options during 2004, therefore, Black-Scholes assumptions are not shown for 2004 below. The weighted average assumptions used for the Black-Scholes option pricing model for grants in each respective year is as follows:

	2003	2002
Risk-free investment interest	4.0%	4.7%

Expected life in years	5.3	4.9

Expected volatility	46.7%	50.7%

Fair value of options granted (per share)	$9.68	$10.69

15. Employee Benefit Plans

     The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan (the “Plan”). Under the Plan, employees can make contributions up to 15% of their annual compensation. The Company contributes annually to the Plan an amount equal to 50% of employee contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20% each year beginning after the employee’s initial year of employment. Company contributions were approximately $942,000 in 2004, $500,000 in 2003 and $500,000 in 2002.

     The Company maintains a supplemental executive retirement plan for a select group of management employees to provide supplemental retirement income benefits through deferrals of salary, bonus and deferral of contributions which cannot be made to the Company’s 401(k) Plan due to Internal Revenue Code limitations. Participants in this plan can contribute, on a pre-tax basis, up to 50% of their base pay and 100% of their bonuses. The Company contributes annually to this plan an amount equal to a matching formula of each participant’s deferrals. Company contributions were approximately $280,000 in 2004, $230,000 in 2003 and $203,000 in 2002. The amount of the supplemental executive retirement plan liability payable to the participants at December 26, 2004 and December 28, 2003 was $8,747,000 and $6,658,000, respectively, and is recorded in other liabilities on the consolidated balance sheets.

16. Consolidated Statements of Cash Flows

     Supplemental disclosure of cash flow information is as follows:

	2004	2003	2002
	(in thousands)
Cash paid for interest	$12,782	$11,589	$5,828
Additions to capitalized lease obligations	10,810	20,046	8,749
Income taxes paid (net of refunds)	9,693	7,980	11,048

17. Litigation and Contingencies

     In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of its employees and customers becoming infected. The Company worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when it became aware of this incident and cooperated fully with their directives and recommendations. The Company is aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to the Company’s Knoxville restaurant during the time of the outbreak. As of the date of this filing, the Company is also aware of 56 lawsuits against it, all but one of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. A number of these suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization. As of March 24, 2005, the Company has agreements to settle 18 of these cases.

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

     In addition, the Company is a defendant from time to time in various other legal proceedings arising in the ordinary course of its business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the Company’s restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. The Company does not believe that any of these legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur or accrue expenses relating to legal proceedings, however, which may adversely affect its results of operations in a particular period.

18. Guarantees

     On November 11, 2004, the Company entered into a Program Agreement with GE Capital Franchise Finance Corporation. Under the terms of the Program Agreement, GE Capital Franchise Finance Corporation (Lender) will provide financing to certain qualified franchisees of the Company’s O’Charley’s restaurants (typically those in which the Company has an ownership interest) in a maximum aggregate amount of $75,000,000. Such financing may be used to fund the acquisition, construction and installation of the land, building and equipment for new O’Charley’s restaurants opened by such franchisees or to fund a franchisee’s acquisition from the Company of the land, building and equipment for existing O’Charley’s restaurants. Under the program, financing will be provided in the maximum amount of $2.5 million per location or 80% of the total acquisition and construction costs relating to each restaurant, whichever is less.

     In consideration of the Lender’s agreement to make financing available under the program to certain of the Company’s franchisees, the Company has agreed, subject to limitations, to guarantee payment to the Lender of any ultimate net losses it may suffer in connection with loans under the program. The Company’s maximum liability under such ultimate net loss guarantee is equal to the lesser of 20% of the sum of the original funded principal balances of all loans under the program or $15 million. In addition to the ultimate net loss guarantee, the Company has agreed to purchase any such loans that have been declared in default by the Lender if the sum of the original funded principal balances of all loans under the program is less than $10 million. Subject to certain exceptions, the Company’s guarantee of loans under the program shall remain in effect for as long as the loans are outstanding. At December 26, 2004, the Company has not recorded any amounts pursuant to these guarantees, since no amounts were outstanding under the financing arrangement.

19. Franchising Arrangements

     On December 30, 2003, the Company entered into a multi-unit franchise agreement with a franchisee to develop and operate O’Charley’s restaurants in Michigan. The agreement specifies the franchisee will develop 15 new O’Charley’s restaurants.

     The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two stores and $25,000 each for the remaining 13 stores. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $212,500 as development fees at the closing of the agreement, which represents half of the fees associated with the 15 stores agreed upon. The franchisee is required to pay the other half of the development fee to the Company as each new store opens. The Company recognized in income $50,000 in development fees in fiscal 2004 related to the opening of the first franchised store. The remaining development fees paid have been deferred and will be recognized in income as each store opens.

20. Related Party Transactions

     During 2002, the Company made loans to certain executives related to bonus amounts paid in 2001. These loans had three year terms and included an interest rate of 5% per annum. As of December 26, 2004, the balance on these loans was $469,000. Each of these loans were paid in full on February 12, 2005.

21. Subsequent Events

     On March 3, 2005, the Company was notified that it was named as a defendant in a “dram shop” lawsuit related to a fatal accident that occurred in October 2004. The suit alleges that the fatality was caused by a driver who was operating his motor vehicle under the influence of alcohol which had been served to him while he was a patron of one of our Ninety Nine restaurants. The Company believes the claim set forth in this lawsuit will be covered under our liquor liability coverage which has a deductible of $500,000. Following its evaluation of allegations set forth in the complaint and an evaluation of the matter under SFAS No. 5, the Company decided to accrue its deductible of $500,000 in the results presented herein for fiscal 2004.

22. Quarterly Financial and Restaurant Operating Data (Unaudited)

     The following is a summary of certain quarterly results of operations data for each of the last three fiscal years. For accounting purposes, the first quarter consists of 16 weeks and the second, third and fourth quarters each consist of 12 weeks. As a result, some of the variations reflected in the following table are attributable to the different lengths of the fiscal quarters.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
2004	(restated)	(restated)	(restated)
Revenues	$267,743	$201,155	$200,277	$202,211
Income from operations	$15,355	$10,556	$9,176	$11,190
Net earnings	$7,554	$5,116	$4,107	$6,542
Basic earnings per common share	$0.34	$0.23	$0.18	$0.29
Diluted earnings per common share	$0.33	$0.23	$0.18	$0.29
Restaurants in operation, end of quarter	307	313	320	326

2003 (1)	(restated)	(restated)	(restated)	(restated)
Revenues	$215,084	$179,214	$181,720	$182,993
Income from operations	$17,107	$12,471	$7,567	$8,607
Net earnings	$8,768	$5,986	$3,270	$3,166
Basic earnings per common share	$0.42	$0.28	$0.15	$0.14
Diluted earnings per common share	$0.40	$0.27	$0.15	$0.14
Restaurants in operation, end of quarter	277	287	296	299

2002 (2)	(restated)	(restated)	(restated)	(restated)
Revenues	$149,632	$115,141	$116,622	$118,517
Income from operations	$13,776	$10,233	$10,004	$11,623
Net earnings	$1,830	$5,842	$5,732	$6,728
Basic earnings per common share	$0.10	$0.31	$0.31	$0.36
Diluted earnings per common share	$0.09	$0.29	$0.29	$0.34
Restaurants in operation, end of quarter	171	177	183	188

(1)	On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub for $116.0 million in cash and approximately 2.34 million shares of common stock. Ninety Nine operated 78 restaurants at January 27, 2003. The earnings above include the earnings of Ninety Nine for the period from January 27, 2003 through December 28, 2003.

(2)	The Company incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. The charge was related to the write off of goodwill associated with the Stoney River acquisition in May 2000.

     As discussed in Note 2 to the notes to consolidated financial statements, the Company restated its consolidated balance sheet as of December 28, 2003 and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the two fiscal years in the period ended December 28, 2003. The Company has also restated its quarterly financial information for fiscal 2002, 2003 and the first three quarters of fiscal 2004. The following tables reconcile the change in net earnings for the restated quarters by fiscal year. This information should be read in conjunction with Note 2 to the consolidated financial statements.

	First	Second	Third
Dollars in thousands	Quarter	Quarter	Quarter

2004 Net Earnings

As previously reported	$7,710	$5,258	$4,118
Restatement items:
Cost and profit recognition on inventory	(28)	15	57
Accounting for operating leases	(128)	(107)	(118)
Other	—	(50)	50

As restated	$7,554	$5,116	$4,107

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003 Net Earnings
As previously reported	$8,895	$6,114	$3,407	$2,857
Cost and profit recognition on inventory	(12)	(2)	(23)	(9)
Accounting for operating leases	(115)	(126)	(114)	(106)
Other	—	—	—	424

As restated	$8,768	$5,986	$3,270	$3,166

2002 Net Earnings
As previously reported	$1,935	$5,975	$5,902	$6,856
Cost and profit recognition on inventory	(24)	7	(10)	(11)
Accounting for operating leases	(81)	(140)	(160)	(117)

As restated	$1,830	$5,842	$5,732	$6,728

23. Commitments

     The Company has minimum purchase commitments with various vendors through 2008. Outstanding commitments as of December 26, 2004 were approximately $58.4 million and consist primarily of minimum purchase commitments of beef, pork, poultry and other food products related to normal business operations.

24. Supplementary Condensed Consolidating Financial Information of Subsidiary Guarantors

     In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2013. The obligations of the Company under the Senior Subordinated Notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company and the subsidiary guarantors as of December 26, 2004 and December 28, 2003 and for each of the three years in the period ended December 26, 2004.

Condensed Consolidating Balance Sheet
As of December 26, 2004

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,491	$7,733	$548	$10,772
Trade accounts receivable	2,640	6,130	13	8,783
Intercompany receivables (payable)	(123,459)	129,076	(5,617)	—
Inventories	3,310	29,792	23	33,125
Deferred income taxes	6,332	384	—	6,716
Notes receivable	120	—	—	120
Other current assets	507	4,365	10	4,882

Total current assets	(108,059)	177,480	(5,023)	64,398

Property and Equipment, net	349,719	100,121	1,968	451,808
Goodwill	—	93,074	—	93,074
Other Intangible Asset	—	25,921	—	25,921
Other Assets	217,351	26,217	(221,258)	22,310

Total Assets	$459,011	$422,813	$(224,313)	$657,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,596	$11,339	$(3,676)	$14,259
Accrued payroll and related expenses	12,694	6,470	19	19,183
Accrued expenses	11,705	9,475	(302)	20,878
Deferred revenue	8,444	10,754	12	19,210
Federal, state and local taxes	(6,540)	15,707	17	9,184
Current portion of long-term debt and capitalized lease obligations	12,315	355	—	12,670

Total current liabilities	45,214	54,100	(3,930)	95,384

Long-Term Debt, excluding current portion	162,865	—	(16,740)	146,125

Capitalized Lease Obligations, excluding current portion	30,689	1,655	—	32,344

Deferred Income Taxes	8,299	(415)	—	7,884

Other Liabilities	32,097	11,963	974	45,034

Total liabilities	279,164	67,303	(19,696)	326,771

Shareholders’ equity:
Common stock	177,811	168,474	(168,023)	178,262
Accumulated other comprehensive loss, net of tax	(224)	—	—	(224)
Unearned compensation	(3,593)	—	(73)	(3,666)
Retained earnings (deficit)	5,853	187,036	(36,521)	156,368

Total shareholders’ equity (deficit)	179,847	355,510	(204,617)	330,740

Total Liabilities and Shareholders’ Equity (Deficit)	$459,011	$422,813	$(224,313)	$657,511

Condensed Consolidating Balance Sheet
As of December 28, 2003
(restated)

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,946	$6,628	$—	$9,574
Trade accounts receivable	3,190	4,859	—	8,049
Intercompany receivables (payable)	(116,014)	119,649	(3,635)	—
Inventories	2,993	18,520	—	21,513
Deferred income taxes	3,021	384	—	3,405
Notes receivable	3,070	—	—	3,070
Other current assets	1,394	1,916	116	3,426

Total current assets	(99,400)	151,956	(3,519)	49,037

Property and Equipment, net	343,641	86,624	1	430,266
Goodwill	—	93,069	—	93,069
Other Intangible Asset	—	25,921	—	25,921
Other Assets	219,285	23,628	(220,533)	22,380

Total Assets	$463,526	$381,198	$(224,051)	$620,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,841	$12,306	$(3,760)	$15,387
Accrued payroll and related expenses	7,550	4,058	—	11,608
Accrued expenses	9,419	9,107	(32)	18,494
Deferred revenue	7,277	8,164	1	15,442
Federal, state and local taxes	(3,540)	11,900	(1)	8,359
Current portion of long-term debt and capitalized lease obligations	9,691	340	—	10,031

Total current liabilities	37,238	45,875	(3,792)	79,321

Long-Term Debt, excluding current portion	180,906	—	(15,761)	165,145

Capitalized Lease Obligations, excluding current portion	32,442	2,010	1	34,453

Deferred Income Taxes	5,452	(415)	—	5,037

Other Liabilities	26,894	9,510	126	36,530

Total liabilities	282,932	56,980	(19,426)	320,486

Shareholders’ equity:
Common stock	169,929	168,469	(168,390)	170,008
Accumulated other comprehensive loss, net of tax	(519)	—	—	(519)
Unearned compensation	(2,351)	—	—	(2,351)
Retained earnings (deficit)	13,535	155,749	(36,235)	133,049

Total shareholders’ equity (deficit)	180,594	324,218	(204,625)	300,187

Total Liabilities and Shareholders’ Equity (Deficit)	$463,526	$381,198	$(224,051)	$620,673

Condensed Consolidating Statement of Earnings
For the Year Ended December 26, 2004

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$526,485	$320,114	$17,660	$864,259
Commissary sales	—	189,429	(182,394)	7,035
Franchise revenues	109	—	(17)	92

	526,594	509,543	(164,751)	871,386

Costs and expenses:
Cost of restaurant sales:
Cost of food and beverage	165,034	99,169	(3,190)	261,013
Payroll and benefits	184,312	102,935	3,267	290,514
Restaurant operating costs	91,268	61,952	4,271	157,491
Cost of commissary sales	—	178,555	(171,924)	6,631
Advertising, general and administrative	3,334	60,389	31	63,754
Depreciation and amortization	29,358	10,419	21	39,798
Preopening costs	4,165	1,504	239	5,908

	477,471	514,923	(167,285)	825,109

Income (loss) from operations	49,123	(5,380)	2,534	46,277

Other (income) expense:
Interest expense, net	12,564	894	18	13,476
Other, net	52,474	(52,354)	—	120

	65,038	(51,460)	18	13,596

(Loss) earnings before income taxes	(15,915)	46,080	2,516	32,681
Income tax (benefit) expense	(4,051)	12,718	695	9,362

Net (loss) earnings	$(11,864)	$33,362	$1,821	$23,319

Condensed Consolidating Statement of Earnings
For the Year Ended December 28, 2003
(restated)

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$467,141	$264,673	$21,926	$753,740
Commissary sales	—	161,537	(156,266)	5,271

	467,141	426,210	(134,340)	759,011

Costs and expenses:
Cost of restaurant sales:
Cost of food and beverage	141,545	79,474	187	221,206
Payroll and benefits	160,768	86,801	4,846	252,415
Restaurant operating costs	82,618	50,853	5,734	139,205
Cost of commissary sales	—	152,293	(147,323)	4,970
Advertising, general and administrative	2,658	49,546	—	52,204
Depreciation and amortization	26,965	9,395	—	36,360
Preopening costs	5,493	1,407	—	6,900

	420,047	429,769	(136,556)	713,260

Income (loss) from operations	47,094	(3,559)	2,216	45,751

Other (income) expense:
Interest expense, net	13,289	864	—	14,153
Debt extinguishment charge	1,800	—	—	1,800
Other, net	46,450	(47,102)	—	(652)

	61,539	(46,238)	—	15,301

(Loss) earnings before income taxes	(14,445)	42,679	2,216	30,450
Income tax (benefit) expense	(5,187)	13,735	713	9,261

Net (loss) earnings	$(9,258)	$28,944	$1,503	$21,189

Condensed Consolidating Statement of Earnings
For the Year Ended December 29, 2002
(restated)

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$423,218	$57,782	$14,112	$495,112
Commissary sales	—	138,075	(133,275)	4,800

	423,218	195,857	(119,163)	499,912
Costs and expenses:
Cost of restaurant sales:
Cost of food and beverage	123,703	19,599	(2,664)	140,638
Payroll and benefits	136,561	14,651	3,099	154,311
Restaurant operating costs	68,098	14,295	3,613	86,006
Cost of commissary sales	—	129,096	(124,608)	4,488
Advertising, general and administrative	1,929	35,748	—	37,677
Depreciation and amortization	23,276	2,251	—	25,527
Preopening costs	4,977	652	—	5,629

	358,544	216,292	(120,560)	454,276

Income (loss) from operations	64,674	(20,435)	1,397	45,636

Other (income) expense:
Interest expense, net	4,905	651	—	5,556
Other, net	42,114	(42,232)	—	(118)

	47,019	(41,581)	—	5,438

Earnings before income taxes and cumulative effect of change in accounting principle	17,655	21,146	1,397	40,198
Income taxes	6,108	7,348	486	13,942

Earnings before cumulative effect of change in accounting principle	11,547	13,798	911	26,256

Cumulative effect of change in accounting principle, net of tax	—	(6,123)	—	(6,123)

Net earnings	$11,547	$7,675	$911	$20,133

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 26, 2004

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net (loss) earnings	$(11,864)	$33,362	$1,821	$23,319
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment	29,296	10,480	22	39,798
Amortization of debt issuance costs	1,449	—	—	1,449
Deferred income taxes	(464)	—	—	(464)
Compensation expense related to restricted stockplans	2,171	—	—	2,171
Amortization of deferred gain on sale and leaseback	(1,055)	—	—	(1,055)
Loss on the sale and involuntary conversion of assets	207	8	—	215
Donation of Stock	137	—	—	137
Changes in assets and liabilities:
Trade accounts receivable	550	(1,271)	(13)	(734)
Inventories	(317)	(11,272)	(23)	(11,612)
Other current assets	1,264	(2,449)	107	(1,078)
Trade accounts payable	(245)	(967)	84	(1,128)
Deferred revenue	1,165	2,589	14	3,768
Accrued payroll and other accrued expenses	4,084	6,588	(246)	10,426
Other long-term assets and liabilities	2,627	(136)	1,571	4,062
Tax benefit derived from exercise of stock options	1,224	—	—	1,224

Net cash provided by operating activities	30,229	36,932	3,337	70,498

Cash flows from investing activities:
Additions to property and equipment	(34,507)	(23,999)	(1,985)	(60,491)
Proceeds from the sale and involuntary conversion of assets	1,928	15	—	1,943
Other, net	15,894	(11,843)	(804)	3,247

Net cash used in investing activities	(16,685)	(35,827)	(2,789)	(55,301)

Cash flows from financing activities:
Proceeds from long-term debt	4,454	—	—	4,454
Payments on long-term debt and capitalized lease obligations	(33,799)	—	—	(33,799)
Proceeds from sale and lease-back transactions	12,090	—	—	12,090
Debt issuance costs	(900)	—	—	(900)
Minority interest in joint ventures	750	—	—	750
Exercise of employee incentive stock options and issuances under stock purchase plan	3,406	—	—	3,406

Net cash used in financing activities	(13,999)	—	—	(13,999)

(Decrease) Increase in cash and cash equivalents	(455)	1,105	548	1,198
Cash and cash equivalents at beginning of the year	2,946	6,628	—	9,574

Cash and cash equivalents at end of the year	$2,491	$7,733	$548	$10,772

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 28, 2003
(restated)

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net (loss) earnings	$(9,258)	$28,944	$1,503	$21,189
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment	26,965	9,395	—	36,360
Debt extinguishment charge	1,800	—	—	1,800
Amortization of debt issuance costs	1,184	—	—	1,184
Deferred income taxes	184	—	—	184
Compensation expense related to restricted stock plans	470	—	—	470
Amortization of deferred gain on sale-leaseback	(163)	—	—	(163)
Gain on the sale and involuntary conversion of assets	(415)	(8)	—	(423)
Changes in assets and liabilities:
Trade accounts receivable	(302)	(1,659)	—	(1,961)
Inventories	(446)	(102)	—	(548)
Other current assets	438	205	(117)	526
Trade accounts payable	(7,732)	3,995	3,356	(381)
Deferred revenue	64	2,971	—	3,035
Accrued payroll and other accrued expenses	30,080	(25,905)	(3,803)	372
Other long-term assets and liabilities	1,038	(658)	1,604	1,984
Tax benefit derived from exercise of stock options	4,692	—	—	4,692

Net cash provided by operating activities	48,599	17,178	2,543	68,320

Cash flows from investing activities:
Additions to property and equipment	(50,905)	(17,256)	563	(67,598)
Acquisition of company, net of cash acquired	(114,286)	(1)	—	(114,287)
Proceeds from the sale and involuntary conversion of assets	3,704	20	—	3,724
Other, net	1,849	1,668	(3,106)	411

Net cash used in investing activities	(159,638)	(15,569)	(2,543)	(177,750)

Cash flows from financing activities:
Proceeds from long-term debt	265,121	—	—	265,121
Payments on long-term debt and capitalized lease obligations	(207,639)	—	—	(207,639)
Proceeds from sale and lease-back transactions	59,097	—	—	59,097
Debt issuance costs	(10,898)	—		(10,898)
Exercise of employee incentive stock options and issuances under stock purchase plan	5,012	—	—	5,012

Net cash provided by financing activities	110,693	—	—	110,693

(Decrease) Increase in cash and cash equivalents	(346)	1,609	—	1,263
Cash and cash equivalents at beginning of the year	3,292	5,019	—	8,311

Cash and cash equivalents at end of the year	$2,946	$6,628	$—	$9,574

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 29, 2002
(restated)

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Cash flows from operating activities:
Net earnings	$11,547	$7,675	$911	$20,133
Cumulative effect of change in accounting principle, net	—	6,123	—	6,123
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment	23,276	2,251	—	25,527
Compensation expense related to restricted stock plans	561	—	—	561
Amortization of debt issuance costs	380	—	—	380
Deferred income taxes	1,519	—	—	1,519
(Gain) loss on the sale and involuntary conversion of assets	(63)	—	—	(63)
Changes in assets and liabilities:
Trade accounts receivable	(305)	(147)	—	(452)
Inventories	(425)	474	—	49
Other current assets	(499)	(178)	—	(677)
Trade accounts payable	13,883	(11,926)	(7)	1,950
Deferred revenue	3,112	626	—	3,738
Accrued payroll and other accrued expenses	2,338	1,357	7	3,702
Other long-term assets and liabilities	1,102	—	—	1,102
Tax benefit derived from exercise of stock options	1,100	—	—	1,100

Net cash provided by operating activities	57,526	6,255	911	64,692

Cash flows from investing activities:
Additions to property and equipment	(64,989)	(4,722)	—	(69,711)
Proceeds from the sale and involuntary conversion of assets	2,018	—	—	2,018
Other, net	29	—	(911)	(882)

Net cash used in investing activities	(62,942)	(4,722)	(911)	(68,575)

Cash flows from financing activities:
Proceeds from long-term debt	9,000	—	—	9,000
Payments on long-term debt and capitalized lease obligations	(7,610)	—	—	(7,610)
Exercise of employee incentive stock options and issuances under stock purchase plan	4,435	—	—	4,435

Net cash provided by financing activities	5,825	—	—	5,825

Increase in cash and cash equivalents	409	1,533	—	1,942
Cash and cash equivalents at beginning of the year	2,883	3,486	—	6,369

Cash and cash equivalents at end of the year	$3,292	$5,019	$—	$8,311

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at	charged to			Balance
	beginning	costs and	Charged to		at end
Description	of period	expenses	other accounts	Deductions	of period
	(Dollars in thousands)
Valuation allowance for state net operating loss carry-forwards
Year ended December 26, 2004	$517	$1,258	$—	$—	$1,775
Year ended December 28, 2003	—	517	—	—	517
Year ended December 29, 2002	—	—	—	—	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

(a)     Disclosure Controls and Procedures—The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In connection with the preparation of this Annual Report on Form 10-K, as of December 26, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management and the Audit Committee of the Board of Directors of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, management reviewed the Company’s lease accounting and leasehold depreciation practices, partially in light of the recent attention and focus on such practices by restaurant and retail companies. As a result of this review, the Company concluded that its previously established lease accounting practices were not appropriate and determined that the Company’s annual rent expense over the last several years had been understated. Accordingly, as described herein, the Company determined to restate certain of its previously issued financial statements to reflect the correction in the Company’s lease accounting practices. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 26, 2004.

(b)     Management’s Annual Report on Internal Control over Financial Reporting—Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

     In conjunction with performing this assessment, management reviewed the Company’s lease accounting and leasehold depreciation practices. As a result of this review, management concluded that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices were ineffective, and, as a result, management determined that the Company’s annual rent expense for the years ended December 28, 2003 and December 29, 2002 and for each of the quarterly periods of fiscal years 2004, 2003 and 2002 through October 3, 2004 had been understated. On March 3, 2005, the Audit Committee of the Board of Directors and senior management decided to restate the Company’s financial statements as of and for the years ended December 28, 2003 and December 29, 2002 and for each of the quarterly periods in fiscal years 2004, 2003 and 2002 through October 3, 2004 to reflect the correction in its lease accounting practices.

     Management evaluated the impact of this restatement on the Company’s assessment of internal control over financial reporting and has concluded that the control deficiency that resulted in the incorrect lease accounting represented a material weakness. As a result of this material weakness as of December 26, 2004 in the Company’s internal control over financial reporting, management has concluded that, as of December 26, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement.

     The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

(c)     Remediation Steps to Address Material Weakness—To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to year end, the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting to ensure that U.S. generally accepted accounting principles are appropriately applied.

(d)     Change in Internal Control Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 26, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors
O’Charley’s Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A), that O’Charley’s Inc. (the Company) did not maintain effective internal control over financial reporting as of December 26, 2004, because of the effect of the material weakness in internal controls over the selection, monitoring, and review of assumptions and factors affecting lease accounting and leasehold depreciation practices, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 26, 2004: Management identified deficiencies in the Company’s internal control over financial reporting regarding the selection and monitoring of assumptions and factors affecting lease accounting practices. As a result of these deficiencies in the Company’s internal control, previously reported annual rent expense was understated, resulting in the restatement of financial statements as of and for the years ended December 28, 2003 and December 29, 2002 and for each of the quarterly periods of fiscal years 2004, 2003 and 2002 through October 3, 2004.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of O’Charley’s Inc. and subsidiaries as of December 26, 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 25, 2005, which expressed an unqualified opinion on those consolidated financial statements.

     In our opinion, management’s assessment that O’Charley’s Inc. did not maintain effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, O’Charley’s Inc. has not maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Nashville, Tennessee
March 25, 2005

Item 9B. Other Information.

     On March 22, 2005, the Compensation and Human Resources Committee of our Board of Directors approved and adopted the O’Charley’s Inc. 2005 Executive Officers’ Cash Incentive Plan. Under the terms of the plan, our executive officers are eligible to receive certain cash bonuses dependent upon the attainment of certain corporate, division and/or individual performance goals established by the Compensation and Human Resources Committee for the 2005 fiscal year. A copy of the plan is filed with this Annual Report on Form 10-K as Exhibit 10.65 and is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Proxy Statement issued in connection with the shareholders meeting to be held on May 12, 2005, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

     The Proxy Statement issued in connection with the shareholders meeting to be held on May 12, 2005, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Director Compensation” and “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The Proxy Statement issued in connection with the shareholders meeting to be held on May 12, 2005, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Security Ownership of Certain Beneficial Owners,” “Election of Directors” and “Equity Compensation Plans” information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The Proxy Statement issued in connection with the shareholders meeting to be held on May 12, 2005, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Certain Transactions” information required by Item 13 of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     The Proxy Statement issued in connection with the shareholders meeting to be held on May 12, 2005, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Fees Billed to the Company by KPMG LLP During 2004 and 2003” information required by Item 14 of Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements: See Item 8

	2.	Financial Statement Schedules: See Item 8

	3.	Management Contracts and Compensatory Plans and Arrangements

		-	O’Charley’s Inc. 1985 Stock Option Plan (included as Exhibit 10.6)

		-	O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.7)

		-	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.8)

		-	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.9)

		-	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.10)

		-	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.11)

		-	O’Charley’s 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.12)

		-	CHUX Ownership Plan, as amended (included as Exhibit 10.13)

		-	O’Charley’s 2000 Stock Incentive Plan (included as Exhibit 10.14)

		-	Severance Compensation Agreement, dated February 19, 2003, by and between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.15)

		-	Severance Compensation Agreement, dated as of February 11, 2004, by and between O’Charley’s Inc. and Steven J. Hislop (included as Exhibit 10.16)

		-	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.17)

	-	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Steven J. Hislop (included as Exhibit 10.18)

	-	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Herman A. Moore, Jr. (included as Exhibit 10.19)

	-	Severance Agreement and General Release dated June 24, 2004 between William E. Hall, Jr. and O’Charley’s Inc. (included as Exhibit 10.41)

	-	Severance Agreement and General Release, dated October 29, 2004, by and between A. Chad Fitzhugh and O’Charley’s Inc. (included as Exhibit 10.42)

	-	Form of Incentive Stock Option Agreement (included as Exhibit 10.43)

	-	Form of Non-Qualified Stock Option Agreement (included as Exhibit 10.44)

	-	Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (included as Exhibit 10.45)

	-	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (included as Exhibit 10.46)

	-	Form of Restricted Stock Agreement for Directors (included as Exhibit 10.47)

	-	Letter Agreement, dated November 11, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.57)

	-	Non-Compete/Severance Letter Agreement, dated November 11, 2004, between Lawrence E. Hyatt and O’Charley’s Inc. (included as Exhibit 10.58)

	-	Severance Compensation Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.59)

	-	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.60)

	-	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.61)

	-	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.62)

	-	Summary of Director and Executive Officer Compensation (included as Exhibit 10.64)

	-	O’Charley’s Inc. 2005 Executive Officers’ Cash Incentive Plan (included as Exhibit 10.65)

	-	O’Charley’s Inc. Deferred Compensation Plan (as amended) (included as Exhibit 10.66)

4.	Exhibits:

Exhibit
Number		Description
2.1	—	Asset Purchase Agreement by and among O’Charley’s Inc., 99 Boston, Inc., 99 Boston of Vermont, Inc., Doe Family II LLC, and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002)

2.2	—	Merger Agreement by and among O’Charley’s Inc., Volunteer Acquisition Corporation, 99 West, Inc., and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002)

2.3	—	Settlement Agreement, dated as of December 11, 2003 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2003)

3.1	—	Restated Charter of the Company (restated electronically for SEC filing purposes only and incorporated by reference to Exhibit 3 of the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2000)

3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)

Exhibit
Number		Description
4.1	—	Form of Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)

4.2	—	Rights Agreement, dated December 8, 2000, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2000)

4.3	—	Registration Rights Agreement, dated January 27, 2003, between O’Charley’s Inc., 99 Boston, Inc., Doe Family II, LLC, William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2003)

10.1	—	Participation Agreement, dated as of October 10, 2000, among O’Charley’s Inc., as Lessee, First American Business Capital, Inc., as Lessor, AmSouth Bank, as Agent, Bank of America, Firstar Bank, N.A., First Union National Bank and SunTrust Bank (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.2	—	First Amendment to Participation Agreement, dated July 9, 2001, among O’Charley’s Inc., as lessee, First American Business Capital, Inc., as lessor, AmSouth Bank, as agent, Bank of America, N.A., Firstar Bank, N.A., First Union National Bank and SunTrust Bank (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2001)

10.3	—	Lease, dated as of October 10, 2000, by and between First American Business Capital, Inc., as Lessor, and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.4	—	Lease, dated October 10, 2000, by and between First American Business Capital, Inc., as Lessor, and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.5	—	First Amendment to Lease, dated July 9, 2001, by and between First American Business Capital, Inc., as lessor, and O’Charley’s Inc., as lessee (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2001)

10.6	—	O’Charley’s Inc. 1985 Stock Option Plan (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)

10.7	—	O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)

10.8	—	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 29, 1991)

10.9	—	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 26, 1993)

10.10	—	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 27, 1998)

10.11	—	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)

Exhibit
Number		Description
10.12	—	O’Charley’s Inc. 1991 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)

10.13	—	CHUX Ownership Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)

10.14	—	O’Charley’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)

10.15	—	Severance Compensation Agreement, dated February 19, 2003, by and between O’Charley’s Inc. and Gregory L. Burns (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.16	—	Severance Compensation Agreement, dated February 11, 2004, by and between O’Charley’s Inc. and Steven J. Hislop (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2003)

10.17	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Gregory L. Burns. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 21, 2002)

10.18	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Steven J. Hislop. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 21, 2002)

10.19	—	Restricted Stock Unit Agreement, dated February 13, 2002, between O’Charley’s Inc. and Herman A. Moore, Jr. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 21, 2002)

10.20	—	Secured Promissory Note, dated February 13, 2002, by Gregory L. Burns, as maker, and O’Charley’s Inc., as payee. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 21, 2002)

10.21	—	Secured Promissory Note, dated February 13, 2002, by Steven J. Hislop, as maker, and O’Charley’s Inc., as payee. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 21, 2002)

10.22	—	Secured Promissory Note, dated February 13, 2002, by Herman A. Moore, Jr., as maker, and O’Charley’s Inc., as payee. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 21, 2002)

10.23	—	Master Lease, dated December 4, 2001, by and between Double 9 Property I LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.24	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property I LLC, 99 Remainder I LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.25	—	Master Lease, dated December 4, 2001, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

Exhibit
Number		Description
10.26	—	First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.27	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property II LLC, 99 Remainder II LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.28	—	Master Lease, dated December 4, 2001, by and between Double 9 Property III LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.29	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property III LLC, 99 Remainder III LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.30	—	Master Lease, dated December 4, 2001, by and between Double 9 Property IV LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.31	—	First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property IV LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.32	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property IV LLC, 99 Remainder IV LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.33	—	Purchase Agreement, dated as of October 30, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc., Wachovia Capital Markets, LLC and Morgan Joseph & Co. Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.34	—	Registration Rights Agreement, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc., Wachovia Capital Markets, LLC and Morgan Joseph & Co. Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.35	—	Indenture, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc. and The Bank of New York (including Form of 144A Global Note and Form of Regulation S Temporary Global Note). (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.36	—	Amended and Restated Credit Agreement, dated as of November 4, 2003, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branch, as Co-Syndication Agents, and AmSouth Bank and SunTrust Bank, as Co-Documentation Agents.

Exhibit
Number		Description
(incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.37	—	Form of Amended and Restated Revolving Credit Note. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.38	—	Form of Amended and Restated Swingline Note. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.39	—	Form of Lease Agreement by and between CNL Funding 2001-A, LP, as landlord, and O’Charley’s Inc., as tenant. In accordance with Rule 12b-31 under the Exchange Act, copies of other lease agreements, which are substantially identical to Exhibit 10.1 in all material respects, except as to the landlord, the tenant, the property involved and the rent due thereunder, are omitted. (incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4, Registration No. 333-112429-03)

10.40	—	Development Agreement, dated December 22, 2003, by and among O’Charley’s Inc., OCM Development Company, LLC and Meritage Hospitality Group Inc. (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2003)

10.41	—	Severance Agreement and General Release dated June 24, 2004 between William E. Hall, Jr. and O’Charley’s Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 11, 2004)

10.42	—	Severance Agreement and General Release, dated October 29, 2004, by and between A. Chad Fitzhugh and O’Charley’s Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2004)

10.43	—	Form of Incentive Stock Option Agreement. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.44	—	Form of Non-Qualified Stock Option Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.45	—	Form of Restricted Stock Agreement for Employees (Time-Based Vesting). (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.46	—	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting). (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.47	—	Form of Restricted Stock Agreement for Directors. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.48	—	Development Agreement, dated as of August 20, 2004, by and among O’Charley’s Inc., JFC Enterprises, LLC and Kurt Strang. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.49	—	Limited Liability Company Agreement of JFC Enterprises, LLC, dated as of August 20, 2004, by and among O’Charley’s Inc. and Kurt Strang. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.50	—	Revolving Loan Agreement, dated as of August 20, 2004, by and between JFC Enterprises,

Exhibit
Number		Description
LLC and O’Charley’s Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.51	—	Master Secured Demand Promissory Note, dated as of August 20, 2004, made by JFC Enterprises, LLC. (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.52	—	Development Agreement, dated as of November 8, 2004, by and among O’Charley’s Inc., Wi-Tenn Restaurants, LLC, Wi-Tenn Investors, LLC, Richard K. Arras and Steven J. Pahl. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.53	—	Limited Liability Company Agreement of Wi-Tenn Restaurants, LLC, dated as of November 8, 2004, by and among O’Charley’s Inc. and Wi-Tenn Investors, LLC. (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.54	—	Revolving Loan Agreement, dated as of November 8, 2004, by and between Wi-Tenn Restaurants, LLC and O’Charley’s Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.55	—	Master Secured Promissory Note, dated as of November 8, 2004, made by Wi-Tenn Restaurants, LLC. (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.56	—	Program Agreement, dated as of November 11, 2004, by and between GE Capital Franchise Finance Corporation and O’Charley’s Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.57	—	Letter Agreement, dated November 11, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.58	—	Non-Compete/Severance Letter Agreement, dated November 11, 2004, between Lawrence E. Hyatt and O’Charley’s Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.59	—	Severance Compensation Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.60	—	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.61	—	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.62	—	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.63	—	Lease, dated as of December 17, 2004, between Bellingham Mechanic, LLC and 99 Commissary, LLC and related Guaranty.

10.64	—	Summary of Director and Executive Officer Compensation.

Exhibit
Number		Description
10.65	—	O’Charley’s Inc. 2005 Executive Officers’ Cash Incentive Plan.

10.66	—	O’Charley’s Inc. Deferred Compensation Plan (as amended)

14	—	O’Charley’s Inc. Code of Conduct and Business Ethics Policy (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2003)

21	—	Subsidiaries of the Company

23	—	Consent of KPMG LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’CHARLEY’S INC.
Date: March 25, 2005	By:	/s/ Gregory L. Burns
Gregory L. Burns
Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gregory L. Burns Gregory L. Burns	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 25, 2005
/s/ Steven J. Hislop Steven J. Hislop	President, Chief Operating Officer and Director	March 25, 2005
/s/ Lawrence E. Hyatt Lawrence E. Hyatt	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 25, 2005
/s/ R. Jeffrey Williams R. Jeffrey Williams	Principal Accounting Officer and Corporate Controller	March 25, 2005
/s/ Richard Reiss, Jr. Richard Reiss, Jr.	Director	March 25, 2005
/s/ G. Nicholas Spiva G. Nicholas Spiva	Director	March 25, 2005
/s/ H. Steve Tidwell H. Steve Tidwell	Director	March 25, 2005
/s/ Shirley A. Zeitlin Shirley A. Zeitlin	Director	March 25, 2005
/s/ Robert J. Walker Robert J. Walker	Director	March 25, 2005
/s/ Dale W. Polley Dale W. Polley	Director	March 25, 2005
/s/ William F. Andrews William F. Andrews	Director	March 25, 2005
/s/ John E. Stokely John E. Stokely	Director	March 25, 2005