Form 10-Q
period 2005-04-17
O CHARLEYS INC
filed 2005-05-27
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 17, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 23, 2005

Common Stock, no par value	22,225,983

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended April 17, 2005

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 17,	December 26,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$4,888	$10,772
Trade accounts receivable	9,979	8,783
Inventories	41,832	33,125
Deferred income taxes	6,570	6,716
Short-term notes receivable	—	120
Other current assets	5,996	4,882
Assets held for sale	3,008	—

Total current assets	72,273	64,398

Property and Equipment, net	454,730	451,808
Goodwill	93,074	93,074
Other Intangible Asset	25,921	25,921
Other Assets	19,966	22,310

Total Assets	$665,964	$657,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$21,837	$14,259
Accrued payroll and related expenses	19,910	19,183
Accrued expenses	23,432	20,878
Deferred revenue	8,627	19,210
Federal, state and local taxes	13,796	9,184
Current portion of long-term debt and capitalized leases	11,434	12,670

Total current liabilities	99,036	95,384

Deferred Income Taxes	9,068	7,884

Other Liabilities	43,450	45,034

Long-Term Debt, less current portion	139,118	146,125

Capitalized Lease Obligations, less current portion	29,731	32,344

Total liabilities	320,403	326,771

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 22,821,422 in 2005 and 22,528,951 in 2004	182,896	178,262
Accumulated other comprehensive loss, net of tax	(155)	(224)
Unearned compensation	(3,662)	(3,666)
Retained earnings	166,482	156,368

Total shareholders’ equity	345,561	330,740

Total Liabilities and Shareholders’ Equity	$665,964	$657,511

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS
16 Weeks Ended April 17, 2005 and April 18, 2004
(In thousands, except per share data)

(Unaudited)

	2005	2004
		(restated)
Revenues:
Restaurant sales	$288,177	$265,005
Commissary sales	2,208	2,738
Franchise revenue	106	—

	290,491	267,743

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	85,584	79,641
Payroll and benefits	97,337	90,588
Restaurant operating costs	51,187	47,169
Cost of commissary sales	1,913	2,581
Advertising expenses	8,011	8,140
General and administrative expenses	12,666	10,812
Depreciation and amortization, property and equipment	13,219	11,575
Pre-opening costs	1,385	1,882

	271,302	252,388

Income from Operations	19,189	15,355
Other Expense:
Interest expense, net	4,548	3,964
Other, net	396	31

	4,944	3,995

Earnings Before Income Taxes	14,245	11,360
Income Taxes	4,131	3,806

Net Earnings	$10,114	$7,554

Basic Earnings per Common Share:
Net earnings	$0.45	$0.34

Weighted average common shares outstanding	22,687	22,167

Diluted Earnings per Common Share:
Net earnings	$0.44	$0.33

Weighted average common shares outstanding	23,067	22,577

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
16 Weeks Ended April 17, 2005 and April 18, 2004
(In thousands)
(Unaudited)

	2005	2004
		(restated)
Cash Flows from Operating Activities:
Net earnings	$10,114	$7,554
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	13,219	11,575
Amortization of debt issuance costs	439	438
Compensation expense related to restricted stock plans	265	301
Provision for deferred income taxes	1,285	575
Loss on the sale of assets	139	28
Changes in assets and liabilities:
Trade accounts receivable	(1,196)	(483)
Inventories	(8,707)	(10,283)
Other current assets	955	(1,161)
Trade accounts payable	7,578	1,274
Deferred revenue	(10,584)	(8,224)
Accrued payroll, accrued expenses, and federal, state and local taxes	5,829	10,238
Other long-term assets and liabilities	244	966
Tax benefit derived from exercise of stock options	493	159

Net cash provided by operating activities	20,073	12,957

Cash Flows from Investing Activities:
Additions to property and equipment	(19,289)	(12,993)
Proceeds from the sale of assets	—	32
Other, net	309	119

Net cash used in investing activities	(18,980)	(12,842)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(10,856)	(19,250)
Proceeds from sale and leaseback transactions	—	12,091
Debt issuance costs	—	(587)
Exercise of incentive stock options and issuances under stock purchase plan	3,879	1,722

Net cash used in financing activities	(6,977)	(6,024)

Decrease in Cash and Cash Equivalents	(5,884)	(5,909)
Cash and Cash Equivalents at Beginning of the Period	10,772	9,574

Cash and Cash Equivalents at End of the Period	$4,888	$3,665

See notes to unaudited consolidated financial statements.

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16 Weeks Ended April 17, 2005 and April 18, 2004

A. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of 16 weeks and the remaining three quarters consisting of 12 weeks each.

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

     These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

Restatement

     As discussed in Note 2 to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004, the Company restated its financial statements for fiscal years 2003 and 2002 and the quarterly and comparative periods ended April 18, 2004, July 11, 2004 and October 3, 2004. The information contained herein reflects such restatement.

B. NET EARNINGS PER COMMON SHARE AND STOCK-BASED COMPENSATION

     Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and unvested restricted shares outstanding.

     Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted earnings per share calculation (in thousands):

	16 Weeks Ended
	April 17,	April 18,
	2005	2004
		(restated)
Weighted average common shares outstanding	22,687	22,167
Incremental stock option shares outstanding	380	410

Weighted average diluted common shares outstanding	23,067	22,577

     Options for approximately 1.3 million shares were excluded from the 2005 16-week diluted weighted average share calculation and 1.5 million shares were excluded from the 2004 16-week diluted weighted average share calculation, due to the shares being anti-dilutive.

     The Company has elected to continue to apply the intrinsic-value-based method of accounting pursuant to Accounting Principles Board Opinion 25, and has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. The following table illustrates the effect on net earnings for the 16-week periods ended April 17, 2005 and April 18, 2004 as if the fair-value-based method had been applied to awards that were granted in each period:

	16 Weeks Ended
	April 17,	April 18,
	2005	2004
	(in thousands, except per share data)
		(restated)
Net earnings, as reported	$10,114	$7,554
Add stock-based employee compensation expense included in reported net earnings, net of tax	188	200
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(835)	(892)

Pro forma net earnings	$9,467	$6,862

Earnings per share:
Basic-as reported	$0.45	$0.34
Basic-pro forma	$0.42	$0.31
Diluted-as reported	$0.44	$0.33
Diluted-pro forma	$0.41	$0.31

C. DERIVATIVE INSTRUMENTS

     At April 17, 2005, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $110 million, $10 million of which effectively converts an equal portion of the Company’s revolver debt from a floating rate to a fixed rate (cash flow hedges) and $100 million of which effectively converts an equal portion of the fixed-rate indebtedness related to the $125.0 million senior subordinated notes due 2013 into variable-rate obligations (fair value hedges). The term and conditions of the swaps accounted for as fair value hedges mirror the terms and conditions of the respective notes. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow and fair value fluctuations due to changes in market interest rates as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt.

     The fair value of the Company’s cash flow hedges at April 17, 2005 is a liability of $167,000 compared to a liability of approximately $280,000 at December 26, 2004, which is included in other long-term liabilities on the consolidated balance sheets. The fair value adjustment resulted in the recognition of an unrealized gain of $113,000, net of related income taxes of $44,000, in accumulated other comprehensive loss in shareholders’ equity in the accompanying 2005 unaudited consolidated balance sheet.

D. COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and other comprehensive income (loss) items attributable to unrealized gains or losses on derivative financial instruments designated as cash flow hedges. The components of total comprehensive income for all periods presented are as follows:

	16 Weeks Ended
	April 17,	April 18,
	2005	2004
	(in thousands)
		(restated)
Net earnings	$10,114	$7,554
Other comprehensive income (loss), net of tax	69	(394)

Total comprehensive income	$10,183	$7,160

E. RESTRICTED STOCK GRANTS

     During the first quarter of 2003, the Company granted approximately 135,000 shares of restricted stock to certain executives and members of senior management. Compensation cost related to these restricted stock awards recognized by the Company during the 16-week periods ended April 17, 2005 and April 18, 2004 approximated $131,000 and $145,000, respectively.

     During 2004, the Company changed its approach to equity-based compensation and discontinued issuing stock options, choosing to only issue restricted stock. This change impacted the Company’s earnings as the accounting for restricted stock differs from the accounting for stock options. The accounting for restricted stock is based on the vesting schedule for the shares. If the vesting schedule is based merely on the passage of time (time-based), the accounting treatment requires expensing from the grant date to the expected vesting date based on the number of shares granted and the stock price on the date of grant. If the vesting is based on performance criteria (performance-based) that could cause the awards to vest over varying periods of time, or to not vest at all, the accounting treatment requires expensing from the grant date to the expected vesting date with compensation expense recorded at the stock price based on the closing price on the quarterly and annual reporting dates. The accounting for time-based vesting only is referred to below as “fixed-plan accounting” and the accounting for performance-based vesting is referred to as “variable-plan accounting.” During 2004, the Company granted restricted stock awards that involve both of these accounting treatments.

     During 2004, the Company granted approximately 344,000 shares of restricted stock to certain executives and members of senior management. The Company has recognized a net reduction to compensation expense of approximately $263,000 in the 16-week period ended April 17, 2005 as a result of the effect of the Company’s projected performance on the ultimate vesting rate of the Company’s performance-based restricted stock.

     In the first quarter of 2005, the Company granted approximately 215,000 shares of restricted stock to certain executives and members of senior management. The Company recognized approximately $397,000 of compensation cost in the 16-week period ended April 17, 2005.

     The following table sets forth the restricted stock awards granted during the first 16 weeks of 2005.

		Value Charged
	Approximate	to
	Number of	Common Stock
	Shares	in
Grant Date	Granted	2005	Vesting Schedule
January 21, 2005 (1)	28,100	$395,000	Ratably over periods of time ranging from immediately to seven years (fixed-plan accounting)

January 21, 2005 (2)	187,000	353,000	Based upon cumulative growth in earnings per share over the next four years (variable-plan accounting)

(1)	In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting. Under fixed plan accounting for stock-based compensation, upon issuance of restricted stock awards, unearned compensation is charged to shareholders’ equity for the fair value of the restricted stock at the grant date, and recognized as compensation expense ratably over the respective vesting periods. Compensation cost related to these restricted stock awards recognized by the Company during the 16-week period ended April 17, 2005 approximated $44,000.

(2)	If the cumulative annual performance targets are achieved, up to 25.0% of the awards may vest in each of the first and second years and all unvested amounts may vest upon meeting the cumulative performance target in the third year. Any unvested amounts at the end of the third year will automatically be forfeited. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. With respect to these awards, the Company uses variable-plan accounting which requires the Company to recognize the intrinsic value of the award measured at the end of each reporting period over the life of the award as it is earned. Since this award can only be settled in stock, common stock is credited as the award value is recognized in expense over the vesting period. Compensation cost related to these restricted stock awards recognized by the Company during the 16-week period ended April 17, 2005 approximated $353,000.

F. LEGAL PROCEEDINGS

     In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of the Company’s employees and customers becoming infected. The Company worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when it became aware of this incident and cooperated fully with their directives and recommendations. The Company is aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to its Knoxville restaurant during the time of the outbreak. As of the date of this filing, the Company is also aware of 56 lawsuits that have been filed against it, all but one of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. As of May 24, 2005, the Company and other defendants have entered into agreements to settle 33 of these cases. The Company’s share of these settlements is not material to the Company’s results of operations or financial condition. A number of the remaining suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization.

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

     In addition, the Company is a defendant from time to time in various other legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. The Company does not believe that any of these legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur or accrue expenses relating to legal proceedings, however, which may adversely affect its results of operations in a particular period.

G. FRANCHISE AGREEMENT

     In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any franchisee in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of its debt and obligations.

     On March 28, 2005, the Company entered into a Development Agreement with Four Star Restaurant Group, LLC and Michael R. Johnson. Under the terms of the agreement, Four Star Restaurant Group, LLC has the right to develop and operate up to 10 new O’Charley’s restaurants over the next six years in certain markets in the states of Iowa, Nebraska, and parts of Kansas and South Dakota.

     On May 18, 2005, the Company entered into a Development Agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or some of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants over the next eight years, with a minimum of eight O’Charley’s restaurants expected to open by 2007. The initial development plans will focus on the Tampa, Florida, Orlando, Florida, Pittsburgh, Pennsylvania and Cleveland, Ohio markets.

H. ASSETS HELD FOR SALE

     The amount shown in Assets held for sale on the consolidated balance sheet relates to two closed restaurant properties; one in Raleigh, North Carolina and one in Atlanta, Georgia. Neither of these closures represents departures from the markets within which the Company has operations. Because of this, the Company does not consider these closures as a discontinuance of operations.

     The Company decided to close the Raleigh, North Carolina store primarily as a result of a shift in customer traffic in the Raleigh market. Because of this shift, the Company relocated the Raleigh store to another part of the Raleigh market and opened the replacement store a week later. The total net book value of the relocated store is approximately $1.2 million, which includes approximately $1.1 million in land and $0.1 million in building and fixed assets.

     The Company decided to close the Atlanta, Georgia store in light of that store’s recent financial performance. The Company secured a contract to sell the store prior to the end of the first quarter of 2005, and therefore has reflected the net book value of the store under the heading Assets held for sale on the consolidated balance sheet. The Company closed this store during the second quarter of 2005. The total net book value of this store is $1.8 million, which includes approximately $0.6 million in land, approximately $1.0 million in buildings and improvements, and approximately $0.2 million in equipment.

     As a result of the estimated fair value less cost to sell exceeding the net book value, the Company has not recorded an impairment charge and has ceased recognizing depreciation and amortization expense for these stores.

I. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. In accordance with SFAS 123(R), the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees beginning in the first quarter of 2006. The Company is continuing to evaluate the impact of this standard on its financial statements.

J. SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9% senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of April 17, 2005 and December 26, 2004 and for the 16 weeks ended April 17, 2005 and April 18, 2004.

Condensed Consolidating Balance Sheet

As of April 17, 2005

			Minor
			Subsidiaries and
		Subsidiary	Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
		(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,869	$1,507	$512	$4,888
Trade accounts receivable	4,553	5,406	20	9,979
Intercompany receivables (payable)	(131,788)	139,257	(7,469)	—
Inventories	3,295	38,522	15	41,832
Deferred income taxes	6,186	384	—	6,570
Other current assets	2,408	2,509	1,079	5,996
Assets held for sale	3,008	—	—	3,008

Total current assets	(109,469)	187,585	(5,843)	72,273
Property and Equipment, net	349,933	102,873	1,924	454,730
Goodwill	—	93,074	—	93,074
Other Intangible Asset	—	25,921	—	25,921
Other Assets	215,344	26,249	(221,627)	19,966

Total Assets	$455,808	$435,702	$(225,546)	$665,964

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$13,055	$14,240	$(5,458)	$21,837
Accrued payroll and related expenses	12,637	7,272	1	19,910
Accrued expenses	13,986	9,000	446	23,432
Deferred revenue	3,898	4,723	6	8,627
Federal, state and local taxes	(4,080)	17,907	(31)	13,796
Current portion of long-term debt and capitalized lease obligations	11,073	361	—	11,434

Total current liabilities	50,569	53,503	(5,036)	99,036
Deferred Income Taxes	9,852	(784)	—	9,068
Other Liabilities	29,144	13,313	993	43,450
Long-Term Debt, less current portion	155,858	—	(16,740)	139,118
Capitalized Lease Obligations, less current portion	28,198	1,533	—	29,731

Total liabilities	273,621	67,565	(20,783)	320,403
Shareholders’ Equity (Deficit):
Common stock	182,444	203,101	(202,649)	182,896
Accumulated other comprehensive loss, net of tax	(155)	—	—	(155)
Unearned compensation	(3,589)	—	(73)	(3,662)
Retained earnings (deficit)	3,487	165,036	(2,041)	166,482

Total shareholders’ equity (deficit)	182,187	368,137	(204,763)	345,561

Total Liabilities and Shareholders’ Equity (Deficit)	$455,808	$435,702	$(225,546)	$665,964

Condensed Consolidating Balance Sheet

As of December 26, 2004

			Minor
			Subsidiaries and
		Subsidiary	Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
		(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,491	$7,733	$548	$10,772
Trade accounts receivable	2,640	6,130	13	8,783
Intercompany receivables (payable)	(123,459)	129,076	(5,617)	—
Inventories	3,310	29,792	23	33,125
Deferred income taxes	6,332	384	—	6,716
Short term notes receivable	120	—	—	120
Other current assets	507	4,365	10	4,882

Total current assets	(108,059)	177,480	(5,023)	64,398
Property and Equipment, net	349,719	100,121	1,968	451,808
Goodwill	—	93,074	—	93,074
Other Intangible Asset	—	25,921	—	25,921
Other Assets	217,351	26,217	(221,258)	22,310

Total Assets	$459,011	$422,813	$(224,313)	$657,511

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$6,596	$11,339	$(3,676)	$14,259
Accrued payroll and related expenses	12,694	6,470	19	19,183
Accrued expenses	11,705	9,475	(302)	20,878
Deferred revenue	8,444	10,754	12	19,210
Federal, state and local taxes	(6,540)	15,707	17	9,184
Current portion of long-term debt and capitalized lease obligations	12,315	355	—	12,670

Total current liabilities	45,214	54,100	(3,930)	95,384
Deferred Income Taxes	8,299	(415)	—	7,884
Other Liabilities	32,097	11,963	974	45,034
Long-Term Debt, less current portion	162,865	—	(16,740)	146,125
Capitalized Lease Obligations, less current portion	30,689	1,655	—	32,344

Total Liabilities	279,164	67,303	(19,696)	326,771
Shareholders’ Equity (Deficit):
Common stock	177,811	168,474	(168,023)	178,262
Accumulated other comprehensive loss, net of tax	(224)	—	—	(224)
Unearned compensation	(3,593)	—	(73)	(3,666)
Retained earnings (deficit)	5,853	187,036	(36,521)	156,368

Total shareholders’ equity (deficit)	179,847	355,510	(204,617)	330,740

Total Liabilities and Shareholders’ Equity (Deficit)	$459,011	$422,813	$(224,313)	$657,511

Consolidating Statement of Earnings
For the Quarter Ended April 17, 2005

			Minor
			Subsidiaries and
		Subsidiary	Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$175,248	$106,843	$6,086	$288,177
Commissary sales	—	74,400	(72,192)	2,208
Franchise revenue	130	—	(24)	106

	175,378	181,243	(66,130)	290,491

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	55,956	32,301	(2,673)	85,584
Payroll and benefits	61,354	34,753	1,230	97,337
Restaurant operating costs	28,674	21,001	1,512	51,187
Cost of commissary sales	—	68,887	(66,974)	1,913
Advertising expenses	—	8,007	4	8,011
General and administrative expenses	1,086	11,530	50	12,666
Depreciation and amortization, property and equipment	9,512	3,661	46	13,219
Pre-opening costs	1,060	319	6	1,385

	157,642	180,459	(66,799)	271,302

Income from Operations	17,736	784	669	19,189
Other (Income) Expense:
Interest expense, net	4,270	232	46	4,548
Other, net	17,847	(17,451)	—	396

	22,117	(17,219)	46	4,944

(Loss) Earnings Before Income Taxes	(4,381)	18,003	623	14,245
Income Tax (Benefit) Expense	(1,271)	5,220	182	4,131

Net (Loss) Earnings	$(3,110)	$12,783	$441	$10,114

Condensed Consolidating Statement of Earnings
For the Quarter Ended April 18, 2004

Restated

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$163,362	$96,625	$5,018	$265,005
Commissary sales	—	59,265	(56,527)	2,738

	163,362	155,890	(51,509)	267,743
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	51,221	29,557	(1,137)	79,641
Payroll and benefits	58,415	31,257	916	90,588
Restaurant operating costs	27,217	18,697	1,255	47,169
Cost of commissary sales	—	55,881	(53,300)	2,581
Advertising expenses	—	8,140	—	8,140
General and administrative expenses	869	9,943	—	10,812
Depreciation and amortization, property and equipment	8,557	3,018	—	11,575
Pre-opening costs	1,547	335	—	1,882

	147,826	156,828	(52,266)	252,388

Income (Loss) from operations	15,536	(938)	757	15,355
Other (Income) Expense:
Interest expense, net	3,678	286	—	3,964
Other, net	16,296	(16,265)	—	31

	19,974	(15,979)	—	3,995

(Loss) Earnings Before Income Taxes	(4,438)	15,041	757	11,360
Income Tax (Benefit) Expense	(1,506)	5,058	254	3,806

Net (Loss) Earnings	$(2,932)	$9,983	$503	$7,554

Condensed Consolidating Statement of Cash Flows
For the Quarter Ended April 17, 2005

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Cash flows from Operating Activities:
Net (loss) earnings	$(3,110)	$12,783	$441	$10,114
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	9,512	3,653	54	13,219
Amortization of debt issuance costs	439	—	—	439
Compensation expense related to restricted stock plans	265	—	—	265
Deferred income taxes	1,285	—	—	1,285
Loss on the sale of assets	139	—	—	139
Changes in assets and liabilities:
Trade accounts receivable	(1,913)	723	(6)	(1,196)
Inventories	25	(8,730)	(2)	(8,707)
Other current assets	(1,901)	1,856	1,000	955
Trade accounts payable	6,459	2,.901	(1,782)	7,578
Deferred revenue	(4,545)	(6,030)	(9)	(10,584)
Accrued payroll and other accrued expenses	5,993	2,526	(2,690)	5,829
Other long-term assets and liabilities	4,608	1,326	(5,690)	244
Tax benefit derived from exercise of stock options	493	—	—	493

Net cash provided by (used in) operating activities	17,749	11,008	(8,684)	20,073

Cash flows from Investing Activities:
Additions to property and equipment	(6,858)	(6,414)	(6,017)	(19,289)
Proceeds from the sale of assets	—	—	—	—
Other, net	(3,536)	(10,820)	14,665	309

Net cash (used in) provided by investing activities	(10,394)	(17,234)	8,648	(18,980)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(10,856)	—	—	(10,856)
Exercise of employee incentive stock options and issuances under stock purchase plan	3,879	—	—	3,879

Net cash used in financing activities	(6,977)	—	—	(6,977)

Increase (decrease) in Cash and Cash Equivalents	378	(6,226)	(36)	(5,884)
Cash and Cash Equivalents at Beginning of the Period	2,491	7,733	548	10,772

Cash and Cash Equivalents at End of the Period	$2,869	$1,507	$512	$4,888

Condensed Consolidating Statement of Cash Flows
For the Quarter Ended April 18, 2004

Restated

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Cash flows from Operating Activities:
Net (loss) earnings	$(2,932)	$9,983	$503	$7,554
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment	8,557	3,018	—	11,575
Amortization of debt issuance costs	438	—	—	438
Compensation expense related to restricted stock plans	301	—	—	301
Deferred income taxes	575	—	—	575
Loss (gain) on the sale of assets	37	(9)	—	28
Changes in assets and liabilities:
Trade accounts receivable	(793)	310	—	(483)
Inventories	(254)	(10,028)	(1)	(10,283)
Other current assets	286	(1,135)	(312)	(1,161)
Trade accounts payable	1,798	(501)	(23)	1,274
Deferred revenue	(3,727)	(4,499)	2	(8,224)
Accrued payroll and other accrued expenses	6,868	3,090	280	10,238
Other long-term assets and liabilities	904	224	(162)	966
Tax benefit derived from exercise of stock options	159	—	—	159

Net cash provided by operating activities	12,217	453	287	12,957

Cash flows from Investing Activities:
Additions to property and equipment	(8,491)	(4,502)	—	(12,993)
Proceeds from the sale of assets	23	9	—	32
Other, net	2,280	(1,874)	(287)	119

Net cash used in investing activities	(6,188)	(6,367)	(287)	(12,842)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(19,250)	—	—	(19,250)
Proceeds from sale and lease-back transactions	12,091	—	—	12,091
Debt issuance costs	(587)	—		(587)
Exercise of employee incentive stock options and issuances under stock purchase plan	1,722	—	—	1,722

Net cash used in financing activities	(6,024)	—	—	(6,024)

Increase (decrease) in Cash and Cash Equivalents	5	(5,914)	—	(5,909)
Cash and Cash Equivalents at Beginning of the Period	2,946	6,628	—	9,574

Cash and Cash Equivalents at End of the Period	$2,951	$714	$—	$3,665

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, our ability to increase operating margins and sustain increases in same restaurant sales at our restaurants; the effect that any increases in food, labor and other expenses have on our results of operations; the impact on our results of operations of restarting development of our Stoney River concept; the possible adverse effect on our sales of any decrease in consumer spending; the effect of increased competition; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     We are a leading casual dining restaurant company operating 224 O’Charley’s restaurants in 16 states in the Southeast and Midwest, 101 Ninety Nine restaurants in seven Northeastern states, and six Stoney River restaurants in the Southeast and Midwest. We also have three O’Charley’s restaurants in Michigan operated by a franchisee and another restaurant located in Louisiana operated by a joint venture franchisee in which we have a financial interest.

     Fiscal years end on the last Sunday of the calendar year. We have one reportable segment.

Following is an explanation of certain items in our consolidated statements of earnings:

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

     Cost of Food and Beverage primarily consists of the costs of beef, poultry, pork, seafood, produce and alcoholic and non-alcoholic beverages. The two most significant commodities that may affect our cost of food and beverage are beef and poultry, which account for approximately 20% to 22% and 10% to 12%, respectively, of our overall cost of food and beverage. Generally, temporary increases in these costs are not passed on to customers; however, we have, in the past, generally adjusted menu prices to compensate for increased costs of a more permanent nature.

     Payroll and Benefits include payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries and bonuses, hourly wages for restaurant level employees, payroll taxes, workers’ compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have various incentive bonus plans that compensate restaurant management for achieving certain restaurant level financial targets and performance goals.

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

     Advertising Expenses include all advertising-related expenses for the various programs that we utilize to promote traffic and brand recognition for our three restaurant brands. This category also includes the administrative costs of our marketing departments. Previously, we presented advertising expenses combined with general and administrative expenses.

     General and Administrative Expenses include home office administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, stock-based compensation and related expenses, data processing, legal and accounting expenses, and office expenses account for the major expenses in this category. This category also includes all severance-related expenses.

     Depreciation and Amortization, Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the expected lease term for leasehold improvements, if shorter.

     Pre-opening Costs represent costs associated with opening a new restaurant and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when the leased property is physically employed and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from quarter to quarter primarily due to the timing of restaurant openings.

     The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the first 16 weeks of 2005 and 2004 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation. Also, we restated our historical financial statements as of the end of the third quarter of 2004. The information contained herein reflects such restatement. See Note A to the Notes to unaudited consolidated financial statements.

	First Quarter
	2005	2004
Revenues:
Restaurant sales	99.2%	99.0%
Commissary sales	0.8	1.0

	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.7	30.1
Payroll and benefits	33.8	34.2
Restaurant operating costs	17.8	17.8
Cost of commissary sales (2)	0.7	1.0
Advertising expenses	2.8	3.0
General and administrative expenses	4.4	4.0
Depreciation and amortization, property and equipment	4.6	4.3
Pre-opening costs	0.5	0.7

Income from Operations	6.6	5.7

Other Expense:
Interest expense, net	1.6	1.5
Other, net	0.1	—

Earnings Before Income Taxes	4.9	4.2
Income Taxes	1.4	1.4

Net Earnings	3.5%	2.8%

(1)	Shown as a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 86.6% and 94.3% for the 16 weeks ended April 17, 2005 and April 18, 2004, respectively.

The following table sets forth certain financial and other restaurant data for the first quarter ended April 17, 2005 and April 18, 2004 relating to the Company’s restaurants:

	April 17,	April 18,
	2005	2004
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	221	206
Restaurants opened	4	6
Restaurant closed	(1)	—

In operation, end of quarter	224	212

Ninety Nine Restaurants:
In operation, beginning of quarter	99	87
Restaurants opened	2	2
Restaurants closed	—	—

In operation, end of quarter	101	89

Stoney River Restaurants:
In operation, beginning of quarter	6	6
Restaurants opened	—	—
Restaurants closed	—	—

In operation, end of quarter	6	6

Average Weekly Sales per Restaurant:
O’Charley’s	$54,959	$54,844
Ninety Nine	52,851	53,007
Stoney River	78,483	75,382

Change in Same Restaurant Sales (1):
O’Charley’s	1.4%	4.0%
Ninety Nine	0.2%	1.7%
Stoney River	4.1%	10.1%

Change in Same Restaurant Customer Visits (1):
O’Charley’s	1.1%	6.4%
Ninety Nine	(1.2%)	(0.2%)
Stoney River	0.5%	7.5%

Average Check per Customer:
O’Charley’s	$11.63	$11.60
Ninety Nine	13.71	13.54
Stoney River	40.59	39.17

(1)	When computing same restaurant sales and customer visits, restaurants open for at least 78 weeks are compared from period to period.

First Fiscal Quarter of 2005 Compared with First Fiscal Quarter of 2004

     Revenues

     During the first quarter of 2005, revenues increased 8.5% to $290.5 million from $267.7 million in 2004.

     O’Charley’s restaurant sales increased 7.0% to $196.1 million during the first quarter as a result of same restaurant sales increases of 1.4% and the net addition of 12 restaurants during the past 12 months. The 1.4% same restaurant sales increase was comprised of a 1.1% increase in the number of customer visits and a 0.3% increase in our average check per customer.

     Ninety Nine restaurant sales increased 13.5% during the first quarter of 2005. The year-over-year sales increase was primarily related to same restaurant sales increases of 0.2% in 2005 and the addition of 12 new restaurants over the past 12 months. The same restaurant sales increase was comprised of a 1.3% check average per customer increase partially offset by a 1.2% decline in customer visits.

     Stoney River restaurant sales increased 4.1% during the first quarter of 2005 due primarily to same restaurant sales increases of 4.1%. The 4.1% same restaurant sales increase was comprised of a 3.6% improvement in the average check per customer coupled with a 0.5% increase in customer counts.

     Cost of Food and Beverage

     During the first quarter of 2005, we saw a moderation in food costs, primarily in poultry, which continued the trends we experienced in the latter part of fiscal 2004. Partially tempering this moderation were increases in pork and soybean-based products such as margarines and oils. We continued our practice of buying ahead on volatile commodities to take advantage of predictable seasonal price fluctuations. We have committed pricing for approximately 74% of our estimated beef requirements, approximately 33% of our estimated poultry requirements and approximately 64% of our estimated pork requirements for the 2005 fiscal year.

     Payroll and Benefits

     During the first quarter of 2005, payroll and benefits decreased to 33.8% of restaurant sales from 34.2% for the same prior-year period. This reduction was primarily attributable to lower hourly health insurance costs versus the prior year. At the beginning of 2004, we changed the insurance plan for hourly employees of the O’Charley’s and Stoney River concepts from a premium-only plan to a self-insured plan, and accrued health insurance expenses for this plan based upon our projected full-year costs. Later in the year, as we had more claims experience, the full-year projection of the costs associated with the plan decreased and we reversed a portion of the expenses accrued in the first quarter in the second and subsequent quarters. While the first quarter accrual results in a favorable year over year comparison between the 2005 and 2004 first quarters, the subsequent reversal of a portion of this accrual in 2004 may result in unfavorable comparisons for the balance of the 2005 fiscal year.

     Restaurant Operating Costs

     Restaurant operating costs during the first quarter of 2005 were flat compared to 2004. Increases in utilities, primarily natural gas, and property taxes were offset by lower repairs and maintenance costs. We expect that these costs will be higher as a percentage of sales in the second quarter of 2005 compared to the same period of the prior year.

     Advertising Expenses

     Beginning with the first quarter of 2005, we are presenting advertising expenses as a separate line item on our consolidated statement of earnings. Previously, advertising expenses were presented as a part of our general and administrative expenses. The corresponding advertising expenses for the first quarter of 2004 have been presented accordingly. During the first quarter of 2005, advertising expenses decreased 1.6% and, as a percentage of total revenues, declined to 2.8% from 3.0% in the prior year. The decrease in advertising expenditures as a percentage of total revenues is primarily due to us using the same promotional calendar on a year-over-year basis, enabling us to utilize some print and television media which were produced in the prior year. Additionally, we have realized some economies of scale by having a higher concentration of stores in existing markets.

     General and Administrative Expenses

     General and administrative expenses increased 17.1% in the first quarter of 2005, and as a percentage of total revenues, increased to 4.4% from 4.0% in the prior year. The increase in general and administrative expenses, as a percentage of total revenues, is due primarily to increased incentive compensation expense and increased spending in consulting relating to our strategic planning initiatives as well as a financial systems upgrade project. These increases were partially offset by the reversal of certain amounts of equity-based compensation expense related to the impact of our estimated future performance on the ultimate vesting rate of our performance-based restricted stock.

     Depreciation and Amortization, Property and Equipment

     During the first quarter of 2005, depreciation and amortization of property and equipment increased as a percentage of total revenues. The increase was primarily attributable to spending over the past year in technology which has a shorter depreciable life than our restaurants. As previously disclosed, we have been building fewer O’Charley’s restaurants than in the past, and as a result our ongoing technology spending has accounted for a larger portion of our overall capital expenditures.

     Pre-opening Costs

     During the first quarter of 2005, pre-opening costs declined as a percentage of total revenues due primarily to fewer restaurant openings compared to the same prior-year periods. We estimate average pre-opening costs of approximately $230,000 for each new O’Charley’s restaurant, approximately $275,000 for each new Stoney River restaurant and approximately $200,000 for each new Ninety Nine restaurant.

     Interest Expense, Net

     Interest expense, net increased during the first quarter of 2005 compared to the prior year as a result of the increase in short-term interest rates. Interest expense during the first quarter of 2005 reflects $125.0 million of senior subordinated notes at a fixed rate of 9.0%; approximately $14.0 million outstanding on our $125.0 million bank revolver accruing interest at one-month LIBOR plus 1.75%; and other debt including capitalized lease obligations and prepaid financing costs. Approximately $100.0 million of the 9.0% senior subordinated notes have been effectively converted through interest rate swap agreements into a variable interest rate obligation based on the six-month LIBOR rate in arrears plus 3.9%.

     Income Taxes

     Our effective income tax rate in the first quarter of 2005 was 29.0% compared to 33.5% in the same prior year period. The reduction in the rate resulted primarily from an increase in the net benefit from the FICA tip credit and the application of the WOTC credit which was not signed into law until the fourth quarter of 2004.

     Liquidity and Capital Resources

     Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities, capital leases and sales of common stock. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Our working capital has historically had current liabilities in excess of current assets due to cash reinvestments in long-term assets, mostly property and equipment additions, which we do not believe indicates a lack of liquidity. As we continue to increase the amount of investment we are making in food inventory in an effort to take advantage of seasonal price fluctuations, we expect to see a reduction in the negative working capital.

     Our bank credit facility consists of a revolving credit facility with a maximum principal amount of $125.0 million. At April 17, 2005, the outstanding balance on the revolving credit facility was $14.0 million, which excludes approximately $7.3 million in letters of credit which also reduces our capacity on the credit facility. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. As of the end of the first quarter, our LIBOR loans were priced using a margin of 1.75%. The credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. We were in compliance with such covenants at April 17, 2005. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. All amounts owing under the facility are secured by 100% of our equity interests in each of our existing and future subsidiaries and all of the tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment, of us and substantially all of our subsidiaries. The lenders may, under certain circumstances, also require that we pledge such real estate and equipment as collateral.

     From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements may effectively convert some of our obligations that bear interest at variable rates into fixed-rate obligations and may effectively convert some of our obligations that bear interest at fixed rates into variable-rate obligations. As of April 17, 2005, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $10.0 million of our outstanding variable-rate debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our credit facility. The swap agreement relating to the $10.0 million of our indebtedness expires in January 2006 and is accounted for as a cash flow hedge. During the first quarter of 2004, we entered into additional interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0% senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013. The Company’s weighted average interest rate for the first quarter of 2005 and 2004 was 7.9% and 6.4%, respectively.

     In October 2003, we announced an authorization to repurchase up to $25.0 million of our common stock. Any repurchases will be made from time to time in open market transactions or privately negotiated transactions at our discretion. To date, we have not repurchased any shares of our common stock under this authorization. Any repurchases will be funded by cash provided by operations.

     Capital expenditures were $19.3 million in the first quarter of 2005, compared to $13.0 million in the first quarter of 2004 (which excludes $4.9 million of equipment financed through capital leases). These capital expenditures were incurred principally for building new restaurants, improvements to existing restaurants and technological improvements at our home office. Our 2005 capital budget includes approximately $70 to $80 million for capital expenditures, excluding new restaurant equipment financed through capitalized lease obligations. These expenditures are for an estimated 13 to 15 additional O’Charley’s restaurants, a similar number of new Ninety Nine restaurants, two additional Stoney River restaurants, information system investments, improvements to existing restaurants and the commissary and home office additions. There can be no assurance that actual capital expenditures for 2005 will not vary significantly from budgeted amounts based upon a number of factors, including the timing of additional purchases of restaurant sites and the opening of new restaurants.

     The following tables set forth our capital structure and certain financial ratios and financial data as of April 17, 2005 and December 26, 2004:

	April 17,		December 26,
	2005		2004
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$14,000	2.7%	$21,000	4.0%
Secured mortgage note payable	139	0.0	146	0.0
Capitalized lease obligations	41,144	7.8	44,993	8.7

Total senior debt	55,283	10.5	66,139	12.7
Senior subordinated notes	125,000	23.8	125,000	24.0

Total debt(1)(2)	180,283	34.3	191,139	36.6
Shareholders’ equity	345,559	65.7	330,740	63.4

Total capitalization	$525,842	100.0%	$521,879	100.0%

Adjusted total debt(2)(3)	$420,723		$430,299
Adjusted total capitalization(2)(3)	$766,282		$761,039
EBITDA(4)	$32,012		$85,955

(1)	We believe EBITDA, total debt, adjusted total debt and adjusted total capitalization are useful measurements to investors because they are commonly used as analytical indicators to evaluate performance, measure leverage capacity and debt service ability. These measures should not be considered as measures of financial performance or liquidity under U.S. generally accepted accounting principles. EBITDA, total debt, adjusted total debt and adjusted total capitalization should not be considered in isolation or as alternatives to financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. EBITDA, total debt, adjusted total debt and adjusted total capitalization, as presented, may not be comparable to similarly titled measures of other companies.

(2)	Total debt represents the long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion as reflected in our consolidated balance sheets:

	April 17,	December 26,
	2005	2004
	(in thousands)
Current portion of long-term debt and capitalized lease obligations	$11,434	$12,670
Add:
Long-term debt, excluding current portion	139,118	146,125
Capitalized lease obligations, excluding current portion	29,731	32,344

Total debt	$180,283	$191,139

(3)	Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 weeks ended April 17, 2005 and December 26, 2004, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 weeks ended April 17, 2005 and December 26, 2004, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated balance sheets and the notes to the consolidated financial statements:

	April 17,	December 26,
	2005	2004
	(in thousands)
Current portion of long-term debt and capitalized leases	$11,434	$12,670
Add:
Long-term debt, excluding current portion	139,118	146,125
Capitalized lease obligations, excluding current portion	29,731	32,344

Total debt	180,283	191,139
Add eight times:
Rent expense	240,440	239,160

Adjusted total debt	420,723	430,299
Add:
Shareholders’ equity	345,559	330,740

Adjusted total capitalization	$766,282	$761,039

(4)	EBITDA represents earnings before cumulative effect of change in accounting principle before interest expense, income taxes, and depreciation and amortization. The following table reconciles EBITDA, as described above, to earnings before cumulative effect of change in accounting principle, and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	16 Weeks	Fiscal Year
	Ended	Ended
	April 17,	December 26,
	2005	2004
	(in thousands)
Earnings before cumulative effect of change in accounting principle	$10,114	$23,319
Add:
Income tax expense	4,131	9,362
Interest expense, net	4,548	13,476
Depreciation and amortization, property and equipment	13,219	39,798

EBITDA	$32,012	$85,955

	16 Weeks	Fiscal Year
	Ended	Ended
	April 17,	December 26,
	2005	2004
	(in thousands)
Cash flows provided by operating activities	$20,073	$70,498
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Compensation expense related to restricted stock plans	(265)	(2,171)
Deferred income taxes	(1,285)	464
Loss on sale of assets	(139)	(215)
Donation of stock	—	(137)
Changes in operating assets and liabilities	6,125	1,413
Changes in long-term assets and liabilities	(244)	(4,062)
Tax benefit derived from exercise of stock options	(493)	(1,224)
Income tax expense	4,131	9,362
Interest and other expense	4,109	12,027

EBITDA	$32,012	$85,955

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

Critical Accounting Policies

     In our Annual Report on Form 10-K for the year ended December 26, 2004, we identified our critical accounting policies related to lease accounting, equity-based compensation, property and equipment, goodwill and trademarks, and impairment of long-lived assets. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 16 weeks of 2005, there have been no material changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

     The tables below set forth certain of our contractual obligations and commercial commitments at April 17, 2005. Other than the items listed and discussed below, no other material changes have occurred in the contractual obligations and commercial commitments disclosed in our Annual Report on Form 10-K for the year ended December 26, 2004.

		Payments Due by Period
		Less			More
		than			than
Contractual Obligation	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Long-term debt	$139,139	$21	$14,048	$60	$125,010
Capitalized lease obligations(1)	44,636	12,870	18,544	11,679	1,543

		Amount of Commitment Expiration
		per Period
		Less			More
	Total	than			than
Other Commercial Commitments	Committed	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Line of credit(2)	$125,000	—	$125,000	—	—
Guarantee of joint-venture financing(3)	$15,000	—	$15,000	—	—

(1)	Capitalized lease obligations include the $3.5 million interest component.

(2)	This pertains to our revolving line of credit of which $14.0 million is included in long-term debt shown above.

(3)	This pertains to the financing arrangement with GE Capital Franchise Finance Corporation and represents our maximum obligation. As of April 17, 2005, there were no loans outstanding under this financing arrangement.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. Beginning in the first quarter of 2006, we will recognize compensation expense in our financial statements based on the fair value of all share-based payments to employees.

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

Outlook for 2005

     On May 11, 2005, we announced that we expect to report net earnings per diluted share of between $0.19 and $0.23 for the 12 weeks ending July 10, 2005, and net earnings per diluted share of between $1.10 and $1.16 for the full fiscal year ending December 25, 2005. These projected results are based upon anticipated comparable restaurant sales increases of between 0% to 2% for both the O’Charley’s and the Ninety Nine concepts during the second quarter and the full year. We expect to open 13 to 15 new company-owned O’Charley’s restaurants; a similar number of new Ninety Nine restaurants; and two new Stoney River Legendary Steaks restaurants during 2005. The new Stoney River restaurants will be the first additions to the chain since 2002. The restarting of Stoney River restaurant development will require pre-opening, training, and other expenses of approximately $1.0 million in fiscal 2005. For the second quarter and the full year, anticipated improvements in food cost margin are expected to be offset by higher employee benefit costs, restaurant operating costs, and pre-opening costs. We have already purchased or contracted for approximately 74% of our estimated beef requirements, approximately 33% of our estimated poultry requirements, and approximately 64% of our estimated pork requirements for

2005. Our guidance also anticipates interest expense for fiscal 2005 of between $15 million and $16 million, compared with interest expense of $13.5 million in 2004; and an effective tax rate for 2005 of 29.0%.

     Our guidance for 2005 includes estimated expenses relating to restricted stock plans of between $0.05 and $0.07 per diluted share. Restricted stock expense for the first quarter of 2005 was less than $0.01 per diluted share, which includes the reversal of previously accrued amounts. The first quarter and estimated full year expenses represent a reduction from previously disclosed estimates and reflect the impact of our estimated future performance on the ultimate vesting rate of our performance-based restricted stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     As an additional method of managing our interest rate exposure on our credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a variable-rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility.

     At April 17, 2005 and April 18, 2004, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.

     Also at April 17, 2005 and April 18, 2004, we had interest rate swap agreements with a financial institution that effectively converts a portion of the variable-rate revolving line of credit into a fixed-rate obligation. The notional amount of these swaps is $10.0 million and is based on one month LIBOR plus a specified margin ranging from 1.25% to 2.25%. The interest terms of these swaps mirror the interest terms on the debt. These swap agreements expire in 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In performing this evaluation, the Company’s management considered the Company’s lease accounting practices discussed below and the Company’s decision to restate certain of its previously issued financial statements to reflect the correction in its lease accounting. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of December 26, 2004. During the quarter ended April 17, 2005, the Company remediated this deficiency in its internal controls and procedures by instituting additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting its lease accounting practices. After these remedial measures and a re-evaluation of the effectiveness and design of its disclosure controls and procedures, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls effectively and timely provide them with material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). During the assessment of internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in the

Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004, management determined that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting were insufficient, and, as a result, the Company’s computation of straight-line rent expense and the related deferred rent liability had been incorrect. Accordingly, the Company restated certain of its previously issued financial statements to reflect the correction in its lease accounting practices. Management further concluded that this control deficiency represented a material weakness in the Company’s internal control over financial reporting as of December 26, 2004. To remediate the material weakness in internal control over financial reporting, the Company instituted additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices during the first quarter of 2005. Except as described above, there have been no changes in the Company’s internal control over financial reporting during the first fiscal quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. We worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when we became aware of this incident and cooperated fully with their directives and recommendations. We are aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to our Knoxville restaurant during the time of the outbreak. As of the date of this filing, we are also aware of 56 lawsuits that have been filed against us, all but one of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. As of May 24, 2005, we and other defendants have entered into agreements to settle 33 of these cases. Our share of these settlements is not material to our results of operations or financial condition. A number of the remaining suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization.

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

Item 6. Exhibits

No.	Description
10.1	Development Agreement, dated as of March 28, 2005, by and among O’Charley’s Inc., Four Star Restaurant Group, LLC and Michael R. Johnson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Date: May 27, 2005	By:	/s/ Gregory L. Burns

Gregory L. Burns
Chairman and Chief Executive Officer

Date: May 27, 2005	By:	/s/ Lawrence E. Hyatt

Lawrence E. Hyatt
Chief Financial Officer, Secretary and Treasurer