Form 10-Q
period 2005-07-10
O CHARLEYS INC
filed 2005-08-19
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 10, 2005
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
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2005
Common Stock, no par value	22,314,940 shares

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended July 10, 2005

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 10,	December 26,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$5,397	$10,772
Trade accounts receivable	9,637	8,783
Inventories	38,367	33,125
Deferred income taxes	6,490	6,716
Short-term notes receivable	—	120
Other current assets	7,035	4,882
Assets held for sale	1,162	—

Total current assets	68,088	64,398
Property and Equipment, net	461,197	451,808
Goodwill	93,074	93,074
Other Intangible Asset	25,921	25,921
Other Assets	20,142	22,310

Total Assets	$668,422	$657,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$25,324	$14,259
Accrued payroll and related expenses	21,078	19,183
Accrued expenses	20,743	20,878
Deferred revenue	7,742	19,210
Federal, state and local taxes	13,163	9,184
Current portion of long-term debt and capitalized leases	10,827	12,670

Total current liabilities	98,877	95,384
Deferred Income Taxes	9,826	7,884
Other Liabilities	44,730	45,034
Long-Term Debt, less current portion	136,242	146,125
Capitalized Lease Obligations, less current portion	27,669	32,344

Total liabilities	317,344	326,771
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 22,864,937 in 2005 and 22,528,951 in 2004	183,977	178,262
Accumulated other comprehensive loss, net of tax	(115)	(224)
Unearned compensation	(4,232)	(3,666)
Retained earnings	171,448	156,368

Total shareholders’ equity	351,078	330,740

Total Liabilities and Shareholders’ Equity	$668,422	$657,511

See notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
12 Weeks Ended July 10, 2005 and July 11, 2004
(In thousands, except per share data)
(Unaudited)

	2005	2004
		(restated)
Revenues:
Restaurant sales	$212,017	$199,645
Commissary sales	2,148	1,510
Franchise revenue	84	—

	214,249	201,155

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	64,147	61,814
Payroll and benefits	73,364	66,551
Restaurant operating costs	38,754	36,129
Cost of commissary sales	1,966	1,430
Advertising expenses	5,852	6,090
General and administrative expenses	8,906	8,253
Depreciation and amortization, property and equipment	9,952	9,131
Pre-opening costs	1,012	1,201

	203,953	190,599

Income from Operations	10,296	10,556
Other (Income) Expense:
Interest expense, net	3,491	3,127
Other, net	(189)	(23)

	3,302	3,104

Earnings Before Income Taxes	6,994	7,452
Income Taxes	2,028	2,336

Net Earnings	$4,966	$5,116

Basic Earnings per Common Share:
Net earnings	$0.22	$0.23

Weighted average common shares outstanding	22,843	22,249

Diluted Earnings per Common Share:
Net earnings	$0.21	$0.23

Weighted average common shares outstanding	23,158	22,653

See notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
28 Weeks Ended July 10, 2005 and July 11, 2004
(In thousands, except per share data)
(Unaudited)

	2005	2004
		(restated)
Revenues:
Restaurant sales	$500,194	$464,650
Commissary sales	4,356	4,248
Franchise revenue	190	—

	504,740	468,898

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	149,731	141,455
Payroll and benefits	170,701	157,139
Restaurant operating costs	90,197	83,298
Cost of commissary sales	3,879	4,011
Advertising expenses	13,863	14,230
General and administrative expenses	21,316	19,065
Depreciation and amortization, property and equipment	23,171	20,706
Pre-opening costs	2,397	3,083

	475,255	442,987

Income from Operations	29,485	25,911
Other Expense:
Interest expense, net	8,039	7,091
Other, net	207	8

	8,246	7,099

Earnings Before Income Taxes	21,239	18,812
Income Taxes	6,159	6,142

Net Earnings	$15,080	$12,670

Basic Earnings per Common Share:
Net earnings	$0.66	$0.57

Weighted average common shares outstanding	22,749	22,213

Diluted Earnings per Common Share:
Net earnings	$0.65	$0.56

Weighted average common shares outstanding	23,103	22,620

See notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
28 Weeks Ended July 10, 2005 and July 11, 2004
(In thousands)
(Unaudited)

	2005	2004
		(restated)
Cash Flows from Operating Activities:
Net earnings	$15,080	$12,670
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	23,171	20,706
Amortization of debt issuance costs	768	771
Expense related to equity-based compensation	117	712
Provision for deferred income taxes	2,097	347
(Gain) loss on the sale of assets	(72)	38
Changes in assets and liabilities:
Trade accounts receivable	(854)	(1,015)
Inventories	(5,243)	(7,193)
Other current assets	(1,154)	(2,902)
Trade accounts payable	11,067	9,720
Deferred revenue	(11,466)	(8,850)
Accrued payroll, accrued expenses, and federal, state and local taxes	4,851	8,371
Other long-term assets and liabilities	432	6,210
Tax benefit derived from exercise of stock options	822	284

Net cash provided by operating activities	39,616	39,869

Cash Flows from Investing Activities:
Additions to property and equipment	(35,763)	(30,594)
Proceeds from the sale of assets	2,109	1,131
Other, net	853	(4,900)

Net cash used in investing activities	(32,801)	(34,363)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(16,401)	(22,822)
Proceeds from sale and leaseback transactions	—	12,091
Debt issuance costs	—	(819)
Exercise of incentive stock options and issuances under stock purchase plan	4,211	2,160

Net cash used in financing activities	(12,190)	(9,390)

Decrease in Cash and Cash Equivalents	(5,375)	(3,884)
Cash and Cash Equivalents at Beginning of the Period	10,772	9,574

Cash and Cash Equivalents at End of the Period	$5,397	$5,690

See notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12 and 28 Weeks Ended July 10, 2005 and July 11, 2004
(Unaudited)
A. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and the remaining three quarters consisting of twelve weeks each. Both fiscal 2005 and 2004 consist of fifty-two weeks each.
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

	12 Weeks Ended		28 Weeks Ended
	July 10,	July 11,	July 10,	July 11,
	2005	2004	2005	2004
		(restated)		(restated)
Weighted average common shares outstanding	22,843	22,249	22,749	22,213
Incremental stock option shares outstanding	315	404	354	407

Weighted average diluted common shares outstanding	23,158	22,653	23,103	22,620

     Options for approximately 1.3 million shares were excluded from the 12 and 28-week diluted weighted average common share calculation in 2005 as compared to 1.4 million for the same prior year period(s) due to these shares being anti-dilutive.
     The Company has elected to continue to apply the intrinsic-value-based method of accounting pursuant to Accounting Principles Board Opinion 25, and has adopted only the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. The following table illustrates the effect on net earnings for the 12-week and 28-week periods ended July 10, 2005 and July 11, 2004 if the fair-value-based method had been applied to all outstanding awards:

	12 Weeks Ended		28 Weeks Ended
	July 10,	July 11,	July 10,	July 11,
	2005	2004	2005	2004
		(restated)		(restated)
	(In thousands, except per share data)
Net earnings, as reported	$4,966	$5,116	$15,080	$12,670
Add (deduct) stock-based employee compensation expense (benefit) included in reported net earnings, net of tax	(105)	305	83	501
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(383)	(911)	(1,551)	(1,931)

Pro forma net earnings	$4,478	$4,510	$13,612	$11,240

Earnings per share:
Basic-as reported	$0.22	$0.23	$0.66	$0.57
Basic-pro forma	$0.20	$0.20	$0.60	$0.51
Diluted-as reported	$0.21	$0.23	$0.65	$0.56
Diluted-pro forma	$0.20	$0.20	$0.59	$0.50
C. DERIVATIVE INSTRUMENTS
     At July 10, 2005, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $110 million, $10 million of which effectively converts an equal portion of the Company’s revolver debt from a floating rate to a fixed rate (cash flow hedges) and $100 million of which effectively converts an equal portion of the fixed-rate indebtedness related to the $125.0 million senior subordinated notes due 2013 into variable-rate obligations (fair value hedges). The term and conditions of the swaps accounted for as fair value hedges mirror the terms and conditions of the respective notes. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow and fair value fluctuations due to changes in market interest rates as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt.
     The fair value of the Company’s cash flow hedges at July 10, 2005 is a liability of $101,000 compared to a liability of approximately $280,000 at December 26, 2004, which is included in other long-term liabilities on the unaudited consolidated balance sheets. The fair value adjustment resulted in the recognition of an unrealized gain before tax of $66,000 and $179,000 for the 12 and 28-week periods ended July 10, 2005, respectively. The unrealized gain for the cash flow hedges for the 12 and 28 weeks ended July 10, 2005, net of related income taxes, recorded in accumulated other comprehensive loss within shareholders’ equity on the accompanying 2005 unaudited consolidated balance sheet, was $26,000 and $70,000, respectively.

D. COMPREHENSIVE INCOME
     Comprehensive income consists of net earnings and other comprehensive income items attributable to unrealized gains on derivative financial instruments designated as cash flow hedges. The components of total comprehensive income for all periods presented are as follows:

	12 Weeks Ended		28 Weeks Ended
	July 10,	July 11,	July 10,	July 11,
	2005	2004	2005	2004
		(restated)		(restated)
	(In thousands)
Net earnings	$4,966	$5,116	$15,080	$12,670
Other comprehensive income, net of tax	40	571	109	177

Total comprehensive income	$5,006	$5,687	$15,189	$12,847

E. RESTRICTED STOCK GRANTS
     During the first quarter of 2003, the Company granted approximately 135,000 shares of restricted stock to certain executives and members of senior management. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week periods ended July 10, 2005 and July 11, 2004 approximated $98,000 and $96,000, respectively. Compensation cost related to these awards recognized by the Company in the 28-week periods ended July 10, 2005 and July 11, 2004 approximated $229,000 and $219,000, respectively.
     During 2004, the Company changed its approach to equity-based compensation and discontinued issuing stock options, choosing to only issue restricted stock. This change impacted the Company’s earnings as the accounting for restricted stock differs from the accounting for stock options. The accounting for restricted stock is based on the vesting schedule for the shares. If the vesting schedule is based merely on the passage of time (time-based), the accounting treatment requires expensing from the grant date to the expected vesting date based on the number of shares granted and the stock price on the date of grant. If the vesting is based on performance criteria (performance-based) that could cause the awards to vest over varying periods of time, or to not vest at all, the accounting treatment requires expensing from the grant date to the expected vesting date with compensation expense recorded at the stock price based on the closing price on the quarterly and annual reporting dates. The accounting for time-based vesting only is referred to below as “fixed-plan accounting” and the accounting for performance-based vesting is referred to as “variable-plan accounting.” During 2004 and 2005, the Company granted restricted stock awards that involve both of these accounting treatments.
     During 2004, the Company granted approximately 344,000 shares of restricted stock to certain executives and members of senior management. Compensation cost (benefit) related to these restricted stock awards recognized by the Company during the 12-week periods ended July 10, 2005 and July 11, 2004 approximated $(74,000) and $25,000, respectively. Compensation cost (benefit) related to these awards recognized by the Company in the 28-week periods ended July 10, 2005 and July 11, 2004 approximated $(337,000) and $90,000, respectively. The net compensation benefit included reversals of approximately $560,000 and $644,000 for the 12 and 28 weeks ended July 10, 2005, respectively, due to a change in estimates of the Company’s projected future performance on the ultimate vesting of certain performance-based restricted awards.
     In 2005, the Company granted approximately 272,000 shares of restricted stock to certain executives and members of senior management. The Company recognized a net compensation benefit of approximately $249,000 related to these restricted stock awards during the 12-week period ended July 10, 2005. Compensation expense related to these awards recognized by the Company in the 28-week period ended July 10, 2005 approximated $150,000.

     The following table sets forth the restricted stock awards granted during the first 28 weeks of 2005.

		Value Charged
	Approximate	to
	Number of	Common Stock
	Shares	in
Grant Date	Granted	2005	Vesting Schedule
January 21, 2005 (1)	28,100	$395,000	Ratably over periods of time ranging from immediately to seven years (fixed-plan accounting)

January 21, 2005 (2)	187,000	$0	Based upon cumulative growth in earnings per share over the next three years (variable-plan accounting)

May 12, 2005 (3)	57,000	$949,324	Ratably over periods of time ranging from immediately to five years (fixed-plan accounting)

(1)	In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting. Under fixed plan accounting for stock-based compensation, upon issuance of restricted stock awards, unearned compensation is charged to shareholders’ equity for the fair value of the restricted stock at the grant date, and recognized as compensation expense ratably over the respective vesting periods. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week period ended July 10, 2005 approximated $27,000. Compensation cost related to these awards recognized by the Company in the 28-week period ended July 10, 2005 approximated $72,000.

(2)	If the cumulative annual performance targets are achieved, up to 25.0% of the awards may vest in each of the first and second years and all unvested amounts may vest upon meeting the cumulative performance target in the third year. Any unvested amounts at the end of the third year will automatically be forfeited. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. With respect to these awards, the Company uses variable-plan accounting which requires the Company to recognize the intrinsic value of the award measured at the end of each reporting period over the life of the award as it is earned. Since this award can only be settled in stock, common stock is credited as the award value is recognized in expense over the vesting period. As described above, the Company recognized a benefit of $353,000 in the 12-week period ended July 10, 2005 due to the revisions in the Company’s expected earnings target being below the required vesting target for these awards. Likewise there was not any compensation cost related to these awards recognized by the Company in the 28-week period ended July 10, 2005.

(3)	In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting. Under fixed plan accounting for stock-based compensation, upon issuance of restricted stock awards, unearned compensation is charged to shareholders’ equity for the fair value of the restricted stock at the grant date, and recognized as compensation expense ratably over the respective vesting periods. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week period ended July 10, 2005 approximated $77,000.
F. LEGAL PROCEEDINGS
     In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of the Company’s employees and customers becoming infected. The Company worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when it became aware of this incident and cooperated fully with their directives and recommendations. The Company is aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to its Knoxville restaurant during the time of the outbreak. As of the date of this filing, the Company is also aware of 56 lawsuits that have been filed against it, all but one of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. As of August 12, 2005, the Company and other defendants have entered into agreements to settle 35 of these cases. A number of the remaining suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization.
     As the result of a joint investigation of the Knox County Health Department, the Tennessee Department of Health, the Centers for Disease Control and Prevention and the Food and Drug Administration, the outbreak of the Hepatitis A virus has been associated with eating green onions (scallions).
     While the Company intends to vigorously defend the litigation that has been filed against it, the Company is not able to predict the outcome of the litigation that has been filed against it relating to the Hepatitis A outbreak or the amounts that it may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against it. The Company has liability insurance which has covered the Company’s legal costs to date and the Company’s share of the 35 cases settled. The Company believes its liability insurance is in amounts sufficient to cover its liability in the remaining cases filed against it and that the ultimate resolution of these cases will not be material to its results of operations or financial condition. There can be no assurance, however, that the Company’s insurance will be sufficient to cover its share of the ultimate loss or liability. If the Company suffers losses or liabilities in excess of its insurance coverage, there could be a material adverse effect on its results of operations and financial condition. The Company also has insurance that provides coverage, subject to limitations, for lost income at its restaurants whose results of operations were adversely affected by the Hepatitis A incident. The Company has submitted a claim pursuant to its insurance coverage for this type of loss, but its carrier has disagreed with the Company’s claim. At this point, the Company cannot reasonably estimate the value of any potential settlement of this claim or the timing thereof.
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
G. FRANCHISE AND JOINT VENTURE ARRANGEMENTS
     In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any franchisee in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. The Company has a 50% equity interest in the joint venture JFC Enterprises, LLC, which owns and operates one O’Charley’s restaurant in Lafayette, Louisiana. As of July 10, 2005, the Company had a loan of approximately $2.0 million due from this joint venture entity. Since the Company bears a disproportionate share of the financial risk associated with JFC Enterprises, LLC, it consolidates the joint venture in its consolidated financial statements in accordance with FIN 46(R).
     On March 28, 2005, the Company entered into a Development Agreement with Four Star Restaurant Group, LLC and Michael R. Johnson. Under the terms of the agreement, Four Star Restaurant Group, LLC has the right to develop and operate up to 10 new O’Charley’s restaurants over the next six years in certain markets in the states of Iowa, Nebraska, and parts of Kansas and South Dakota.
     On May 18, 2005, the Company entered into a Development Agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants over the next eight years, with a minimum of eight O’Charley’s restaurants expected to open by 2007. The initial development plans are expected to focus on the Tampa, Florida, Orlando, Florida, Pittsburgh, Pennsylvania and Northern Ohio markets.

H. ASSETS HELD FOR SALE
     The amount shown in Assets held for sale on the consolidated balance sheet relates to a closed restaurant property in Raleigh, North Carolina. The Company sold a held for sale property during the second quarter located in Atlanta, Georgia. Neither of these closures represents departures from the markets within which the Company has operations. Because of this, the Company does not consider these closures as a discontinuance of operations. The estimated fair value, less cost to sell the property, exceeds its net book value. As a result, the Company has not recorded an impairment charge. The Company has ceased recognizing depreciation and amortization expense for these stores while they are being held for sale.
     The Company decided to close the Raleigh, North Carolina store primarily as a result of a shift in customer traffic in the Raleigh market. Because of this shift, the Company relocated the Raleigh store to another part of the Raleigh market and opened the replacement store a week later. The total net book value of the closed store is approximately $1.2 million, which includes approximately $1.1 million in land and $0.1 million in building and fixed assets.
     The Company decided to close the Atlanta, Georgia store in light of that store’s recent financial performance. The Company secured a contract to sell the store prior to the end of the first quarter of 2005. The Company closed this store and completed its sale during the second quarter of 2005. The total net book value of this store is $1.8 million, which includes approximately $0.6 million in land, approximately $1.0 million in buildings and improvements, and approximately $0.2 million in equipment. The Company received $2.1 million in proceeds from the sale of the assets of this store and recognized a gain of $0.3 million during the 12-week period ended July 10, 2005. This gain is accounted for in the unaudited consolidated statement of earnings under the caption titled “Other, net”.
I. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. In accordance with SFAS 123(R), the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees beginning in the first quarter of 2006. The Company is continuing to evaluate the impact of this standard on its consolidated financial statements.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial statements.
     In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its consolidated financial statements.

J. SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9% senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of July 10, 2005 and December 26, 2004 and for the 12 and 28 weeks ended July 10, 2005 and July 11, 2004.

Consolidating Balance Sheet
As of July 10, 2005
(Unaudited)

			Minor
			Subsidiaries and
		Subsidiary	Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,910	$1,439	$1,048	$5,397
Trade accounts receivable	4,908	4,705	24	9,637
Intercompany receivables (payable)	(143,241)	150,830	(7,589)	—
Inventories	3,508	34,693	166	38,367
Deferred income taxes	6,106	384	—	6,490
Other current assets	2,499	3,965	571	7,035
Assets held for sale	1,162	—	—	1,162

Total current assets	(122,148)	196,016	(5,780)	68,088
Property and Equipment, net	353,808	105,463	1,926	461,197
Goodwill	—	93,074	—	93,074
Other Intangible Asset	—	25,921	—	25,921
Other Assets	214,824	26,680	(221,362)	20,142

Total Assets (Liabilities)	$446,484	$447,154	$(225,216)	$668,422

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$15,780	$14,234	$(4,690)	$25,324
Accrued payroll and related expenses	13,447	7,628	3	21,078
Accrued expenses	12,024	8,520	199	20,743
Deferred revenue	3,491	4,246	5	7,742
Federal, state and local taxes	(5,685)	18,929	(81)	13,163
Current portion of long-term debt and capitalized lease obligations	10,462	365	—	10,827

Total current liabilities	49,519	53,922	(4,564)	98,877
Deferred Income Taxes	10,609	(784)	1	9,826
Other Liabilities	29,384	14,338	1,008	44,730
Long-Term Debt, less current portion	152,982	—	(16,740)	136,242
Capitalized Lease Obligations, less current portion	26,229	1,440	—	27,669

Total Liabilities (Assets)	268,723	68,916	(20,295)	317,344
Shareholders’ Equity (Deficit):
Common stock	183,526	203,101	(202,650)	183,977
Accumulated other comprehensive loss, net of tax	(115)	—	—	(115)
Unearned compensation	(4,159)	—	(73)	(4,232)
Retained earnings (deficit)	(1,491)	175,137	(2,198)	171,448

Total shareholders’ equity (deficit)	177,761	378,238	(204,921)	351,078

Total Liabilities and Shareholders’ Equity (Deficit)	$446,484	$447,154	$(225,216)	$668,422

Consolidating Balance Sheet
As of December 26, 2004
(Unaudited)

			Minor
			Subsidiaries and
		Subsidiary	Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,491	$7,733	$548	$10,772
Trade accounts receivable	2,640	6,130	13	8,783
Intercompany receivables (payable)	(123,459)	129,076	(5,617)	—
Inventories	3,310	29,792	23	33,125
Deferred income taxes	6,332	384	—	6,716
Short term notes receivable	120	—	—	120
Other current assets	507	4,365	10	4,882

Total current assets	(108,059)	177,480	(5,023)	64,398
Property and Equipment, net	349,719	100,121	1,968	451,808
Goodwill	—	93,074	—	93,074
Other Intangible Asset	—	25,921	—	25,921
Other Assets	217,351	26,217	(221,258)	22,310

Total Assets (Liabilities)	$459,011	$422,813	$(224,313)	$657,511

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$6,596	$11,339	$(3,676)	$14,259
Accrued payroll and related expenses	12,694	6,470	19	19,183
Accrued expenses	11,705	9,475	(302)	20,878
Deferred revenue	8,444	10,754	12	19,210
Federal, state and local taxes	(6,540)	15,707	17	9,184
Current portion of long-term debt and capitalized lease obligations	12,315	355	—	12,670

Total current liabilities	45,214	54,100	(3,930)	95,384
Deferred Income Taxes	8,299	(415)	—	7,884
Other Liabilities	32,097	11,963	974	45,034
Long-Term Debt, less current portion	162,865	—	(16,740)	146,125
Capitalized Lease Obligations, less current portion	30,689	1,655	—	32,344

Total Liabilities (Assets)	279,164	67,303	(19,696)	326,771
Shareholders’ Equity (Deficit):
Common stock	177,811	168,474	(168,023)	178,262
Accumulated other comprehensive loss, net of tax	(224)	—	—	(224)
Unearned compensation	(3,593)	—	(73)	(3,666)
Retained earnings (deficit)	5,853	187,036	(36,521)	156,368

Total shareholders’ equity (deficit)	179,847	355,510	(204,617)	330,740

Total Liabilities and Shareholders’ Equity (Deficit)	$459,011	$422,813	$(224,313)	$657,511

Consolidating Statement of Earnings
12 Weeks Ended July 10, 2005
(Unaudited)

			Minor
			Subsidiaries and
		Subsidiary	Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$126,844	$80,689	$4,484	$212,017
Commissary sales	—	56,732	(54,584)	2,148
Franchise revenue	103	—	(19)	84

	126,947	137,421	(50,119)	214,249

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	41,112	24,879	(1,844)	64,147
Payroll and benefits	45,721	26,715	928	73,364
Restaurant operating costs	22,500	15,526	728	38,754
Cost of commissary sales	—	52,662	(50,696)	1,966
Advertising expenses	—	5,852	—	5,852
General and administrative expenses	1,058	7,552	296	8,906
Depreciation and amortization, property and equipment	7,111	2,809	32	9,952
Pre-opening costs	679	306	27	1,012

	118,181	136,301	(50,529)	203,953

Income from Operations	8,766	1,120	410	10,296
Other (Income) Expense:
Interest expense, net	3,285	168	38	3,491
Other, net	12,441	(12,630)	—	(189)

	15,726	(12,462)	38	3,302

(Loss) Earnings Before Income Taxes	(6,960)	13,582	372	6,994
Income Tax (Benefit) Expense	(2,018)	4,046	—	2,028

Net (Loss) Earnings	$(4,942)	$9,536	$372	$4,966

Consolidating Statement of Earnings
12 Weeks Ended July 11, 2004
(Unaudited)
Restated

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$121,558	$73,818	$4,269	$199,645
Commissary sales	—	44,062	(42,552)	1,510

	121,558	117,880	(38,283)	201,155

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	38,689	23,660	(535)	61,814
Payroll and benefits	42,018	23,791	742	66,551
Restaurant operating costs	21,008	14,042	1,079	36,129
Cost of commissary sales	—	41,682	(40,252)	1,430
Advertising expenses	—	6,090	—	6,090
General and administrative expenses	942	7,311	—	8,253
Depreciation and amortization, property and equipment	6,815	2,317	(1)	9,131
Pre-opening costs	1,096	104	1	1,201

	110,568	118,997	(38,966)	190,599

Income (Loss) from Operations	10,990	(1,117)	683	10,556
Other (Income) Expense:
Interest expense, net	2,905	222	—	3,127
Other, net	12,081	(12,104)	—	(23)

	14,986	(11,882)	—	3,104

(Loss) Earnings Before Income Taxes	(3,996)	10,765	683	7,452
Income Tax (Benefit) Expense	(1,288)	3,510	114	2,336

Net (Loss) Earnings	$(2,708)	$7,255	$569	$5,116

Consolidating Statement of Earnings
28 Weeks Ended July 10, 2005
(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$302,092	$187,532	$10,570	$500,194
Commissary sales	—	131,132	(126,776)	4,356
Franchise revenues	233	—	(43)	190

	302,325	318,664	(116,249)	504,740

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	97,068	57,180	(4,517)	149,731
Payroll and benefits	107,075	61,468	2,158	170,701
Restaurant operating costs	51,174	36,527	2,496	90,197
Cost of commissary sales	—	121,549	(117,670)	3,879
Advertising expenses	—	13,859	4	13,863
General and administrative expenses	2,144	19,082	90	21,316
Depreciation and amortization, property and equipment	16,623	6,470	78	23,171
Pre-opening costs	1,739	625	33	2,397

	275,823	316,760	(117,328)	475,255

Income from Operations	26,502	1,904	1,079	29,485
Other (Income) Expense:
Interest expense, net	7,555	400	84	8,039
Other, net	30,288	(30,081)	—	207

	37,843	(29,681)	84	8,246

(Loss) Earnings Before Income Taxes	(11,341)	31,585	995	21,239
Income Tax (Benefit) Expense	(3,289)	9,266	182	6,159

Net (Loss) Earnings	$(8,052)	$22,319	$813	$15,080

Consolidating Statement of Earnings
28 Weeks Ended July 11, 2004
(Unaudited)
Restated

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$284,920	$170,443	$9,287	$464,650
Commissary sales	—	103,327	(99,079)	4,248

	284,920	273,770	(89,792)	468,898

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	89,910	53,217	(1,672)	141,455
Payroll and benefits	100,433	55,048	1,658	157,139
Restaurant operating costs	48,225	32,739	2,334	83,298
Cost of commissary sales	—	97,563	(93,552)	4,011
Advertising expenses	—	14,230	—	14,230
General and administrative expenses	1,811	17,254	—	19,065
Depreciation and amortization, property and equipment	15,372	5,335	(1)	20,706
Pre-opening costs	2,643	439	1	3,083

	258,394	275,825	(91,232)	442,987

Income (Loss) from Operations	26,526	(2,055)	1,440	25,911
Other (Income) Expense:
Interest expense, net	6,583	508	—	7,091
Other, net	28,377	(28,369)	—	8

	34,960	(27,861)	—	7,099

(Loss) Earnings Before Income Taxes	(8,434)	25,806	1,440	18,812
Income Tax (Benefit) Expense	(2,794)	8,569	367	6,142

Net (Loss) Earnings	$(5,640)	$17,237	$1,073	$12,670

Consolidating Statement of Cash Flows
28 Weeks Ended July 11, 2005
(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Cash flows from Operating Activities:
Net (loss) earnings	$(8,052)	$22,319	$813	$15,080
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	16,623	6,470	78	23,171
Amortization of debt issuance costs	768	—	—	768
Expense related to equity–based compensation	117	—	—	117
Provision for deferred income taxes	2,097	—	—	2,097
(Gain) loss on the sale of assets	(87)	15	—	(72)
Changes in assets and liabilities:
Trade accounts receivable	(2,268)	1,424	(10)	(854)
Inventories	(188)	(4,901)	(154)	(5,243)
Other current assets	(1,992)	401	437	(1,154)
Trade accounts payable	9,184	2,895	(1,012)	11,067
Deferred revenue	(4,952)	(6,507)	(7)	(11,466)
Accrued payroll, other accrued expenses and federal, state, and local taxes	3,233	1,231	387	4,851
Other long-term assets and liabilities	5,367	1,911	(6,846)	432
Tax benefit derived from exercise of stock options	822	—	—	822

Net cash provided by (used in) operating activities	20,672	25,258	(6,314)	39,616
Cash flows from Investing Activities:
Additions to property and equipment	(21,835)	(11,827)	(2,101)	(35,763)
Proceeds from the sale of assets	2,109	—	—	2,109
Other, net	11,663	(19,725)	8,915	853

Net cash (used in) provided by investing activities	(8,063)	(31,552)	6,814	(32,801)
Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(16,401)	—	—	(16,401)
Exercise of employee incentive stock options and issuances under stock purchase plan	4,211	—	—	4,211

Net cash used in financing activities	(12,190)	—	—	(12,190)

Increase (decrease) in Cash and Cash Equivalents	419	(6,294)	500	(5,375)
Cash and Cash Equivalents at Beginning of the Period	2,491	7,733	548	10,772

Cash and Cash Equivalents at End of the Period	$2,910	$1,439	$1,048	$5,397

Consolidating Statement of Cash Flows
28 Weeks Ended July 11, 2004
(Unaudited)
Restated

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Cash flows from Operating Activities:
Net (loss) earnings	$(5,640)	$17,237	$1,073	$12,670
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment	15,372	5,335	(1)	20,706
Amortization of debt issuance costs	771	—	—	771
Expense related to equity–based compensation	712	—	—	712
Provision for deferred income taxes	347	—	—	347
Loss (gain) on the sale of assets	47	(9)	—	38
Changes in assets and liabilities:
Trade accounts receivable	(1,073)	58	—	(1,015)
Inventories	26	(7,218)	(1)	(7,193)
Other current assets	193	(2,350)	(745)	(2,902)
Trade accounts payable	4,780	1,118	3,822	9,720
Deferred revenue	(3,999)	(4,853)	2	(8,850)
Accrued payroll, other accrued expenses and federal, state, and local taxes	4,116	4,118	137	8,371
Other long-term assets and liabilities	5,954	1,335	(1,079)	6,210
Tax benefit derived from exercise of stock options	284	—	—	284

Net cash provided by operating activities	21,890	14,771	3,208	39,869
Cash flows from Investing Activities:
Additions to property and equipment	(21,395)	(9,199)	—	(30,594)
Proceeds from the sale of assets	1,122	9	—	1,131
Other, net	7,648	(13,357)	809	4,900

Net cash (used in) provided by investing activities	(12,625)	(22,547)	809	(34,363)
Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(22,822)	—	—	(22,822)
Proceeds from sale and lease-back transactions	12,091	—	—	12,091
Debt issuance costs	(819)	—		(819)
Exercise of employee incentive stock options and issuances under stock purchase plan	2,160	—	—	2,160

Net cash used in financing activities	(9,390)	—	—	(9,390)

Increase (decrease) in Cash and Cash Equivalents	(125)	(7,776)	4,017	(3,884)
Cash and Cash Equivalents at Beginning of the Period	2,946	6,628	—	9,574

Cash and Cash Equivalents at End of the Period	$2,821	$(1,148)	$4,017	$5,690

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, our ability to increase operating margins and sustain increases in same restaurant sales at our restaurants; the effect that increases in food, labor, interest and other expenses have on our results of operations; the impact on our results of operations of restarting development of our Stoney River concept; the possible adverse effect on our sales of any decrease in consumer spending; the effect of increased competition; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
Overview
     We are a leading casual dining restaurant company operating 226 O’Charley’s restaurants in 16 states in the Southeast and Midwest, 102 Ninety Nine restaurants in seven Northeastern states, and six Stoney River restaurants in the Southeast and Midwest as of July 10, 2005. We also have three O’Charley’s restaurants in Michigan operated by a franchisee and another O’Charley’s restaurant located in Louisiana operated by a joint venture franchisee in which we have a financial interest.
     Fiscal years end on the last Sunday of the calendar year. We have one reportable segment.
Following is an explanation of certain items in our consolidated statements of earnings:
     Revenues consist of restaurant sales and, to a lesser extent, commissary sales and franchise revenues. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers, wholesale clubs and franchisee. Franchise revenue consists of development fees and royalties on sales of franchised units. The development fees are recognized during the reporting period in which the developed store begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales.
     Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. The two most significant commodities that may affect our cost of food and beverage are beef and poultry, which account for approximately 20% to 22% and 10% to 12%, respectively, of our overall cost of food and beverage. Generally, temporary increases in these costs are not passed on to customers; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
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
     Advertising Expenses include all advertising-related expenses for the various programs that we utilize to promote traffic and brand recognition for our three restaurant concepts. This category also includes the administrative costs of our marketing departments. Prior to 2005, we presented advertising expenses combined with general and administrative expenses.
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
     Depreciation and Amortization, Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter.
     Pre-opening Costs represent costs associated with opening a new restaurant and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when the leased property is physically employed and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant openings.

     The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 12 and 28-week periods ended July 10, 2005 and July 11, 2004 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation. Also, we restated our historical financial statements through the end of the third quarter of 2004. The information contained herein reflects such restatement. See Note A to the notes to unaudited consolidated financial statements.

	12 Weeks Ended		28 Weeks Ended
	July 10,	July 11,	July 10,	July 11,
	2005	2004	2005	2004
Revenues:
Restaurant sales	99.0%	99.2%	99.1%	99.1%
Commissary sales	1.0	0.8	0.9	0.9

	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	30.3	31.0	29.9	30.4
Payroll and benefits	34.6	33.3	34.1	33.8
Restaurant operating costs	18.3	18.1	18.0	17.9
Cost of commissary sales (2)	0.9	0.7	0.8	0.9
Advertising expenses	2.7	3.0	2.7	3.0
General and administrative expenses	4.2	4.1	4.2	4.1
Depreciation and amortization	4.6	4.5	4.6	4.4
Pre-opening costs	0.5	0.6	0.5	0.7

Income from Operations	4.8	5.2	5.8	5.5

Other (Income) Expense:
Interest expense, net	1.6	1.6	1.6	1.5
Other, net	(0.1)	0.0	0.0	0.0

Earnings before Income Taxes	3.3	3.7	4.2	4.0
Income Taxes	0.9	1.2	1.2	1.3

Net Earnings	2.3%	2.5%	3.0%	2.7%

(1)	Shown as a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 91.5% and 94.7% for the 12 weeks ended July 10, 2005 and July 11, 2004, respectively. Cost of commissary sales as a percentage of commissary sales was 89.0% and 94.4% for the 28 weeks ended July 10, 2005 and July 11, 2004, respectively.

The following table sets forth certain financial and other restaurant data for the second quarter ended July 10, 2005 and July 11, 2004 relating to our owned and operated restaurants:

	July 10,	July 11,
	2005	2004
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	224	212
Restaurants opened	3	4
Restaurant closed	(1)	—

In operation, end of quarter	226	216
Ninety Nine Restaurants:
In operation, beginning of quarter	101	89
Restaurants opened	1	2
Restaurants closed	—	—

In operation, end of quarter	102	91
Stoney River Restaurants:
In operation, beginning of quarter	6	6
Restaurants opened	—	—
Restaurants closed	—	—

In operation, end of quarter	6	6
Average Weekly Sales per Restaurant:
O’Charley’s	$52,309	$52,778
Ninety Nine	53,525	53,871
Stoney River	76,306	74,875
Change in Same Restaurant Sales (1):
O’Charley’s	0.4%	2.8%
Ninety Nine	0.7%	1.9%
Stoney River	1.9%	6.1%
Change in Same Restaurant Customer Visits (1):
O’Charley’s	(0.5%)	3.6%
Ninety Nine	2.8%	(1.7%)
Stoney River	(0.5%)	0.0%
Average Check per Customer (2):
O’Charley’s	$11.55	$11.46
Ninety Nine	13.46	13.73
Stoney River	39.56	38.62

(1)	When computing same restaurant sales and customer visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per customer is computed using all stores open at the end of the quarter.

Second Fiscal Quarter and First 28 Weeks of 2005 Versus Second Fiscal Quarter and First 28 Weeks of 2004
Revenues
     During the 12 weeks ended July 10, 2005, total revenues increased $13.1 million, or 6.5%, to $214.2 million from $201.2 million for the 12 weeks ended July 11, 2004. Total revenues for the first 28 weeks of 2005 increased $35.8 million, or 7.6%, to $504.7 million from $468.9 million in the same prior-year period.
     O’Charley’s restaurant sales increased $6.1 million, or 4.1%, to $141.6 million during the second quarter of 2005 as a result of same restaurant sales increases of 0.4% and the net addition of 10 restaurants during the past 12 months. Since the second quarter of 2004, 12 new restaurants opened and 2 restaurants closed. The 0.4% same restaurant sales increase for the second quarter was comprised of a 0.9% increase in the average check partially offset by a decline in the number of customer visits by 0.5%. O’Charley’s restaurant sales for the first 28 weeks of 2005 increased $18.8 million, or 5.6%, to $337.6 million from $318.8 million in the same prior-year period as a result of same restaurant sales increases of 1.0% and the net addition of 10 new restaurants over the last 12 months. Restaurant sales in our Midwestern markets were soft during the quarter, which had a negative impact on O’Charley’s overall same store sales increase. We are looking at a number of measures to drive our sales in these markets.
     Ninety Nine restaurant sales increased $6.3 million, or 10.7%, to $64.9 million during the second quarter of 2005. The year-over-year sales increase was primarily related to same restaurant sales increases of 0.7% in the second quarter and the addition of 11 new restaurants over the past 12 months. The same restaurant sales increase was comprised of a 2.8% increase in customer visits partially offset by a decrease in check average of 2.1%. The decrease in check average is due to a change in the menu mix from higher-priced to lower-priced items as a result of the new menu introduced in April 2005. Our popular lobster roll, priced at $13.99, was dropped from the menu due to a lack of product availability. At the same time, sales of lower priced salads increased due to our salad promotion and offerings on the new menu. Ninety Nine restaurant sales for the first 28 weeks of 2005 increased $16.3 million, or 12.3%, to $149.6 million from $133.2 million in the same prior-year period as a result of same restaurant sales increases of 0.4% and the addition of 11 new restaurants over the last 12 months.
     Stoney River restaurant sales increased $0.1 million, or 1.9%, during the second quarter of 2005 due primarily to an increase of 2.4% in average check partially offset by a 0.5% decrease in customer counts. Stoney River restaurant sales for the first 28 weeks of 2005 increased $0.4 million, or 3.2%, to $13.0 million from $12.6 million in the same prior-year period as a result of same restaurant sales increases of 3.2%. All six restaurants in operation are included in the same store sales base for the 12 and 28-week periods.
Cost of Food and Beverage
     During the second quarter of 2005, our cost of food and beverage was $64.1 million, or 30.3% of restaurant sales, compared with $61.8 million, or 31.0% of restaurant sales in the second quarter of 2004. During the first 28 weeks of 2005, cost of food and beverage was $149.7 million, or 29.9% of restaurant sales, compared to $141.5 million, or 30.4% of restaurant sales, in the same prior year period. We saw a moderation in commodity prices and continued our practice of buying ahead on volatile commodities to take advantage of predictable seasonal price fluctuations. We have committed pricing for approximately 80% of our estimated beef requirements, approximately 50% of our estimated poultry requirements and approximately 60% of our estimated pork requirements for the 2005 fiscal year. Although the recent announcement that the border would be opened to Canadian beef is generally a positive development, we expect it will have minimal impact on us in 2005 due to the significant quantities of beef we have hedged through the end of the year.
Payroll and Benefits
     During the second quarter of 2005, payroll and benefits were $73.3 million, or 34.6% of restaurant sales, compared to $66.6 million, or 33.3% of restaurant sales, in the same prior-year period. During the first 28 weeks of 2005, payroll and benefits were $170.7 million, or 34.1% of restaurant sales, compared to $157.1 million, or 33.8% of restaurant sales, in the same prior year period. Higher average wage and benefit rates and relatively flat productivity contributed to the year-over-year increase. The cost of our hourly health care plan was approximately 30 basis points higher as a percent of sales in the second quarter of 2005 than in the second quarter of 2004, as a result of the reduction of the estimate of accrued hourly health insurance costs in the second quarter of 2004.

Restaurant Operating Costs
     During the second quarter of 2005, restaurant operating costs were $38.8 million, or 18.3% of restaurant sales, compared to $36.1 million, or 18.1% of restaurant sales, in the same prior year period. During the first 28 weeks of 2005, restaurant operating costs were $90.2 million, or 18.0% of restaurant sales, compared to $83.3 million, or 17.9% of restaurant sales, in the same prior year period. The increase in restaurant operating costs as a percentage of sales in the second quarter and first 28 weeks over the same prior year periods was primarily attributable to increases in the cost of “to-go” packaging coupled with an approximate 15% increase in “to-go” sales overall, as well as an increase in overall utility costs.
Advertising Expenses
     During the second quarter of 2005, advertising expenditures decreased 3.9% to $5.9 million from $6.1 million in the second quarter of 2004 and, as a percentage of total revenues, declined to 2.7% from 3.0% in the same prior-year period. For the first 28 weeks of 2005, advertising expenditures decreased $0.4 million, or 2.6%, to $13.9 million from $14.2 million in the same prior year period. The decrease in advertising expenditures as a percentage of total revenues is primarily due to us using the same promotional calendar on a year-over-year basis, enabling us to utilize some print and television media which were produced in the prior year. Additionally, we have realized some economies of scale by having a higher concentration of stores in existing markets.
General and Administrative Expenses
     General and administrative expenses increased 7.9% to $8.9 million in the second quarter of 2005 from $8.3 million in the second quarter of 2004, and as a percentage of total revenues, increased to 4.2% from 4.1% in the same prior-year period. General and administrative expenses in the first 28 weeks of 2005 increased $2.3 million, or 11.8%, to $21.3 million from $19.1 million during the same prior year period and increased as a percentage of total revenues to 4.2% from 4.1% in the prior year. The increase in general and administrative expenses includes the impact of $0.02 per diluted share for severance and project-related expenses associated with the previously announced financial systems conversion project, partially offset by a decrease in bonus and equity-based compensation expense.
Depreciation and Amortization, Property and Equipment
     During the second quarter and first 28 weeks of 2005, depreciation and amortization increased as a percentage of total revenues. The increase was primarily attributable to the increase in stores being operated by the O’Charley’s and the Ninety Nine concepts.
Pre-opening Costs
     During the second quarter and first 28 weeks of 2005, pre-opening costs declined as a percentage of total revenues reflecting one fewer O’Charley’s and one fewer Ninety Nine restaurant opening during the quarter than in the comparable period of the prior year, and three fewer O’Charley’s and one fewer Ninety Nine restaurant opening(s) for the year-to-date period of the prior year. We estimate average pre-opening costs of approximately $230,000 for each new O’Charley’s restaurant, approximately $275,000 for each new Stoney River restaurant and approximately $200,000 for each new Ninety Nine restaurant.
Interest Expense, Net
     Interest expense, net during the second quarter and first 28 weeks of 2005 increased compared to the same prior-year periods as a result of the impact of higher short-term interest rates on our variable rate debt, partially offset by a reduction in debt outstanding at the end of the 2005 periods. Interest expense during the first two quarters of 2005 reflects $125.0 million of senior subordinated notes at a fixed rate of 9.0%; approximately $13.0 million weighted average debt outstanding on our $125.0 million bank revolver accruing interest at one-month LIBOR plus 1.25%; and other debt including capitalized lease obligations and prepaid financing costs. Approximately $100.0 million of the 9.0% senior subordinated notes have been effectively converted through interest rate swap agreements into a variable interest rate obligation based on the six-month LIBOR rate in arrears plus 3.9%.

Income Taxes
     Our effective income tax rate in the second quarter of 2005 was 29.0% compared to 31.3% for the same period in 2004. For the first 28 weeks of 2005 our effective rate was 29.0%, as compared to 32.6% in the first 28 weeks of 2004. This income tax rate reduction occurred primarily from an increase in the net benefit from the FICA tip credit and the application of the WOTC credit which was not signed into law until the fourth quarter of 2004.
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
     Our bank credit facility consists of a revolving credit facility with a maximum principal amount of $125.0 million. At July 10, 2005, the outstanding balance on the revolving credit facility was $11.1 million, which excludes approximately $6.1 million in letters of credit which also reduces our capacity on the credit facility. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. As of the end of the second quarter, our LIBOR loans were priced using a margin of 1.25%. The credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. We were in compliance with such covenants at July 10, 2005. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. All amounts owing under the facility are secured by 100% of our equity interests in each of our existing and future subsidiaries and all of our and substantially all of our subsidiaries’ tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment. The lenders may, under certain circumstances, also require that we pledge such real estate and equipment as collateral.
     From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements may effectively convert some of our obligations that bear interest at variable rates into fixed-rate obligations and may effectively convert some of our obligations that bear interest at fixed rates into variable-rate obligations. As of July 10, 2005, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $10.0 million of our outstanding variable-rate debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our credit facility. The swap agreement relating to the $10.0 million of our indebtedness expires in January 2006 and is accounted for as a cash flow hedge. During the first quarter of 2004, we entered into additional interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0% senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013. The Company’s weighted average interest rate for the second quarter of 2005 and 2004 was 8.5% and 7.0%, respectively.

     In October 2003, we announced an authorization to repurchase up to $25.0 million of our common stock. Any repurchases will be made from time to time in open market transactions or privately negotiated transactions at our discretion. To date, we have not repurchased any shares of our common stock under this authorization. Any repurchases will be funded by cash provided by operations.
     In 2005, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, new equipment and improvements at our commissary, and technological improvements at our home office. New restaurant equipment financed through capitalized lease obligations was $4.9 million for the 28 weeks ended July 11, 2004. No new capitalized leases were entered into during the 28 weeks ended July 10, 2005. Capital expenditures for the 28 weeks ended July 10, 2005 and July 11, 2004, excluding new restaurant equipment financed through capitalized lease obligations, were as follows:

	July 10,	July 11,
	2005	2004
	(In thousands)
New store capital expenditures	$25,562	$17,583
Other capital expenditures	10,201	13,011

Total capital expenditures	$35,763	$30,594

     The following tables set forth our capital structure and certain financial ratios and financial data as of and for the 28 weeks ended July 10, 2005 and as of and for the year ended December 26, 2004:

	July 10,		December 26,
	2005		2004
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$11,130	2.1%	$21,000	4.0%
Secured mortgage note payable	134	0.0	146	0.0
Capitalized lease obligations	38,474	7.3	44,993	8.7

Total senior debt	49,738	9.5	66,139	12.7
Senior subordinated notes	125,000	23.8	125,000	24.0

Total debt(1)(2)	174,738	33.2	191,139	36.7
Shareholders’ equity	351,078	66.8	330,740	63.3

Total capitalization	$525,816	100.0%	$521,879	100.0%

Adjusted total debt(1)(3)	$418,284		$430,299
Adjusted total capitalization(1)(3)	$769,362		$761,039
EBITDA(1)(4)	$52,449		$85,955

(1)	We believe EBITDA, total debt, adjusted total debt and adjusted total capitalization are useful measurements to investors because they are commonly used as analytical indicators to evaluate performance, measure leverage capacity and debt service ability. These measures should not be considered as measures of financial performance or liquidity under U.S. generally accepted accounting principles. EBITDA, total debt, adjusted total debt and adjusted total capitalization should not be considered in isolation or as alternatives to financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. EBITDA, total debt, adjusted total debt and adjusted total capitalization, as presented, may not be comparable to similarly titled measures of other companies.

(2)	Total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, as reflected in our consolidated balance sheets:

	July 10,	December 26,
	2005	2004
	(In thousands)
Current portion of long-term debt and capitalized leases	$10,827	$12,670
Add:
Long-term debt, excluding current portion	136,242	146,125
Capitalized lease obligations, less current portion	27,669	32,344

Total debt	$174,738	$191,139

(3)	Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 weeks ended July 10, 2005 and December 26, 2004, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 weeks ended July 10, 2005 and December 26, 2004, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated balance sheets and the notes to the consolidated financial statements:

	July 10,	December 26,
	2005	2004
	(In thousands)
Current portion of long-term debt and capitalized leases	$10,827	$12,670
Add:
Long-term debt, excluding current portion	136,242	146,125
Capitalized lease obligations, less current portion	27,669	32,344

Total debt	174,738	191,139
Add eight times rent expense:	243,546	239,160

Adjusted total debt	418,284	430,299
Add:
Shareholders’ equity	351,078	330,740

Adjusted total capitalization	$769,362	$761,039

(4)	EBITDA represents earnings before interest expense, income taxes, and depreciation and amortization. The following table reconciles EBITDA, as described above, to net earnings and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	28 Weeks	Fiscal Year
	Ended	Ended
	July 10,	December 26,
	2005	2004
	(In thousands)
Net earnings	$15,080	$23,319
Add:
Income tax expense	6,159	9,362
Interest expense, net	8,039	13,476
Depreciation and amortization, property and equipment	23,171	39,798

EBITDA	$52,449	$85,955

	28 Weeks	Fiscal Year
	Ended	Ended
	July 10,	December 26,
	2005	2004
	(In thousands)
Cash flows provided by operating activities	$39,616	$70,498
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Expense related to equity-based compensation	(117)	(2,171)
Deferred income taxes	(2,097)	464
Gain (loss)on sale of assets	72	(215)
Donation of stock	—	(137)
Changes in operating assets and liabilities	2,799	1,413
Changes in long-term assets and liabilities	(432)	(4,062)
Tax benefit derived from exercise of stock options	(822)	(1,224)
Income tax expense	6,159	9,362
Interest and other expense	7,271	12,027

EBITDA	$52,449	$85,955

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

Critical Accounting Policies
     In our Annual Report on Form 10-K for the year ended December 26, 2004, we identified our critical accounting policies related to property and equipment, lease accounting, equity-based compensation, excess of cost over fair value of net assets acquired (goodwill), and impairment of long-lived assets. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 28 weeks of 2005, there have been no material changes in our critical accounting policies.
Contractual Obligations and Commercial Commitments
     The tables and discussion below set forth certain of our contractual obligations and commercial commitments at July 10, 2005. Other than the items listed and discussed below, no other material changes have occurred in the contractual obligations and commercial commitments disclosed in our Annual Report on Form 10-K for the year ended December 26, 2004.

		Payments Due by Period
		Less			More
		than			than
Contractual Obligations	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Long-term debt	$136,264	$22	$11,182	$60	$125,000
Capitalized lease obligations(1)	41,149	12,054	17,133	10,656	1,306

		Amount of Commitment Expiration
		per Period
		Less			More
	Total	than			than
Other Commercial Commitments	Committed	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Revolving credit facility(2)	$125,000	—	$125,000	—	—
Guarantee of joint-venture financing(3)	$15,000	—	$15,000	—	—

(1)	Capitalized lease obligations include the $2.6 million interest component.

(2)	This pertains to our revolving credit facility of which $11.1 million is included in long-term debt shown above. We have $6.1 million of outstanding letters of credit as of July 10, 2005 which reduces the capacity of the revolving credit facility but is not funded debt. As of July 10, 2005, we have $107.8 million remaining borrowing capacity under our revolving credit facility.

(3)	This pertains to the financing arrangement for franchisees with GE Capital Franchise Finance Corporation and represents our maximum obligation. As of July 10, 2005, there were no loans outstanding under this financing arrangement.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. In accordance with SFAS 123(R), the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees beginning in the first quarter of 2006. We are continuing to evaluate the impact of this standard on our consolidated financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.
     In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe that the adoption of EITF 05-6 will have a significant effect on our consolidated financial statements.
IMPACT OF INFLATION
     The impact of inflation on the cost of food, labor, equipment, land construction costs, and fuel/energy costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs over the past 12 months have had a negative impact on consumer behavior. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

Outlook for 2005
     On August 4, 2005 we announced that we expect to report net income per diluted share of between $0.11 and $0.15 for the 12 weeks ending October 2, 2005, and net income per diluted share of between $1.04 and $1.09 for the full fiscal year ending December 25, 2005. Our guidance for the third quarter includes a year-over-year increase in hourly benefit plan costs of $0.03 per diluted share, due to the reduction of the estimate of accrued health insurance costs in the third quarter of 2004, and a year-over-year increase in pre-opening costs of $0.04 per diluted share due to the expected timing of restaurant openings. Projected results for the third quarter and balance of the year are based upon anticipated comparable restaurant sales increases of between 0% to 2% for both the O’Charley’s and the Ninety Nine concepts, interest expense for fiscal 2005 of between $15 million and $16 million, compared with interest expense of $13.5 million in 2004, and an effective tax rate for 2005 of 29.0%. Projected store openings for the balance of 2005 are 6 to 8 new locations for each of the O’Charley’s and Ninety Nine concepts. All of those locations will be opened in existing markets with the exception of one Ninety Nine location that will be in suburban Philadelphia. We intend to open one new Stoney River restaurant in the fourth quarter of 2005 which will be the first store addition to this concept since the fourth quarter of 2002. The addition of this Stoney River store will require preopening, training, and other expenses of approximately $1.0 million in fiscal 2005, of which $0.2 million was incurred in the second quarter. We are currently engaged in a strategic planning process, which we expect to complete by the end of fiscal 2005. Our 2005 guidance does not reflect any charges that may be associated with the adoption and implementation of our strategic plan, including the recognition of expense in connection with any determination to reduce new restaurant development or to close any existing restaurants.
     Our revised guidance for the 2005 fiscal year includes an impact of $0.03 to $0.05 per diluted share for severance and project-related expenses associated with our previously announced financial systems conversion project and estimated expenses relating to equity-based compensation of between $0.01 and $0.02 per diluted share. The net impact of equity-based compensation expense in the second quarter of 2005, including the reversal of previously accrued amounts, was a benefit of less than $0.01 per diluted share. The second quarter and estimated full year expenses for equity-based compensation represent a reduction from previously disclosed estimates and reflect the impact of a change in our estimated future performance on the ultimate vesting rate of our performanced-based restricted stock. Our 2005 guidance does not reflect any impact from expensing stock awards. We expect to begin expensing stock awards in fiscal 2006 upon adopting SFAS 123(R).
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
     As an additional method of managing our interest rate exposure on our credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a variable-rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At July 10, 2005 and July 11, 2004, we had interest rate swap agreements with a financial institution that effectively converted a portion of the variable-rate revolving line of credit into a fixed-rate obligation. The notional amount of these swaps is $10.0 million and is based on one month LIBOR plus a specified margin ranging from 1.25% to 2.25%. The interest terms of these swaps mirror the interest terms on the debt. These swap agreements expire in January 2006.
     At July 10, 2005 and July 11, 2004, we also had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.

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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during our fiscal quarter ended July 10, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. We worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when we became aware of this incident and cooperated fully with their directives and recommendations. We are aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to our Knoxville restaurant during the time of the outbreak. As of the date of this filing, we are also aware of 56 lawsuits that have been filed against us, all but one of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. As of August 12, 2005, we and other defendants have entered into agreements to settle 35 of these cases. A number of the remaining suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages, and some of which seek to be certified as class actions. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization.
     As the result of a joint investigation of the Knox County Health Department, the Tennessee Department of Health, the Centers for Disease Control and Prevention and the Food and Drug Administration, the outbreak of the Hepatitis A virus has been associated with eating green onions (scallions).
     While we intend to vigorously defend the litigation that has been filed against us, we are not able to predict the outcome of the litigation that has been filed against us relating to the Hepatitis A outbreak or the amounts that we may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against us. We have liability insurance which has covered our legal costs to date and our share of the 35 cases settled. We believe our liability insurance is in amounts sufficient to cover our liability in the remaining cases filed against us and that the ultimate resolution of these cases will not be material to our results of operations or financial condition. There can be no assurance, however, that our insurance will be sufficient to cover our share of the ultimate loss or liability. If we suffer losses or liabilities in excess of our insurance coverage, there could be a material adverse effect on our results of operations and financial condition. We also have insurance that provides coverage, subject to limitations, for lost income at our restaurants whose results of operations were adversely affected by the Hepatitis A incident. We have submitted a claim pursuant to our insurance coverage for this type of loss, but our carrier has disagreed with our claim. At this point, we cannot reasonably estimate the value of any potential settlement of this claim or the timing thereof.
     In addition, we are a defendant from time to time in various other legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall”

accidents; and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. We do not believe that any of these legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur or accrue expenses relating to legal proceedings, however, which may adversely affect our results of operations in a particular period.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of shareholders on May 12, 2005. At the annual meeting, our shareholders elected four class III directors to hold office for a term of three years and until their successors are elected and qualified. The following table sets forth the number of votes cast for and withheld/abstain with respect to each of the director nominees:

Director	For	Withheld
Richard Reiss, Jr.	19,185,698	927,405
G. Nicholas Spiva	19,185,423	927,680
Shirley A. Zeitlin	19,388,715	724,388
Dale W. Polley	18,554,149	1,558,954
     In addition to the foregoing directors, the following table sets forth the other members of our board of directors whose term of office continued after the meeting and the year in which his or her term expires:

Name	Term Expires
Gregory L. Burns	2006
Steven J. Hislop	2006
Robert J. Walker	2006
William F. Andrews	2007
John E. Stokely	2007
H. Steve Tidwell	2007
     In addition, as previously announced, on August 1, 2005, our board of directors increased the size of the board from 10 to 11 members and elected Joseph H. Scarlett, Jr. as a class I director to serve until the 2006 annual meeting of shareholders and until his successor is duly elected and qualified.
     At the annual meeting, our shareholders also approved an amendment to the CHUX Ownership Plan to increase the number of shares of common stock authorized for issuance pursuant to the plan from 675,000 shares to 1,350,000 shares. The following table sets forth the votes cast for, votes cast against, votes abstained and broker non-votes with respect to the amendment to the plan:

For	Against	Abstain	Broker Non-Votes
16,117,250	1,334,772	34,655	2,626,426

Item 6. Exhibits

No.	Description
10.1	Development Agreement, dated as of May 18, 2005, by and among O’Charley’s Inc., O’Candall Group, Inc. and Sam Covelli (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2005).

10.2	Amendment to CHUX Ownership Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-126221).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc. (Registrant)
Date: August 19, 2005	By:	/s/ Gregory L. Burns
Gregory L. Burns
Chairman and Chief Executive Officer

Date: August 19, 2005	By:	/s/ Lawrence E. Hyatt
Lawrence E. Hyatt
Chief Financial Officer, Secretary and Treasurer