Form 10-Q
period 2005-10-02
O CHARLEYS INC
filed 2005-11-14
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2005

Common Stock, no par value	22,369,744 shares

O’Charley’s Inc.
Form 10-Q
For the Quarter Ended October 2, 2005
Index

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 2,	December 26,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$5,439	$10,772
Trade accounts receivable	11,902	8,783
Inventories	40,585	33,125
Deferred income taxes	9,005	6,716
Short-term notes receivable	—	120
Other current assets	6,590	4,882
Assets held for sale	2,495	—

Total current assets	76,016	64,398
Property and Equipment, net	463,996	451,808
Goodwill	93,074	93,074
Other Intangible Asset	25,921	25,921
Other Assets	20,234	22,310

Total Assets	$679,241	$657,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$24,547	$14,259
Accrued payroll and related expenses	20,013	19,183
Accrued expenses	25,385	20,878
Deferred revenue	6,868	19,210
Federal, state and local taxes	10,519	9,184
Current portion of long-term debt and capitalized leases	10,875	12,670

Total current liabilities	98,207	95,384
Deferred Income Taxes	9,228	7,884
Other Liabilities	45,690	45,034
Long-Term Debt, less current portion	149,108	146,125
Capitalized Lease Obligations, less current portion	29,477	32,344

Total liabilities	331,710	326,771
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 22,921,670 in 2005 and 22,528,951 in 2004	185,179	178,262
Accumulated other comprehensive loss, net of tax	(82)	(224)
Unearned compensation	(4,325)	(3,666)
Retained earnings	166,759	156,368

Total shareholders’ equity	347,531	330,740

Total Liabilities and Shareholders’ Equity	$679,241	$657,511

See notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
12 Weeks Ended October 2, 2005 and October 3, 2004
(In thousands, except per share data)
(Unaudited)

	2005	2004
		(restated)
Revenues:
Restaurant sales	$209,278	$198,694
Commissary sales	2,381	1,518
Franchise revenue	100	65

	211,759	200,277

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	63,991	60,859
Payroll and benefits	74,646	65,798
Restaurant operating costs	40,824	37,224
Cost of commissary sales	1,940	1,435
Advertising expenses	6,186	6,083
General and administrative expenses	9,539	8,595
Depreciation and amortization, property and equipment	10,192	9,401
Asset impairment and disposals	7,138	65
Pre-opening costs	2,188	1,739

	216,644	191,199

(Loss) Income from Operations	(4,885)	9,078
Other Expense (Income):
Interest expense, net	3,580	3,159
Other, net	(1)	—

	3,579	3,159

(Loss) Earnings Before Income Taxes	(8,464)	5,919
Income Tax (Benefit) Expense	(3,775)	1,812

Net (Loss) Earnings	$(4,689)	$4,107

Basic (Loss) Earnings per Common Share:
Net (loss) earnings	$(0.20)	$0.18

Weighted average common shares outstanding	22,909	22,347

Diluted (Loss) Earnings per Common Share:
Net (loss) earnings	$(0.20)	$0.18

Weighted average common shares outstanding	22,909	22,636

See notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
40 Weeks Ended October 2, 2005 and October 3, 2004
(In thousands, except per share data)
(Unaudited)

	2005	2004
		(restated)
Revenues:
Restaurant sales	$709,472	$663,344
Commissary sales	6,737	5,766
Franchise revenue	290	65

	716,499	669,175

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	213,722	202,314
Payroll and benefits	245,347	222,937
Restaurant operating costs	131,021	120,522
Cost of commissary sales	5,819	5,446
Advertising expenses	20,049	20,312
General and administrative expenses	30,962	27,720
Depreciation and amortization, property and equipment	33,363	30,107
Asset impairment and disposals	7,195	16
Pre-opening costs	4,585	4,822

	692,063	634,196

Income from Operations	24,436	34,979
Other Expense (Income):
Interest expense, net	11,619	10,250
Other, net	42	(2)

	11,661	10,248

Earnings Before Income Taxes	12,775	24,731
Income Taxes	2,384	7,954

Net Earnings	$10,391	$16,777

Basic Earnings per Common Share:
Net earnings	$0.46	$0.75

Weighted average common shares outstanding	22,797	22,246

Diluted Earnings per Common Share:
Net earnings	$0.45	$0.74

Weighted average common shares outstanding	23,109	22,618

See notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
40 Weeks Ended October 2, 2005 and October 3, 2004
(In thousands)
(Unaudited)

	2005	2004
		(restated)
Cash Flows from Operating Activities:
Net earnings	$10,391	$16,777
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	33,363	30,107
Amortization of debt issuance costs	1,060	1,111
Expense related to equity-based compensation	470	1,821
Provision (benefit) for deferred income taxes	(1,037)	563
Loss on the sale of assets	393	174
Asset impairment and disposals	7,195	—
Changes in assets and liabilities:
Trade accounts receivable	(3,119)	(1,631)
Inventories	(7,460)	(9,168)
Other current assets	(709)	(1,951)
Trade accounts payable	10,288	5,662
Deferred revenue	(12,341)	(9,646)
Accrued payroll, accrued expenses, and federal, state and local taxes	5,674	13,350
Other long-term assets and liabilities	531	6,949
Other, net	340	81
Tax benefit derived from exercise of stock options	882	498

Net cash provided by operating activities	45,921	54,697

Cash Flows from Investing Activities:
Additions to property and equipment	(54,441)	(50,590)
Proceeds from the sale of assets	3,364	1,943
Other, net	1,106	(3,860)

Net cash used in investing activities	(49,971)	(52,507)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(6,189)	(20,976)
Proceeds from sale and leaseback transactions	—	12,091
Debt issuance costs	—	(830)
Exercise of incentive stock options and issuances under stock purchase plan	4,906	2,853

Net cash used in financing activities	(1,283)	(6,862)

Decrease in Cash and Cash Equivalents	(5,333)	(4,672)
Cash and Cash Equivalents at Beginning of the Period	10,772	9,574

Cash and Cash Equivalents at End of the Period	$5,439	$4,902

See notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12 and 40 Weeks Ended October 2, 2005 and October 3, 2004
(Unaudited)
A. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of 16 weeks and the remaining three quarters consisting of 12 weeks each. Both fiscal 2005 and 2004 consist of 52 weeks each.
     In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.
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
B. NET (LOSS) EARNINGS PER COMMON SHARE AND STOCK BASED COMPENSATION
     Basic (loss) earnings per common share have been computed on the basis of the weighted average number of common shares outstanding and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding.
     Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted (loss) earnings per share calculation (in thousands).

	12 Weeks Ended		40 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
		(restated)		(restated)
Weighted average common shares outstanding	22,909	22,347	22,797	22,246
Incremental stock option shares outstanding	—	289	312	372

Weighted average diluted common shares outstanding	22,909	22,636	23,109	22,618

     Options for approximately 2.8 million and 1.8 million shares were excluded from the 2005 and 2004 12-week diluted weighted average share calculation, respectively, due to the shares being anti-dilutive. Options for approximately 1.3 million and 1.8 million shares were excluded from the 2005 and 2004 40-week diluted weighted average share calculation, respectively, due to these shares being anti-dilutive. According to SFAS No. 128, when in a net loss situation (as in the case for the quarter ended October 2, 2005), diluted loss per share is calculated using the same number of common shares outstanding as are used in the computation of the basic loss per share.

     The Company has elected to continue to apply the intrinsic-value-based method of accounting pursuant to Accounting Principles Board Opinion 25, and has adopted only the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board Statement No. 123”. The following table illustrates the effect on net (loss) earnings for the 12-week and 40-week periods ended October 2, 2005 and October 3, 2004 if the fair-value-based method had been applied to all outstanding awards:

	12 Weeks Ended		40 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
		(restated)		(restated)
		(In thousands, except per share data)
Net (loss) earnings, as reported	$(4,689)	$4,107	$10,391	$16,777
Add stock-based employee compensation expense included in reported net (loss) earnings, net of tax	113	757	382	1,245
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(607)	(1,400)	(2,788)	(3,316)

Pro forma net (loss) earnings	$(5,183)	$3,464	$7,984	$14,706

(Loss) Earnings per share:
Basic—as reported	$(0.20)	$0.18	$0.46	$0.75
Basic—pro forma	$(0.23)	$0.16	$0.35	$0.66
Diluted—as reported	$(0.20)	$0.18	$0.45	$0.74
Diluted—pro forma	$(0.23)	$0.15	$0.35	$0.65
C. DERIVATIVE INSTRUMENTS
     At October 2, 2005, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $110 million, $10 million of which effectively converts an equal portion of the Company’s revolver debt from a floating rate to a fixed rate (cash flow hedges) and $100 million of which effectively converts an equal portion of the fixed-rate indebtedness related to the $125.0 million senior subordinated notes due 2013 into variable-rate obligations (fair value hedges). The terms and conditions of the swaps accounted for as cash flow and fair value hedges mirror the terms and conditions of the respective debt. The Company’s purpose for holding such instruments is to hedge its exposure to cash flow and fair value fluctuations due to changes in market interest rates as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt.
     The fair value of the Company’s cash flow hedges at October 2, 2005 is a liability of $48,000 compared to a liability of approximately $280,000 at December 26, 2004, which is included in other long-term liabilities on the unaudited consolidated balance sheets. The fair value adjustment resulted in the recognition of an unrealized gain, net of related income taxes, of $33,000 and $142,000 for the 12 and 40-week periods ended October 2, 2005, respectively. The unrealized loss for the cash flow hedges at October 2, 2005, recorded in accumulated other comprehensive loss within shareholders’ equity on the accompanying 2005 unaudited consolidated balance sheet, was $82,000.
D. COMPREHENSIVE (LOSS) INCOME
     Comprehensive (loss) income consists of net (loss) earnings and other comprehensive income items attributable to unrealized gains on derivative financial instruments designated as cash flow hedges. The components of total comprehensive (loss) income for all periods presented are as follows:

	12 Weeks Ended		40 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
		(restated)		(restated)
	(In thousands)
Net (loss) earnings	$(4,689)	$4,107	$10,391	$16,777
Other comprehensive income, net of tax	33	45	142	222

Total comprehensive (loss) income	$(4,656)	$4,152	$10,533	$16,999

E. RESTRICTED STOCK GRANTS
     During the first quarter of 2003, the Company granted approximately 135,000 shares of restricted stock to certain executives and members of senior management. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week periods ended October 2, 2005 and October 3, 2004 approximated $98,000 and $109,000, respectively. Compensation cost related to these awards recognized by the Company in each of the 40-week periods ended October 2, 2005 and October 3, 2004 approximated $328,000.
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
     During 2004, the Company granted approximately 344,000 shares of restricted stock to certain executives and members of senior management. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week periods ended October 2, 2005 and October 3, 2004 approximated $126,000 and $359,000, respectively. Compensation cost (benefit) related to these awards recognized by the Company in the 40-week periods ended October 2, 2005 and October 3, 2004 approximated $(211,000) and $605,000, respectively. The net compensation benefit included reversals of approximately $644,000 for the 40 weeks ended October 2, 2005, due to a change in estimates of the Company’s projected future performance on the ultimate vesting of certain performance-based restricted awards.
     In 2005, the Company granted approximately 303,000 shares of restricted stock to certain executives, members of senior management and non-employee directors. The Company recognized a net compensation expense of approximately $123,000 related to these restricted stock awards during the 12-week period ended October 2, 2005. Compensation expense related to these awards recognized by the Company in the 40-week period ended October 2, 2005 approximated $273,000.
     The following table sets forth the restricted stock awards granted during the first 40 weeks of 2005.

		Value Charged
	Approximate	to
	Number of	Common Stock
	Shares	in
Grant Date	Granted	2005	Vesting Schedule
January 21, 2005 (1)	28,100	$395,000	Ratably over periods of time ranging from date of grant to
			seven years (fixed-plan accounting)
January 21, 2005 (2)	187,000	$0	Based upon cumulative growth in earnings per share over the
			next three years (variable-plan accounting)
May 12, 2005 (3)	57,000	$949,000	Ratably over periods of time ranging from date of grant to five
			years (fixed-plan accounting)
August 1, 2005 (4)	5,600	$107,000	Ratably over a three year period of time (fixed-plan accounting)
August 29, 2005 (5)	25,000	$402,000	Ratably over periods of time ranging from date of grant to four
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

October 2, 2005 approximated $23,000. Compensation cost related to these awards recognized by the Company in the 40-week period ended October 2, 2005 approximated $95,000.

(2)	If the cumulative annual performance targets are achieved, up to 25.0% of the awards may vest in each of the first and second years and all unvested amounts may vest upon meeting the cumulative performance target in the third year. Any unvested amounts at the end of the third year will automatically be forfeited. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. With respect to these awards, the Company uses variable-plan accounting which requires the Company to recognize the intrinsic value of the award measured at the end of each reporting period over the life of the award as it is earned. Since this award can only be settled in stock, common stock is credited as the award value is recognized in expense over the vesting period. There was not any compensation cost related to these awards recognized by the Company in the 12-week and 40-week periods ended October 2, 2005. As described above, the Company’s expected earnings were below the required vesting target for these awards.

(3)	In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting. Under fixed plan accounting for stock-based compensation, upon issuance of restricted stock awards, unearned compensation is charged to shareholders’ equity for the fair value of the restricted stock at the grant date, and recognized as compensation expense ratably over the respective vesting periods. Also, included in this award was the 2005 grant to non-employee directors; refer to footnote (4) below for specifics of non-employee director grants. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week and 40-week periods ended October 2, 2005 approximated $46,000 and $124,000, respectively.

(4)	In the event that the service of the non-employee director terminates for any reason, no further vesting of restricted stock shall occur. The grantee’s rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting. Under fixed plan accounting for stock-based compensation, upon issuance of restricted stock awards, unearned compensation is charged to shareholders’ equity for the fair value of the restricted stock at the grant date, and recognized as compensation expense ratably over the respective vesting periods. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week and 40-week periods ended October 2, 2005 approximated $7,000.

(5)	In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed plan accounting. Under fixed plan accounting for stock-based compensation, upon issuance of restricted stock awards, unearned compensation is charged to shareholders’ equity for the fair value of the restricted stock at the grant date, and recognized as compensation expense ratably over the respective vesting periods. Compensation cost related to these restricted stock awards recognized by the Company during the 12-week and 40-week periods ended October 2, 2005 approximated $47,000.
F. LEGAL PROCEEDINGS
     In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of the Company’s employees and customers becoming infected. The Company worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when it became aware of this incident and cooperated fully with their directives and recommendations. The Company is aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to its Knoxville restaurant during the time of the outbreak. As of the date of this filing, the Company is also aware of 56 lawsuits that have been filed against it, all but one of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. As of November 7, 2005, the Company and other defendants have entered into agreements to settle 51 of these cases. A number of the remaining suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization.

     As the result of a joint investigation of the Knox County Health Department, the Tennessee Department of Health, the Centers for Disease Control and Prevention and the Food and Drug Administration, the outbreak of the Hepatitis A virus has been associated with eating green onions (scallions).
     While the Company intends to vigorously defend the litigation that has been filed against it, the Company is not able to predict the outcome of the litigation that has been filed against it relating to the Hepatitis A outbreak or the amounts that it may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against it. The Company has liability insurance which has covered the Company’s legal costs to date and the Company’s share of the 51 cases settled. The Company believes its liability insurance is in amounts sufficient to cover its liability in the remaining cases filed against it and that the ultimate resolution of these cases will not be material to its results of operations or financial condition. There can be no assurance, however, that the Company’s insurance will be sufficient to cover its share of the ultimate loss or liability. If the Company suffers losses or liabilities in excess of its insurance coverage, there could be a material adverse effect on its results of operations and financial condition. The Company also has insurance that provides coverage, subject to limitations, for lost income at its restaurants whose results of operations were adversely affected by the Hepatitis A incident. The Company has submitted a claim pursuant to its insurance coverage for this type of loss, but its carrier has disagreed with the Company’s claim. At this point, the Company cannot reasonably estimate the value of any potential settlement of this claim or the timing thereof.
     In addition, the Company is a defendant from time to time in various other legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims with respect to insurance recoveries; and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. The Company does not believe that any of these legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur or accrue expenses relating to legal proceedings, however, which may adversely affect its results of operations in a particular period.
G. FRANCHISE AND JOINT VENTURE ARRANGEMENTS
     In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any franchisee in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. The Company has a 50% equity interest in the joint venture JFC Enterprises, LLC, which owns and operates two O’Charley’s restaurants in Louisiana. As of October 2, 2005, the Company had a loan of approximately $2.0 million due from this joint venture entity. In addition, the Company has provided this joint venture entity a debt service guarantee and as of October 2, 2005 there were no loans outstanding under this arrangement. Since the Company bears a disproportionate share of the financial risk associated with JFC Enterprises, LLC, it consolidates the joint venture in its consolidated financial statements in accordance with FASB Interpretation 46(R).
     On March 28, 2005, the Company entered into a Development Agreement with Four Star Restaurant Group, LLC and Michael R. Johnson. Under the terms of the agreement, Four Star Restaurant Group, LLC has the right to develop and operate up to 10 new O’Charley’s restaurants over the next six years in certain markets in the states of Iowa, Nebraska, and parts of Kansas and South Dakota.
     On May 18, 2005, the Company entered into a Development Agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants over the next eight years, with a minimum of eight O’Charley’s restaurants expected to open by the end of 2007. The initial development plans are expected to focus on the Tampa, Florida, Orlando, Florida, Pittsburgh, Pennsylvania and Northern Ohio markets.

H. ASSETS HELD FOR SALE
     The amount shown in Assets held for sale as of October 2, 2005 on the consolidated balance sheet relates to a corporate aircraft and certain other non-operating assets. The Company decided to sell the corporate aircraft based on a cost/benefit analysis to the Company. The Company estimates that it can sell the aircraft for approximately $1.9 million net of broker fees. The net book value of the aircraft was approximately $3.0 million and the Company has therefore recognized a $1.1 million impairment charge for this asset. The Company has ceased recognizing depreciation expense for this asset while it is being held for sale.
     The Company also decided to sell certain other non-operating assets with a net book value of approximately $0.6 million. The Company estimates that the net realizable value of these assets exceeds their net book value and has therefore concluded that these assets are not impaired. The Company has ceased recognizing depreciation expense for these assets while they are being held for sale.
I. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. In accordance with SFAS 123(R), the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees beginning in the first quarter of 2006. The Company is continuing to evaluate the impact of this standard on its consolidated financial statements.
     In August 2005, the FASB issued FASB Staff Position FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R.” In this FSP, the FASB decided to defer the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of Statement SFAS 123(R). As discussed above the Company is continuing to evaluate the impact of SFAS 123(R) on its consolidated financial statements and will begin accounting for compensation expense in accordance with SFAS 123(R) in the first quarter of 2006.
     In October 2005, the FASB has issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB concludes in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. FASB Technical Bulletin (FTB) No. 88-1, Issues Relating to Accounting for Leases, requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As discussed in Note 2 to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004 the Company has already adopted this accounting guidance based on the letter issued by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants in February 2005.
J. IMPAIRMENT OF AND DISPOSAL OF LONG-LIVED ASSETS
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews its long-lived assets related to each restaurant to be held and used in the business, including any other assets or allocated intangible assets subject to amortization, quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Based on the best information available, the Company writes down an impaired asset to its estimated fair market value, which becomes its new cost basis. The Company measures estimated fair market value by discounting estimated future cash flows. In addition, when the Company decides to close a restaurant it is reviewed for impairment and depreciable lives are adjusted based on the expected disposal date. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date plus the expected terminal value.
     Costs associated with closing a store are generally expensed as incurred unless the store is considered as discontinued operations in accordance with SFAS No. 144. Additionally, at the date the Company ceases using a property under an operating lease, it records a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any. To the extent the

Company sells assets, primarily land, associated with a closed store, any gain or loss upon that sale is recorded in asset impairment and disposals.
     In October 2005, the Board of Directors approved management’s plan to close six O’Charley’s stores at various dates during the fourth quarter of 2005. In addition, the Company took an impairment charge on a corporate aircraft and two O’Charley’s stores. The impairment charge taken for the aircraft was based on the Company’s third quarter decision to sell the aircraft. The impairment charge taken on the two O’Charley’s stores was based on its normal quarterly review for asset impairment. These decisions followed a review of historical and projected cash flows of the Company’s stores in view of the economic environment in which the Company is operating and the Company’s current strategic plans. As a result of these actions, the Company recognized a charge during the third quarter for asset impairment and disposals totaling $7.1 million. This amount includes an asset impairment charge of approximately $4.9 million related to the six planned O’Charley’s store closures, $0.9 million relating to two O’Charley’s stores that are impaired but are not expected to be closed, and $1.1 million relating to the impairment of a corporate aircraft. The remaining expense is due to a $0.3 million charge for the business insurance deductible covering the loss of the O’Charley’s store location in Biloxi, Mississippi that was destroyed by Hurricane Katrina, partly offset by other gains on asset sales. With respect to the asset impairment charges, fair value was determined by projected future cash flows for each location, which is the lowest level of identifiable cash flows largely independent of the cash flows of other groups of assets, over each location’s remaining operating period, including the estimated proceeds from the disposition of such assets.
K. SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9% senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of October 2, 2005 and December 26, 2004 and for the 12 and 40 weeks ended October 2, 2005 and October 3, 2004.

Consolidating Balance Sheet
As of October 2, 2005
(Unaudited)

			Minor
			Subsidiaries and
		Subsidiary	Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,297	$1,958	$184	$5,439
Trade accounts receivable	6,437	5,436	29	11,902
Intercompany receivable (payable)	(146,509)	153,959	(7,450)	—
Inventories	3,285	37,250	50	40,585
Deferred income taxes	8,621	384	—	9,005
Other current assets	2,995	3,570	25	6,590
Assets held for sale	325	2,170	—	2,495

Total current assets	(121,549)	204,727	(7,162)	76,016
Property and Equipment, net	348,102	111,477	4,417	463,996
Goodwill	—	93,074	—	93,074
Other Intangible Asset	—	25,921	—	25,921
Other Assets	217,251	27,429	(224,446)	20,234

Total Assets (Liabilities)	$443,804	$462,628	$(227,191)	$679,241

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$12,581	$17,538	$(5,572)	$24,547
Accrued payroll and related expenses	13,150	7,641	(778)	20,013
Accrued expenses	15,185	10,020	180	25,385
Deferred revenue	3,152	3,706	10	6,868
Federal, state and local taxes	(7,618)	18,094	43	10,519
Current portion of long-term debt and capitalized lease obligations	10,506	369	—	10,875

Total current liabilities	46,956	57,368	(6,117)	98,207
Deferred Income Taxes	10,012	(784)	—	9,228
Other Liabilities	29,380	15,284	1,026	45,690
Long-Term Debt, less current portion	165,848	—	(16,740)	149,108
Capitalized Lease Obligations, less current portion	28,131	1,346	—	29,477

Total Liabilities (Assets)	280,327	73,214	(21,831)	331,710
Shareholders’ Equity (Deficit):
Common stock	184,727	203,101	(202,649)	185,179
Accumulated other comprehensive loss, net of tax	(82)	—	—	(82)
Unearned compensation	(4,251)	—	(74)	(4,325)
Retained earnings (deficit)	(16,917)	186,313	(2,637)	166,759

Total shareholders’ equity (deficit)	163,477	389,414	(205,360)	347,531

Total Liabilities and Shareholders’ Equity (Deficit)	$443,804	$462,628	$(227,191)	$679,241

Consolidating Balance Sheet
As of December 26, 2004
(Unaudited)

			Minor
			Subsidiaries and
		Subsidiary	Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
		(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,491	$7,733	$548	$10,772
Trade accounts receivable	2,640	6,130	13	8,783
Intercompany receivable (payable)	(123,459)	129,076	(5,617)	—
Inventories	3,310	29,792	23	33,125
Deferred income taxes	6,332	384	—	6,716
Short-term notes receivable	120	—	—	120
Other current assets	507	4,365	10	4,882

Total current assets	(108,059)	177,480	(5,023)	64,398
Property and Equipment, net	349,719	100,121	1,968	451,808
Goodwill	—	93,074	—	93,074
Other Intangible Asset	—	25,921	—	25,921
Other Assets	217,351	26,217	(221,258)	22,310

Total Assets (Liabilities)	$459,011	$422,813	$(224,313)	$657,511

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$6,596	$11,339	$(3,676)	$14,259
Accrued payroll and related expenses	12,694	6,470	19	19,183
Accrued expenses	11,705	9,475	(302)	20,878
Deferred revenue	8,444	10,754	12	19,210
Federal, state and local taxes	(6,540)	15,707	17	9,184
Current portion of long-term debt and capitalized lease obligations	12,315	355	—	12,670

Total current liabilities	45,214	54,100	(3,930)	95,384
Deferred Income Taxes	8,299	(415)	—	7,884
Other Liabilities	32,097	11,963	974	45,034
Long-Term Debt, less current portion	162,865	—	(16,740)	146,125
Capitalized Lease Obligations, less current portion	30,689	1,655	—	32,344

Total Liabilities (Assets)	279,164	67,303	(19,696)	326,771
Shareholders’ Equity (Deficit):
Common stock	177,811	168,474	(168,023)	178,262
Accumulated other comprehensive loss, net of tax	(224)	—	—	(224)
Unearned compensation	(3,593)	—	(73)	(3,666)
Retained earnings (deficit)	5,853	187,036	(36,521)	156,368

Total shareholders’ equity (deficit)	179,847	355,510	(204,617)	330,740

Total Liabilities and Shareholders’ Equity (Deficit)	$459,011	$422,813	$(224,313)	$657,511

Consolidating Statement of Operations
12 Weeks Ended October 2, 2005
(Unaudited)

			Minor
			Subsidiaries and
		Subsidiary	Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$122,754	$81,870	$4,654	$209,278
Commissary sales	—	56,495	(54,114)	2,381
Franchise revenue	132	—	(32)	100

	122,886	138,365	(49,492)	211,759

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	40,103	25,013	(1,125)	63,991
Payroll and benefits	46,052	27,514	1,080	74,646
Restaurant operating costs	23,615	16,163	1,046	40,824
Cost of commissary sales	—	52,911	(50,971)	1,940
Advertising expenses	—	6,190	(4)	6,186
General and administrative expenses	1,163	8,301	75	9,539
Depreciation and amortization, property and equipment	7,159	2,981	52	10,192
Asset impairment and disposals	6,038	1,100	—	7,138
Pre-opening costs	1,005	1,065	118	2,188

	125,135	141,238	(49,729)	216,644

(Loss) Income from Operations	(2,249)	(2,873)	237	(4,885)
Other Expense (Income):
Interest expense, net	3,336	187	57	3,580
Other, net	12,116	(12,117)	—	(1)

	15,452	(11,930)	57	3,579

(Loss) Earnings Before Income Taxes	(17,701)	9,057	180	(8,464)
Income Tax (Benefit) Expense	(2,130)	(1,682)	37	(3,775)

Net (Loss) Earnings	$(15,571)	$10,739	$143	$(4,689)

Consolidating Statement of Earnings
12 Weeks Ended October 3, 2004
(Unaudited)
Restated

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$120,968	$73,939	$3,787	$198,694
Commissary sales	—	43,906	(42,388)	1,518
Franchise revenue	65	—	—	65

	121,033	117,845	(38,601)	200,277

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	38,572	23,038	(751)	60,859
Payroll and benefits	41,617	23,480	701	65,798
Restaurant operating costs	21,936	14,340	948	37,224
Cost of commissary sales	—	41,491	(40,056)	1,435
Advertising expenses	—	6,083	—	6,083
General and administrative expenses	625	7,970	—	8,595
Depreciation and amortization, property and equipment	6,986	2,414	1	9,401
Asset impairment and disposals	—	65	—	65
Pre-opening costs	897	768	74	1,739

	110,633	119,649	(39,083)	191,199

Income (Loss) from Operations	10,400	(1,804)	482	9,078
Other Expense (Income):
Interest expense, net	2,952	207	—	3,159
Other, net	12,080	(12,080)	—	—

	15,032	(11,873)	—	3,159

(Loss) Earnings Before Income Taxes	(4,632)	10,069	482	5,919
Income Tax (Benefit) Expense	(1,450)	2,884	378	1,812

Net (Loss) Earnings	$(3,182)	$7,185	$104	$4,107

Consolidating Statement of Earnings
40 Weeks Ended October 2, 2005
(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$424,846	$269,402	$15,224	$709,472
Commissary sales	—	187,627	(180,890)	6,737
Franchise revenues	365	—	(75)	290

	425,211	457,029	(165,741)	716,499

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	137,171	82,193	(5,642)	213,722
Payroll and benefits	153,127	88,982	3,238	245,347
Restaurant operating costs	74,789	52,690	3,542	131,021
Cost of commissary sales	—	174,460	(168,641)	5,819
Advertising expenses	—	20,049	—	20,049
General and administrative expenses	3,307	27,490	165	30,962
Depreciation and amortization, property and equipment	23,782	9,451	130	33,363
Asset impairment and disposals	6,095	1,100	—	7,195
Pre-opening costs	2,744	1,690	151	4,585

	401,015	458,105	(167,057)	692,063

Income (loss) from Operations	24,196	(1,076)	1,316	24,436
Other Expense (Income):
Interest expense, net	10,891	587	141	11,619
Other, net	42,347	(42,305)	—	42

	53,238	(41,718)	141	11,661

(Loss) Earnings Before Income Taxes	(29,042)	40,642	1,175	12,775
Income Tax (Benefit) Expense	(5,419)	7,584	219	2,384

Net (Loss) Earnings	$(23,623)	$33,058	$956	$10,391

Consolidating Statement of Earnings
40 Weeks Ended October 3, 2004
(Unaudited)
Restated

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$405,888	$244,382	$13,074	$663,344
Commissary sales	—	147,232	(141,466)	5,766
Franchise revenue	65	—	—	65

	405,953	391,614	(128,392)	669,175

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	128,482	76,255	(2,423)	202,314
Payroll and benefits	142,050	78,528	2,359	222,937
Restaurant operating costs	70,161	47,079	3,282	120,522
Cost of commissary sales	—	139,054	(133,608)	5,446
Advertising expenses	—	20,312	—	20,312
General and administrative expenses	2,495	25,225	—	27,720
Depreciation and amortization, property and equipment	22,358	7,749	—	30,107
Asset impairment and disposals	—	16	—	16
Pre-opening costs	3,540	1,207	75	4,822

	369,086	395,425	(130,315)	634,196

Income (Loss) from Operations	36,867	(3,811)	1,923	34,979
Other Expense (Income):
Interest expense, net	9,535	715	—	10,250
Other, net	40,349	(40,351)	—	(2)

	49,884	(39,636)	—	10,248

(Loss) Earnings Before Income Taxes	(13,017)	35,825	1,923	24,731
Income Tax (Benefit) Expense	(4,244)	11,452	746	7,954

Net (Loss) Earnings	$(8,773)	$24,373	$1,177	$16,777

Consolidating Statement of Cash Flows
40 Weeks Ended October 2, 2005
(Unaudited)

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Cash flows from Operating Activities:
Net (loss) earnings	$(23,623)	$33,058	$956	$10,391
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	23,782	9,451	130	33,363
Amortization of debt issuance costs	1,060	—	—	1,060
Expense related to equity–based compensation	470	—	—	470
Provision for deferred income taxes	(1,037)	—	—	(1,037)
Loss on the sale of assets	378	15	—	393
Asset impairment and disposals	7,195	—	—	7,195
Changes in assets and liabilities:
Trade accounts receivable	(3,797)	693	(15)	(3,119)
Inventories	34	(7,458)	(36)	(7,460)
Other current assets	(2,428)	795	924	(709)
Trade accounts payable	5,984	6,199	(1,895)	10,288
Deferred revenue	(5,291)	(7,048)	(2)	(12,341)
Accrued payroll, other accrued expenses and federal, state, and local taxes	4,165	1,909	(400)	5,674
Other long-term assets and liabilities	2,940	2,109	(4,518)	531
Other, net	340	—	—	340
Tax benefit derived from exercise of stock options	882	—	—	882

Net cash provided by (used in) operating activities	11,054	39,723	(4,856)	45,921
Cash flows from Investing Activities:
Additions to property and equipment	(28,976)	(20,821)	(4,644)	(54,441)
Proceeds from the sale of assets	3,364	—	—	3,364
Other, net	16,647	(24,677)	9,136	1,106

Net cash (used in) provided by investing activities	(8,965)	(45,498)	4,492	(49,971)
Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(6,189)	—	—	(6,189)
Exercise of employee incentive stock options and issuances under stock purchase plan	4,906	—	—	4,906

Net cash used in financing activities	(1,283)	—	—	(1,283)

Increase (decrease) in Cash and Cash Equivalents	806	(5,775)	(364)	(5,333)
Cash and Cash Equivalents at Beginning of the Period	2,491	7,733	548	10,772

Cash and Cash Equivalents at End of the Period	$3,297	$1,958	$184	$5,439

Consolidating Statement of Cash Flows
40 Weeks Ended October 3, 2004
(Unaudited)
Restated

			Minor
			Subsidiaries
		Subsidiary	and Consolidating
	Parent Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Cash flows from Operating Activities:
Net (loss) earnings	$(8,773)	$24,373	$1,177	$16,777
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization — property and equipment	22,358	7,749	—	30,107
Amortization of debt issuance costs	1,111	—	—	1,111
Expense related to equity–based compensation	1,821	—	—	1,821
Provision for deferred income taxes	563	—	—	563
Loss (gain) on the sale of assets	175	(1)	—	174
Changes in assets and liabilities:
Trade accounts receivable	(1,249)	(382)	—	(1,631)
Inventories	109	(9,276)	(1)	(9,168)
Other current assets	(569)	(1,258)	(124)	(1,951)
Trade accounts payable	6,275	(573)	(40)	5,662
Deferred revenue	(4,326)	(5,321)	1	(9,646)
Accrued payroll, other accrued expenses and federal, state, and local taxes	6,359	6,966	25	13,350
Other long-term assets and liabilities	5,656	821	472	6,949
Other, net	81	—	—	81
Tax benefit derived from exercise of stock options	498	—	—	498

Net cash provided by operating activities	30,089	23,098	1,510	54,697
Cash flows from Investing Activities:
Additions to property and equipment	(32,417)	(18,173)	—	(50,590)
Proceeds from the sale of assets	1,928	15	—	1,943
Other, net	7,468	(10,268)	(1,060)	(3,860)

Net cash (used in) investing activities	(23,021)	(28,426)	(1,060)	(52,507)
Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(20,976)	—	—	(20,976)
Proceeds from sale and lease-back transactions	12,091	—	—	12,091
Debt issuance costs	(830)	—	—	(830)
Exercise of employee incentive stock options and issuances under stock purchase plan	2,853	—	—	2,853

Net cash used in financing activities	(6,862)	—	—	(6,862)

Increase (decrease) in Cash and Cash Equivalents	206	(5,328)	450	(4,672)
Cash and Cash Equivalents at Beginning of the Period	2,946	6,628	—	9,574

Cash and Cash Equivalents at End of the Period	$3,152	$1,300	$450	$4,902

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Note Regarding Forward-Looking Statements
     This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, our ability to increase operating margins and increase same restaurant sales at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; our ability to sell closed restaurants and other surplus assets; the possible adverse effect on our sales of any decrease in consumer spending; the effect of increased competition; the impact on our results of operations of restarting development of our Stoney River concept; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
Overview
     We are a leading casual dining restaurant company operating 228 O’Charley’s restaurants in 16 states in the Southeast and Midwest, 107 Ninety Nine restaurants in seven Northeastern states, and six Stoney River restaurants in the Southeast and Midwest as of October 2, 2005. We also have four O’Charley’s restaurants in Michigan operated by a franchisee and two O’Charley’s restaurants located in Louisiana operated by a joint venture franchisee in which we have a financial interest.
     During the third quarter, we recorded asset impairment and disposal charges of $7.1 million, or $0.20 per diluted share, relating to the closure of six underperforming O’Charley’s restaurants, two O’Charley’s restaurants that will remain open, one O’Charley’s restaurant that was destroyed by Hurricane Katrina and a decision to sell a corporate aircraft.
     Our fiscal years end on the last Sunday of the calendar year. We have one reportable segment.
Following is an explanation of certain items in our consolidated statements of earnings:
     Revenues consist of restaurant sales and, to a lesser extent, commissary sales and franchise revenues. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers, wholesale clubs and franchisees. Franchise revenue consists of development fees and royalties on sales of franchised units. The development fees are recognized during the reporting period in which the developed store begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales.
     Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. The two most significant commodities that may affect our cost of food and beverage are beef and poultry, which account for approximately 20% to 22% and 9% to 11%, respectively, of our overall cost of food and beverage. Generally, temporary increases in these costs are not passed on to customers; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
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
     Asset Impairment and Disposals includes costs associated with the impairment of land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Disposal costs include the costs incurred to prepare the asset or assets for sale including the following: repair and maintenance, clean up costs, broker commissions, independent appraisals, and insurance deductibles. Gains and/or losses associated with the sale of assets are also included in this financial statement category.
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

     The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 12 and 40-week periods ended October 2, 2005 and October 3, 2004 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation. Also, we restated our historical financial statements for fiscal years 2003 and 2002 and the first three fiscal quarters of 2004. The information contained herein reflects such restatement. See Note A to the notes to unaudited consolidated financial statements.

	12 Weeks Ended		40 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004
		(restated)		(restated)
Revenues:
Restaurant sales	98.8%	99.2%	99.1%	99.1%
Commissary sales	1.2	0.8	0.9	0.9

	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	30.6	30.6	30.1	30.5
Payroll and benefits	35.7	33.1	34.6	33.6
Restaurant operating costs	19.5	18.7	18.5	18.2
Cost of commissary sales (2)	0.9	0.7	0.8	0.8
Advertising expenses	2.9	3.0	2.8	3.0
General and administrative expenses	4.5	4.3	4.3	4.1
Depreciation and amortization	4.8	4.7	4.7	4.5
Asset impairment and disposals	3.4	0.0	1.0	0.0
Pre-opening costs	1.0	0.9	0.6	0.7

(Loss) Income from Operations	(2.3)	4.5	3.4	5.2

Other Expense:
Interest expense, net	1.7	1.6	1.6	1.5
Other, net	0.0	0.0	0.0	0.0

(Loss) Earnings before Income Taxes	(4.0)	3.0	1.8	3.7
Income Tax (Benefit) Expense	(1.8)	0.9	0.3	1.2

Net (Loss) Earnings	(2.2)%	2.1%	1.5%	2.5%

(1)	Shown as a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 81.5% and 94.5% for the 12 weeks ended October 2, 2005 and October 3, 2004, respectively. Cost of commissary sales as a percentage of commissary sales was 86.4% and 94.5% for the 40 weeks ended October 2, 2005 and October 3, 2004, respectively.

The following table sets forth certain financial and other restaurant data for the third quarters ended October 2, 2005 and October 3, 2004 relating to our owned and operated restaurants:

	October 2,	October 3,
	2005	2004
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	226	216
Restaurants opened	3	3
Restaurant closed	(1)	—

In operation, end of quarter	228	219
Ninety Nine Restaurants:
In operation, beginning of quarter	102	91
Restaurants opened	5	4
Restaurants closed	—	—

In operation, end of quarter	107	95
Stoney River Restaurants:
In operation, beginning of quarter	6	6
Restaurants opened	—	—
Restaurants closed	—	—

In operation, end of quarter	6	6
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	4	0
Restaurants opened	2	1
Restaurants closed	—	—

In operation, end of quarter	6	1
Average Weekly Sales per Restaurant:
O’Charley’s	$50,307	$51,666
Ninety Nine	52,724	53,098
Stoney River	72,677	71,584
Change in Same Restaurant Sales (1):
O’Charley’s	(1.5%)	2.8%
Ninety Nine	0.0%	0.9%
Stoney River	1.5%	4.8%
Change in Same Restaurant Customer Visits (1):
O’Charley’s	(0.9%)	2.4%
Ninety Nine	1.9%	(2.8%)
Stoney River	(1.0%)	(2.3%)
Average Check per Customer (2):
O’Charley’s	$11.36	$11.41
Ninety Nine	13.65	14.03
Stoney River	40.18	39.16

(1)	When computing same restaurant sales and customer visits, restaurants open for at least 78 weeks are compared from period to period. The calculation of change in same restaurant sales and customer visits for the third quarter of 2005 excludes the prior year sales and customer visits for O’Charley’s restaurants closed during or after Hurricane Katrina for the days they were closed.

(2)	The average check per customer is computed using all stores open at the end of the quarter.

Third Fiscal Quarter and First 40 Weeks of 2005 Versus Third Fiscal Quarter and First 40 Weeks of 2004
     On October 27, 2005 we issued a press release announcing our results for the third quarter of 2005, and held a conference call with investors. As stated in the press release and discussed in the conference call, we are disappointed with our financial performance in the third quarter. That performance was impacted by a number of factors beyond our control, including the disruptions caused by Hurricane Katrina and the impact of higher interest rates and gasoline prices on consumers. The impact on the results of operations for the third quarter of 2005 from Hurricane Katrina resulted in a charge of $0.02 per diluted share. Our third quarter performance was also negatively impacted by factors that are within our control, including the management of food and beverage costs, and the management of labor and benefit costs. We announced a number of steps to address our recent performance, including the closing of six underperforming O’Charley’s restaurants, the sale of an aircraft, a “back to basics” approach to cost management, and a reduction of new restaurant development in 2006 in order to focus upon improving results in our existing restaurants.
Revenues
     During the 12 weeks ended October 2, 2005, total revenues increased $11.5 million, or 5.7%, to $211.8 million from $200.3 million for the 12 weeks ended October 3, 2004. Total revenues for the first 40 weeks of 2005 increased $47.3 million, or 7.1%, to $716.5 million from $669.2 million in the same prior-year period.
     Restaurant sales for O’Charley’s increased $2.9 million, or 2.2%, to $137.8 million during the third quarter of 2005 reflecting the net addition of nine new company-operated and two joint-venture restaurants since the third quarter of 2004. Same restaurant sales decreased by 1.5% which was comprised of a 0.9% decline in customer counts and a 0.6% decrease in average check to $11.36. Three new company-operated O’Charley’s restaurants opened during the third quarter and one store was completely destroyed by Hurricane Katrina, bringing the total number of company-operated O’Charley’s restaurants to 228 at the end of the quarter. Total restaurant sales for O’Charley’s restaurants in the third quarter were impacted by the 13 locations in the Gulf Coast that were closed during or after Hurricane Katrina. All but one of these restaurants reopened within three weeks of the storm, while the restaurant in Biloxi, Mississippi was totally destroyed. We opened one new franchised restaurant and one new joint venture restaurant in the quarter, bringing the total number of franchised and joint venture restaurants to six at the end of the quarter. O’Charley’s restaurant sales for the first 40 weeks of 2005 increased $21.7 million, or 4.8%, to $475.4 million from $453.7 million in the same prior-year period as a result of a same restaurant sales increase of 0.3% and the net addition of nine new restaurants over the last twelve months. Subsequent to the end of the third quarter we decided to close six underperforming O’Charley’s restaurants. Through the first three quarters of fiscal 2005, the total sales from these six stores were $7.7 million. Restaurant sales in our Midwestern markets were particularly soft during the quarter and year-to-date, which had a negative impact on O’Charley’s overall same restaurant sales, while same restaurant sales at our Gulf Coast O’Charley’s restaurants increased, due to post-Hurricane Katrina activity.
     Restaurant sales for Ninety Nine increased $7.6 million, or 13.0%, to $66.2 million in the third quarter, reflecting the addition of 12 new restaurants since the third quarter of 2004. Same restaurant sales were flat in the quarter consisting of a 1.9% increase in customer counts offset by a 1.9% decrease in average check to $13.65. The average check declined for a number of reasons, including a continued decline in alcoholic beverage mix, the elimination of higher-priced promotions from the prior year, and the popularity of new, lower-priced items on Ninety-Nine’s new menu. Five new Ninety Nine restaurants opened during the third quarter bringing the total number of Ninety Nine restaurants to 107 at the end of the quarter. Ninety Nine restaurant sales for the first 40 weeks of 2005 increased $24.0 million, or 12.5%, to $215.8 million from $191.8 million in the same prior-year period as a result of same restaurant sales increases of 0.3% and the addition of 12 new restaurants since the third quarter of 2004.
     Restaurant sales for Stoney River Legendary Steaks increased 1.5% to $5.2 million in the third quarter consisting of a 1.0% decrease in customer counts and a 2.5% increase in average check to $40.18. Restaurant sales for the first 40 weeks of 2005 increased $0.5 million, or 2.7%, to $18.3 million from $17.8 million in the same prior-year period as a result of same restaurant sales increase of 2.7%. All six restaurants in operation are included in the same store sales base for the 12 and 40-week periods. We believe that the Stoney River concept has established a unique position in the upscale steakhouse segment.
Cost of Food and Beverage
     During the third quarter of 2005, our cost of food and beverage was $64.0 million, or 30.6% of restaurant sales, compared with $60.9 million, or 30.6% of restaurant sales in the third quarter of 2004. While our cost of food and beverage was flat as a percentage of restaurant sales as compared to the prior year period, it was higher than we anticipated, due in part to higher fuel costs at the commissary and higher costs associated with the opening of the New England distribution center. During the first 40 weeks of 2005, cost of food and beverage was $213.7 million, or 30.1% of restaurant sales, compared to $202.3 million, or 30.5% of restaurant sales, in the same prior year period. We continue to benefit from our practice of buying ahead on volatile commodities to take advantage of predictable seasonal price fluctuations. We have committed pricing for approximately 90% of our estimated beef requirements, approximately 75% of our estimated poultry requirements and approximately 75% of our estimated pork requirements for the remainder of the 2005 fiscal year. We have also started to purchase forward for next year, and have already locked in our pricing for approximately 70% of our beef requirements for 2006.
Payroll and Benefits
     During the third quarter of 2005, payroll and benefits were $74.6 million, or 35.7% of restaurant sales, compared to $65.8 million, or 33.1% of restaurant sales, in the same prior-year period. During the first 40 weeks of 2005, payroll and benefits were $245.3 million, or 34.6% of restaurant sales, compared to $222.9 million, or 33.6% of restaurant sales, in the same prior year period. Higher average wage and benefit rates and declines in productivity contributed to the year-over-year increase. The cost of our hourly health care plans was approximately 100 basis points higher as a percent of restaurant sales in the third quarter of 2005 than in the third quarter of 2004. Sixty basis points of this increase relates to our hourly health care plan at the O’Charley’s concept and is the result of the timing of the expense recognition in 2004, and higher plan utilization.
Restaurant Operating Costs
     During the third quarter of 2005, restaurant operating costs were $40.8 million, or 19.5% of restaurant sales, compared to $37.2 million, or 18.7% of restaurant sales, in the same prior year period. During the first 40 weeks of 2005, restaurant operating costs were $131.0 million, or 18.5% of restaurant sales, compared to $120.5 million, or 18.2% of restaurant sales, in the same prior year period. The increase in restaurant operating costs as a percentage of restaurant sales in the third quarter and first 40 weeks over the same prior year periods was primarily attributable to increases in the costs of supplies and packaging, utility costs and repairs and maintenance. To-go sales at our O’Charley’s and Ninety Nine concepts were 5.4% and 9.4% of restaurant sales, respectively, in the third quarter of 2005, compared with 5.1% and 9.1% of restaurant sales, respectively, in 2004. This increase in to-go sales along with increases in material costs have caused our packaging costs to be higher in the third quarter of 2005 as compared to the prior year period.
Advertising Expenses
     During the third quarter of 2005, advertising expenditures increased $0.1 million, or 1.7%, to $6.2 million from $6.1 million in the third quarter of 2004 and, as a percentage of total revenues, declined to 2.9% from 3.0% in the same prior-year period. For the first 40 weeks of 2005, advertising expenditures decreased $0.2 million, or 1.3%, to $20.1 million from $20.3 million in the same prior year period. The decrease in advertising expenditures as a percentage of total revenues is primarily due to the use of the same promotional calendar on a year-over-year basis, enabling us to utilize some print and television media which were produced in the prior year.
General and Administrative Expenses
     General and administrative expenses increased 11.0% to $9.5 million in the third quarter of 2005 from $8.6 million in the third quarter of 2004, and as a percentage of total revenues, increased to 4.5% from 4.3% in the same prior-year period. General and administrative expenses in the first 40 weeks of 2005 increased $3.2 million, or 11.7%, to $31.0 million from $27.7 million during the same prior year period and increased as a percentage of total revenues to 4.3% from 4.1% in the prior year. The increase in general and administrative expenses includes the impact of $0.02 per diluted share for severance and project-related expenses associated with the previously announced financial systems conversion project.
Asset Impairment and Disposals
     During the third quarter of 2005, we recorded impairment and disposal charges of $7.1 million. The impairment charges consisted of a $4.9 million charge related to the planned closure of six underperforming O’Charley’s restaurants, a $0.9 million charge for two O’Charley’s restaurants that will remain open, a $0.3 million charge for losses relating to the O’Charley’s store in Biloxi, Mississippi that was destroyed by Hurricane Katrina, and a $1.1 million impairment charge to write down the value of a corporate aircraft which we are selling to reflect the difference between its current book value and the estimated net sale proceeds. These charges are partly offset by gains on asset sales. We expect that the sale of the aircraft will reduce future annual general and administrative expenses by approximately $1.0 million. See Note J to the notes to the consolidated financial statements for additional information on the charge taken for asset impairment and disposals.

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined by appraisals or sales prices of comparable assets. Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for sale when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable. Assets whose disposal is not probable within one year remain in “Property and Equipment, net” until their disposal is probable within one year. The judgments we make related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in usage or operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to recognize future impairment charges.
Depreciation and Amortization, Property and Equipment
     During the third quarter and first 40 weeks of 2005, depreciation and amortization increased as a percentage of total revenues. The increase was primarily attributable to the increase in stores being operated by the O’Charley’s and the Ninety Nine concepts.
Pre-opening Costs
     During the third quarter of 2005, pre-opening costs increased $0.5 million to $2.2 million from $1.7 million in the third quarter of 2004, reflecting eight restaurant openings compared to seven restaurants opened in the prior year quarter and pre-opening costs associated with our new Stoney River restaurant in Dublin, Ohio, which opened after the end of the third quarter. This is the first Stoney River restaurant opened since the fourth quarter of 2002. For the 40 weeks ended October 2, 2005, pre-opening costs declined by $0.2 million to $4.6 million from $4.8 million for the same prior year period. This decrease is due to three fewer O’Charley’s restaurant openings in the comparable periods but was offset by pre-opening costs incurred for the new Stoney River location and higher building costs as compared to the prior year. We estimate average pre-opening costs of approximately $230,000 for each new O’Charley’s restaurant, approximately $275,000 for each new Stoney River restaurant and approximately $200,000 for each new Ninety Nine restaurant.
Interest Expense, Net
     Interest expense, net during the third quarter and first 40 weeks of 2005 increased compared to the same prior-year periods as a result of the impact of higher short-term interest rates on our variable rate debt. Interest expense during the first three quarters of 2005 reflects $125.0 million of senior subordinated notes at a fixed rate of 9.0%; approximately $18.8 million weighted average debt outstanding on our $125.0 million bank revolver accruing interest at one-month LIBOR plus 1.25%; and other debt including capitalized lease obligations and prepaid financing costs. Approximately $100.0 million of the 9.0% senior subordinated notes have been effectively converted through interest rate swap agreements into a variable interest rate obligation based on the six-month LIBOR rate in arrears plus 3.9%.
Income Taxes
     Our effective tax rate applied to the pretax loss in the third quarter of 2005 was 44.6%, compared with a tax rate of 30.6% in the prior-year period. Our effective rate for the first 40 weeks ended October 2, 2005 was 18.7% as compared to 32.2% for the same prior year period. Since this rate is lower than the estimated tax rate applied to the first and second quarters, the income tax provision for the third quarter includes a change in estimate of $1.1 million, or $0.05 per diluted share, to adjust the year-to-date amount. The effective tax rate reduction is due to the lower results of operations in the third quarter and the asset impairment charges that were recognized, and because of higher income tax credits, primarily FICA tip credits, relative to the lower year-over-year results of operations.

Liquidity and Capital Resources
     Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities, capital leases and sales of common stock. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development. We do not believe this indicates a lack of liquidity. There were ten O’Charley’s and eight Ninety Nine restaurants opened during the 40 weeks ended October 2, 2005. Unlike most restaurant companies, we have a vertically integrated supply chain in which our commissary provides distribution services to all restaurants and manufactures certain items. As we continue to increase the amount of investment we are making in food inventory in our commissary we expect to see a reduction in the negative working capital.
     Our bank credit facility consists of a revolving credit facility with a maximum principal amount of $125.0 million. At October 2, 2005, the outstanding balance on the revolving credit facility was $24.0 million, which excludes approximately $6.1 million in letters of credit which also reduces our capacity on the credit facility. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. As of the end of the third quarter, our LIBOR loans were priced using a margin of 1.25%. The credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. We were in compliance with such covenants at October 2, 2005. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. All amounts owing under the facility are secured by 100% of our equity interests in each of our existing subsidiaries and substantially all of our subsidiaries’ tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment. The lenders may, under certain circumstances, also require that we pledge such real estate and equipment as collateral.
     From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements may effectively convert some of our obligations that bear interest at variable rates into fixed-rate obligations and may effectively convert some of our obligations that bear interest at fixed rates into variable-rate obligations. As of October 2, 2005, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $10.0 million of our outstanding variable-rate debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our credit facility. The swap agreements relating to the $10.0 million of our indebtedness expire in January 2006 and are accounted for as a cash flow hedges. During the first quarter of 2004, we entered into additional interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0% senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013. The Company’s weighted average interest rate for the third quarter of 2005 and 2004 was 8.5% and 7.1%, respectively.
     In October 2003, we announced an authorization to repurchase up to $25.0 million of our common stock. Any repurchases will be made from time to time in open market transactions or privately negotiated transactions at our discretion. To date, we have not repurchased any shares of our common stock under this authorization. Any repurchases will be funded by cash provided by operations or proceeds from short-term borrowings under our credit facility.

     In 2005, net cash flows used in investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, new equipment and improvements at our commissary, and technological improvements at our home office. During the 40 weeks ended October 2, 2005, new equipment financed through capitalized lease obligations was $4.5 million. New restaurant equipment financed through capitalized lease obligations was $4.9 million for the 40 weeks ended October 3, 2004. Capital expenditures for the 40 weeks ended October 2, 2005 and October 3, 2004, excluding new restaurant equipment financed through capitalized lease obligations, were as follows:

	October 2,	October 3,
	2005	2004
	(In thousands)
New store capital expenditures	$40,019	$20,094
Other capital expenditures	14,422	30,496

Total capital expenditures	$54,441	$50,590

     We expect the full year 2005 capital expenditures to be below or at the low end of a range of $70.0 million to $80.0 million. As part of our strategic planning process and our focus on improving results in our existing restaurants, we plan to develop and open fewer restaurants in 2006 than we will open in 2005. We expect to have opened 12 or 13 new company-operated O’Charley’s restaurants, 9 or 10 new Ninety Nine restaurants, and one new Stoney River restaurant in 2005.
     The following table sets forth our capital structure and certain financial data as of and for the 40 weeks ended October 2, 2005 and as of and for the year ended December 26, 2004:

	October 2,		December 26,
	2005		2004
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$24,000	4.5%	$21,000	4.0%
Secured mortgage note payable	130	0.0	146	0.0
Capitalized lease obligations	40,330	7.5	44,993	8.7

Total senior debt	64,460	12.0	66,139	12.7
Senior subordinated notes	125,000	23.3	125,000	24.0

Total debt(1)(2)	189,460	35.3	191,139	36.7
Shareholders’ equity	347,531	64.7	330,740	63.3

Total capitalization	$536,991	100.0%	$521,879	100.0%

Adjusted total debt(1)(3)	$432,501		$430,299
Adjusted total capitalization(1)(3)	$780,032		$761,039
EBITDA(1)(4)	$57,757		$85,955

(1)	We believe EBITDA, total debt, adjusted total debt and adjusted total capitalization are useful measurements to investors because they are commonly used as analytical indicators to evaluate performance, measure leverage capacity and debt service ability. These measures should not be considered as measures of financial performance or liquidity under U.S. generally accepted accounting principles. EBITDA, total debt, adjusted total debt and adjusted total capitalization should not be considered in isolation or as alternatives to financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. EBITDA, total debt, adjusted total debt and adjusted total capitalization, as presented, may not be comparable to similarly titled measures of other companies.

(2)	Total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, as reflected in our consolidated balance sheets:

	October 2,	December 26,
	2005	2004
	(In thousands)
Current portion of long-term debt and capitalized leases	$10,875	$12,670
Add:
Long-term debt, excluding current portion	149,108	146,125
Capitalized lease obligations, less current portion	29,477	32,344

Total debt	$189,460	$191,139

(3)	Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 weeks ended October 2, 2005 and December 26, 2004, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 weeks ended October 2, 2005 and December 26, 2004, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	October 2,	December 26,
	2005	2004
	(In thousands)
Current portion of long-term debt and capitalized leases	$10,875	$12,670
Add:
Long-term debt, excluding current portion	149,108	146,125
Capitalized lease obligations, less current portion	29,477	32,344

Total debt	189,460	191,139
Add eight times rent expense:	243,041	239,160

Adjusted total debt	432,501	430,299
Add:
Shareholders’ equity	347,531	330,740

Adjusted total capitalization	$780,032	$761,039

(4)	EBITDA represents earnings before interest expense, income taxes, and depreciation and amortization. The following table reconciles EBITDA, as described above, to net earnings and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	40 Weeks	Fiscal Year
	Ended	Ended
	October 2,	December 26,
	2005	2004
	(In thousands)
Net earnings	$10,391	$23,319
Add:
Income tax expense	2,384	9,362
Interest expense, net	11,619	13,476
Depreciation and amortization, property and equipment	33,363	39,798

EBITDA	$57,757	$85,955

	40 Weeks	Fiscal Year
	Ended	Ended
	October 2,	December 26,
	2005	2004
	(In thousands)
Cash flows provided by operating activities	$45,921	$70,498
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Expense related to equity-based compensation	(470)	(2,171)
Deferred income taxes	1,037	464
Loss on sale of assets	(393)	(215)
Donation of stock	—	(137)
Changes in operating assets and liabilities	132	1,413
Changes in long-term assets and liabilities	(531)	(4,062)
Tax benefit derived from exercise of stock options	(882)	(1,224)
Income tax expense	2,384	9,362
Interest and other expense	10,559	12,027

EBITDA	$57,757	$85,955

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
Critical Accounting Policies
     In our Annual Report on Form 10-K for the year ended December 26, 2004, we identified our critical accounting policies related to property and equipment, lease accounting, equity-based compensation, excess of cost over fair value of net assets acquired (goodwill), and impairment of long-lived assets. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 40 weeks of 2005, there have been no material changes in our critical accounting policies.
Contractual Obligations and Commercial Commitments
     The tables and discussion below set forth certain of our contractual obligations and commercial commitments at October 2, 2005. Other than the items listed and discussed below, no other material changes have occurred in the contractual obligations and commercial commitments disclosed in our Annual Report on Form 10-K for the year ended December 26, 2004.

		Payments Due by Period
		Less			More
		than			than
Contractual Obligations	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Long-term debt	$149,130	$22	$24,052	$56	$125,000
Capitalized lease obligations(1)	44,310	12,705	18,422	10,845	2,338

		Amount of Commitment Expiration
		per Period
		Less			More
	Total	than			than
Other Commercial Commitments	Committed	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Revolving credit facility(2)	$125,000	—	$125,000	—	—
Guarantee of joint-venture financing(3)	$15,000	—	$15,000	—	—

(1)	Capitalized lease obligations include the $4.0 million interest component.

(2)	This pertains to our revolving credit facility of which $24.0 million is included in long-term debt shown above. We have $6.1 million of outstanding letters of credit as of October 2, 2005 which reduces the capacity of the revolving credit facility but is not funded debt. As of October 2, 2005, we have $94.9 million remaining borrowing capacity under our revolving credit facility.

(3)	This pertains to the financing arrangement for franchisees with GE Capital Franchise Finance Corporation and represents our maximum obligation. As of October 2, 2005, there were no loans outstanding under this financing arrangement.

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. In accordance with SFAS 123(R), we will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees beginning in the first quarter of 2006. We are continuing to evaluate the impact of this standard on its consolidated financial statements.
     In August 2005, the FASB issued FASB Staff Position FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R.” In this FSP, the FASB decided to defer the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of Statement SFAS 123(R). As discussed above we are continuing to evaluate the impact of SFAS 123(R) on our consolidated financial statements and will begin accounting for compensation expense in accordance with SFAS 123(R) in the first quarter of 2006.
     In October 2005, the FASB has issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB concludes in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. FASB Technical Bulletin (FTB) No. 88-1, Issues Relating to Accounting for Leases, requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As discussed in Note 2 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 26, 2004 we have already adopted this accounting guidance based on the letter issued by the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants in February 2005.
IMPACT OF INFLATION
     The impact of inflation on the cost of food, labor, equipment, land construction costs, and fuel/energy costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs over the past 12 months have had a negative impact on consumer behavior and have increased the cost of operating our commissary. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.
Outlook
     On October 27, 2005 we announced that we expect to report net earnings per diluted share of between $0.02 and $0.07 for the 12 weeks ending December 25, 2005, and net earnings per diluted share of between $0.47 and $0.52 for the full fiscal year ending December 25, 2005. Projected results for the fourth quarter are based upon anticipated same restaurant sales declines of between 0% and 2% for the O’Charley’s concept, an increase in same restaurant sales for the Ninety Nine concept of between 0% and 2%, and continued pressure on operating margins. We anticipate an effective tax rate of 18.7% for the full fiscal year, compared with 28.6% in 2004, and interest expense between $15.0 million and $16.0 million for the year, compared with $13.5 million in the 2004 fiscal year. Our fourth quarter guidance does not reflect any impact for restructuring or other charges relating to decisions that we may make in the fourth quarter as part of our turnaround efforts. Our 2005 guidance does not reflect any impact from expensing stock awards. We expect to begin expensing stock awards in fiscal 2006 upon adopting SFAS 123(R).
     As part of our strategic planning process and our focus on improving results in our existing restaurants, we plan to develop and open fewer restaurants in 2006 than we will open in 2005. We currently plan to open between 2 and 5 new company-operated O’Charley’s restaurants, between 7 and 10 new Ninety Nine restaurants, and 2 or 3 new Stoney River restaurants in 2006. In comparison, we expect to have opened 12 or 13 new company-operated O’Charley’s restaurants, 9 or 10 new Ninety Nine restaurants, and one new Stoney River restaurant in 2005.
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
     As an additional method of managing our interest rate exposure on our credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a variable-rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. At October 2, 2005 and October 3, 2004, we had interest rate swap agreements with a financial institution that effectively converted a portion of the variable-rate revolving line of credit into a fixed-rate obligation. The notional amount of these swaps is $10.0 million and is based on one month LIBOR plus a specified margin ranging from 1.25% to 2.25%. The interest terms of these swaps mirror the interest terms on the debt. These swap agreements expire in January 2006.
     At October 2, 2005 and October 3, 2004, we also had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during our fiscal quarter ended October 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. We worked closely with the Knox County Health Department and the Centers for Disease Control and Prevention when we became aware of this incident and cooperated fully with their directives and recommendations. We are aware of 81 individuals who have contracted the Hepatitis A virus, most of whom have been linked to our Knoxville restaurant during the time of the outbreak. As of the date of this filing, we are also aware of 56 lawsuits that have been filed against us, all but one of which have been filed in the Circuit Court for Knox County, Tennessee, that allege injuries or fear of injuries from the Hepatitis A incident. As of November 7, 2005, we and other defendants have entered into agreements to settle 51 of these cases. A number of the remaining suits seek substantial damages, including treble damages under Tennessee consumer protection laws and punitive damages. One of the lawsuits was filed by an individual who contracted Hepatitis A and died following the filing of his lawsuit. This suit has been amended to seek compensatory damages not to exceed $7.5 million and punitive damages not to exceed $10.0 million alleging wrongful death. Other plaintiffs have alleged significant health concerns, including ailments requiring hospitalization.
     As the result of a joint investigation of the Knox County Health Department, the Tennessee Department of Health, the Centers for Disease Control and Prevention and the Food and Drug Administration, the outbreak of the Hepatitis A virus has been associated with eating green onions (scallions).
     While we intend to vigorously defend the litigation that has been filed against us, we are not able to predict the outcome of the litigation that has been filed against us relating to the Hepatitis A outbreak or the amounts that we may be required to pay to settle that litigation or to satisfy any adverse judgments that may be rendered against us. We have liability insurance which has covered our legal costs to date and our share of the 51 cases settled. We believe our liability insurance is in amounts sufficient to cover our liability in the remaining cases filed against us and that the ultimate resolution of these cases will not be material to our results of operations or financial condition. There can be no assurance, however, that our insurance will be sufficient to cover our share of the ultimate loss or liability. If we suffer losses or liabilities in excess of our insurance coverage, there could be a material adverse effect on our results of operations and financial condition. We also have insurance that provides coverage, subject to limitations, for lost income at our restaurants whose results of operations were adversely affected by the Hepatitis A incident. We have submitted a claim pursuant to our insurance coverage for this type of loss, but our carrier has disagreed with our claim. At this point, we cannot reasonably estimate the value of any potential settlement of this claim or the timing thereof.
     In addition, we are a defendant from time to time in various other legal proceedings arising in the ordinary course of business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims with respect to insurance recoveries; and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. We do not believe that any of these legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur or accrue expenses relating to legal proceedings, however, which may adversely affect our results of operations in a particular period.

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
O’Charley’s Inc.
(Registrant)

Date: November 14, 2005	By:	/s/ Gregory L. Burns

Gregory L. Burns
Chairman and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Lawrence E. Hyatt

Lawrence E. Hyatt
Chief Financial Officer, Secretary and Treasurer