Form 10-K
period 2005-12-25
O CHARLEYS INC
filed 2006-03-10
CIK 864233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2005
Commission file number 0-18629
O’CHARLEY’S INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1192475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3038 Sidco Drive Nashville, Tennessee (Address of principal executive offices)	37204 (Zip Code)

Registrant’s telephone number, including area code:	(615) 256-8500

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value
Series A Junior Preferred Stock Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $389.2 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock.
     The number of shares of common stock outstanding on March 7, 2006 was 22,914,003.
DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are
Part of Form 10-K	incorporated by reference
Part III	Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held May 18, 2006

O’CHARLEY’S INC.
PART I

Item 1.	Business.
     We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts which operate under the “O’Charley’s,” “Ninety Nine Restaurant and Pub” and “Stoney River Legendary Steaks” trade names. As of December 25, 2005, we operated 225 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 109 Ninety Nine restaurants in eight Northeastern states, and seven Stoney River restaurants in the Southeast and Midwest. As of December 25, 2005, we had four franchised O’Charley’s restaurants located in Michigan and two locations in Louisiana that are operated by a joint venture franchisee in which we have an ownership interest.
Our Restaurant Concepts
O’Charley’s
     We acquired the original O’Charley’s restaurant in Nashville, Tennessee in May 1984. O’Charley’s is a casual dining restaurant concept whose strategy is to differentiate its restaurants by serving high-quality, freshly prepared food at moderate prices and with attentive guest service. O’Charley’s restaurants are intended to appeal to a broad spectrum of guests from a diverse income base, including mainstream casual dining guests, as well as upscale casual dining and value oriented guests. The O’Charley’s menu is mainstream, but innovative and distinctive in taste. The O’Charley’s menu features a variety of items including USDA Choice hand-cut and aged steaks, baby-back ribs basted with our own tangy BBQ sauce, fresh salmon, a variety of seafood, salads with special recipe salad dressings and O’Charley’s signature caramel pie. All entrees are cooked to order and feature a selection of side items in addition to our hot, freshly baked yeast rolls. We believe the large number of freshly prepared items on the O’Charley’s menu helps differentiate our O’Charley’s concept from other casual dining restaurants.
     O’Charley’s restaurants are open seven days a week and serve lunch, dinner and Sunday brunch and offer full bar service. Specialty menu items include “limited time only” promotions, O’Charley’s Lunch Club, a special kids menu and a “kids eat free” program in selected markets. We are continually developing new menu items for our O’Charley’s restaurants to respond to changing guest tastes and preferences. Lunch entrees range in price from $5.99 to $9.99, with dinner entrees ranging from $6.99 to $17.99. The average check per guest, including beverages, was $11.52 in 2005, $11.52 in 2004, and $11.60 in 2003.
     We seek to create a casual, neighborhood atmosphere in our O’Charley’s restaurants through an open layout and exposed kitchen and by tailoring the decor of our restaurants to the local community. The exterior typically features bright red and green neon borders, multi-colored awnings and attractive landscaping. The interior typically is open, casual and well lighted and features warm woods, exposed brick, color prints and hand-painted murals depicting local history, people, places and events. The prototypical O’Charley’s restaurant is a free-standing building ranging in size from approximately 4,900 to 6,800 square feet with seating for approximately 163 to 275 guests, including approximately 60 bar seats. We periodically update the interior and exterior of our restaurants to reflect refinements in the concept and respond to changes in guest tastes and preferences.
     Historically, we have grown the O’Charley’s concept through opening new restaurants. As part of the strategic planning process and our focus on improving results in existing restaurants, we have decided to open fewer restaurants in 2006. We opened 13 new company-owned restaurants and closed nine company-owned restaurants in 2005. In 2006, we plan on developing between three and five new company-owned restaurants and five to seven new franchised or joint venture O’Charley’s restaurants.
     On January 30, 2006, we announced the hiring of Jeff D. Warne as our new O’Charley’s Concept President. Mr. Warne will be responsible for leading the day-to-day operations at the O’Charley’s concept, including the implementation of programs such as “Project RevO’lution” that is designed to enhance profitability and long-term growth, as well as increase brand value, guest counts and sales. Mr. Warne has substantial experience in the casual dining industry and is replacing Steven J. Hislop, who resigned as O’Charley’s Concept President and as a member of our Board of Directors.
Ninety Nine Restaurant and Pub
     In January 2003, we acquired Ninety Nine Restaurant and Pub, (“Ninety Nine”) a Woburn, Massachusetts based casual dining concept that began in 1952 with its initial location at 99 State Street in downtown Boston. Ninety Nine restaurants are casual dining restaurants that we believe have earned a reputation as friendly, comfortable places to gather and enjoy great American food and drink at a terrific price. Ninety Nine restaurants are intended to appeal to mainstream casual dining and value oriented guests. The Ninety Nine menu features approximately 75 items, including a wide selection of appetizers, soups, salads, sandwiches, burgers, beef, chicken and seafood entrees and desserts. Ninety Nine restaurants offer full bar service, including a wide selection of imported and domestic beers, wines and specialty drinks.
     Ninety Nine restaurants are open seven days a week and serve lunch and dinner. Lunch entrees range in price from $5.99 to $9.99, with dinner entrees ranging from $6.29 to $14.99. The average check per guest, including beverages, was $13.69 in 2005, $13.86 in 2004, and $13.78 in 2003.
     Ninety Nine restaurants seek to provide a warm and friendly neighborhood pub atmosphere. Signature elements of the prototypical Ninety Nine restaurant include an open view kitchen, booth seating, walls decorated with local community memorabilia and a centrally located rectangular bar. The prototypical Ninety Nine restaurant is a free-standing building of approximately 5,800 square feet in size with seating for approximately 190 guests, including approximately 30 bar seats. Ninety Nine has grown through remodeling traditional and non-traditional restaurant locations as well as through developing new restaurants in the style of our prototype restaurant. During 2006, we plan to open between seven and ten new Ninety Nine restaurants.
Stoney River Legendary Steaks
     We acquired Stoney River in May 2000. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining guests by offering the high-quality food and attentive guest service typical of high-end steakhouses at more moderate prices. Stoney River restaurants have an upscale “mountain lodge” design with a large stone fireplace, plush sofas and rich woods that is intended to make the interior of the restaurant inviting and comfortable. The Stoney River menu features several offerings of premium Midwestern beef, fresh seafood and a variety of other gourmet entrees. An extensive assortment of freshly prepared salads and side dishes are available a la carte. The menu also includes several specialty appetizers and desserts. Stoney River restaurants offer full bar service, including an extensive selection of wines. The price range of entrees is $16.95 to $32.95. The average check per guest, including beverages, was $40.56 in 2005, $39.53 in 2004 and $37.42 in 2003.
     We have established a “managing partner program” for the general managers of our Stoney River restaurants pursuant to which each general manager had the opportunity to acquire a 6% interest in the limited liability company that owns the restaurant that the general manager manages in exchange for a capital contribution to that subsidiary. The general managers at four of the seven Stoney River restaurants each acquired a 6% interest in their restaurant for a capital contribution of $25,000. Upon the fifth anniversary of the managing partner’s capital contribution to the subsidiary, we have the option, but not the obligation, to purchase the managing partner’s 6% interest for fair market value. Under the terms of the agreements between us and each managing partner, fair market value would be determined by negotiations between the parties. If such negotiations did not result in an agreement on value, a third-party appraisal process would be used to determine fair market value. We expect to make changes to this program for future Stoney River restaurants. In 2006, we plan on opening two or three new Stoney River restaurants.
Support Operations
     Commissary Operations. We operate an approximately 220,000 square foot commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our O’Charley’s, Ninety Nine and Stoney River restaurants and manufacture certain

O’Charley’s brand food products for our O’Charley’s restaurants and, to a lesser extent, for sale to other customers, including retail grocery chains, mass merchandisers and wholesale clubs. In addition, our Nashville commissary operates a USDA-approved and inspected facility at which we cut beef for our O’Charley’s and Stoney River restaurants and a production facility at which we manufacture the signature yeast rolls and salad dressings served in our O’Charley’s restaurants. We believe our Nashville commissary has sufficient capacity to meet a substantial majority of the distribution needs of our existing and planned O’Charley’s and Stoney River restaurants for the next several years. We also operate a 20,000 square foot commissary operation located in Woburn, Massachusetts through which we distribute a portion of the food products and supplies for our Ninety Nine restaurants, primarily “center of the plate” items including red meat, poultry and seafood. Our Woburn commissary operates a USDA-approved and inspected facility at which we cut beef tips for our Ninety Nine restaurants and a production facility at which we prepare the soups, sauces and marinades served in our Ninety Nine restaurants. In October 2005, we opened a 78,000 square foot distribution facility in Bellingham, Massachusetts to supply our Ninety Nine concept. Our Bellingham commissary provides us additional storage capacity for our Ninety Nine restaurants, allowing us to further develop and enhance our vertically integrated supply chain. We are currently searching for a senior supply chain executive who will aggressively pursue cost savings opportunities, improve the quality of the products we deliver to our guests, and consider all alternatives for our commissary operations, including whether to retain the commissary as part of our supply chain.
     Human Resources. We maintain a human resources department that supports restaurant operations, the restaurant support center, the financial services center and commissary through the design and implementation of policies, programs, procedures and benefits for our team members. The human resources department is responsible for the oversight of team member relations and enforces the alternative dispute resolution process. However, all team members are encouraged to first address any employment related issues or concerns through our open door policies or a toll free 800 number. This department also maintains our code of conduct and addresses possible compliance issues. The human resources area also administers the Team Member Survey and is responsible for identifying issues and developing action plans to resolve any issues that are identified. During 2005, we hired Randy Harris as our Chief Human Resources Officer. Mr. Harris is an experienced human resources executive and is involved in all areas of organizational design, operational effectiveness, compensation programs, recruiting and training. Effective January 1, 2006, all of our human resources functions for the entire company were consolidated under Mr. Harris.
     Guest Relations. To better understand our guests’ expectations and experiences, we have implemented the Guest Satisfaction Index (GSI). GSI is a survey based tool that is intended to measure levels of guest satisfaction at each O’Charley’s and Ninety Nine restaurant and to provide immediate feedback at all levels of the organization. Guests are issued an invitation on a random basis through our point-of-sale system to take a telephone survey. Primary focus is placed on identification and improvement of top box predictors of a highly satisfied guest experience. Our ability to continuously monitor service levels and satisfaction at the restaurant level, while providing guests with a convenient, brief, unbiased and user friendly way to share their comments, allows us to focus on converting satisfied guests to highly satisfied or truly loyal guests. During 2005, our focus on the primary satisfaction predictors resulted in a significant increase in O’Charley’s percentage of highly satisfied guests as measured by our GSI. Our Ninety Nine concept implemented GSI in April 2005. In addition to measuring and communicating guest satisfaction results, our guest relations team receives direct calls and written correspondence from our O’Charley’s and Ninety Nine guests, ensuring timely and accurate response to all communications.
     Advertising and Marketing. We have an ongoing advertising and marketing plan for each of our restaurant concepts for the development of television, radio and newspaper advertising for our restaurants and also use point of purchase and local restaurant marketing. We focus our marketing efforts on building brand loyalty and emphasizing the distinctiveness of our restaurant atmosphere and menu offerings. We conduct annual studies of changes in guest tastes and preferences and are continually evaluating the quality of our menu offerings. In addition to advertising, we encourage restaurant level team members to become active in their communities through local charities and other organizations and sponsorships.

     Restaurant Reporting. Our use of technology and management information systems is essential for the management oversight needed to produce strong operating results. During 2005, we began the implementation of a theoretical food cost system through which we expect to more closely monitor waste during the food preparation and execution stages of our operations. We maintain operational and financial controls in each restaurant, including management information systems that monitor sales, inventory, and labor and that provide reports and data to our restaurant support center. The management accounting system polls data from our restaurants and generates daily reports of sales, sales mix, guest counts, check average, cash, labor and food cost. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. We also utilize these systems for financial and budgetary analysis, including analysis of sales by restaurant, product mix and labor utilization. Our internal audit department audits a sample of our restaurants to measure compliance with our operational systems, procedures and controls. During November 2005, we opened a shared services center that we call the Financial Services Center (FSC) in Brentwood, Tennessee. The FSC has been designed to allow for the integration of the Ninety Nine back office accounting functions along with the current O’Charley’s and Stoney River infrastructure. Beginning in fiscal 2006, most of the Ninety Nine accounting functions will be performed at the FSC with the remaining functions to be transitioned during 2006. We believe that consolidating the accounting functions of our three concepts will provide a structure that creates consistency and provides more centralized control over our accounting and financial reporting functions while at the same time promoting continuous process improvement and savings on the overall cost of support functions.
     Real Estate and Construction. We maintain an in-house real estate and construction department to assist in the site selection process, secure real estate, develop architectural and engineering plans, oversee new construction and to remodel existing restaurants. We maintain a broad database of possible sites which we analyze against our site criteria in order to target the best possible locations. Once a site is selected, our real estate department oversees the acquisition process, while our construction department obtains zoning and all other required governmental approvals, develops detailed building plans and specifications and constructs and equips the restaurants. During 2005, we consolidated all of the real estate development functions under James Quackenbush, Corporate Vice-President of Development, who was formerly the Executive Vice-President of Strategic Development for Ninety Nine.
Restaurant Locations
     The following table sets forth the markets in which our company-owned O’Charley’s, Ninety Nine and Stoney River restaurants were located at December 25, 2005, including the number of restaurants in each market.
O’Charley’s Restaurants

Alabama (21)	Kentucky (20)	Ohio (19)
Birmingham (6)	Ashland	Cincinnati (7)
Decatur	Bowling Green	Cleveland
Dothan	Cold Spring	Columbus (7)
Florence	Danville	Dayton (3)
Guntersville	Elizabethtown	Harrison
Huntsville (2)	Florence
Mobile (4)	Frankfort	South Carolina (12)
Montgomery (2)	Hopkinsville	Aiken
Opelika	Lexington (4)	Anderson
Oxford	Louisville (5)	Charleston (2)
Tuscaloosa	Owensboro	Columbia (3)
	Paducah	Greenville
Arkansas (3)	Richmond	Greenwood
Fayetteville		Rock Hill
Jonesboro	Louisiana (1)	Simpsonville
Rogers	Monroe	Spartanburg

Florida (6)	Mississippi (8)	Tennessee (35)
Destin	Biloxi	Chattanooga (2)
Jacksonville (3)	Hattiesburg	Clarksville (2)
Panama City	Jackson	Cleveland
Pensacola	Meridian	Cookeville
	Olive Branch	Jackson
Georgia (26)	Pearl	Johnson City
Atlanta (17)	Southhaven	Kingsport
Augusta	Tupelo	Knoxville (5)
Canton		Memphis (3)
Columbus	Missouri (11)	Morristown
Dalton	Cape Girardeau	Murfreesboro (2)
Ft. Oglethorpe	Kansas City (3)	Nashville (13)
Gainesville	St. Louis (7)	Pigeon Forge
Griffin		Springfield
Macon (2)	North Carolina (24)
	Asheville	Virginia (12)
Illinois (5)	Burlington	Bristol
Champaign	Charlotte (8)	Fredericksburg
Marion	Durham	Harrisonburg
O’Fallon	Fayetteville	Lynchburg
Springfield (2)	Greensboro	Roanoke (2)
	Greenville	Richmond (6)
Indiana (20)	Hendersonville
Bloomington	Hickory	West Virginia (2)
Clarksville	Jacksonville	Charleston (2)
Corydon	Raleigh (3)
Evansville (2)	Wilmington (2)
Fort Wayne (2)	Winston-Salem (2)
Indianapolis (11)
Lafayette
Richmond
     In addition to the above company-owned locations, as of December 25, 2005, we had four franchise locations in Michigan, and two locations in Louisiana that are operated by a joint venture in which we have a financial interest. The locations of these restaurants are set forth below.
O’Charley’s Franchised and Joint Venture Restaurants

Michigan (4)	Louisiana (2)
Grand Rapids	Lake Charles
Livonia	Lafayette
Chesterfield
Holland

Ninety Nine Restaurants

Connecticut (15)	New Hampshire (14)	Pennsylvania (1)
Enfield	Concord	Trevose (Bensalem)
Groton	Dover
Hartford (8)	Hooksett	Rhode Island (3)
Manchester	Keene	Cranston
New Haven (2)	Littleton	Newport
Norwich	Londonderry	Warwick
Torrington	Manchester
	Nashua	Vermont (2)
Maine (5)	North Conway	Rutland
Augusta	Portsmouth	Williston
Bangor	Salem
Portland (3)	Seabrook
Tilton
West Lebanon

Massachusetts (60)	New York (9)
Auburn	Albany (2)
Boston (37)	Clifton Park
Centerville	Kingston
Chicopee	Plattsburgh
Fairhaven	Queensbury
Fall River	Rotterdam
Fitchburg	Saratoga Springs
Holyoke	Utica
Mashpee
North Attleboro
North Dartmouth
Plymouth
Pittsfield
Seekonk
Springfield (4)
Tewksbury
West Yarmouth
Worchester (4)
Stoney River Restaurants

Georgia (2)	Kentucky (1)	Ohio (1)
Atlanta (2)	Louisville	Dublin

Illinois (2)	Tennessee (1)
Chicago (2)	Nashville

Franchising
     We seek franchising relationships with successful restaurant operators for the development of O’Charley’s restaurants in areas that are outside of our current growth plans for company-owned restaurants. We have entered into and continue to look to enter into, exclusive multi-unit development agreements with third party franchisees and joint venture partners to open and operate O’Charley’s restaurants. Franchisees and joint venture partners are required to comply with our specifications as to restaurant space, design and décor, menu items, principal food ingredients, team member training and day-to-day operations. The following table illustrates the various agreements that we have executed with our joint venture partners and franchisees along with the contracted markets, the current number of restaurants operated by each joint venture and franchisee and the number of restaurants that they are contractually able to develop:

			Total
			Restaurants
	Franchise / Joint Venture	Current	Contracted for
Program	Entity	Restaurants	Development	Markets
Joint Venture:
	JFC Enterprises, LLC	2	10	Southern Louisiana and Beaumont, Texas
	Wi-Tenn Restaurants, LLC	—	10	Wisconsin
Franchisee:
	Four Star Restaurant Group, LLC	—	10	Iowa, Nebraska, Topeka, Kansas and Eastern South Dakota
	O’Candall Group, Inc.	—	50	Tampa and Orlando Florida, Pittsburgh, Pennsylvania and Northern Ohio
	OCM Development, LLC	4	15	Michigan
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
     Approximately 12% of restaurant sales in 2005 were attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities, to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities. Similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect its operations or, in an extreme case, cause us to close the restaurant. We have established standardized procedures for our restaurants designed to assure compliance with applicable codes and regulations.
     We are subject, in most states in which we operate restaurants, to “dram-shop” statutes or judicial interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
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
Team Members
     As of December 25, 2005, we employed approximately 7,515 full-time and 14,725 part-time team members. None of our team members are covered by a collective bargaining agreement. We have an alternative dispute resolution program in which all team members are required to participate as a condition of employment. We consider our team member relations to be good.
Executive Officers of the Registrant
     Our executive officers are elected by the board of directors and serve at the pleasure of the board of directors. The following table sets forth certain information regarding our executive officers.

Name	Age	Position
Gregory L. Burns	51	Chief Executive Officer and Chairman of the Board
Lawrence E. Hyatt	51	Chief Financial Officer, Secretary and Treasurer
Randall C. Harris	55	Chief Human Resources Officer
Jeff D. Warne	45	Concept President — O’Charley’s
Herman A. Moore, Jr.	54	President, Commissary Operations
John R. Grady	53	Concept President-Ninety Nine Restaurant and Pub
Anthony J. Halligan III	47	Concept President-Stoney River Legendary Steaks
R. Jeffrey Williams	39	Chief Accounting Officer and Corporate Controller
James K. Quackenbush	47	Corporate Vice-President of Development
     The following is a brief summary of the business experience of each of our executive officers.
     Gregory L. Burns has served as Chief Executive Officer and Chairman of the Board since February 1994. Mr. Burns, a director since 1990, served as President from September 1996 to May 1999 and from May 1993 to February 1994, as Chief Financial Officer from October 1983 to September 1996, and as Executive Vice President and Secretary from October 1983 to May 1993.
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
     Randall C. Harris has served as Chief Human Resources Officer since October 2005. Prior to joining our company, he was Senior Vice President of Human Resources for Nextel Communications from 1999 to 2005. Mr. Harris was with Sodexho Marriott Services as Chief Human Resources Officer from 1997 to 1999. Mr. Harris’ earlier experience includes general management and human resource positions with Dun & Bradstreet, First Data Corporation, and American Express.
     Jeff D. Warne joined our company as Concept President-O’Charley’s in February 2006. Mr. Warne joins O’Charley’s after fifteen years with Carlson Companies, Inc. In his most recent assignment at Carlson, Mr. Warne was President and Chief Operating Officer of PickUp Stix from 2005 to 2006, where he was responsible for the overall management of the brand including restaurant operations, franchise operations, marketing, real estate development, commissary operations, finance, human resources and training. Previously, Mr. Warne served as Executive Vice President and Chief Operating Officer of TGI Friday’s International from 2002 to 2004, where he was responsible for the overall management of TGI Friday’s restaurant operations outside of the United States. Mr. Warne’s earlier experience at Carlson includes serving as Chief Financial Officer of Carlson Restaurants Worldwide from 1998 to 2002, Vice President of Business Planning from 1994 to 1998, and Director of Corporate Audit from 1990 to 1994.
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
     Anthony J. Halligan III was named Concept President — Stoney River Legendary Steaks in February 2006. Prior to being named President, Mr. Halligan served in the capacity of Vice-President from 2000 until 2006. Prior to his tenure with Stoney River, Mr. Halligan served in various capacities for companies in the restaurant and retail industries.
     R. Jeffrey Williams has served as Chief Accounting Officer since February 2006 and as Corporate Controller since February 2003. Mr. Williams served as Controller for the O’Charley’s Concept from July 2001 to February 2003. Mr. Williams served as Controller of The Krystal Company from July 2000 to July 2001. Mr. Williams served as Director of Financial Planning and Analysis for Cracker Barrel Old Country Store from July 1999 to July 2000 and as Accounting Manager for Cracker Barrel Old Country Store from November 1996 to July 1999. Mr. Williams is a certified public accountant.
     James K. Quackenbush has served as Corporate Vice-President of Development since December 2005. Mr. Quackenbush served as Executive Vice-President of Strategic Development for the Ninety Nine concept from May 2002 to November 2005. Prior to joining Ninety Nine he served in various management positions at McDonalds Corporation for over fifteen years.
Available Information
     We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E.,, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.ocharleysinc.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.
     We have posted our Corporate Governance Guidelines, Code of Conduct and Business Ethics Policy for directors, officers and team members, and the charters of our Audit, Compensation and Human Resources and Nominating and Corporate Governance Committees of the board of directors on our website at www.ocharleysinc.com. Copies of our corporate governance materials are available free of charge upon request by any shareholder to our Corporate Secretary, O’Charley’s Inc., 3038 Sidco Drive, Nashville, Tennessee 37204.

Item 1A.	Risk Factors.
Risk Factors
     Some of the statements we make in this Annual Report on Form 10-K are forward-looking. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “seek” or similar expressions. These forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, plans or expectations including, but not limited to, the discussions of our operating and growth strategy, projections of revenue, income or loss, information regarding future restaurant openings and capital expenditures, potential increases in food and other operating costs, and our development, expansion, franchising and joint venture plans and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the risks and uncertainties discussed below. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We do not undertake any obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.
Changing consumer preferences and discretionary spending patterns could force us to modify our concepts and menus and could result in a reduction in our revenues.
     Our O’Charley’s and Ninety Nine restaurants are casual dining restaurants that feature menus intended to appeal to a broad spectrum of guests. Our Stoney River restaurants are upscale steakhouses that feature steaks, fresh seafood and other gourmet entrees. Our continued success depends, in part, upon the popularity of these foods and these styles of dining. Shifts in consumer preferences away from this cuisine or dining style could materially adversely affect our future operating results. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes in our concepts and menus in order to respond to changes in consumer tastes or dining patterns. If we change a restaurant concept or menu, we may lose guests who do not prefer the new concept or menu, and may not be able to attract a sufficient new guest base to produce the revenue needed to make the restaurant profitable. In addition, consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Stoney River menu, or by specific events such as E. coli food poisoning or outbreaks of bovine spongiform encephalopathy (mad cow disease) or other diseases.
     Our success is also dependent to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could harm our results of operations.
We may experience higher operating costs, which would adversely affect our operating results, if we cannot increase menu prices to cover them.
     Our operating results are significantly dependent on our ability to anticipate and react to increases in food, labor, team member benefits, energy and other costs. Various factors beyond our control, including adverse weather conditions (including hurricanes), governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because the pricing strategy at our O’Charley’s and Ninety Nine restaurants is intended to provide an attractive price-to-value relationship, we may not be able to pass along price increases to our guests.
     We compete with other restaurants for experienced management personnel and hourly team members. Each of our concepts now offers medical benefits to hourly team members, which has increased our benefit costs. In addition, any increase in the federal minimum wage rate would likely cause an increase in our labor costs. We cannot assure you that we will be able to offset increased wage and benefit costs through our purchasing and hiring practices or menu price increases, particularly over the short term. As a result, increases in wages and benefits could have a material adverse effect on our business.
Our continued growth depends on our ability to open new restaurants and operate our new restaurants profitably, which in turn depends upon our continued access to capital.
     A significant portion of our historical growth has been due to opening new restaurants. We opened 13 new company-owned O’Charley’s restaurants, ten new Ninety Nine restaurants and one new Stoney River restaurant in 2005. We currently plan to open between three and five new company-owned O’Charley’s restaurants, between seven and ten new Ninety Nine restaurants, and two or three new Stoney River restaurants in 2006. Our ability to open new restaurants will depend on a number of factors, such as:
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
     As part of our growth plans, we may open new restaurants in areas in which we have little or no operating experience and in which potential guests may not be familiar with our restaurants. For example, in the fourth quarter of fiscal 2005, we expanded our Ninety Nine concept into the Philadelphia, Pennsylvania market. As a result, we have incurred and may continue to incur costs related to the opening, operation, supervision and promotion of those new restaurants that are substantially greater than those incurred in other areas. Even though we may incur substantial additional costs with these new restaurants, they may attract fewer guests than our more established restaurants in existing markets. As a result, the results of operations at new restaurants may be inferior to those of our existing restaurants. The new restaurants may even operate at a loss.
     Another part of our growth plan is to open restaurants in markets in which we have existing restaurants. We may be unable to attract enough guests to the new restaurants for them to operate at a profit. Even if we are able to attract enough guests to the new restaurants to operate them at a profit, those guests may be former guests of one of our existing restaurants in that market and the opening of a new restaurant in the existing market could reduce the revenue of our existing restaurants in that market.
We could face labor shortages that could adversely affect our results of operations.
     Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified team members, including restaurant managers, kitchen staff and servers, necessary to continue our operations and to keep pace with our growth. Qualified individuals of the requisite caliber and quantity needed to fill these positions are in short supply. Given the low unemployment rates in certain areas in which we operate, we may have difficulty hiring and retaining qualified management and other personnel. Any inability to recruit and retain sufficient qualified individuals may adversely affect operating results at existing restaurants and delay the planned openings of new restaurants. Any delays in opening new restaurants or any material increases in team member turnover rates in existing restaurants could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, we have increased wages and benefits to attract a sufficient number of competent team members, resulting in higher labor costs.

Our restaurants are concentrated geographically; if any one of the regions in which our restaurants are located experiences an economic downturn, adverse weather or other material change, our business results may suffer.
     Our O’Charley’s restaurants are located predominately in the Southeastern and Midwestern United States. Our Ninety Nine restaurants are located in the Northeastern United States. As of December 25, 2005, we operated 35 of our 225 O’Charley’s restaurants in Tennessee and 60 of our 109 Ninety Nine restaurants in Massachusetts. As a result, our business and our financial or operating results may be materially adversely affected by adverse economic, weather or business conditions in these markets, as well as in other geographic regions in which we locate restaurants.
Our restaurants may not be able to compete successfully with other restaurants, which could adversely affect our results of operations.
     The restaurant industry is intensely competitive with respect to price, service, location, nutritional and dietary trends and food quality, and there are many well-established competitors with substantially greater financial and other resources than us, including a large number of national and regional restaurant chains. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are or may be located. If our restaurants are unable to compete successfully with other restaurants in new and existing markets, our results of operations will be adversely affected.
     To the extent that we open restaurants in larger cities and metropolitan areas, we expect competition to be more intense in those markets. We also compete with other restaurants for experienced management personnel and hourly team members and with other restaurants and retail establishments for quality sites.
Any disruption in the operation of our commissaries could adversely affect our ability to operate our restaurants.
     We operate a commissary in Nashville, Tennessee through which we purchase and distribute a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants. We also operate facilities in Woburn and Bellingham, Massachusetts, through which we purchase and distribute a portion of the food products and supplies for our Ninety Nine restaurants. If the operations of our commissaries are disrupted, we may not be able to deliver food and supplies to our restaurants. If our commissaries are unable to deliver the food products and supplies required to run our restaurants, we may not be able to find other sources of food or supplies, or, if alternative sources of food or supplies are located, our operating costs may increase. Accordingly, any disruption in the operation of our commissaries could adversely affect our ability to operate our restaurants and would adversely affect our results of operations.
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
We may incur costs or liabilities as a result of litigation and publicity concerning food quality, health and other issues that can also cause guests to avoid our restaurants.
     We are subject to complaints or litigation from time to time from guests alleging illness, injury or other food quality or health concerns. Litigation or adverse publicity resulting from these allegations may materially adversely affect us or our restaurants, regardless of whether the allegations are valid or whether we are liable. We were subject to numerous lawsuits arising out of the exposure in September 2003 of our guests and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee to the Hepatitis A virus. See “Item 3-Legal Proceedings.” In addition, we are subject to litigation under “dram shop’’ laws that allow a person to sue us based on any injury or death caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. While we maintain insurance for lawsuits under a dram shop law or alleging illness or injury from food, we have significant deductibles under such insurance and any such litigation may result in a verdict in excess of our liability insurance policy limits, which could result in substantial liability for us and may have a material adverse effect on our results of operations.
     In addition, we are a defendant from time to time in various legal proceedings, including claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims with respect to insurance recoveries; and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur or accrue expenses relating to legal proceedings, however, which may adversely affect our results of operations in a particular period.
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
We are dependent upon our senior management team to execute our business strategy.
     Our operations and our ability to execute our plans are highly dependent on the efforts of our senior management team. Many of the members of our senior management team do not have long tenures with us, including, in particular, our Chief Financial Officer who joined us in January 2005, our Chief Human Resources Officer who joined us in October 2005 and our Concept President-O’Charley’s who joined us in February 2006.

Although certain of the members of our senior management team have employment agreements with us, these agreements may not provide sufficient incentives for these officers to continue employment with us. The loss of one or more of the members of our senior management team could adversely affect our business. We do not maintain key man insurance on any of the members of our senior management team.

Item 1B.	Unresolved Staff Comments.
     None.

Item 2.	Properties.
     As of December 25, 2005, we operated 225 O’Charley’s restaurants, 109 Ninety Nine restaurants and seven Stoney River Legendary Steak restaurants. As of that date, we owned the land and building at 95 of our O’Charley’s restaurants, leased the land and building at 46 of our O’Charley’s restaurants and leased the land only at 84 of our O’Charley’s restaurants. We lease the land and building at 84 of our Ninety Nine restaurants and lease the land only at 25 of our Ninety Nine restaurants. We own the land and building at four of our Stoney River restaurants and lease the land only at our other three Stoney River restaurants. See “Item 1—Business—Restaurant Locations” above. Restaurant lease expirations range from 2006 to 2025, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of our restaurant leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, our restaurant leases are net leases, which require us to pay the cost of insurance and taxes.
     Our primary commissary is located in Nashville, Tennessee in approximately 290,000 square feet of office and warehouse space. We own this facility. We also have administrative offices in Woburn, Massachusetts and a commissary located in approximately 20,000 square feet of space. We lease these facilities. We also lease a distribution facility with approximately 78,000 square feet of space in Bellingham, Massachusetts for our Ninety Nine concept. We opened this distribution facility in October 2005. During 2005, we entered into a five-year lease for approximately 16,000 square feet in Brentwood, Tennessee to be used as the Financial Services Center (FSC). We opened the FSC in November 2005.

Item 3.	Legal Proceedings.
     In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. A total of 56 lawsuits were filed against us, all but one of which were filed in the Circuit Court for Knox County, Tennessee, that alleged injuries or fear of injuries from the Hepatitis A incident. As of the date of this filing, all of these cases have been settled and dismissed. We have liability insurance which covered our legal costs and substantially all of our share of the cases settled.
     We also have insurance that provides coverage, subject to limitations, for lost income at our restaurants whose results of operations were adversely affected by the Hepatitis A incident. We have submitted a claim pursuant to our insurance policy for this type of loss, but our carrier has disagreed with our claim. On July 11, 2005, certain underwriters at Lloyd’s, our insurance carrier, filed suit against us in the Circuit Court for Knox County, Tennessee seeking declaration by the court regarding certain limits in this policy which would effectively limit our recovery under the policy to $100,000. We have filed an answer and counterclaim requesting that the court declare that our coverage is not limited as asserted by the carrier. At this point, we cannot reasonably estimate the value of any potential resolution of this claim or the timing thereof.
     We are also involved in an arbitration in the matter of Ballantyne Village, LLC v. O’Charley’s Inc. filed in April 2005. Ballantyne Village, LLC has alleged that we breached a lease on a retail center for a proposed Stoney River Legendary Steaks restaurant in Charlotte, North Carolina. We believe we terminated this lease prior to the commencement of our tenancy in accordance with its terms and that the counterparty’s claims are without merit. We intend to defend the allegations against us in this matter vigorously.
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
     No matters were submitted to a vote of shareholders during the fourth quarter ended December 25, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock trades on the NASDAQ National Market under the symbol “CHUX.” As of March 7, 2006, there were approximately 3,450 shareholders of record of our common stock. The following table shows quarterly high and low bid prices for our common stock for the periods indicated, as reported by the NASDAQ National Market.

	High	Low
Fiscal 2005
First Quarter	$22.89	$17.62
Second Quarter	22.56	16.32
Third Quarter	19.70	13.97
Fourth Quarter	15.77	12.69

Fiscal 2004
First Quarter	$20.88	$16.55
Second Quarter	20.34	16.40
Third Quarter	18.08	14.58
Fourth Quarter	19.41	14.27
     We have never paid a cash dividend on our common stock. Our credit facility limits the payment of cash dividends on our common stock without the consent of the participating banks.
     On January 27, 2003, we issued 941,176 shares of common stock to the former owners of Ninety Nine as part of the purchase price of the acquisition of Ninety Nine Restaurant and Pub. We issued an additional 390,586 shares in January 2004, 407,843 shares in January 2005 and 407,843 shares in January 2006 and are required to issue an additional 94,118 shares on each of the fourth and fifth anniversaries of the closing. The issuance of the shares to the former owners of Ninety Nine was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.
     In connection with his employment, on October 3, 2005, we granted Randall C. Harris, our Chief Human Resources Officer, an aggregate of 20,000 shares of restricted stock that will vest ratably over three years. These restricted stock awards constitute inducement awards under NASDAQ Marketplace Rule 4350. The issuance of the shares of restricted stock to Mr. Harris was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.	Selected Financial Data.
     The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended December 25, 2005, were derived from the consolidated financial statements of O’Charley’s Inc. and subsidiaries. The selected data should be read in conjunction with the consolidated financial statements as of December 25, 2005 and December 26, 2004 and for each of the years in the three-year period ended December 25, 2005, and the related notes thereto appearing in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

     When you read this financial data, it is important that you also read the consolidated financial statements and related notes included in this Form 10-K, as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.

	Fiscal Years
	2005	2004	2003(1)	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Restaurant sales	$921,329	$864,259	$753,740	$495,112	$440,875
Commissary sales	8,498	7,035	5,271	4,800	4,056
Franchise revenue	361	92	—	—	—

	930,188	871,386	759,011	499,912	444,931

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	277,788	261,013	221,206	140,638	129,576
Payroll and benefits	318,524	290,514	252,415	154,311	138,009
Restaurant operating costs	172,160	157,491	139,205	86,006	76,575
Cost of commissary sales	7,710	6,631	4,970	4,488	3,808
Advertising expenses,	25,468	25,621	24,300	16,973	13,255
General and administrative expenses	41,945	38,237	28,016	20,725	16,682
Depreciation and amortization, property and equipment	43,806	39,798	36,360	25,527	22,135
Asset impairment and disposals(2)	7,320	16	(180)	(139)	5,666
Pre-opening costs	6,271	5,908	6,900	5,629	6,126

	900,992	825,229	713,192	454,158	411,832

Income from Operations	29,196	46,157	45,819	45,754	33,099
Other Expense:
Interest expense, net	15,124	13,476	14,153	5,556	6,610
Debt extinguishment charge	—	—	1,800	—	—
Other, net	42	—	(584)	—	363

	15,166	13,476	15,369	5,556	6,973

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	14,030	32,681	30,450	40,198	26,126
Income Taxes	2,001	9,362	9,261	13,942	9,072

Earnings Before Cumulative Effect of Change in Accounting Principle	12,029	23,319	21,189	26,256	17,054
Cumulative Effect of Change in Accounting Principle, net of tax(3)	(151)	—	—	(6,123)	—

Net Earnings	$11,878	$23,319	$21,189	$20,133	$17,054

Basic Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.53	$1.05	$0.98	$1.41	$0.96
Cumulative effect of Change in Accounting Principle, net of tax(3)	(0.01)	—	—	(0.33)	—

Basic Earnings Per Common Share	$0.52	$1.05	$0.98	$1.08	$0.96

Diluted Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.52	$1.03	$0.96	$1.33	$0.90
Cumulative Effect of Change in Accounting Principle, net of tax(3)	(0.01)	—	—	(0.31)	—

Diluted Earnings Per Common Share	$0.51	$1.03	$0.96	$1.02	$0.90

Balance Sheet Data (at end of period):
Working capital (deficit)	$(24,336)	$(30,986)	$(30,284)	$(21,388)	$(15,552)
Total assets	687,610	657,511	620,673	428,400	383,100
Current portion of long-term debt and capitalized lease obligations	10,975	12,670	10,031	8,015	7,924
Long-term debt and capitalized lease obligations, including current portion	185,682	191,139	209,629	132,102	121,929
Total shareholders’ equity	349,588	330,740	300,187	227,560	201,872

(1)	On January 27, 2003, we acquired Ninety Nine Restaurant and Pub, a casual dining restaurant company based in Woburn, Massachusetts. Our fiscal 2003 earnings include the earnings of Ninety Nine for the period from January 27, 2003 through December 28, 2003.

(2)	During 2005, we took an impairment charge on two O’Charley’s restaurants that remain open and decided to close six O’Charley’s restaurants and sell a company aircraft. As a result, we recorded a non-cash impairment charge of $7.1 million to reflect the difference between the fair value and net book value of the underlying assets. During the third quarter of fiscal 2001, we decided to close certain restaurant locations. As a result, we recorded a non-cash impairment charge of $5.0 million to reflect the differences between the fair value and net book value of the underlying assets and a charge of $800,000 for exit costs associated with the closure of such locations.

(3)	In 2005, we incurred an after-tax charge of $0.2 million, or $0.01 per diluted share, which was recorded as a cumulative effect of a change in accounting principle for 2005 associated with the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of Statement of Financial Accounting Standards No. 143.” In 2002, we incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. The charge was related to the impairment of goodwill associated with the Stoney River acquisition in May 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts which operate under the “O’Charley’s,” “Ninety Nine Restaurant and Pub” and “Stoney River Legendary Steaks” trade names. As of December 25, 2005, we operated 225 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 109 Ninety Nine restaurants in eight Northeastern states, and seven Stoney River restaurants in the Southeast and Midwest. As of December 25, 2005, we had four franchised O’Charley’s restaurants located in Michigan and two locations in Louisiana that are operated by a joint venture franchisee in which we have an ownership interest.
     Fiscal years end on the last Sunday of the calendar year. Fiscal 2005, 2004 and 2003 each consisted of 52 weeks. Fiscal 2006 will be a 53 week year. We have one reportable segment.
     Following is an explanation of certain items in our consolidated statements of operations:
     Revenues consist of restaurant sales and, to a lesser extent, commissary sales and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers, wholesale clubs and franchisees. Franchise revenue consists of development fees and royalties on sales of franchised units. Our development fees for franchisees in which we do not have an ownership interest are generally $50,000 for the first two restaurants and $25,000 for each additional restaurant opened by the franchisee. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales.
     Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. The two most significant commodities that may affect our cost of food and beverage are beef and poultry, which account for approximately 19% to 21% and 8% to 10%, respectively, of our overall cost of food and beverage. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.
     Payroll and Benefits include payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries and bonuses, hourly wages for restaurant level team members, payroll taxes, workers’ compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have various incentive bonus plans that compensate restaurant management for achieving certain restaurant level financial targets and performance goals.
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
     General and Administrative Expenses include the costs of restaurant support center administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, stock-based compensation and related expenses, data processing, legal and accounting expenses, and office expenses account for the major expenses in this category. This category also includes all severance-related expenses.

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
     Pre-opening Costs represent costs associated with opening a new restaurant and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant openings.

Results of Operations
     The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects our operating results for fiscal years 2005, 2004, and 2003 as a percentage of total revenues unless otherwise indicated. All fiscal years presented were comprised of 52 weeks.

	2005	2004	2003
Revenues:
Restaurant sales	99.0%	99.2%	99.3%
Commissary sales	0.9	0.8	0.7
Franchise revenue	0.1	0.0	0.0

	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales:(1)
Cost of food and beverage	30.2%	30.2%	29.3%
Payroll and benefits	34.6	33.6	33.5
Restaurant operating costs	18.7	18.2	18.5
Cost of commissary sales(2)	0.8	0.8	0.7
Advertising expenses	2.7	2.9	3.2
General and administrative expenses	4.5	4.4	3.7
Depreciation and amortization, property and equipment	4.7	4.6	4.8
Asset impairment and disposals	0.8	—	—
Pre-opening costs	0.7	0.7	0.9
Income from Operations	3.1	5.3	6.1
Interest expense, net	1.6	1.5	1.9
Debt extinguishment charge	—	—	0.2
Other, net	—	—	—

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1.5	3.8	4.0
Income Taxes	0.2	1.1	1.2

Earnings Before Cumulative Effect of Change in Accounting Principle	1.3	2.7	2.8
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	—

Net Earnings	1.3%	2.7%	2.8%

(1)	As a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 90.7%, 94.3%, and 94.3% for fiscal years 2005, 2004, and 2003, respectively.

     The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects the margin performance of each of our concepts for fiscal years 2005, 2004, and 2003 as a percentage of restaurant sales for each respective concept. All fiscal years presented were comprised of 52 weeks.

	2005	2004	2003
	($ in millions)
O’Charley’s Concept:
Restaurant Sales:	$614.2	$588.9	$526.4

Cost and expenses
Cost of food and beverage	30.0%	30.2%	29.2%
Payroll and benefits	34.8%	33.8%	33.3%
Restaurant operating costs	18.4%	18.2%	18.6%

Ninety Nine Concept:
Restaurant Sales:	$282.2	$251.9	$205.5

Cost and expenses
Cost of food and beverage	29.7%	29.6%	28.8%
Payroll and benefits	34.9%	33.9%	34.2%
Restaurant operating costs	18.9%	18.0%	17.4%

Stoney River Concept:
Restaurant Sales:	$24.9	$23.5	$21.9

Cost and expenses
Cost of food and beverage	39.0%	35.6%	37.1%
Payroll and benefits	24.6%	25.2%	28.2%
Restaurant operating costs	23.0%	21.6%	22.4%

     The following tables set forth certain unaudited financial and other restaurant data relating to company-owned restaurants, unless otherwise specified:

	2005	2004	2003
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of year	221	206	182
Restaurants opened	13	15	26
Restaurants closed	(9)	—	(2)

In operation, end of year	225	221	206

Ninety Nine Restaurants:
In operation, beginning of year	99	87	78
Restaurants opened	10	12	10
Restaurants closed	—	—	(1)

In operation, end of year	109	99	87

Stoney River Restaurants:
In operation, beginning of year	6	6	6
Restaurants opened	1	—	—

In operation, end of year	7	6	6

Franchise / Joint Venture Restaurants (O’Charley’s):
In operation, beginning of year	2	—
Restaurants opened	4	2

In operation, end of year	6	2

Average Weekly Sales per Restaurant:
O’Charley’s	$52,254	$52,703	$51,467
Ninety Nine	52,619	52,777	52,033
Stoney River	77,283	75,267	70,277

Change in Same Restaurant Sales (1):
O’Charley’s	0.0%	3.1%	(2.5)%
Ninety Nine	0.7%	1.3%	1.1%
Stoney River	3.7%	6.4%	1.6%

Change in Same Restaurant Guest Visits (1):
O’Charley’s	0.1%	3.9%	(2.3)%
Ninety Nine (2)	1.4%	(1.7)%	—
Stoney River	1.1%	1.1%	—

Average Check per Guest (3):
O’Charley’s	$11.52	$11.52	$11.60
Ninety Nine	13.69	13.86	13.78
Stoney River	40.56	39.53	37.42

(1)	When computing same restaurant sales and guest visits, restaurants open for at least 78 weeks are compared from period to period. The calculation of change in same restaurant sales and guest visits for 2005 excludes the prior year sales and guest visits for O’Charley’s restaurants closed during or after Hurricane Katrina, for the days they were closed.

(2)	Change in same restaurant guest visits is not available for Ninety Nine prior to 2004 as the O’Charley’s methodology of counting guest visits was adopted subsequent to the completion of the acquisition and we are unable to recast 2003 visits using that same methodology.

(3)	The average check per guest is computed using all restaurants open at the end of the year.
Fiscal Year 2005 Compared with Fiscal Year 2004
     Revenues
     During 2005, total revenues increased $58.8 million, or 6.7%, to $930.2 million from $871.4 million in 2004. In 2005, we averaged 337 restaurants in operation per quarter as compared to 317 restaurants in operation per quarter in 2004.
     O’Charley’s restaurant sales increased $25.3 million, or 4.3%, to $614.2 million during 2005, as a result of the net addition of four new restaurants during 2005. Same restaurant sales were flat for the year.
     Ninety Nine restaurant sales increased $30.3 million, or 12.0%, to $282.2 million during 2005. The year-over-year sales increase was primarily related to a same restaurant sales increase of 0.7% and the addition of ten new restaurants during 2005. The same restaurant sales increase was comprised of a 1.4% increase in guest counts offset by a decrease in check average of 0.7%.
     Stoney River restaurant sales increased $1.4 million, or 6.0%, to $24.9 million during 2005, as a result of same restaurant sales increases of 3.7%. The 3.7% same restaurant sales increase was comprised of a 2.6% improvement in the average check and a 1.1% increase in guest counts.
     Cost of Food and Beverage
     While our cost of food and beverage in 2005 was flat with 2004 as a percentage of sales it was higher than we anticipated, due in part to our traffic-building promotions, higher distribution costs and higher costs associated with the opening of the Bellingham distribution center. Reductions in poultry costs were offset by increases in produce costs resulting from weather related crop damage, and increased seafood costs. We continue to benefit from our practice of buying ahead on volatile commodities to take advantage of predictable seasonal price fluctuations.
     Payroll and Benefits
     During 2005, payroll and benefits increased 100 basis points as a percentage of restaurant sales compared to the same prior-year period. Higher average wage and benefit rates and declines in productivity contributed to the increase as well as an increase in the hourly health care plans in 2005 as compared to 2004.
     Restaurant Operating Costs
     Restaurant operating costs as a percentage of restaurant sales increased 50 basis points during 2005. Increases in packaging costs, higher energy costs and repairs and maintenance costs resulted in the year-over-year increase. The higher packaging costs were the result of an increase in packaging material costs combined with increases in our to-go sales. The increase in energy costs were primarily associated with natural gas price increases.
     Advertising Expenses
     During 2005, our advertising costs decreased $0.1 million to $25.5 million, or 2.7% of total revenues, compared with $25.6 million, or 2.9% of total revenues, in 2004. The decrease in advertising expenditures as a percentage of total revenues is primarily due to the use of the same promotional calendar on a year-over-year basis, enabling us to utilize some print and television media which were produced in the prior years.

     General and Administrative Expenses
     During 2005, our general and administrative costs increased $3.7 million to $41.9 million, or 4.5% of total revenues, compared with $38.2 million, or 4.4% of total revenues, in 2004. General and administrative expenses increased in 2005 as compared to 2004 primarily because of $1.5 million in severance and consulting expenses associated with the financial system conversion project. We also incurred approximately $0.8 million in severance and recruiting expenses in 2005 associated with previously announced management changes. In 2004, we incurred severance and related costs of approximately $1.2 million associated with the organizational changes that were implemented during the third and fourth quarter of 2004.
     Depreciation and Amortization
     During 2005, our depreciation and amortization costs increased $4.0 million to $43.8 million, or 4.7% of total revenues, compared with $39.8 million, or 4.6% of total revenues, in 2004. The 10.1% increase is primarily attributable to additions of long-lived assets of $68.8 million during 2005.
     Asset Impairment and Disposals
     During 2005, we recorded impairment and disposal charges of $7.3 million. The impairment and disposal charges consisted of a $4.9 million charge related to the planned closure of six under-performing O’Charley’s restaurants, $0.9 million for two O’Charley’s restaurants that remain open, $0.3 million for losses relating to the O’Charley’s store in Biloxi, Mississippi that was destroyed by Hurricane Katrina, and a $1.1 million impairment charge to write down the value of a corporate aircraft, which we intend to sell, to reflect the difference between its current book value and the estimated net sale proceeds. These charges also include net losses of approximately $0.1 million on asset sales. We expect that the sale of the aircraft will reduce future annual general and administrative expenses by approximately $1.0 million per year.
     Pre-opening Costs
     During 2005, our pre-opening costs increased $0.4 million to $6.3 million, or 0.7% of total revenues, compared with $5.9 million, or 0.7% of total revenues, in 2004. The 6.1% increase is due to timing of restaurant openings and the increased costs incurred for opening the first Stoney River restaurant since 2002. We estimate average pre-opening costs of approximately $230,000 for each new O’Charley’s restaurant, approximately $275,000 for each new Stoney River restaurant and approximately $200,000 for each new Ninety Nine restaurant.
     Interest Expense
     During 2005, our interest costs increased $1.6 million to $15.1 million, or 1.6% of total revenues, compared with $13.5 million, or 1.5% of total revenues, in 2004. The 12.2% increase is due to higher short-term interest rates on our variable rate debt. Interest expense during 2005 reflects $125.0 million of senior subordinated notes at a fixed rate of 9.0%; approximately $15.7 million weighted average debt outstanding on our $125.0 million revolving credit facility at one-month LIBOR plus 1.25%; and other debt including capitalized lease obligations and prepaid financing costs. Approximately $100.0 million of the 9.0% senior subordinated notes have been effectively converted through interest rate swap agreements into a variable interest rate obligation based on the six-month LIBOR rate in arrears plus 3.9%.
     Income Taxes
     During 2005, our income tax expense decreased $7.4 million to $2.0 million, or 0.2% of total revenues, compared with $9.4 million, or 1.1% of total revenues, in 2004. Our effective tax rate of 28.6% in 2004 dropped to 14.3% in 2005. This decrease was primarily attributable to higher 2005 tax credits and lower 2005 pre-tax earnings.

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
     O’Charley’s restaurant sales increased $62.5 million, or 11.9%, to $588.9 million during 2004 as a result of same restaurant sales increases of 3.1% and the addition of 15 restaurants during 2004. The 3.1% same restaurant sales increase was comprised of a 3.9% increase in the number of guest visits partially offset by a 0.7% decrease in our average check.
     Ninety Nine restaurant sales increased $46.4 million, or 22.6%, during 2004. The year-over-year sales increase was primarily related to same restaurant sales increases of 1.3% in 2004 and the addition of 12 new restaurants during 2004. The same restaurant sales increase was comprised of a 3.0% check average increase partially offset by a 1.7% decline in guest visits.
     Stoney River restaurant sales increased $1.6 million, or 7.3%, during 2004 due primarily to same restaurant sales increases of 6.4%. The 6.4% same restaurant sales increase was comprised of a 5.3% improvement in the average check coupled with a 1.1% increase in guest counts.
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
     Payroll and Benefits
     During 2004, payroll and benefits increased 10 basis points as a percentage of restaurant sales compared to the same prior-year period. Higher restaurant-level bonus expense, payroll taxes and worker’s compensation expenses were partially offset by lower hourly health insurance costs. The higher restaurant-level bonus expenses, and the resulting increase in payroll taxes, were related to the improving sales trends and margins at our O’Charley’s restaurants. The increase in worker’s compensation expenses related to more favorable cost trends late in 2003. The lower hourly insurance costs were related to better than expected claims experience compared to 2003.
     Restaurant Operating Costs
     Restaurant operating costs during 2004 decreased as a percentage of restaurant sales as compared to 2003 primarily due to decreased supervisory expenses partially offset by increased rent expense from sale and leaseback transactions. During the fourth quarter of 2003 and the first quarter of 2004, we completed sale and leaseback transactions pursuant to which we sold 34 O’Charley’s restaurant properties for aggregate gross proceeds of approximately $71.2 million. The leases that we have entered into in connection with the $71.2 million sale and leaseback transactions will require us to expense on a straight-line basis approximately $4.9 million annually, including the amortization of the $21.4 million deferred gain over the 20-year lease term.

The reduction in supervisory expenses as a percentage of restaurant sales was due to a reduction in the number of operational supervisory positions during the first quarter of 2004.
     Advertising Expenses
     During 2004, advertising expenditures increased 5.4% to $25.6 million from $24.3 million in 2003 and, as a percentage of total revenues, declined to 2.9% from 3.2% in the prior year. The decrease in advertising expenditures as a percentage of total revenues was primarily due to economies of scale by having a higher concentration of restaurants in existing markets.
     General and Administrative Expenses
     General and administrative expenses increased 36.4% to $38.2 million in 2004 from $28.0 million in 2003, and as a percentage of total revenues, increased to 4.4% from 3.7% in the prior year. The increase in general and administrative expenses, as a percentage of total revenues, was due primarily to increased incentive compensation expense. During 2004, we shifted the emphasis of our equity-based compensation plans from stock options to restricted stock. During 2004, the expense associated with these equity-based compensation plans reduced earnings by $0.05 per diluted share compared to $0.01 per diluted share during fiscal 2003.
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
     Interest Expense
     Interest expense decreased during 2004 compared to the prior year as a result of the reduction of amounts outstanding under our revolving credit facility with $71.2 million of aggregate gross proceeds from the sale and leaseback of 34 O’Charley’s restaurant properties. Interest expense during 2004 reflected $125.0 million of senior subordinated notes at a fixed rate of 9.0%; approximately $21.0 million outstanding on our $125.0 million bank revolver accruing interest at one-month LIBOR plus 1.75%; and other debt including capitalized lease obligations and prepaid financing costs that accounted for approximately $4.5 million in interest expense during 2004. Approximately $100.0 million of the 9.0% senior subordinated notes have been effectively converted through interest rate swap agreements into a variable interest rate obligation using the six-month LIBOR rate in arrears plus 3.9%.
     Income Taxes
     Our effective income tax rate in fiscal 2004 was 28.6% compared to 30.4% in 2003. The reduction resulted primarily from an increase in the net benefit from the FICA tip and other credits from $2.8 million in 2003 to $3.6 million in 2004.

Outlook
     Our management was disappointed with our financial performance in 2005, and is taking steps that we believe will improve performance in 2006 and beyond. Management expects to focus our efforts in 2006 in the following areas:
     Strengthen the organization with a new core of talent and build a winning team. During the first quarter of 2006, we hired a new President for the O’Charley’s concept. In the third quarter of 2005, we hired a new Chief Human Resources Officer and real estate development activities were consolidated. Our Chief Financial Officer, who joined our company at the beginning of 2005, was given additional responsibilities for information systems and strategic planning. We formed a team within the O’Charley’s concept which will focus on underperforming restaurants, and on new retrofit restaurant design. We are also currently searching for a senior supply chain executive to lead our commissaries, and consider all alternatives for our commissary operations.
     Enhance guest satisfaction and intent to return by instilling “A Passion to Serve” at all levels of the organization. In 2005, we adopted a vision statement: “A Passion to Serve”. This statement describes our commitment to our guests, each other, our stakeholders and our communities. Our vision is to be the best of class in food and service in our segments of the restaurant industry. We are making operational changes to improve the guest experience from the moment they walk through the door, until the moment they leave as a satisfied guest. We are improving the screening, training, and development of team members at all levels of the organization, focusing first on those who come in contact with our guests. We are measuring guest satisfaction and rewarding our restaurant managers on the achievement of specific targets.
     Improve the execution of product and labor cost management. In April 2005, we completed the roll out of our theoretical food cost system to our restaurants. This system allows us to track and monitor food and prep waste inefficiencies at the restaurants by calculating and comparing theoretical food cost to actual food cost. In addition, we are addressing the labor management issues with a back to basics approach and intend to implement a new labor scheduling system that we believe will result in increased productivity.
     Focus the organization on our commitment to greater profitability, with incentives for success and consequences for failing to meet our targets. We are introducing an incentive compensation plan more closely tied to financial performance and guest satisfaction. If store level targets are not met, we will not compensate our restaurant managers with store level bonuses. We have reduced new restaurant development in 2006 in order to focus on improving profitability, productivity and guest experience for all of our concepts.
     Increase same restaurant sales through new product offerings, new marketing, and a more analytical approach to menu pricing. We believe that we will be able to drive sales with a new marketing campaign in 2006 along with new products and menus that will be introduced at O’Charley’s and Ninety Nine. In addition, we believe that there are significant opportunities to increase check average at both O’Charley’s and Ninety Nine. Those pricing decisions will be based upon a more analytical approach which analyzes the price sensitivity of demand of each menu item. We expect this approach to result in a greater pass-through of price increases to average check.
     We expect to report net earnings per diluted share of between $0.25 and $0.30 for the 16-week period ending April 16, 2006, and net earnings per diluted share of between $0.90 and $1.00 for the fiscal year ending December 31, 2006. The 2006 fiscal year is a 53-week year. Our guidance for the full year reflects an estimated positive earnings impact from the 53rd week of between $0.08 and $0.10 per diluted share. Projected results for the full year are based upon anticipated same restaurant sales increases of between 1% and 3% for the O’Charley’s and Ninety Nine concepts, with same restaurant sales increases expected to be higher in the second half of the year than in the first half. We expect improvement in our income from operations as a percentage of sales during 2006. The operating margin for the first quarter of 2006 is expected to be below the prior year quarter, while the operating margin for subsequent quarters is expected to show improvement compared with the prior year quarters. We project an effective tax rate of approximately 29% for the full fiscal year, compared with

14.3% in 2005, and interest expense of between $16.0 million and $17.0 million for the year, compared with $15.1 million in the 2005 fiscal year. Our guidance does not reflect any impact for restructuring or other charges relating to decisions that we may make during fiscal 2006 as part of our turnaround efforts.
     We expect to open between three and five company-owned O’Charley’s restaurants, between seven and ten Ninety Nine restaurants, and two or three Stoney River restaurants in fiscal 2006. We expect capital expenditures in 2006 to be in the range of $45.0 million to $50.0 million dollars.
     We continue to follow our practice of buying ahead of volatile commodities to take advantage of predictable seasonal fluctuations. As of December 25, 2005, we have locked in our pricing for approximately 70% of our estimated beef requirements and approximately 30% of our estimated requirements for poultry and pork.
Liquidity and Capital Resources
     Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities, capital leases and sales of common stock. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development. We do not believe this indicates a lack of liquidity. We opened 13 O’Charley’s and ten Ninety Nine restaurants during 2005. Unlike most restaurant companies, we have a vertically integrated supply chain in which our commissary provides distribution services to all restaurants and manufactures certain items. As we continue to increase the amount of investment we are making in food inventory in our commissary, we expect to see a reduction in the negative working capital.
     The bank credit facility consists of a revolving credit facility with a maximum principal amount of $125.0 million. At December 25, 2005, the outstanding balance on the revolving credit facility was $22.0 million, which excludes approximately $6.1 million in letters of credit which reduces the capacity on the credit facility. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. As of the end of 2005, our LIBOR loans were priced using a margin of 1.25%. The credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. We were in compliance with such covenants at December 25, 2005. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. All amounts owing under the facility are secured by 100% of our equity interests in each of our existing subsidiaries and substantially all of our subsidiaries’ tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment. The lenders may, under certain circumstances, also require that we pledge such real estate and equipment as collateral.
     From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements may effectively convert some of our obligations that bear interest at variable rates into fixed-rate obligations and may effectively convert some of our obligations that bear interest at fixed rates into variable-rate obligations. As of December 25, 2005, we had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $10.0 million of our outstanding variable-rate debt at a weighted-average interest rate of approximately 5.6%. The corresponding floating rates of interest received on those notional amounts are based on one month LIBOR rates and are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our credit facility. The swap agreements relating to the $10.0 million of our indebtedness expired in January 2006 and were accounted for as cash flow hedges at

December 25, 2005. During the first quarter of 2004, we entered into additional interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0% senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013. Our weighted average interest rate for the years ended December 25, 2005 and December 26, 2004 was 8.2% and 6.9%, respectively.
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
     In 2005, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, new equipment and improvements at our commissary, and technological improvements at our restaurant support center. For the year ended December 25, 2005, new equipment financed through capitalized lease obligations was $4.5 million. New restaurant equipment financed through capitalized lease obligations was $10.8 million for 2004. Capital expenditures for the years ended December 25, 2005 and December 26, 2004, excluding new restaurant equipment financed through capitalized lease obligations, were as follows:

	December 25,	December 26,
	2005	2004
	(in thousands)
New restaurant capital expenditures	$46,889	$37,439
Other capital expenditures	21,889	23,052

Total capital expenditures	$68,778	$60,491

     We expect capital expenditures in 2006 to be between $45.0 million and $50.0 million. As part of our focus on improving results in our existing restaurants, we plan to develop and open fewer restaurants in 2006 than we opened in 2005. We expect to open between three and five new company-owned O’Charley’s restaurants, between seven and ten new Ninety Nine restaurants, and two or three new Stoney River restaurants in 2006.
     The following tables set forth our capital structure and certain financial ratios and financial data at and for the fiscal years ended December 25, 2005 and December 26, 2004:

	At December 25,		At December 26,
	2005		2004
	$	%	$	%
	($ in thousands)
Revolving credit facility	$22,000	4.1%	$21,000	4.0%
Secured mortgage note payable	125	0.0	146	0.0
GE capital financing arrangement	1,197	0.2	—	0.0
Capitalized lease obligations	37,360	7.0	44,993	8.6

Total senior debt	60,682	11.3	66,139	12.7
Senior subordinated notes	125,000	23.4	125,000	24.0

Total debt(1)(2)	185,682	34.7	191,139	36.6

Shareholders’ equity	349,588	65.3	330,740	63.4

Total capitalization	$535,270	100.0%	$521,879	100.0%

Adjusted total debt(1)(3)	$432,554		$430,299
Adjusted total capitalization(1)(3)	$782,142		$761,039

	As of		As of
	December 25,		December 26,
	2005		2004
	($ in thousands)
EBITDA(1)(4)	$80,032		$85,971
Ratio of total debt to EBITDA	2.3	x	2.2	x
Ratio of EBITDA to interest expense, net	5.3	x	6.4	x
Ratio of total debt to total capitalization	35%		37%
Ratio of adjusted total debt to adjusted total capitalization	55%		57%

(1)	We believe EBITDA, total debt, adjusted total debt and adjusted total capitalization are useful measurements to investors because they are commonly used as analytical indicators to evaluate performance, measure leverage capacity and debt service ability. These measures should not be considered as measures of financial performance or liquidity under U.S. generally accepted accounting principles (GAAP). EBITDA, total debt, adjusted total debt and adjusted total capitalization should not be considered in isolation or as alternatives to financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. EBITDA, total debt, adjusted total debt and adjusted total capitalization, as presented, may not be comparable to similarly titled measures of other companies.

(2)	Total debt represents the long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion as reflected in our consolidated balance sheets:

	Fiscal Years
	2005	2004
	(in thousands)
Current portion of long-term debt and capitalized lease obligations	$10,975	$12,670
Add:
Long-term debt, excluding current portion	148,299	146,125
Capitalized lease obligations, excluding current portion	26,408	32,344

Total debt	$185,682	$191,139

(3)	Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 weeks ended December 25, 2005 and December 26, 2004, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 weeks ended December 25, 2005 and December 26, 2004, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	Fiscal Years
	2005	2004
	(in thousands)
Current portion of long-term debt and capitalized leases	$10,975	$12,670
Add:
Long-term debt, excluding current portion	148,299	146,125
Capitalized lease obligations, less current portion	26,408	32,344

Total debt	185,682	191,139
Add eight times:
Rent expense	246,872	239,160

Adjusted total debt	432,554	430,299
Add:
Shareholders’ equity	349,588	330,740

Adjusted total capitalization	$782,142	$761,039

(4)	EBITDA represents earnings before interest expense, income taxes, and depreciation and amortization and non-operating charges, as defined in our credit agreement. The following tables reconcile EBITDA, as described above, to net earnings, and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	Fiscal Years
	2005	2004
	(in thousands)
Net earnings	$11,878	$23,319
Add:
Income tax expense	1,904	9,362
Interest expense, net	15,124	13,476
Asset impairment and disposals	7,320	16
Depreciation and amortization	43,806	39,798

EBITDA	$80,032	$85,971

	Fiscal Years
	2005	2004
	(in thousands)
Cash flows provided by operating activities	$62,732	$70,498
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Deferred income taxes	3,653	464
Expense related to equity-based compensation	(485)	(2,171)
Amortization of deferred gain on sale leasebacks	1,056	1,055
Loss on sale and involuntary conversion of assets	(233)	(215)
Donation of stock	—	(137)
Changes in operating assets and liabilities, net of Ninety Nine acquisition	1,312	358
Changes in long-term assets and liabilities	(2,931)	(4,046)
Tax benefit derived from exercise of stock options	(674)	(1,224)
Income tax expense	1,904	9,362
Interest expense	13,698	12,027

EBITDA	$80,032	$85,971

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

Contractual Obligations and Commercial Commitments
     The following tables set forth our contractual obligations and commercial commitments at December 25, 2005.

		Payments Due by Period
		Less			More
		than			than
	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
Contractual Obligation	(in thousands)
Long-term debt	$148,322	$23	$22,053	$49	$126,197
Capitalized lease obligations(1)	40,501	11,082	18,720	8,652	2,047
Operating leases	448,784	30,353	61,220	59,979	297,232
Unconditional purchase obligations(2)	49,339	45,663	3,676	—	—

Total contractual obligations	$686,946	$87,121	$105,669	$68,680	$425,476

		Amount of Commitment Expiration per Period

		Less			More
	Total	than			than
	Committed	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
Other Commercial Commitments	(in thousands)
Line of credit(3)	$125,000	—	$125,000	—	—
Guarantee of joint-venture financing(4)	$15,000	—	$15,000	—	—

(1)	Capitalized lease obligations include the $3.1 million interest component.

(2)	These purchase obligations are primarily fixed volume, fixed price food and beverage contracts. In situations where the price is based on market prices, we use the existing market prices at December 25, 2005 to determine the amount of the obligation. Of the total unconditional purchase obligations shown, $1.4 million are based on variable pricing.

(3)	This pertains to our revolving line of credit of which $22.0 million is included in long-term debt shown above. In addition, we have $6.1 million in letters of credit outstanding which reduces our remaining borrowing capacity under this line of credit to $96.9 million.

(4)	This pertains to the financing arrangement with GE Capital Franchise Finance Corporation and represents our maximum obligation. As of December 25, 2005, there were $1.2 million of loans outstanding under this financing arrangement.
Joint Ventures and Franchise Arrangements
     In connection with our franchising initiative, we may from time to time enter into joint venture arrangements to develop and operate O’Charley’s restaurants. For any franchisee in which we have an ownership interest, we may make loans to the joint venture entity and/or guarantee certain of its debt and obligations.
     On November 11, 2004, we entered into a Program Agreement with GE Capital Franchise Finance Corporation. Under the terms of the Program Agreement, GE Capital Franchise Finance Corporation will provide financing to certain qualified franchisees of our O’Charley’s restaurants (typically those in which we have an ownership interest). The program is for a maximum aggregate amount of $75,000,000. Such financing may be used to fund the acquisition, construction and installation of the land, building and equipment for new O’Charley’s restaurants opened by such franchisees or to fund a franchisee’s acquisition from us of the land, building and equipment for existing O’Charley’s restaurants. Under the program, financing will be provided in the maximum amount of $2.5 million per location or 80% of the total acquisition and construction costs relating to each restaurant, whichever is less.
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
     To date, we have invested in two joint ventures for the development of O’Charley’s restaurants. On August 20, 2004, we invested in a joint venture for the development of ten O’Charley’s restaurants in certain markets in Southern Louisiana and Beaumont, Texas. Under the terms of the Limited Liability Company Agreement for the Louisiana joint venture, ownership of the joint venture entity is shared equally between us and our joint venture partner. The joint venture entity is managed by a Board of Managers composed of two individuals designated by the joint venture partner and two individuals designated by us. The joint venture partner was required to make capital contributions in the aggregate amount of $500,000 to the joint venture entity and we agreed to make initial loans to the joint venture entity in the maximum principal amount of $750,000. The loans are secured by substantially all of the assets of the joint venture entity and are partially guaranteed by the joint venture partner.
     In order to assist this first joint venture (JFC Enterprises, LLC) to open its restaurants, we decided to make additional loans to the joint venture, and as of December 25, 2005, we had advanced a total of $5.6 million to the joint venture. In addition, the joint venture has been given access to a $1.2 million note through the above mentioned GE Capital financing arrangement. These loans funded most of the investment in the building and equipment, and the start-up and operating losses incurred in the joint venture’s restaurants. Although we are not obligated to do so, we are likely to fund future operating losses. Our second joint venture (Wi-Tenn Restaurants, LLC) is in the process of developing its first restaurant in Wisconsin.
     Under FIN 46(R), both joint ventures are variable interest entities, as we do not anticipate them having sufficient equity to fund their operations. Since we bear a disproportionate share of the financial risk associated with the joint ventures, we are deemed to be the primary beneficiary of the joint ventures, and in accordance with FIN 46(R), we consolidate the joint ventures in our consolidated financial statements.
     On March 28, 2005, we entered into a Development Agreement with Four Star Restaurant Group, LLC and Michael R. Johnson. Under the terms of the agreement, Four Star Restaurant Group, LLC has the right to develop and operate up to ten new O’Charley’s restaurants over the next six years in certain markets in Iowa, Nebraska, and parts of Topeka, Kansas and Eastern South Dakota.
     The franchising arrangement requires us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining eight restaurants. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $100,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the ten restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to us as each new restaurant opens. The development fees paid have been deferred and will be recognized in income as each restaurant opens.
     On May 18, 2005, we entered into a Development Agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants over the next eight years, with a minimum of eight O’Charley’s restaurants expected to open by the end of 2007. The initial development plans are expected to focus on the Tampa, Florida, Orlando, Florida, Pittsburgh, Pennsylvania and Northern Ohio markets.
     The franchising arrangement requires us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining restaurants in each of its four granted areas. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $500,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to us as each new restaurant opens. The development fees paid have been deferred and will be recognized in income as each restaurant opens.
Critical Accounting Policies
     We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 1 to our consolidated financial statements). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience, outside advice from parties believed to be experts in such matters, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.
Our critical accounting policies are as follows:
•	Lease accounting

•	Equity-based compensation

•	Property and equipment

•	Goodwill and trademarks

•	Impairment of long-lived assets

•	Tax provision and related financial statement items
Lease Accounting
     On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain accounting principles relating to three aspects of lease accounting: the period of time used for the amortization of leasehold improvements; the recognition of rent expense when the lease term in an operating lease contains a period of free or reduced rents commonly referred to as a “rent holiday”; and accounting for landlord improvement incentives to tenants. In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB concludes in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed.
     Our policy for lease accounting involves recognizing rent on a straight-line basis from the time we are committed to a leased property, which is when all contingencies associated with the delivery of the property by the landlord are taken care of, to the end of the lease term, inclusive of one renewal period. The lease term, for purposes of straight-line rent calculations and the useful life over which leasehold improvements are depreciated, is the shorter of the estimated useful life of the leased property or the base lease term, inclusive of one renewal period. We also recognize tenant allowances as a deferred rent liability and amortize them over the lease term, inclusive of one renewal period.

Equity-Based Compensation
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised), “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments beginning in 2006, and supersedes FASB’s earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. We have evaluated the impact of this new standard on our earnings and currently expect that the impact on fiscal 2006 earnings of adopting this new standard in 2006 will be $0.02 per diluted share. The $0.02 per diluted share impact consists of $0.01 per diluted share for expensing of stock options and $0.01 per diluted share for expensing of the discount given to employees in our employee stock purchase plan. Furthermore, during our evaluation of this new standard on our financial statements, management made a decision that was later approved by the board of directors to accelerate the vesting of certain unvested “out-of-the-money” stock options previously awarded under our 1990 Employee Stock Plan and 2000 Stock Incentive Plan. The acceleration of these stock options was done to minimize future compensation expense under SFAS No. 123 (revised). As a result of the acceleration, 1,124,329 stock options with a range of exercise prices between $15.25 and $24.19 per share, of which approximately 12% are held by named executive officers and one director, became exercisable on November 15, 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged. The accelerated options represent approximately 40% of the total of all outstanding options to purchase our common stock. As a result of the acceleration, we expect to reduce the pretax stock option expense we otherwise would be required to record in connection with the accelerated options by approximately $9.2 million over the original option vesting period, including $2.9 million in our 2006 fiscal year.
     In addition to our stock option plans, we grant restricted stock and restricted stock units as part of our equity-based compensation arrangements. Many of these restricted stock plans have performance-based vesting features, where the number of shares that vest each year depends upon our achievement of certain financial targets. In some plans, the shares that do not vest in any year are forfeited, while in other plans, the shares that do not vest in any year are available to vest in future years depending upon our cumulative achievement of multi-year financial targets. The accounting for these compensation arrangements is complicated and requires significant judgment on the part of management related to the ultimate number of shares that will vest, as well as overall impact of both on the basic and diluted weighted average share calculation. The performance-based awards require variable accounting under APB No. 25 and FASB Financial Interpretation (FIN) 28.
     We believe that our accounting policy for equity-based compensation provides for a reasonable and systematic means of recognizing the expense over the period of time that we derive the benefits of the team member’s service. During 2005, the expense associated with our equity-based compensation plans reduced earnings by approximately $0.02 per diluted share. We anticipate the reduction of earnings in 2006 associated with the expense of equity-based awards to be $0.09 to $0.11 per diluted share.
Property and Equipment
     As discussed in Note 1 to the consolidated financial statements, our property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives: building and improvements—30 years; furniture, fixtures and equipment—3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capital leases is amortized to its expected value at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.
     Inherent in the policies regarding property and equipment are certain significant management judgments and estimates, including useful life, residual value to which the asset is depreciated, the expected value at the end of the lease term for equipment under capital leases, and the determination as to what constitutes enhancing the value of or increasing the life of assets. These significant estimates and judgments, coupled with the fact that the ultimate useful life and economic value at the end of a lease are typically not known until after the passage of time, through proper maintenance of the asset, or through continued development and maintenance of a given market in which a restaurant operates can, under certain circumstances, produce distorted or inaccurate depreciation and amortization or, in some cases result in a write down of the value of the assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Critical Accounting Policy “Impairment of Long-Lived Assets” below.
     We believe that our accounting policy for property and equipment provides a reasonably accurate means by which the costs associated with an asset are recognized in expense as the cash flows associated with the asset’s use are realized.
Goodwill and Trademarks
     As discussed in Note 1 to the consolidated financial statements, goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.
     At December 25, 2005, we have $93.1 million in goodwill and $25.9 million in indefinite life intangible assets shown on our consolidated balance sheets related to the acquisition of Ninety Nine Restaurant and Pub. The determination of the estimated useful lives and whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to successfully integrate the Ninety Nine concept and to maintain the financial performance that this concept has experienced over its recent history. We have relied on the judgments of outside valuation experts in evaluating the carrying value of our goodwill and other intangible assets to the extent that the comparative information contained in our report is appropriate information to use in assessing whether these assets are impaired. Changes in strategy, new accounting pronouncements and/or market conditions may result in adjustments to recorded asset balances.
     On January 27, 2003, we acquired Ninety Nine Restaurant and Pub for $116 million in cash and approximately 2.34 million shares of our common stock. We completed a valuation of the assets and liabilities of Ninety Nine and allocated the purchase price to the acquired tangible and intangible assets and liabilities, including $25.9 million related to trademarks, with the remaining amount of $93.1 million being allocated to goodwill. We selected the first day of each new fiscal year as the date on which we will test the goodwill and trademarks for impairment. We completed a valuation of the goodwill pursuant to SFAS No. 142 as of December 26, 2005, the first day of fiscal 2006 and our valuation showed that the fair value of the reporting unit exceeded its net book value and no impairment charge was needed.
Impairment of Long-Lived Assets
     As discussed in Note 1 to the consolidated financial statements, SFAS No. 144, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
     The judgments made related to the ultimate expected useful life and our ability to realize undiscounted cash flows in excess of the carrying value of an asset are affected by such issues as ongoing maintenance of the asset, continued development of a given market within which a restaurant operates, including the presence of traffic generating businesses in the area, and our ability to operate the restaurant efficiently and effectively. We assess the projected cash flows and carrying values at the restaurant level, which is the level where identifiable cash flows are largely independent of the cash flows of other groups of assets, whenever events or changes in circumstances indicate that the long-lived assets associated with a restaurant may not be recoverable.

     We believe that our accounting policy for impairment of long-lived assets provides reasonable assurance that any assets that are impaired are written down to their fair value and a charge is taken in earnings on a timely basis. During 2005, we took an impairment charge of $7.1 million for eight O’Charley’s restaurants and a corporate aircraft. Six of those restaurants were closed in the fourth quarter and two of those restaurants remain open as of December 25, 2005.
Tax Provision and Related Financial Statement Items
     We must make estimates of certain items that comprise our income tax provision and the related current and deferred tax liabilities. These estimates include employer tax credits for items such as FICA taxes paid on employee tip income, Work Opportunity and Welfare to Work credits, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on the best available information at the time of the provision and historical experience. We file our income tax returns many months after our year end. These returns are subject to audit by various federal, state and local governments several years after the returns are filed and could be subject to differing interpretations of the tax laws. We then must assess the likelihood of successful legal proceedings or reach a settlement, either of which could result in material adjustments to our consolidated financial statements.
     As part of the computation of the income tax provision, we identify and measure deferred tax assets and liabilities. We weigh available evidence in determining the realization of deferred tax assets. Available evidence includes historical, current and future financial positions of the Company. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If we determine it is more likely than not that some portion or all of the deferred tax asset will not be recognized, the deferred tax asset will be reduced by a valuation allowance.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised). SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. In accordance with SFAS 123(R), we will recognize compensation expense in our financial statements based on the fair value of all share-based payments to employees/team members beginning in the first quarter of 2006. We believe that the estimated impact in fiscal 2006 will be approximately $0.02 per diluted share. The $0.02 per diluted share impact consists of $0.01 per diluted share for expensing of stock options and $0.01 per diluted share for expensing of the discount given to employees in our employee stock purchase plan.
     In March 2005, FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143, was issued. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. For example, some entities recognize the fair value of the obligation prior to the retirement of the asset with the uncertainty about the timing and (or) method of settlement incorporated into the fair value of the liability. Other entities recognize the fair value of the obligation only when it is probable the asset will be retired as of a specified date using a specified method or when the asset is actually retired. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. Originally, the FASB proposed guidance in FASB Staff Position (FSP) FAS 143, “Application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, to Legislative Requirements on Property Owners to Remove and Dispose of Asbestos or Asbestos-Containing Materials,” but the FASB ultimately concluded there were additional issues that required the FASB’s attention. Accordingly, the FASB withdrew the proposed FSP and issued an Exposure Draft, Accounting for Conditional Asset Retirement Obligations, which is the basis for FIN

47. As of December 25, 2005, we have adopted FIN 47 and the impact resulted in a charge to 2005 earnings of approximately $249,000, which we recognized as a cumulative effect of a change in accounting principle net of income tax of approximately $151,000.
     In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not expect adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.
     In August 2005, the FASB issued FASB Staff Position FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R.” In this FSP, the FASB decided to defer the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of SFAS 123(R). As discussed above, we will begin accounting for compensation expense in accordance with SFAS 123(R) in the first quarter of 2006.
     In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB concludes in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. FASB Technical Bulletin (FTB) No. 88-1, Issues Relating to Accounting for Leases ,requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. As discussed in Note 1 to the consolidated financial statements herein, we already apply this accounting guidance.
Impact of Inflation
     The impact of inflation on the cost of food, labor, equipment, land, construction costs, and fuel/energy costs could adversely affect our operations. A majority of our team members are paid hourly rates related to federal and state minimum wage laws. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly team members. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs over the past 12 months have had a negative impact on consumer behavior and have increased the cost of operating our commissary. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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
     At December 25, 2005 and December 26, 2004, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.
     Also at December 25, 2005 and December 26, 2004, we had interest rate swap agreements with a financial institution that effectively converted a portion of the variable-rate revolving line of credit into a fixed-rate obligation. The notional amount of these swaps was $10.0 million and was based on one month LIBOR plus a specified margin ranging from 1.25% to 2.25%. The interest terms of these swaps mirrored the interest terms on the debt. These swap agreements expired in January 2006.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
O’CHARLEY’S INC.

Page
Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets at December 25, 2005 and December 26, 2004	47
Consolidated Statements of Earnings for the Years Ended December 25, 2005, December 26, 2004, and December 28, 2003	48
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 25, 2005, December 26, 2004, and December 28, 2003	49
Consolidated Statements of Cash Flows for the Years Ended December 25, 2005, December 26, 2004, and December 28, 2003	50
Notes to the Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
O’Charley’s Inc.
     We have audited the consolidated balance sheets of O’Charley’s Inc. and subsidiaries (the Company) as of December 25, 2005 and December 26, 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 25, 2005. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O’Charley’s Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in note 1, the Company changed its method of accounting for certain asset retirement obligations in 2005.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Nashville, Tennessee
March 9, 2006

CONSOLIDATED BALANCE SHEETS

	December 25,	December 26,
	2005	2004
	(dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,699	$10,772
Trade accounts receivable, less allowance for doubtful accounts of $107 in 2005 and $135 in 2004	12,057	8,783
Inventories	45,131	33,125
Deferred income taxes	9,838	6,716
Short-term notes receivable	—	120
Other current assets	5,505	4,882
Assets held for sale	5,708	—

Total current assets	83,938	64,398
Property and Equipment, net	464,545	451,808
Goodwill	93,074	93,074
Intangible Asset	25,921	25,921
Other Assets	20,132	22,310

Total Assets	$687,610	$657,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$21,874	$14,259
Accrued payroll and related expenses	19,580	19,183
Accrued expenses	23,739	20,878
Deferred revenue	21,393	19,210
Federal, state and local taxes	10,713	9,184
Current portion of long-term debt and capitalized lease obligations	10,975	12,670

Total current liabilities	108,274	95,384
Long-Term Debt, less current portion	148,299	146,125
Capitalized Lease Obligations, less current portion	26,408	32,344
Deferred Income Taxes	7,407	7,884
Other Liabilities	47,634	45,034

Total Liabilities	338,022	326,771

Shareholders’ Equity:
Common stock—No par value; authorized, 50,000,000 shares; issued and outstanding, 22,988,401 in 2005 and 22,528,951 in 2004	185,374	178,262
Accumulated other comprehensive loss, net of tax	(5)	(224)
Unearned compensation	(4,027)	(3,666)
Retained earnings	168,246	156,368

Total shareholders’ equity	349,588	330,740

Total Liabilities and Shareholders’ Equity	$687,610	$657,511

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(in thousands, except per share data)
Revenues:
Restaurant sales	$921,329	$864,259	$753,740
Commissary sales	8,498	7,035	5,271
Franchise revenue	361	92	—

	930,188	871,386	759,011

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	277,788	261,013	221,206
Payroll and benefits	318,524	290,514	252,415
Restaurant operating costs	172,160	157,491	139,205
Cost of commissary sales	7,710	6,631	4,970
Advertising expenses	25,468	25,621	24,300
General and administrative expenses	41,945	38,237	28,016
Depreciation and amortization, property and equipment	43,806	39,798	36,360
Asset impairment and disposals	7,320	16	(180)
Pre-opening costs	6,271	5,908	6,900

	900,992	825,229	713,192

Income from Operations	29,196	46,157	45,819
Other Expense:
Interest expense, net	15,124	13,476	14,153
Debt extinguishment charge	—	—	1,800
Other, net	42	—	(584)

	15,166	13,476	15,369

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	14,030	32,681	30,450
Income Taxes	2,001	9,362	9,261

Earnings Before Cumulative Effect of Change in Accounting Principle	12,029	23,319	21,189
Cumulative Effect of Change in Accounting Principle, net of tax	(151)	—	—

Net Earnings	$11,878	$23,319	$21,189

Basic Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.53	$1.05	$0.98
Cumulative Effect of Change in Accounting Principle, net of tax	(0.01)	—	—

Basic Earnings Per Common Share	$0.52	$1.05	$0.98

Diluted Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.52	$1.03	$0.96
Cumulative Effect of Change in Accounting Principle, net of tax	(0.01)	—	—

Diluted Earnings Per Common Share	$0.51	$1.03	$0.96

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

				Accumulated
				Other
	Common Stock		Unearned	Comprehensive	Retained
	Shares	Amount	Compensation	Loss, net	Earnings	Total
	(in thousands)
Balance, December 29, 2002	18,839	$116,631	$—	$(931)	$111,860	$227,560

Comprehensive income:
Net earnings	—	—	—	—	21,189	21,189
Unrealized change in market value of derivatives, net of tax	—	—	—	412	—	412

Total comprehensive income						21,601

Exercise of employee stock options including tax benefits (net of shares tendered)	811	8,021	—	—	—	8,021
Shares issued under CHUX Ownership Plan	112	1,682	—	—	—	1,682
Restricted share issuances	21	2,821	(2,821)	—	—	—
Compensation expense	—	—	470	—	—	470
Shares issued or issuable for acquisition	2,335	40,853	—	—	—	40,853

Balance, December 28, 2003	22,118	170,008	(2,351)	(519)	133,049	300,187

Comprehensive income:
Net earnings	—	—	—	—	23,319	23,319
Unrealized change in market value of derivatives, net of tax	—	—	—	295	—	295

Total comprehensive income						23,614

Exercise of employee stock options including tax benefits (net of shares tendered)	248	2,495	—	—	—	2,495
Shares issued under CHUX Ownership Plan	147	2,136	—	—	—	2,136
Restricted share issuances	8	2,249	(2,249)	—	—	—
Compensation expense	—	1,237	934	—	—	2,171
Donation of stock	8	137	—	—	—	137

Balance, December 26, 2004	22,529	178,262	(3,666)	(224)	156,368	330,740

Comprehensive income:
Net earnings	—	—	—	—	11,878	11,878
Unrealized change in market value of derivatives, net of tax	—	—	—	219	—	219

Total comprehensive income						12,097

Exercise of employee stock options including tax benefits (net of shares tendered)	286	4,135	—	—	—	4,135
Shares issued under CHUX Ownership Plan	146	2,131		—	—	2,131
Restricted share issuances	27	1,490	(1,490)	—	—	—
Compensation expense	—	(644)	1,129	—	—	485

Balance, December 25, 2005	22,988	$185,374	$(4,027)	$(5)	$168,246	$349,588

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(in thousands)
Cash Flows from Operating Activities:
Net earnings	$11,878	$23,319	$21,189
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	43,806	39,798	36,360
Debt extinguishment charge	—	—	1,800
Amortization of debt issuance costs	1,426	1,449	1,184
Deferred income taxes excluding effect of Ninety Nine acquisition	(3,653)	(464)	184
Expenses related to equity-based compensation	485	2,171	470
Amortization of deferred gain on sale-leasebacks	(1,056)	(1,055)	(163)
Loss (gain) on the sale and involuntary conversion of assets	233	215	(423)
Asset impairment and disposals	7,320	16	(180)
Donation of stock	—	137	—
Changes in assets and liabilities, excluding the effects of the Ninety Nine acquisition:
Trade accounts receivable	(3,274)	(734)	(1,961)
Inventories	(12,006)	(11,612)	(548)
Other current assets	377	(1,078)	526
Trade accounts payable	7,615	(1,128)	(381)
Deferred revenue	2,183	3,768	3,035
Accrued payroll and other accrued expenses, and federal, state and local taxes	3,793	10,426	372
Other long-term assets and liabilities	2,931	4,046	2,164
Tax benefit derived from exercise of stock options	674	1,224	4,692

Net cash provided by operating activities	62,732	70,498	68,320

Cash Flows from Investing Activities:
Additions to property and equipment	(68,778)	(60,491)	(67,598)
Acquisition of company, net of cash acquired	—	—	(114,287)
Proceeds from the sale of assets	3,364	1,943	3,724
Other, net	1,987	3,246	412

Net cash used in investing activities	(63,427)	(55,302)	(177,749)

Cash Flows from Financing Activities:
Proceeds from long-term debt	5,885	4,454	265,121
Payments on long-term debt and capitalized lease obligations	(15,855)	(33,799)	(207,639)
Proceeds from sale and lease-back transactions	—	12,090	59,097
Minority interest in joint ventures	—	750	—
Debt issuance costs	—	(900)	(10,898)
Exercise of employee incentive stock options and issuances under stock purchase plan	5,592	3,407	5,011

Net cash (used in) provided by financing activities	(4,378)	(13,998)	110,692

(Decrease) increase in cash and cash equivalents	(5,073)	1,198	1,263
Cash and cash equivalents at beginning of the year	10,772	9,574	8,311

Cash and cash equivalents at end of the year	$5,699	$10,772	$9,574

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     O’Charley’s Inc. (the “Company”) owns and operates 225 (at December 25, 2005) full-service restaurant facilities in 16 Southeastern and Midwestern states under the trade name of “O’Charley’s”, 109 full-service restaurant facilities in eight Northeastern states under the trade name “Ninety Nine Restaurant and Pub”, and seven full-service restaurant facilities under the trade name of “Stoney River Legendary Steaks.” As of December 25, 2005, the Company had four franchised O’Charley’s restaurants located in Michigan and two locations in Louisiana that are operated by a joint venture franchisee in which the Company has an ownership interest. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its joint venture franchisee accounts. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year ends on the last Sunday in December. All fiscal years presented were comprised of 52 weeks. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
     Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of $3.4 million and $10.2 million at December 25, 2005 and December 26, 2004, respectively. These cash equivalents consist entirely of overnight repurchase agreements of government securities.
     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.
     Operating leases - The Company has ground leases and office space leases that are recorded as operating leases. Most of the leases have rent escalation clauses and some have rent holiday and contingent rent provisions. In accordance with FASB Technical Bulletin (“FTB”) No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” the liabilities under these leases are recognized on the straight-line basis. The Company uses a lease life or expected lease term that generally is inclusive of one renewal period and begins on the date that the Company becomes legally obligated under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments.
     Certain leases provide for rent holidays, which are included in the lease life used for the straight-line rent calculation in accordance with FTB No. 88-1, “Issues Relating to Accounting for Leases.” Rent expense and an accrued rent liability are recorded during the rent holiday periods, during which the Company has possession of and access to the property, but is not required or obligated to, and normally does not, make rent payments.
     Certain leases provide for contingent rent, which is determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability and corresponding rent expense when sales have been achieved in amounts in excess of the specified levels.
     The same lease life is used for reporting future minimum lease commitments as is used for the straight-line rent calculation.
     Principles of consolidation - The consolidated financial statements include the accounts of the Company and all of its subsidiaries plus the accounts of the joint ventures (See note below regarding “Investment in Joint Ventures”). All significant intercompany transactions and balances have been eliminated.

     Pre-opening Costs represent costs incurred prior to a restaurant opening and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens.
     Investments. Investments in marketable securities are classified as available for sale securities and are carried at fair value, with the unrealized gains and losses recorded in a separate component of shareholders’ equity, net of tax unless there is a decline in value which is considered to be other than temporary, in which case the cost of such security is written down to fair value and the amount of the write down is reflected in earnings. The Company did not own any marketable securities at the balance sheet dates of December 25, 2005 or December 26, 2004.
     Investment in Affiliated Company. The Company has an 8% ownership interest in a joint venture to operate a restaurant concept in Chicago, Illinois. The Company is not the primary beneficiary as defined by FASB Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities, and accounts for its investment using the equity method.
     Investment in Joint Ventures. The Company has a 50% interest in two joint ventures to operate O’Charley’s restaurants. Under FIN No. 46R, the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities, as we do not anticipate them having sufficient equity to fund their operations. The joint venture partners have neither the obligation nor the ability to contribute their proportionate share of expected future losses. Such losses will require additional financial support from the Company. Since the Company bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46(R), the Company consolidates the joint venture in its consolidated financial statements.
     Property and Equipment are stated at cost and depreciated on the straight-line method over the following estimated useful lives: buildings and improvements—30 years; furniture, fixtures and equipment—3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capitalized leases is amortized to its expected residual value to the Company at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.
     Managing Partner Program for Stoney River. The Company has established a “managing partner program” for the general managers of its Stoney River restaurants pursuant to which each general manager had the opportunity to acquire a 6% interest in the limited liability company that owns the restaurant that the general manager manages in exchange for a capital contribution to that subsidiary. The general managers at four of the seven Stoney River restaurants each acquired a 6% interest in their restaurant for a capital contribution of $25,000. Upon the fifth anniversary of the managing partner’s capital contribution to the subsidiary, the Company has the option, but not the obligation, to purchase the managing partner’s 6% interest for fair market value. Under the terms of the agreements between the Company and each managing partner, fair market value would be determined by negotiations between the parties. If such negotiations did not result in an agreement on value, a third-party appraisal process would be used to determine fair market value.
     On a quarterly basis, the managing partner receives an allocation and distribution of 6% of the operating profit of his or her restaurant. Upon termination, a managing partner’s interest would be repurchased by the Company at the value of the managing partner’s capital account under the terms of the agreement between the Company and each managing partner, which is generally based on the managing partner’s capital contributions plus respective allocations of the operating profit or losses of his or her restaurant as described above less distributions to the respective managing partner. Otherwise, the managing partners may not withdraw or receive a return of contributions.
     The managing partner’s minority interest, which totals $100,000 for the four managing partners, is recorded on the Company’s consolidated balance sheet as other long-term liabilities. The quarterly profit distributions to the managing partners are recorded on the Company’s consolidated statement of earnings as a minority interest in earnings, which is included in general and administrative expense. To date, the Company has not purchased any interest from a managing partner. In the event the Company chooses to do so, the Company would account for the transaction using the purchase method as proscribed for the repurchase of minority interests by paragraphs 14 and A5 of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”.
     Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
     On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub (Ninety Nine) for $116 million in cash and approximately 2.34 million shares of the Company’s common stock. The Company completed a valuation of the assets and liabilities of Ninety Nine and allocated the purchase price to the acquired tangible and intangible assets and liabilities with the remaining amount being allocated to goodwill.
     Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. During 2005, the Company took an impairment charge of $7.1 million related to eight O’Charley’s restaurants and a Company airplane. Six of those restaurants were closed in the fourth quarter and two of those restaurants remain open as of December 25, 2005.
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
     The Company has selected the first day of each new fiscal year as the date on which it will test the goodwill for impairment. The Company completed a valuation of the goodwill as of December 26, 2005, and the valuation showed that the fair value of the goodwill exceeded the carrying value and no impairment charge was needed. Also, as a part of this valuation, the Company reviewed the carrying value of the trademarks, an indefinite life intangible asset, and found that no impairment charge was needed.
     Revenues consist of restaurant sales, and to a lesser extent, commissary sales and franchise revenues. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Restaurant sales are recognized upon delivery of services. Proceeds from the sale of gift cards and certificates are deferred and recognized as revenue as they are redeemed. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers and wholesale clubs and franchises. Commissary sales are recognized when delivery occurs, the revenue amount is determinable and when collection is reasonably assured. Franchise revenues consist of development fees and royalties on sales of franchised units. The Company’s development fees are $50,000 for the first two restaurants and $25,000 for each additional restaurant opened by the franchisee.

The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period in which they were earned.
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

	2005	2004	2003
	(in thousands)
Net earnings, as reported	$11,878	$23,319	$21,189
Add stock-based employee compensation expense included in reported net earnings, net of tax	416	1,550	327
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(11,619)	(4,509)	(3,115)

Pro forma net earnings	$675	$20,360	$18,401

Earnings per share:
Basic—as reported	$0.52	$1.05	$0.98
Basic—pro forma	$0.03	$0.91	$0.85
Diluted—as reported	$0.51	$1.03	$0.96
Diluted—pro forma	$0.03	$0.90	$0.83
     On December 16, 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments beginning in 2006, and supersedes the FASB’s earlier rule (the original SFAS No. 123) that had allowed companies to choose between accounting for share-based compensation using the estimated fair values of the options in the consolidated statement of earnings or providing pro forma footnote disclosures only. The Company has evaluated the impact of this new standard on its earnings and currently expects that the impact on fiscal 2006 earnings of adopting this new standard in 2006 will be $0.02 per diluted share. The $0.02 per diluted share impact consists of $0.01 per diluted share for expensing of stock options and $0.01 per diluted share for expensing of the discount given to employees in our employee stock purchase plan. Furthermore, during the Company’s evaluation of this new standard on its financial statements, management made a decision that was approved by the Board of Directors to accelerate the vesting of certain unvested “out-of-the-money” stock options previously awarded under its 1990 Employee Stock Plan and 2000 Stock Incentive Plan. The acceleration of these stock options was done to minimize future compensation expense under SFAS No. 123 (revised). As a result of the acceleration, 1,124,329 stock options with a range of exercise prices between $15.25 and $24.19 per share, of which approximately 12% are held by named executive officers and one director, became exercisable on November 15, 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged. The accelerated options represent approximately 40% of the total of all outstanding stock options. As a result of the acceleration, the Company expects to reduce the pretax stock option expense it otherwise would be required to record in connection with the accelerated options by approximately $9.2 million over the original option vesting period, including $2.9 million in the Company’s 2006 fiscal year. The table above reflects a deduction of $11.6 million for stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax which included the $9.2 million from the acceleration of certain stock options.
     Per Share Data. Basic earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding plus the dilutive effect of options and restricted shares outstanding during the applicable periods. Basic and diluted earnings per share also include the dilutive effect of shares issuable to the prior owners of Ninety Nine due to the fact that the timing of issuance is related solely to the passage of time.
     Stock Repurchase. Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares become authorized but unissued. The Company reflects the purchase price of any such repurchased shares as a reduction of common stock.
     Fair Value of Financial Instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 25, 2005 and December 26, 2004. Book value approximates fair value for substantially all of the Company’s assets and liabilities that fall under the scope of SFAS No. 107.
     Derivative Instruments and Hedging Activities. All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the variability of cash flows to be paid related to a recognized liability or as a hedge of the fair value of a recognized liability. For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedge risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value and cash-flow hedges to specific liabilities on the balance sheet. The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. The Company also determines how ineffectiveness will be measured. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged liability, are recorded in earnings. The terms and conditions of the Company’s fair value hedges mirror the interest terms and conditions on its 9.0% senior subordinated notes due 2013. Therefore, the Company is not required to test the effectiveness of these derivatives. If it is determined that a derivative is ineffective as a hedge, the Company discontinues hedge accounting prospectively.
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
     Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income, presented in the consolidated statement of shareholders’ equity and comprehensive income, consists of net earnings and unrealized gains (losses) on derivatives, net of tax. Other comprehensive income, net of tax, for 2005 was $219,000. The accumulated other comprehensive loss at December 25, 2005 is comprised of an unrealized loss on derivative financial instruments of $5,000, net of tax.
     Operating Segments. Due to similar economic characteristics, as well as a single type of product, production process, distribution system and type of guest, the Company reports the operations of its three concepts on an aggregated basis and does not separately report segment information. Revenues from external customers are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. As a result, separate segment information is not disclosed.
     Use of Estimates. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of plant and equipment, intangibles and goodwill; valuation allowances for receivables, gift card breakage, inventories and deferred income tax assets; workers’ compensation and general liability insurance liabilities; valuation of derivative instruments; and obligations related to employee benefits. Actual results could differ from those estimates.
     Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. In accordance with SFAS 123(R), the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees beginning in the first quarter of 2006. The Company has evaluated the effect of adoption on its consolidated financial statements and believes that the estimated impact in fiscal 2006 will be approximately $0.02 per diluted share. The $0.02 per diluted share impact consists of $0.01 per diluted share for expensing of stock options and $0.01 per diluted share for expensing of the discount given to employees in the Company’s employee stock purchase plan.
     In March 2005, FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143, was issued. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. For example, some entities recognize the fair value of the obligation prior to the retirement of the asset with the uncertainty about the timing and (or) method of settlement incorporated into the fair value of the liability. Other entities recognize the fair value of the obligation only when it is probable the asset will be retired as of a specified date using a specified method or when the asset is actually retired. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. Originally, the FASB proposed guidance in FASB Staff Position (FSP) FAS 143, “Application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, to Legislative Requirements on Property Owners to Remove and Dispose of Asbestos or Asbestos-Containing Materials,” but the FASB ultimately concluded there were additional issues that required the FASB’s attention. Accordingly, the FASB withdrew the proposed FSP and issued an Exposure Draft, Accounting for Conditional Asset Retirement Obligations, which is the basis for FIN 47. As of December 25,

2005, the Company adopted FIN 47 and its impact resulted in a charge to 2005 earnings of $151,000 net of tax or $0.01 per diluted share.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not expect adoption of SFAS No. 154 to have a material impact on its consolidated financial statements.
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
     In October 2005, the FASB issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB concludes in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. FASB Technical Bulletin (FTB) No. 88-1, Issues Relating to Accounting for Leases, requires that rental costs associated with operating leases be allocated on a straight-line basis in accordance with FASB Statement No. 13, Accounting for Leases, and FTB 85-3, Accounting for Operating Leases with Scheduled Rent Increases, starting with the beginning of the lease term. The FASB believes there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. The Company has already adopted this accounting guidance.
2. Acquisition
     On January 27, 2003, the Company acquired Ninety Nine Restaurant and Pub (“Ninety Nine”), a casual dining chain based in Woburn, Massachusetts, primarily to continue expanding its portfolio of quality restaurant concepts in becoming a multi-concept restaurant operation. The Company acquired Ninety Nine Restaurant and Pub for $116 million in cash (which excludes approximately $5.5 million in cash acquired and approximately $3.8 million in transaction costs) and approximately 2.34 million shares of common stock, plus the assumption of certain liabilities. In addition to the purchase price, the Company agreed to pay a total of $1.0 million per year, plus accrued interest, on each of January 1, 2004, 2005, 2006 and 2007, to certain key team members of Ninety Nine who continue to be employed at the time of such payments. Of the stock portion of the purchase price, the Company delivered 941,176 shares at closing, 390,586 shares in January 2004, 407,843 in January 2005, 407,843 in January 2006 and will deliver 94,118 shares on each of the fourth and fifth anniversaries of the closing.
     The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of Ninety Nine are included in the Company’s consolidated financial statements from the date of acquisition. The Ninety Nine concept is being operated through indirect wholly-owned subsidiaries of the

Company. The Company attributes the goodwill shown below to the long-term historical financial performance and the anticipated future performance of Ninety Nine. The allocation of the purchase price to the acquired net assets is as follows (in thousands).

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

     The following unaudited pro forma condensed results of operations give effect to the acquisition of Ninety Nine as if such transaction had occurred at the beginning of fiscal 2003:
Fiscal Year ended December 28, 2003

2003
(in thousands)
Pro Forma Earnings:
Total revenues	$775,194
Earnings before income taxes and cumulative effect of change in accounting principle	30,830
Earnings before cumulative effect of change in accounting principle	21,436
Cumulative effect of change in accounting principle	—

Net earnings	$21,436

Basic earnings per share
Earnings before cumulative effect of change in accounting principle	$0.97
Cumulative effect of change in accounting principle	—

Net earnings	$0.97

Basic weighted average common shares outstanding	22,148

Diluted earnings per share
Earnings before cumulative effect of change in accounting principle	$0.94
Cumulative effect of change in accounting principle	—

Net earnings	$0.94

Diluted weighted average common shares outstanding	22,758

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

3. Impairment of and Disposal of Long-Lived Assets
     The Company reviews its long-lived assets related to each restaurant to be held and used in the business, including any other assets or allocated intangible assets subject to amortization, quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Based on the best information available, the Company writes down an impaired asset to its estimated fair market value, which becomes its new cost basis. The Company measures estimated fair market value by undiscounting estimated future cash flows. In addition, when the Company decides to close a restaurant it is reviewed for impairment and depreciable lives are adjusted based on the expected disposal date. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date plus the expected terminal value.
     Costs associated with closing a restaurant are generally expensed as incurred unless the restaurant is considered as discontinued operations. Additionally, at the date the Company ceases using a property under an operating lease, it records a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any. If the Company decides to sell the underlying assets of a restaurant, such assets are no longer depreciated and are classified as assets held for sale on the consolidated balance sheet at the lower of their cost or estimated fair market value. To the extent the Company sells such assets, primarily land, associated with a closed restaurant, any gain or loss upon that sale is recorded in asset impairment and disposals.
     During 2005, the Board of Directors approved management’s plan to close six O’Charley’s restaurants at various dates during the fourth quarter of 2005. In addition, the Company took an impairment charge on a corporate aircraft and two O’Charley’s restaurants which remain open. The impairment charge taken for the aircraft was based on the Company’s decision to sell the aircraft. The impairment charge taken on the two O’Charley’s restaurants that remain open was based on its normal review for asset impairment. These decisions followed a review of historical and projected cash flows of the Company’s restaurants in view of the economic environment in which the Company is operating and the Company’s current strategic plans. As a result of these actions, the Company recognized a charge during 2005 for asset impairment and disposals totaling $7.3 million. This amount includes an asset impairment charge of approximately $4.9 million related to the six planned O’Charley’s store closures, $0.9 million relating to two O’Charley’s restaurants that are impaired but are not expected to be closed, $1.1 million relating to the impairment of a corporate aircraft, $0.3 million charge for a property insurance deductible on the loss of an O’Charley’s restaurant location in Biloxi, Mississippi that was destroyed by Hurricane Katrina and $0.1 million for net losses on assets that were disposed of in 2005. With respect to the asset impairment charges, fair value was determined by projected future cash flows for each location, which is the lowest level of identifiable cash flows largely independent of the cash flows of other groups of assets, over each location’s remaining operating period, including the estimated proceeds from the disposition of such assets.
4. Exit and Disposal Costs
     The Company recorded exit and disposal costs related to the closure of six O’Charley’s restaurants in the fourth quarter of 2005. The Company recorded a liability at the “cease use” date for $4.1 million for the six restaurants that were closed. This liability was offset by estimated sublease income of $4.0 million as of December 25, 2005. The net expense of $0.1 million is recorded as part of income from operations in the consolidated statement of earnings as a component of asset impairment and disposals. The Company did not incur any one-time termination benefits or other associated costs as of a result of exit and disposal activities.
5. Asset Retirement Obligations
     The Company recorded an asset retirement obligation as of December 25, 2005, based on its adoption of recently issued FASB Interpretation No.47 which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations. The Company has determined that it has potential obligations for certain of its restaurant-level assets. Specifically, the Company has the obligation to remove certain assets from its restaurants at the end of the lease term. The following is a breakdown of the retirement obligation for the year ended December 25, 2005 and a proforma disclosure as if the interpretation had been applied to the year ended December 26, 2004.

(in thousands)
Asset Retirement Obligation as of December 28, 2003	$462
Plus:
Accretion expense on the present valued liability	44
Plus:
Fixed Asset Additions Requiring Recognitions of a Liability	16

Asset Retirement Obligation as of December 26, 2004	$522
Plus:
Accretion expense on the present valued liability	55
Plus:
Fixed Asset Additions Requiring Recognitions of a Liability	18

Asset Retirement Obligation as of December 25, 2005	$595

In calculating the present value of the asset retirement obligation, the Company used the 10-year treasury yield plus the margin that the Company pays above LIBOR in its revolving credit facility. The 10-year treasury yield was 4.4% and the spread over LIBOR was 1.3%.
6. Property and Equipment
     Property and equipment consist of the following:

	December 25,	December 26,
	2005	2004
	(in thousands)
Land and improvements	$79,559	$77,588
Buildings and improvements	144,631	148,060
Furniture, fixtures and equipment	188,621	170,736
Leasehold improvements	186,948	159,296
Equipment under capitalized leases	74,549	73,828
Property leased to others	1,888	1,888

	676,196	631,396
Less accumulated depreciation and amortization	(211,651)	(179,588)

	$464,545	$451,808

     Depreciation and amortization of property and equipment was $43.8 million, $39.8 million and $36.4 million for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

7. Assets Held for Sale
     Assets held for sale consist of the following:

December 25,
2005
(in thousands)
Land	$2,047
Buildings and improvements	6,501
Other assets	3,585
Less accumulated depreciation and amortization	(6,425)

$5,708

     The amount shown in assets held for sale as of December 25, 2005 on the consolidated balance sheet consists of assets related to six Company-owned O’Charley’s restaurants that were closed during the fourth quarter of 2005, a corporate aircraft and certain other non-operating assets. The Company decided to close six under-performing restaurants as part of a plan to improve existing restaurants. The Company decided to sell the corporate aircraft based on a cost/benefit analysis to the Company. The Company estimates that it can sell the aircraft for approximately $1.9 million net of broker fees. The net book value of the aircraft was approximately $3.0 million and the Company has therefore recognized a $1.1 million impairment charge for this asset. The Company also decided to sell certain other non-operating assets with a net book value of approximately $0.3 million. The Company estimates that the fair value of these assets exceeds their net book value and has therefore concluded that these assets are not impaired. The Company has ceased recognizing depreciation expense for all of these assets while they are being held for sale.
8. Other Assets
     Other assets consist of the following:

	December 25,	December 26,
	2005	2004
	(in thousands)
Supplemental executive retirement plan asset	$8,404	$7,189
Liquor licenses	2,351	2,392
Deferred compensation	1,000	2,000
Prepaid interest and finance costs	6,302	7,678
Notes receivable	160	993
Other assets	1,915	2,058

	$20,132	$22,310

     The increase in the supplemental executive retirement plan asset shown above is primarily related to salary and bonus deferrals combined with the Company match and earnings on the accounts of the participants during 2005.
     The deferred compensation shown above represents the amount yet to be recognized in expense under the payment plan to certain team members of Ninety Nine Restaurant and Pub. The amounts are payable each January 1 in each of the next two years. The Company recognized compensation expense of $1.0 million plus accrued interest during 2005 and 2004 related to this payment plan.

9. Accrued Expenses
     Accrued expenses consist of the following:

	December 25,	December 26,
	2005	2004
	(in thousands)
Accrued insurance expenses	$11,206	$8,164
Accrued employee benefits	3,457	4,592
Accrued interest	1,904	1,565
Accrued vacation	1,411	1,909
Other accrued expenses	5,761	4,648

	$23,739	$20,878

     The amount for accrued insurance expenses shown above includes primarily liabilities for workers’ compensation and general liability claims for amounts that fall under the Company’s deductibles on each of the respective insurance policies. The amount also includes liabilities associated with the Company’s self-insured health insurance programs. The total of the accrued self-insured health insurance liabilities at December 25, 2005 was approximately $2.1 million.
10. Long-Term Debt
     Long-term debt consists of the following:

	December 25,	December 26,
	2005	2004
	(in thousands)
Revolving line of credit	$22,000	$21,000
9% senior subordinated notes due 2013	125,000	125,000
Financing arrangement	1,197	—
Secured mortgage note payable	125	146

	$148,322	146,146
Less current portion of long-term debt	(23)	(21)

Long-term debt, less current portion	$148,299	$146,125

     The bank credit facility consists of a revolving credit facility with a maximum principal amount of $125.0 million. At December 25, 2005, the outstanding balance on the revolving credit facility was $22.0 million, which excludes approximately $6.1 million in letters of credit which reduces the capacity on the credit facility. The facility has a four-year term maturing in 2007, and bears interest, at the Company’s option, at either LIBOR plus a specified margin ranging from 1.25% to 2.25% based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5%, plus a specified margin from 0.0% to 1.0% based on certain financial ratios. As of the end of 2005, the Company’s LIBOR loans were priced using a margin of 1.25%. The credit facility imposes restrictions on the Company with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires the Company to comply with certain specified financial covenants, including covenants and ratios relating to the Company’s senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. The Company was in compliance with such covenants at December 25, 2005. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. All amounts owing under the facility are secured by 100% of the Company’s equity interests in each of the Company’s existing subsidiaries and substantially all of the Company’s subsidiaries’ tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment. The lenders may, under certain circumstances, also require that the Company pledge such real estate and equipment as collateral.

     At December 25, 2005, the amount available under the revolving credit facility, after consideration of the Company’s outstanding letters of credit, was approximately $97.0 million.
     In the fourth quarter of 2003, the Company amended and restated its credit facility and issued $125 million aggregate principal amount of notes. The proceeds from the notes were used to pay off a term loan and to repay a portion of the revolving credit loan under the Company’s bank credit facility. Interest on the notes accrues at the stated rate and is payable semi-annually on May 1 and November 1 of each year commencing May 1, 2004. The notes mature on November 1, 2013. The notes are unsecured, senior subordinated obligations and rank junior in right of payment to all of the Company’s existing and future senior debt (as defined in the indenture governing the notes). At any time before November 1, 2006, the Company may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 109% of the principal amount of the notes, plus accrued and unpaid interest, with the cash proceeds of certain equity offerings. The Company may also redeem all or a portion of the notes on or after November 1, 2008 at the redemption prices set forth in the indenture governing the notes. The notes are guaranteed on an unsecured, senior subordinated basis by certain of the Company’s subsidiaries.
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
     On November 11, 2004, the Company entered into an agreement with GE Capital Franchise Finance Corporation. Under the terms of the Program Agreement, GE Capital will provide financing to certain qualified franchisees of the Company’s O’Charley’s restaurants (typically those in which the Company has an ownership interest) in a maximum aggregate amount of $75,000,000. Such financing may be used to fund the acquisition, construction and installation of the land, building and equipment for new O’Charley’s restaurants opened by such franchisees or to fund a franchisee’s acquisition from the Company of the land, building and equipment for existing O’Charley’s restaurants. Under the agreement, financing will be provided in the maximum amount of $2.5 million per location or 80% of the total acquisition and construction costs relating to each restaurant, whichever is less.
     In consideration of GE Capital’s agreement to make financing available under the program to certain of the Company’s franchisees and joint venture partners, the Company has agreed, subject to limitations, to guarantee payment to GE Capital for any ultimate net losses it may suffer in connection with loans under the program. The Company’s maximum liability under such ultimate net loss guarantee is equal to the lesser of 20% of the sum of the original funded principal balances of all loans under the program or $15 million. In addition to the ultimate net loss guarantee, the Company has agreed to purchase any such loans that have been declared in default by GE Capital if the sum of the original funded principal balances of all loans under the program is less than $10 million. Subject to certain exceptions, the Company’s guarantee of loans under the program shall remain in effect for as long as the loans are outstanding. As of December 25, 2005, $1.2 million in loans have been provided to an O’Charley’s joint venture under this financing arrangement. The 15 year loan requires monthly payments with an annual interest rate of 8.3%. Furthermore, the Company has decided to assist this joint venture in opening its restaurants and has made additional loans from the Company to the joint venture. Under FIN 46(R), the joint venture is a variable interest entity, as the Company does not anticipate it having sufficient equity to fund its operations. Since the Company bears a disproportionate share of the financial risk associated with the joint venture, it has deemed itself to be the primary beneficiary of the joint venture, and in accordance with FIN 46(R) must consolidate the joint venture in its consolidated financial statements. As a result, this obligation of the joint venture partner with GE Capital has been consolidated on the Company’s consolidated financial statements.
     The secured mortgage note payable at December 25, 2005 bears interest at 10.5% and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $814,000 at December 25, 2005.
     The annual maturities of long-term debt as of December 25, 2005 were: $23,000-2006; $22.0 million-2007; $28,000-2008; $31,000-2009; $17,000-2010; and $126.2 million thereafter.

11. Other Liabilities
     Other liabilities consist of the following:

	December 25,	December 26,
	2005	2004
	(in thousands)
Deferred gain on sale leaseback transactions	$18,916	$20,484
Deferred rent	13,976	11,981
Supplemental executive retirement plan liability	10,454	8,747
Deferred compensation liability	1,071	2,000
Other long-term liabilities	3,217	1,822

	$47,634	$45,034

12. Lease Commitments
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
     As of December 25, 2005 and December 26, 2004, approximately $41.9 million and $57.7 million, respectively, net book value of the Company’s property and equipment is under capitalized lease obligations. Interest rates on capitalized lease obligations range from 3.8% to 7.3%.
     Future minimum lease payments at December 25, 2005 are as follows:

	Capitalized
	Equipment	Operating
	Leases	Leases
	(in thousands)
2006	$11,082	$30,353
2007	9,319	30,621
2008	9,401	30,599
2009	6,894	30,139
2010	1,758	29,840
Thereafter	2,047	297,232

Total minimum lease payments	40,501	$448,784

Less amount representing interest	(3,141)

Net minimum lease payments	37,360
Less current portion	(10,952)

Capitalized lease obligations, net of current portion	$26,408

     Rent expense for 2005, 2004 and 2003 for operating leases is as follows:

	2005	2004	2003
	(in thousands)
Minimum rentals	$30,438	$29,485	$22,252
Contingent rentals	421	410	423

	$30,859	$29,895	$22,675

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
13. Derivative Instruments and Hedging Activities.
     The Company has interest-rate-related derivative instruments to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging and fair-value-hedging purposes. That is, the Company does not speculate using derivative instruments.
     By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with established counterparties.
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
     Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of fair value associated with fixed rate, long-term debt obligations, along with the loss or gain on the hedged liability, are recorded in earnings.
     At December 25, 2005 and December 26, 2004, the Company had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to its $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9%. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.
     Also at December 25, 2005 and December 26, 2004, the Company had interest rate swap agreements with a financial institution that effectively converted a portion of the variable-rate revolving line of credit into a fixed-rate obligation. The notional amount of these swaps is $10.0 million and is based on one month LIBOR plus a specified margin ranging from 1.25% to 2.25%. The interest terms of these swaps mirror the interest terms on the debt. These swap agreements expired in January 2006. As of December 25, 2005, $5,000 of deferred losses, net of tax, on the swaps were included in accumulated other comprehensive income and at December 25, 2005 and December 26, 2004, the total fair value of all swap agreements was a liability of $8,631 and $614,000, respectively, which is included as a component of other long-term liabilities. As of December 25, 2005 and December 26, 2004, $5,000 and $224,000, respectively, of deferred losses on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives losses to earnings include the repricing of variable-rate debt.
14. Income Taxes
     The total income tax expense (benefit) for each respective year is as follows:

	2005	2004	2003
	(in thousands)
Income taxes attributable to:
Earnings before cumulative effect of change in accounting principle	$2,001	$9,362	$9,261
Tax effect of cumulative effect of accounting change	(97)	—	—
Shareholders’ equity, tax change in market value of derivative instruments	53	189	251
Shareholders’ equity, tax benefit derived from non-statutory stock options exercised	(674)	(1,224)	(4,692)

	$1,283	$8,327	$4,820

     Income tax expense (benefit) related to earnings before income taxes and cumulative effect of a change in accounting principle for each respective year is as follows:

	2005	2004	2003
	(in thousands)
Current	$5,654	$9,606	$9,100
Deferred	(3,653)	(244)	161

	$2,001	$9,362	$9,261

     Income tax expense (benefit) attributable to earnings before income taxes and cumulative effect of a change in accounting principle differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings from operations as a result of the following:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes due to:
State income taxes, net of federal tax benefit	8.6	4.9	4.3
Tax credits, primarily FICA tip credits	(28.5)	(11.0)	(9.2)
Other	(0.8)	(0.3)	0.3

	14.3%	28.6%	30.4%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

	December 25,	December 26,
	2005	2004
	(in thousands)
Deferred tax assets:
Inventories, principally due to uniform capitalization	$856	$707
Accrued expenses, principally due to accruals for workers’ compensation, employee health and retirement benefits	7,538	7,922
Asset impairment and exit cost	2,292	308
Unearned gift card income	1,079	1,082
Tax credits, primarily FICA tip credits	4,836	1,807
State net operating loss carry forwards	2,993	1,775
Deferred rent	1,778	2,174
Other	0	106

Total gross deferred tax assets	21,372	15,881
Deferred tax asset valuation allowance	(2,961)	(1,775)

Total net deferred tax assets	18,411	14,106
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation and capital lease amortization	9,643	11,180
Goodwill	6,278	4,094
Other	59	0

Total gross deferred tax liabilities	15,980	15,274

Net deferred tax (asset) liability	$(2,431)	$1,168

     The net deferred tax (asset) liability is as follows:

	2005	2004
	(in thousands)
Deferred income taxes, long-term liability	$7,407	$7,884
Deferred income taxes, current asset	(9,838)	(6,716)

	$(2,431)	$1,168

     The Company has gross state net operating loss carry-forwards of $70 million to reduce future tax liabilities, which begin to expire at various times starting in 2008 and federal general business tax credits of $4,836,000 which begin to expire at various times starting in 2025.
     The Company has established a valuation allowance of $2,961,000 and $1,775,000 as of December 25, 2005 and December 26, 2004, respectively, for state net operating loss carry-forwards. The change in the deferred tax valuation allowance was $1,186,000 and $1,258,000 in 2005 and 2004, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance.
15. Shareholders’ Equity
     In October 2003, the Company announced an authorization to repurchase up to $25.0 million of the Company’s common stock. Any repurchases will be made from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. To date, the Company has not repurchased any shares of common stock under this authorization. Any repurchases will be funded with borrowings under the Company’s bank credit facility or through cash flow generated through operations.
     The Company’s charter authorizes 100,000 shares of preferred stock which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 25, 2005, no preferred shares had been issued.
16. Earnings Per Share
     The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share.

	2005	2004	2003
		(in thousands)
Weighted average shares outstanding—basic	22,837	22,290	21,560
Incremental stock option shares outstanding	259	357	610

Weighted average shares outstanding—diluted	23,096	22,647	22,170

     For fiscal years 2005, 2004, and 2003, the number of anti-dilutive common stock equivalents excluded from the diluted weighted average shares calculation were approximately 2,200,374, 1,741,000, and 1,375,000, respectively.

17. Stock Compensation and Purchase Plans
     The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key team members, nonemployee directors and consultants of the Company. The Company reserved 4,183,523 shares of common stock for issuance pursuant to these plans. Options are granted at 100% of the fair market value of common stock on the date of the grant, expire ten years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. The Company adopted the O’Charley’s 2000 Stock Incentive Plan (the “2000 Plan”) in May 2000. The Company has reserved 3,000,000 shares of common stock for issuance pursuant to the 2000 Plan. At December 25, 2005, options to purchase 1,796,801 shares of common stock were outstanding under the 2000 Plan. Following adoption of the 2000 Plan, no additional options may be granted pursuant to previously adopted stock option plans. At December 25, 2005, options to purchase 992,519 shares of common stock were outstanding under those previously adopted plans. At December 25, 2005, the Company has 378,945 shares available for issuance under the 2000 Plan. The Company applies APB Opinion No. 25 in accounting for its stock option plans; and, accordingly, no compensation cost has been recognized because no options have been granted at an exercise price less than the fair value of the stock on the date of the grant.
     A summary of stock option activity during the past three years is as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 29, 2002	3,523,324	$12.43
Granted	1,261,722	18.60
Exercised	(969,511)	6.45
Forfeited	(101,031)	18.86

Balance at December 28, 2003	3,714,504	$16.54
Granted	—	—
Exercised	(352,767)	9.05
Forfeited	(138,388)	19.33

Balance at December 26, 2004	3,223,349	$17.23
Granted	—	—
Exercised	(294,861)	$10.93
Forfeited	(139,168)	12.52

Balance at December 25, 2005	2,789,320	$14.12

     At the end of 2005, 2004, and 2003, the number of options exercisable was approximately 2,641,958, 1,620,000, and 1,690,000 respectively, and the weighted average exercise price of those options was $17.87, $15.47, and $13.47, respectively.

     The following table summarizes information about stock options outstanding at December 25, 2005.

Options Outstanding						Options Exercisable
				Weighted-
				Avg.	Weighted-		Weighted-
				Remaining	Average		Average
				Contractual	Exercise		Exercise
Exercise Price			Number	Life	Price	Number	Price
$7.26	to	9.77	49,380	1.0	$9.13	43,170	$9.10
$9.77	to	12.10	322,975	2.4	11.76	260,946	11.74
$12.10	to	14.51	198,967	3.4	13.63	160,218	13.72
$14.51	to	16.93	615,047	3.5	15.39	592,297	15.39
$16.93	to	19.35	351,845	5.6	18.09	351,845	18.09
$19.35	to	21.77	990,382	6.6	20.77	990,382	20.77
$21.78	to	24.19	260,724	6.7	22.69	243,100	22.69

$7.26	to	24.19	2,789,320	5.5	$14.12	2,641,958	$17.87

     The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible team members of the Company to become shareholders in the Company. The Company has reserved 1,350,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan, which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85% of the lower of 1) the closing market price per share of the Company’s Common Stock on the last trading date of the plan period or 2) the average of the closing market price of the Company’s Common Stock on the first and the last trading day of the plan period. Contributions of up to 15% of base salary are made by each participant through payroll deductions. As of December 25, 2005, 745,855 shares have been issued under this plan.
     During the first quarter of 2003, the Company granted approximately 135,000 shares of restricted stock to certain executives and members of senior management. Compensation cost related to these awards recognized by the Company in fiscal 2005, 2004 and 2003 approximated $27,000, $426,000 and $470,000, respectively.
     During 2004, the Company changed its approach to equity-based compensation and discontinued issuing stock options, choosing to only issue restricted stock. This change impacted the Company’s earnings as the accounting for restricted stock differs from the accounting for stock options, the latter of which is discussed above. The accounting for restricted stock is based on the vesting schedule for the shares. If the vesting schedule is based merely on the passage of time, the accounting treatment requires expensing from the grant date to the expected vesting date based on the number of shares granted and the stock price on the date of grant. Under fixed plan accounting for stock-based compensation, upon issuance of restricted stock awards, unearned compensation is charged to shareholders’ equity for the fair value of the restricted stock at the grant date, and recognized as compensation expense ratably over the respective vesting periods. If the vesting is based on performance criteria that could cause the awards to vest over varying period of time, or to not vest at all, the accounting treatment requires expensing from the grant date to the expected vesting date with the stock price based on the closing price on the quarterly and annual reporting dates. With respect to these awards, the Company uses variable-plan accounting which requires the Company to recognize the intrinsic value of the award measured at the end of each reporting period over the life of the award as it is earned. Since this award can only be settled in stock, common stock is credited as the award value is recognized in expense over the vesting period. The accounting for time-based vesting only is referred to below as “fixed-plan accounting” and the accounting for performance-based vesting is referred to as “variable-plan accounting”. During 2004 and 2005, the Company granted restricted stock awards that involve both of these accounting treatments.
     During 2004, the Company granted approximately 344,000 shares of restricted stock to certain executives, members of senior management and non-employee directors. Compensation (benefit) cost related to these restricted stock awards recognized by the Company during fiscal years 2005 and 2004 approximated $(35,000) and $1,031,000, respectively. The net compensation benefit included reversals of approximately $644,000 for changes in estimates of the Company’s projected future performance on the ultimate vesting of certain performance-based restricted awards.
     In 2005, the Company granted approximately 330,129 shares of restricted stock to certain executives, members of senior management and non-employee directors. The Company recognized a net compensation expense of approximately $409,000 related to these restricted stock awards during 2005.
     The following table provides information regarding each grant made in 2005, including the number of awards, the amount charged to equity and expense, and a description of the vesting schedule.

	Approximate	Amount
	Number of	Recorded to
	Shares	Common Stock
Grant Date	Granted	in 2005	Vesting Schedule
January 21, 2005 (1)	26,878	$485,417	Ratably over periods of time ranging from date of grant to seven years (fixed-plan accounting)
January 21, 2005 (2)	190,089	0	Based upon cumulative growth in earnings per share over the next three years (variable-plan accounting)
May 12, 2005 (3)	24,000	398,880	Ratably over a three year period of time (fixed-plan accounting)
May 12, 2005 (4)	24,307	425,373	Ratably over periods of time ranging from date of grant to five years (fixed-plan accounting)
August 29, 2005 (5)	24,830	401,998	Ratably over periods of time ranging from date of grant to five years (fixed-plan accounting)
October 3, 2005 (6)	20,000	283,400	Ratably over a three year period of time (fixed-plan accounting)
December 8, 2005 (7)	20,025	298,973	Ratably over periods of time ranging from date of grant to four years (fixed-plan accounting)

(1)	In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed-plan accounting. Compensation cost related to these restricted stock awards recognized by the Company during fiscal 2005 approximated $110,000.

(2)	If the cumulative annual performance targets are achieved, up to 25.0% of the awards may vest in each of the first and second years and all unvested amounts may vest upon meeting the cumulative performance target in the third year. Any unvested amounts at the end of the third year will automatically be forfeited. In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. There was not any compensation cost related to these awards recognized by the Company in fiscal 2005. As described above, the Company’s expected earnings target was below the required vesting target for these awards.

(3)	In the event that the service of the non-employee director terminates for any reason, no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time;

therefore, the Company uses fixed-plan accounting. Compensation cost related to these restricted stock awards recognized by the Company during 2005 approximated $83,000.

(4)	In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed-plan accounting. Compensation cost related to these restricted stock awards recognized by the Company during fiscal 2005 approximated $93,000.

(5)	In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed-plan accounting. Compensation cost related to these restricted stock awards recognized by the Company during the fiscal 2005 approximated $68,000.

(6)	In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to be employed by the Company in the same position the individual held on the date of the grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantee’s rights in these shares vest based upon the passage of time; therefore, the Company uses fixed-plan accounting as described above. Compensation cost related to this restricted stock award recognized by the Company during 2005 was approximately $22,000.

(7)	In the event that either the employment of the individual by the Company is terminated for any reason or, for any reason, the individual ceases to remain employed by the Company in the same position the individual held on the date of grant (or a substantially equivalent or higher position), no further vesting of restricted stock shall occur. The grantees’ rights in these shares vest based upon the passage of time; therefore, the Company uses fixed-plan accounting. Compensation cost related to these restricted stock awards recognized by the Company fiscal 2005 approximated $33,000.

     For purposes of providing the SFAS No. 123 and SFAS No. 148 disclosures in Note 1, the fair value of each unvested option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not issue stock options during 2005 and 2004, therefore, Black-Scholes assumptions are not shown for 2005 and 2004 below. The weighted average assumptions used for the Black-Scholes option pricing model for grants in 2003 are as follows:

2003
Risk-free investment interest	4.0%
Expected life in years	5.3
Expected volatility	46.7%
Fair value of options granted (per share)	$9.68
18. Team Member Benefit Plans
     The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan (the “Plan”). Under the Plan, team members can make contributions up to 15% of their annual compensation. The Company contributes annually to the Plan an amount equal to 50% of team member contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20% each year beginning after the team member’s initial year of employment. Company contributions were approximately $1,126,886 in 2005, $942,000 in 2004 and $500,000 in 2003.
     The Company maintains a supplemental executive retirement plan for a select group of management team members to provide supplemental retirement income benefits through deferrals of salary and bonus. Participants in this plan can contribute, on a pre-tax basis, up to 50% of their base pay and 100% of their bonuses. The Company contributes annually to this plan an amount equal to a matching formula of each participant’s deferrals. Company contributions were approximately $340,000 in 2005, $280,000 in 2004 and $230,000 in 2003. The amount of the supplemental executive retirement plan liability payable to the participants at December 25, 2005 and December 26, 2004 was $10,454,000 and $8,747,000, respectively, and is recorded in other liabilities on the consolidated balance sheets.
19. Consolidated Statements of Cash Flows
     Supplemental disclosure of cash flow information is as follows:

	2005	2004	2003
		(in thousands)
Cash paid for interest	$13,660	$12,782	$11,589
Additions to capitalized lease obligations	4,510	10,810	20,046
Income taxes paid (net of refunds)	5,161	9,693	7,980

Other non cash transactions:
Transfer of assets to held-for-sale	$5,708	—	—
20. Litigation and Contingencies
     In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of its employees and customers becoming infected. A total of 56 lawsuits were filed against the Company, all but one of which were filed in the Circuit Court for Knox County, Tennessee, that alleged injuries or fear of injuries from the Hepatitis A incident. As of the date of this filing, all of these cases have been settled and dismissed. The Company has liability insurance which covered its legal costs and substantially all of its share of the cases settled.

     The Company also has insurance that provides coverage, subject to limitations, for lost income at its restaurants whose results of operations were adversely affected by the Hepatitis A incident. The Company has submitted a claim pursuant to its insurance policy for this type of loss, but its carrier has disagreed with the Company’s claim. On July 11, 2005, certain underwriters at Lloyd’s, the Company’s insurance carrier, filed suit against the Company in the Circuit Court for Knox County, Tennessee seeking declaration by the court regarding certain limits in this policy which would effectively limit the Company’s recovery under the policy to $100,000. The Company has filed an answer and counterclaim requesting that the court declare that its coverage is not limited as asserted by the carrier. At this point, the Company cannot reasonably estimate the value of any potential resolution of this claim or the timing thereof.
     The Company is also involved in an arbitration in the matter of Ballantyne Village, LLC v. O’Charley’s Inc. filed in April 2005. Ballantyne Village, LLC has alleged that the Company breached a lease on a retail center for a proposed Stoney River Legendary Steaks restaurant in Charlotte, North Carolina. The Company believes it terminated this lease prior to the commencement of its tenancy in accordance with its terms, that the counterparty’s claims are without merit. The Company intends to defend the allegations against it in this matter vigorously.
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
     The Company does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur or accrue expenses relating to legal proceedings, however, which may adversely affect its results of operations in a particular period.
21. Guarantees
     On November 11, 2004, the Company entered into an agreement with GE Capital Franchise Finance Corporation. Under the terms of the Program Agreement, GE Capital will provide financing to certain qualified franchisees of the Company’s O’Charley’s restaurants (typically those in which the Company has an ownership interest) in a maximum aggregate amount of $75,000,000. Such financing may be used to fund the acquisition, construction and installation of the land, building and equipment for new O’Charley’s restaurants opened by such franchisees or to fund a franchisee’s acquisition from the Company of the land, building and equipment for existing O’Charley’s restaurants. Under the agreement, financing will be provided in the maximum amount of $2.5 million per location or 80% of the total acquisition and construction costs relating to each restaurant, whichever is less.
     The Company has agreed, subject to limitations, to guarantee payment to GE Capital of any ultimate net losses it may suffer in connection with loans under the program. The Company’s maximum liability under the guarantee is equal to the lesser of 20% of the sum of the original funded principal balances of all loans under the program or $15 million. In addition to the ultimate net loss guarantee, the Company has agreed to purchase any such loans that have been declared in default by GE Capital if the sum of the original funded principal balances of all loans under the program is less than $10 million. Subject to certain exceptions, the Company’s guarantee of loans under the program shall remain in effect for as long as the loans are outstanding. As of December 25, 2005, $1.2 million in loans have been provided to O’Charley’s franchisees under this financing arrangement.

22. Franchising Arrangements
     On December 30, 2003, the Company entered into a multi-unit franchise agreement with a franchisee, OCM Development, LLC to develop and operate O’Charley’s restaurants in Michigan. The agreement specifies the franchisee will develop 15 new O’Charley’s restaurants.
     The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining 13 restaurants. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $212,500 as development fees at the closing of the agreement, which represents half of the fees associated with the 15 restaurants agreed upon. The franchisee is required to pay the other half of the development fee to the Company as each new restaurant opens. The Company recognized in income $100,000 and $50,000 in development fees in fiscal 2005 and 2004 related to the opening of franchised restaurants. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.
     On March 28, 2005, the Company entered into a Development Agreement with Four Star Restaurant Group, LLC and Michael R. Johnson. Under the terms of the agreement, Four Star Restaurant Group, LLC has the right to develop and operate up to ten new O’Charley’s restaurants over the next six years in certain markets in the states of Iowa, Nebraska, Topeka, Kansas and Eastern South Dakota.
     The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining eight restaurants. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $100,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the ten restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fee to the Company as each new restaurant opens. The development fees paid have been deferred and will be recognized in income as each restaurant opens.
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
     The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining restaurant in each of its four granted areas. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $500,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fee to the Company as each new restaurant opens. The development fees paid have been deferred and will be recognized in income as each restaurant opens.

23. Quarterly Financial and Restaurant Operating Data (Unaudited)
     The following is a summary of certain quarterly results of operations data for each of the last two fiscal years. For accounting purposes, the first quarter consists of 16 weeks and the second, third and fourth quarters each consist of 12 weeks. As a result, some of the variations reflected in the following table are attributable to the different lengths of the fiscal quarters.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
2005
Revenues	$290,491	$214,249	$211,759	$213,689
Income (Loss) from operations	$18,793	$10,528	$(4,885)	$4,760
Earnings before cumulative effect of change in accounting principle	$10,114	$4,966	$(4,689)	$1,638
Net earnings (loss) (1)	$10,114	$4,966	$(4,689)	$1,487
Basic earnings per common share (1)	$0.45	$0.22	$(0.20)	$0.06
Diluted earnings per common share(1)	$0.44	$0.21	$(0.20)	$0.06
Company-owned restaurants in operation, end of quarter	331	334	341	341

2004
Revenues	$267,743	$201,155	$200,277	$202,211
Income from operations	$15,325	$10,576	$9,078	$11,178
Net earnings	$7,554	$5,116	$4,107	$6,542
Basic earnings per common share	$0.34	$0.23	$0.18	$0.29
Diluted earnings per common share	$0.33	$0.23	$0.18	$0.29
Company-owned restaurants in operation, end of quarter	307	313	320	326

(1)	Represents net earnings and basic and diluted earnings per share after the cumulative effect of a change in accounting principle.
24. Commitments
     The Company has minimum purchase commitments with various vendors through 2008. Outstanding commitments as of December 25, 2005 were approximately $49.3 million and consist primarily of minimum purchase commitments for beef, pork, poultry and other food products related to normal business operations.

25. Supplementary Condensed Consolidating Financial Information of Subsidiary Guarantors
     In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2013. The obligations of the Company under the Senior Subordinated Notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company and the subsidiary guarantors as of December 25, 2005 and December 26, 2004 and for each of the three years in the period ended December 25, 2005

Consolidating Balance Sheet
December 25, 2005

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		( in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,611	$3,072	$16	$5,699
Trade accounts receivable	4,473	7,542	42	12,057
Intercompany (payable) receivables	(132,552)	141,466	(8,914)	—
Inventories	3,923	41,169	39	45,131
Deferred income taxes	9,454	384	—	9,838
Other current assets	3,297	3,233	(1,025)	5,505
Assets held for sale	3,541	2,167	—	5,708

Total current assets	(105,253)	199,033	(9,842)	83,938
Property and Equipment, net	323,827	134,622	6,096	464,545
Goodwill	—	93,074	—	93,074
Intangible Asset	—	25,921	—	25,921
Other Assets	217,397	28,558	(225,823)	20,132

Total Assets	$435,971	$481,208	$(229,569)	$687,610

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$12,412	$16,515	$(7,053)	$21,874
Accrued payroll and related expenses	12,880	7,738	(1,038)	19,580
Accrued expenses	13,543	10,671	(475)	23,739
Deferred revenue	9,466	11,881	46	21,393
Federal, state and local taxes	(6,020)	16,669	64	10,713
Current portion of long-term debt and capitalized lease obligations	10,559	372	44	10,975

Total current liabilities	52,840	63,846	(8,412)	108,274
Long-Term Debt, less current portion	164,827	—	(16,528)	148,299
Capitalized Lease Obligations, less current portion	25,126	1,283	(1)	26,408
Deferred Income Taxes	8,191	(784)	—	7,407
Other Liabilities	30,249	16,266	1,119	47,634

Total Liabilities	281,233	80,611	(23,822)	338,022
Shareholders’ equity (deficit):
Common stock	184,995	203,101	(202,722)	185,374
Accumulated other comprehensive loss, net of tax	(5)	—	—	(5)
Unearned compensation	(4,027)	—	—	(4,027)
Retained (deficit) earnings	(26,225)	197,496	(3,025)	168,246

Total shareholders’ equity (deficit)	154,738	400,597	(205,747)	349,588

Total Liabilities and Shareholders’ Equity (Deficit)	$435,971	$481,208	$(229,569)	$687,610

Consolidating Balance Sheet
December 26, 2004

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		( in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,491	$7,733	$548	$10,772
Trade accounts receivable	2,640	6,130	13	8,783
Intercompany (payable) receivables	(123,459)	129,076	(5,617)	—
Inventories	3,310	29,792	23	33,125
Deferred income taxes	6,332	384	—	6,716
Short-term notes receivable	120	—	—	120
Other current assets	507	4,365	10	4,882

Total current assets	(108,059)	177,480	(5,023)	64,398
Property and Equipment, net	349,719	100,121	1,968	451,808
Goodwill	—	93,074	—	93,074
Intangible Asset	—	25,921	—	25,921
Other Assets	217,351	26,217	(221,258)	22,310

Total Assets	$459,011	$422,813	$(224,313)	$657,511

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$6,596	$11,339	$(3,676)	$14,259
Accrued payroll and related expenses	12,694	6,470	19	19,183
Accrued expenses	11,705	9,475	(302)	20,878
Deferred revenue	8,444	10,754	12	19,210
Federal, state and local taxes	(6,540)	15,707	17	9,184
Current portion of long-term debt and capitalized lease obligations	12,315	355	—	12,670

Total current liabilities	45,214	54,100	(3,930)	95,384
Long-Term Debt, less current portion	162,865	—	(16,740)	146,125
Capitalized Lease Obligations, less current portion	30,689	1,655	—	32,344
Deferred Income Taxes	8,299	(415)	—	7,884
Other Liabilities	32,097	11,963	974	45,034

Total Liabilities	279,164	67,303	(19,696)	326,771

Shareholders’ equity deficit:
Common stock	177,811	168,474	(168,023)	178,262
Accumulated other comprehensive loss, net of tax	(224)	—	—	(224)
Unearned compensation	(3,593)	—	(73)	(3,666)
Retained earnings (deficit)	5,853	187,036	(36,521)	156,368

Total shareholders’ equity (deficit)	179,847	355,510	(204,617)	330,740

Total Liabilities and Shareholders’ Equity (Deficit)	$459,011	$422,813	$(224,313)	$657,511

Consolidating Statement of Operations
For the Year Ended December 25, 2005

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(in thousands)
Revenues:
Restaurant sales	$547,326	$353,088	$20,915	$921,329
Commissary sales	—	253,994	(245,496)	8,498
Franchise revenue	482	—	(121)	361

	547,808	607,082	(224,702)	930,188

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	177,032	107,828	(7,072)	277,788
Payroll and benefits	196,870	117,161	4,493	318,524
Restaurant operating costs	97,842	69,405	4,913	172,160
Cost of commissary sales	—	237,315	(229,605)	7,710
Advertising expenses	—	25,468	—	25,468
General and administrative expenses	4,728	36,997	220	41,945
Depreciation and amortization, property and equipment	31,038	12,573	195	43,806
Asset impairment and disposals	6,220	1,100	—	7,320
Pre-opening costs	3,531	2,432	308	6,271

	517,261	610,279	(226,548)	900,992

Income (Loss) from Operations	30,547	(3,197)	1,846	29,196
Other Expense (Income):
Interest expense, net	14,142	753	229	15,124
Other, net	54,530	(54,488)	—	42

	68,672	(53,735)	229	15,166

(Loss) Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(38,125)	50,538	1,617	14,030
Income Tax (Benefit) Expense	(5,437)	7,207	231	2,001

(Loss) Earnings Before Cumulative Effect of Change in Accounting Principle	(32,688)	43,331	1,386	12,029
Cumulative Effect of Change in Accounting Principle, net of tax	(151)	—	—	(151)

Net (Loss) Earnings	$(32,839)	$43,331	$1,386	$11,878

Consolidating Statement of Operations
For the Year Ended December 26, 2004

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(in thousands)
Revenues:
Restaurant sales	$526,485	$320,114	$17,660	$864,259
Commissary sales	—	189,429	(182,394)	7,035
Franchise revenue	109	—	(17)	92

	526,594	509,543	(164,751)	871,386

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	165,034	99,169	(3,190)	261,013
Payroll and benefits	184,312	102,935	3,267	290,514
Restaurant operating costs	91,268	61,952	4,271	157,491
Cost of commissary sales	—	178,555	(171,924)	6,631
Advertising expenses	—	25,621	—	25,621
General and administrative expenses	3,334	34,872	31	38,237
Depreciation and amortization, property and equipment	29,358	10,419	21	39,798
Asset impairment and disposals	—	16	—	16
Pre-opening costs	4,165	1,504	239	5,908

	477,471	515,043	(167,285)	825,229

Income (Loss) from Operations	49,123	(5,500)	2,534	46,157
Other Expense (Income):
Interest expense, net	12,564	894	18	13,476
Other, net	52,474	(52,474)	—	—

	65,038	(51,580)	18	13,476

(Loss) Earnings Before Income Taxes	(15,915)	46,080	2,516	32,681
Income Tax (Benefit) Expense	(4,051)	12,718	695	9,362

Net (Loss) Earnings	$(11,864)	$33,362	$1,821	$23,319

Consolidating Statement of Operations
For the Year Ended December 28, 2003

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(in thousands)
Revenues:
Restaurant sales	$467,141	$264,673	$21,926	$753,740
Commissary sales	—	161,537	(156,266)	5,271

	467,141	426,210	(134,340)	759,011

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	141,545	79,474	187	221,206
Payroll and benefits	160,768	86,801	4,846	252,415
Restaurant operating costs	82,618	50,853	5,734	139,205
Cost of commissary sales	—	152,293	(147,323)	4,970
Advertising expenses	—	24,300	—	24,300
General and administrative	2,658	25,358	—	28,016
Depreciation and amortization, property and equipment	26,965	9,395	—	36,360
Asset impairment and disposals	—	(180)	—	(180)
Pre-opening costs	5,493	1,407	—	6,900

	420,047	429,701	(136,556)	713,192

Income (Loss) from Operations	47,094	(3,491)	2,216	45,819
Other Expense (Income):
Interest expense, net	13,289	864	—	14,153
Debt extinguishment charge	1,800	—	—	1,800
Other, net	46,450	(47,034)	—	(584)

	61,539	(46,170)	—	15,369

(Loss) Earnings Before Income Taxes	(14,445)	42,679	2,216	30,450
Income Tax (Benefit) Expense	(5,187)	13,735	713	9,261

Net (Loss) Earnings	$(9,258)	$28,944	$1,503	$21,189

Consolidating Statement of Cash Flows
For the Year Ended December 25, 2005

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$(32,839)	$43,331	$1,386	$11,878
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	31,038	12,573	195	43,806
Amortization of debt issuance costs	1,426	—	—	1,426
Deferred income taxes	(3,653)	—	—	(3,653)
Expenses related to equity based compensation	485	—	—	485
Amortization of deferred gain on sale leaseback	(1,056)	—	—	(1,056)
Loss on the sale and involuntary conversion of assets	218	15	—	233
Asset impairment and disposals	6,220	1,100	—	7,320
Changes in assets and liabilities:
Trade accounts receivable	(1,833)	(1,413)	(28)	(3,274)
Inventories	(604)	(11,377)	(25)	(12,006)
Other current assets	(2,790)	1,132	2,035	377
Trade accounts payable	5,816	5,176	(3,377)	7,615
Deferred revenue	1,022	1,127	34	2,183
Accrued payroll and other accrued expenses, and federal, state and local taxes	3,851	1,232	(1,290)	3,793
Other long-term assets and liabilities	3,790	1,963	(2,822)	2,931
Tax benefit derived from exercise of stock options	674	—	—	674

Net cash provided by (used in) operating activities	11,765	54,859	(3,892)	62,732

Cash Flows from Investing Activities:
Additions to property and equipment	(14,805)	(47,088)	(6,885)	(68,778)
Proceeds from the sale of assets	3,364	—	—	3,364
Other, net	3,204	(11,332)	10,115	1,987

Net cash (used in) provided by investing activities	(8,237)	(58,420)	3,230	(63,427)

Cash Flows from Financing Activities:
Proceeds from long-term debt	5,885	—	—	5,885
Payments on long-term debt and capitalized lease obligations	(15,855)	—	—	(15,855)
Exercise of employee incentive stock options and issuances under stock purchase plan	5,592	—	—	5,592

Net cash used in financing activities	(4,378)	—	—	(4,378)

Increase (decrease) in cash and cash equivalents	(850)	(3,561)	(662)	(5,073)
Cash and cash equivalents at beginning of the year	2,491	7,733	548	10,772

Cash and cash equivalents at end of the year	$1,641	$4,172	$(114)	$5,699

Consolidating Statement of Cash Flows
For the Year Ended December 26, 2004

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(in thousands)
Cash Flows from operating activities:
Net (loss) earnings	$(11,864)	$33,362	$1,821	$23,319
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	29,358	10,419	21	39,798
Amortization of debt issuance costs	1,449	—	—	1,449
Deferred income taxes	(464)	—	—	(464)
Compensation expense related to restricted stock plans	2,171	—	—	2,171
Amortization of deferred gain on sale and leaseback	(1,055)	—	—	(1,055)
Loss on the sale and involuntary conversion of assets	207	8	—	215
Asset impairment and disposals	—	16	—	16
Donation of stock	137	—	—	137
Changes in assets and liabilities:
Trade accounts receivable	550	(1,271)	(13)	(734)
Inventories	(317)	(11,272)	(23)	(11,612)
Other current assets	1,264	(2,449)	107	(1,078)
Trade accounts payable	(245)	(967)	84	(1,128)
Deferred revenue	1,165	2,589	14	3,768
Accrued payroll and other accrued expenses, and federal state and local taxes	4,084	6,588	(246)	10,426
Other long-term assets and liabilities	2,627	(152)	1,571	4,046
Tax benefit derived from exercise of stock options	1,224	—	—	1,224

Net cash provided by operating activities	30,291	36,871	3,336	70,498

Cash Flows from Investing Activities:
Additions to property and equipment	(34,507)	(23,999)	(1,985)	(60,491)
Proceeds from the sale of assets	1,928	15	—	1,943
Other, net	15,893	(11,843)	(804)	3,246

Net cash used in investing activities	(16,686)	(35,827)	(2,789)	(55,302)

Cash Flows from financing activities:
Proceeds from long-term debt	4,454	—	—	4,454
Payments on long-term debt and capitalized lease obligations	(33,799)	—	—	(33,799)
Proceeds from sale and lease-back transactions	12,090	—	—	12,090
Minority interest in joint ventures	750	—	—	750
Debt issuance costs	(900)	—	—	(900)
Exercise of employee incentive stock options and issuances under stock purchase plan	3,407	—	—	3,407

Net cash used in financing activities	(13,998)	—	—	(13,998)

(Decrease) increase in cash and cash equivalents	(393)	1,044	547	1,198
Cash and cash equivalents at beginning of the year	2,946	6,628	—	9,574

Cash and cash equivalents at end of the year	$2,553	$7,672	$547	$10,772

Consolidating Statement of Cash Flows
For the Year Ended December 28, 2003

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$(9,258)	$28,944	$1,503	$21,189
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	26,965	9,395	—	36,360
Debt extinguishment charge	1,800	—	—	1,800
Amortization of debt issuance costs	1,184	—	—	1,184
Deferred income taxes, excluding effect of Ninety Nine acquisition	184	—	—	184
Compensation expense related to restricted stock plans	470	—	—	470
Amortization of deferred gain on sale-leaseback	(163)	—	—	(163)
Gain on the sale and involuntary conversion of assets	(415)	(8)	—	(423)
Asset impairment and disposals	—	(180)	—	(180)
Changes in assets and liabilities, excluding effect of Ninety Nine acquisition:
Trade accounts receivable	(302)	(1,659)	—	(1,961)
Inventories	(446)	(102)	—	(548)
Other current assets	438	205	(117)	526
Trade accounts payable	(7,732)	3,995	3,356	(381)
Deferred revenue	64	2,971	—	3,035
Accrued payroll and other accrued expenses, and federal state and local taxes	30,080	(25,905)	(3,803)	372
Other long-term assets and liabilities	1,038	(478)	1,604	2,164
Tax benefit derived from exercise of stock options	4,692	—	—	4,692

Net cash provided by operating activities	48,599	17,178	2,543	68,320

Cash Flows from Investing Activities:
Additions to property and equipment	(50,905)	(17,256)	563	(67,598)
Acquisition of company, net of cash acquired	(114,286)	(1)	—	(114,287)
Proceeds from the sale and involuntary conversion of assets	3,704	20	—	3,724
Other, net	1,850	1,668	(3,106)	412

Net cash used in investing activities	(159,637)	(15,569)	(2,543)	(177,749)

Cash Flows from Financing Activities:
Proceeds from long-term debt	265,121	—	—	265,121
Payments on long-term debt and capitalized lease obligations	(207,639)	—	—	(207,639)
Proceeds from sale and lease-back transactions	59,097	—	—	59,097
Debt issuance costs	(10,898)	—	—	(10,898)
Exercise of employee incentive stock options and issuances under stock purchase plan	5,011	—	—	5,011

Net cash provided by financing activities	110,692	—	—	110,692

(Decrease) increase in cash and cash equivalents	(346)	1,609	—	1,263
Cash and cash equivalents at beginning of the year	3,292	5,019	—	8,311

Cash and cash equivalents at end of the year	$2,946	$6,628	$—	$9,574

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at	charged to	Charged to		Balance
	beginning	costs and	other		at end
Description	of period	expenses	accounts	Deductions	of period
		(Dollars in thousands)
Valuation allowance for state net operating loss carry-forwards
Year ended December 25, 2005	$1,775	$1,234	$—	$48	$2,961
Year ended December 26, 2004	517	1,258	—	—	1,775
Year ended December 28, 2003	—	517	—	—	517
     See accompanying report of the independent registered public accounting firm.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.
Management’s Annual Report On Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 25, 2005, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report begins below.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during our fiscal quarter ended December 25, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
O’Charley’s Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A), that O’Charley’s Inc. (the Company) maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that O’Charley’s Inc. maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, O’Charley’s Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O’Charley’s Inc. and subsidiaries as of December 25, 2005 and December 26, 2004 and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 25, 2005, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Nashville, Tennessee
March 9, 2006

Item 9B. Other Information.
     On December 8, 2005, the Compensation and Human Resources Committee of our Board of Directors approved the Fiscal 2006 base salaries for our Chief Executive Officer and four most highly compensated executive officers. On such date, the Committee also approved the annual cash incentive bonus program for senior management (including the named executive officers) for Fiscal 2006 performance. Information relating to the base salaries and bonus program for the named executive officers is included in Exhibit 10.57 to this Annual Report on Form 10-K and is incorporated herein by reference.
     On February 24, 2006, the Committee adopted the 2006-2007 Special Incentive Plan for Extraordinary Performance. Information relating to such plan with respect to the named executive officers is included in Exhibit 10.57 to this Annual Report on Form 10-K and is incorporated herein by reference.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Proxy Statement issued in connection with the shareholders meeting to be held on May 18, 2006, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”
Item 11. Executive Compensation.
     The Proxy Statement issued in connection with the shareholders meeting to be held on May 18, 2006, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Director Compensation” and “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The Proxy Statement issued in connection with the shareholders meeting to be held on May 18, 2006, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Security Ownership of Certain Beneficial Owners,” “Election of Directors” and “Equity Compensation Plans” information required by Item 12 of Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
     The Proxy Statement issued in connection with the shareholders meeting to be held on May 18, 2006, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Certain Transactions” information required by Item 13 of Form 10-K and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     The Proxy Statement issued in connection with the shareholders meeting to be held on May 18, 2006, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Fees Billed to the Company by KPMG LLP During 2005 and 2004” information required by Item 14 of Form 10-K and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) 1. Financial Statements: See Item 8
     2. Financial Statement Schedules: See Item 8
     3. Management Contracts and Compensatory Plans and Arrangements
•	O’Charley’s Inc. 1985 Stock Option Plan (included as Exhibit 10.6)

•	O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.7)

•	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.8)

•	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.9)

•	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.10)

•	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.11)

•	O’Charley’s 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.12)

•	CHUX Ownership Plan, as amended (included as Exhibit 10.13)

•	O’Charley’s 2000 Stock Incentive Plan (included as Exhibit 10.14)

•	Amended Restated Severance Compensation Agreement, dated February 22, 2006, by and between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.15)

•	Severance Agreement and General Release dated June 24, 2004 between William E. Hall, Jr. and O’Charley’s Inc. (included as Exhibit 10.34)

•	Severance Agreement and General Release, dated October 29, 2004, by and between A. Chad Fitzhugh and O’Charley’s Inc. (included as Exhibit 10.35)

•	Form of Incentive Stock Option Agreement (included as Exhibit 10.36)

•	Form of Non-Qualified Stock Option Agreement (included as Exhibit 10.37)

•	Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (included as Exhibit 10.38)

•	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (included as Exhibit 10.39)

•	Form of Restricted Stock Agreement for Directors (included as Exhibit 10.40)

•	Letter Agreement, dated November 11, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.50)

•	Non-Compete/Severance Letter Agreement, dated November 11, 2004, between Lawrence E. Hyatt and O’Charley’s Inc. (included as Exhibit 10.51)

•	Severance Compensation Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.52)

•	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.53)

•	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.54)

•	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.55)

•	Summary of Director and Executive Officer Compensation (included as Exhibit 10.57)

•	O’Charley’s Inc. 2005 Executive Officers’ Cash Incentive Plan (included as Exhibit 10.58)

•	O’Charley’s Inc. Deferred Compensation Plan (as amended) (included as Exhibit 10.59)

•	Amendment to CHUX Ownership Plan (included as Exhibit 10.62)

•	Severance Agreement and General Release, dated January 1, 2006, by and between Steven J. Hislop and O’Charley’s Inc. (included as Exhibit 10.63)

•	Severance Agreement and General Release, dated January 1, 2006, by and between Richard D. May and O’Charley’s Inc. (included as Exhibit 10.64)
•	Letter Agreement, dated August 25, 2005, between O’Charley’s Inc. and Randall C. Harris (included as Exhibit 10.65)

•	Non-Compete/Severance Letter Agreement, dated October 3, 2005, between Randall C. Harris and O’Charley’s Inc. (included as Exhibit 10.66)

•	Severance Compensation Agreement, dated as of October 3, 2005, between O’Charley’s Inc. and Randall C. Harris (included as Exhibit 10.67)

•	Restricted Stock Agreement, dated as of October 3, 2005, between O’Charley’s Inc. and Randall C. Harris (included as Exhibit 10.68)

•	Letter Agreement, dated January 22, 2006, between O’Charley’s Inc. and Jeffrey D. Warne (included as Exhibit 10.69)

•	Severance Compensation Agreement, dated as of January 22, 2006, between O’Charley’s Inc. and Jeffrey D. Warne (included as Exhibit 10.70)

•	Restricted Stock Agreement, dated as of February 13, 2006, between O’Charley’s Inc. and Jeffrey D. Warne (included as Exhibit 10.71)
     4. Exhibits:

Exhibit
Number		Description
2.1	—	Asset Purchase Agreement by and among O’Charley’s Inc., 99 Boston, Inc., 99 Boston of Vermont, Inc., Doe Family II LLC, and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002)

2.2	—	Merger Agreement by and among O’Charley’s Inc., Volunteer Acquisition Corporation, 99 West, Inc., and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002)

2.3	—	Settlement Agreement, dated as of December 11, 2003 (incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2003)

3.1	—	Restated Charter of the Company (restated electronically for SEC filing purposes only and incorporated by reference to Exhibit 3 of the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2000)

3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 22, 2001)

4.1	—	Form of Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)

4.2	—	Rights Agreement, dated December 8, 2000, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2000)

10.1	—	Participation Agreement, dated as of October 10, 2000, among O’Charley’s Inc., as Lessee, First American Business Capital, Inc., as Lessor, AmSouth Bank, as Agent, Bank of America, Firstar Bank, N.A., First Union National Bank and SunTrust Bank (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.2	—	First Amendment to Participation Agreement, dated July 9, 2001, among O’Charley’s Inc., as lessee, First American Business Capital, Inc., as lessor, AmSouth Bank, as agent, Bank of America, N.A., Firstar Bank, N.A., First Union National Bank and SunTrust Bank (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2001)

10.3	—	Lease, dated as of October 10, 2000, by and between First American Business Capital, Inc., as Lessor, and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.4	—	Lease, dated October 10, 2000, by and between First American Business Capital, Inc., as Lessor, and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.5	—	First Amendment to Lease, dated July 9, 2001, by and between First American Business Capital, Inc., as lessor, and O’Charley’s Inc., as lessee (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2001)

Exhibit
Number		Description
10.6	—	O’Charley’s Inc. 1985 Stock Option Plan (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)

10.7	—	O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)

10.8	—	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 29, 1991)

10.9	—	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 26, 1993)

10.10	—	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 27, 1998)

10.11	—	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)

10.12	—	O’Charley’s Inc. 1991 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000)

10.13	—	CHUX Ownership Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)

10.14	—	O’Charley’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)

10.15	—	Amended and Restated Severance Compensation Agreement, dated February 22, 2006, by and between O’Charley’s Inc. and Gregory L. Burns

10.16	—	Master Lease, dated December 4, 2001, by and between Double 9 Property I LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.17	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property I LLC, 99 Remainder I LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.18	—	Master Lease, dated December 4, 2001, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.19	—	First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.20	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property II LLC, 99 Remainder II LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.21	—	Master Lease, dated December 4, 2001, by and between Double 9 Property III LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

Exhibit
Number		Description
10.22	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property III LLC, 99 Remainder III LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.23	—	Master Lease, dated December 4, 2001, by and between Double 9 Property IV LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.24	—	First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property IV LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.25	—	Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property IV LLC, 99 Remainder IV LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002)

10.26	—	Purchase Agreement, dated as of October 30, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc., Wachovia Capital Markets, LLC and Morgan Joseph & Co. Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.27	—	Registration Rights Agreement, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc., Wachovia Capital Markets, LLC and Morgan Joseph & Co. Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.28	—	Indenture, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc. and The Bank of New York (including Form of 144A Global Note and Form of Regulation S Temporary Global Note). (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.29	—	Amended and Restated Credit Agreement, dated as of November 4, 2003, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank International”, New York Branch, as Co-Syndication Agents, and AmSouth Bank and SunTrust Bank, as Co-Documentation Agents. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.30	—	Form of Amended and Restated Revolving Credit Note. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.31	—	Form of Amended and Restated Swingline Note. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003)

10.32	—	Form of Lease Agreement by and between CNL Funding 2001-A, LP, as landlord, and O’Charley’s Inc., as tenant. In accordance with Rule 12b-31 under the Exchange Act, copies of other lease agreements, which are substantially identical to Exhibit 10.1 in all material respects, except as to the landlord, the tenant, the property involved and the rent due thereunder, are omitted. (incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4, Registration No. 333-112429-03)

Exhibit
Number		Description
10.33	—	Development Agreement, dated December 22, 2003, by and among O’Charley’s Inc., OCM Development Company, LLC and Meritage Hospitality Group Inc. (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2003)

10.34	—	Severance Agreement and General Release dated June 24, 2004 between William E. Hall, Jr. and O’Charley’s Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 11, 2004)

10.35	—	Severance Agreement and General Release, dated October 29, 2004, by and between A. Chad Fitzhugh and O’Charley’s Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2004)

10.36	—	Form of Incentive Stock Option Agreement. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.37	—	Form of Non-Qualified Stock Option Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.38	—	Form of Restricted Stock Agreement for Employees (Time-Based Vesting). (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.39	—	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting). (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.40	—	Form of Restricted Stock Agreement for Directors. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.41	—	Development Agreement, dated as of August 20, 2004, by and among O’Charley’s Inc., JFC Enterprises, LLC and Kurt Strang. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.42	—	Limited Liability Company Agreement of JFC Enterprises, LLC, dated as of August 20, 2004, by and among O’Charley’s Inc. and Kurt Strang. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.43	—	Revolving Loan Agreement, dated as of August 20, 2004, by and between JFC Enterprises, LLC and O’Charley’s Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.44	—	Master Secured Demand Promissory Note, dated as of August 20, 2004, made by JFC Enterprises, LLC. (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.45	—	Development Agreement, dated as of November 8, 2004, by and among O’Charley’s Inc., Wi-Tenn Restaurants, LLC, Wi-Tenn Investors, LLC, Richard K. Arras and Steven J. Pahl. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.46	—	Limited Liability Company Agreement of Wi-Tenn Restaurants, LLC, dated as of November 8, 2004, by and among O’Charley’s Inc. and Wi-Tenn Investors, LLC. (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.47	—	Revolving Loan Agreement, dated as of November 8, 2004, by and between Wi-Tenn Restaurants, LLC and O’Charley’s Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.48	—	Master Secured Promissory Note, dated as of November 8, 2004, made by Wi-Tenn Restaurants, LLC. (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

Exhibit
Number		Description
10.49	—	Program Agreement, dated as of November 11, 2004, by and between GE Capital Franchise Finance Corporation and O’Charley’s Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.50	—	Letter Agreement, dated November 11, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.51	—	Non-Compete/Severance Letter Agreement, dated November 11, 2004, between Lawrence E. Hyatt and O’Charley’s Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.52	—	Severance Compensation Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.53	—	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.54	—	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.55	—	Restricted Stock Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.56	—	Lease, dated as of December 17, 2004, between Bellingham Mechanic, LLC and 99 Commissary, LLC and related Guaranty. (incorporated by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-K for the year ended December 26, 2004)

10.57	—	Summary of Director and Executive Officer Compensation.

10.58	—	O’Charley’s Inc. 2005 Executive Officers’ Cash Incentive Plan. (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 26, 2004)

10.59	—	O’Charley’s Inc. Deferred Compensation Plan (as amended) (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ended December 26, 2004)

10.60	—	Development Agreement, dated as of March 28, 2005, by and among O’Charley’s Inc., Four Star Restaurant Group, LLC and Michael R. Johnson. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2005)

10.61	—	Development Agreement, dated as of May 18, 2005, by and among O’Charley’s Inc., O’Candall Group, Inc. and Sam Covelli. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2005)

10.62	—	Amendment to CHUX Ownership Plan. (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-126221)

10.63	—	Severance Agreement and General Release, dated January 1, 2006, by and between Steven J. Hislop and O’Charley’s Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2006)

Exhibit
Number		Description
10.64	—	Severance Agreement and General Release, dated January 1, 2006, by and between Richard D. May and O’Charley’s Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2006)

10.65	—	Letter Agreement, dated August 25, 2005, between O’Charley’s Inc. and Randall C. Harris

10.66	—	Non-Compete/Severance Letter Agreement, dated October 3, 2005, between Randall C. Harris and O’Charley’s Inc.

10.67	—	Severance Compensation Agreement, dated as of October 3, 2005, between O’Charley’s Inc. and Randall C. Harris

10.68	—	Restricted Stock Agreement, dated as of October 3, 2005, between O’Charley’s Inc. and Randall C. Harris

10.69	—	Letter Agreement, dated January 22, 2006, between O’Charley’s Inc. and Jeffrey D. Warne

10.70	—	Severance Compensation Agreement, dated as of January 22, 2006, between O’Charley’s Inc. and Jeffrey D. Warne

10.71	—	Restricted Stock Agreement, dated as of February 13, 2006, between O’Charley’s Inc. and Jeffrey D. Warne

14	—	O’Charley’s Inc. Code of Conduct and Business Ethics Policy (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2003)

21	—	Subsidiaries of the Company

23	—	Consent of KPMG LLP.

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’Charley’s Inc.

Date: March 10, 2006	By:	/s/ Gregory L. Burns

Gregory L. Burns
Chief Executive Officer and Chairman of the Board
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gregory L. Burns Gregory L. Burns	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2006

/s/ Lawrence E. Hyatt Lawrence E. Hyatt	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)	March 10, 2006

/s/ R. Jeffrey Williams R. Jeffrey Williams	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 10, 2006

/s/ Richard Reiss, Jr. Richard Reiss, Jr.	Director	March 10, 2006

/s/ G. Nicholas Spiva G. Nicholas Spiva	Director	March 10, 2006

/s/ H. Steve Tidwell H. Steve Tidwell	Director	March 10, 2006

/s/ Shirley A. Zeitlin Shirley A. Zeitlin	Director	March 10, 2006

/s/ Robert J. Walker Robert J. Walker	Director	March 10, 2006

/s/ Dale W. Polley Dale W. Polley	Director	March 10, 2006

/s/ William F. Andrews William F. Andrews	Director	March 10, 2006

/s/ John E. Stokely John E. Stokely	Director	March 10, 2006