Form 10-Q
period 2006-04-16
O CHARLEYS INC
filed 2006-05-26
CIK 864233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 16, 2006

Commission file number 0-18629

O’Charley’s Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1192475

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3038 Sidco Drive, Nashville, Tennessee	37204

(Address of principal executive offices)	(Zip Code)

(615) 256-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 22, 2006

Common Stock, no par value	23,093,543 shares

O’Charley’s Inc.

Form 10-Q

For the Quarter Ended April 16, 2006

EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 16,	December 25,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$9,326	$5,699
Trade accounts receivable	11,816	12,852
Inventories	44,037	45,629
Deferred income taxes	8,995	9,838
Assets held for sale	5,708	5,708
Other current assets	5,886	4,399
Total current assets	85,768	84,125

Property and Equipment, net	461,134	464,048
Goodwill	93,074	93,074
Other Intangible Asset	25,921	25,921
Other Assets	19,300	20,442
Total Assets	$685,197	$687,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$27,875	$21,874
Accrued payroll and related expenses	22,362	21,012
Accrued expenses	25,678	22,308
Deferred revenue	9,530	21,393
Federal, state and local taxes	15,378	10,713
Current portion of long-term debt and capitalized lease obligations	10,691	10,975
Total current liabilities	111,514	108,275
Deferred Income Taxes	6,766	7,407
Other Liabilities	47,226	47,633
Long-Term Debt, less current portion	135,275	148,299
Capitalized Lease Obligations, less current portion	23,392	26,409
Total liabilities	324,173	338,023
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 23,260,842 in 2006 and 22,988,401in 2005	185,580	185,374
Accumulated other comprehensive loss, net of tax	—	(5)
Unearned compensation	—	(4,027)
Retained earnings	175,444	168,245
Total shareholders’ equity	361,024	349,587
Total Liabilities and Shareholders’ Equity	$685,197	$687,610

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS

16 Weeks Ended April 16, 2006 and April 17, 2005

(In thousands, except per share data)

(Unaudited)

	2006	2005

Revenues:
Restaurant sales	$303,217	$288,177
Commissary sales	3,077	2,208
Franchise revenue	157	106
	306,451	290,491
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	90,961	85,584
Payroll and benefits	102,510	97,285
Restaurant operating costs	56,509	51,475
Cost of commissary sales	2,679	1,913
Advertising expenses	8,450	8,011
General and administrative expenses	15,258	12,491
Depreciation and amortization, property and equipment	13,998	13,219
Asset impairment and disposals	—	335
Pre-opening costs	1,174	1,385
	291,539	271,698
Income from Operations	14,912	18,793
Other Expense:
Interest expense, net	5,087	4,548
Other, net	4	—
	5,091	4,548
Earnings Before Income Taxes	9,821	14,245
Income Tax Expense	2,622	4,131
Net Earnings	$7,199	$10,114

Basic Earnings per Common Share:
Net earnings	$0.31	$0.45
Weighted average common shares outstanding	23,089	22,687

Diluted Earnings per Common Share:
Net earnings	$0.31	$0.44
Weighted average common shares outstanding	23,345	23,067

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

16 Weeks Ended April 16, 2006 and April 17, 2005

(In thousands)

(Unaudited)

	2006	2005

Cash Flows from Operating Activities:
Net earnings	$7,199	$10,114
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	13,998	13,219
Amortization of debt issuance costs	440	439
Share-based compensation	447	265
Provision for deferred income taxes	199	1,285
Loss on the sale of assets	—	139
Changes in assets and liabilities:
Trade accounts receivable	1,036	(1,196)
Inventories	1,592	(8,707)
Other current assets	(488)	955
Trade accounts payable	6,001	7,578
Deferred revenue	(11,863)	(10,584)
Accrued payroll, accrued expenses, and federal, state and local taxes	8,385	5,829
Other long-term assets and liabilities	630	244
Net cash provided by operating activities	27,576	19,580

Cash Flows from Investing Activities:
Additions to property and equipment	(11,104)	(19,289)
Proceeds from the sale of assets	—	—
Other, net	(307)	309
Net cash used in investing activities	(11,411)	(18,980)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(16,324)	(10,856)
Excess tax benefit from share-based payments	347	493
Exercise of stock options and issuances under stock purchase plan	3,439	3,879
Net cash used in financing activities	(12,538)	(6,484)

Increase (Decrease) in Cash and Cash Equivalents	3,627	(5,884)
Cash and Cash Equivalents at Beginning of the Period	5,699	10,772
Cash and Cash Equivalents at End of the Period	$9,326	$4,888

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16 Weeks Ended April 16, 2006 and April 17, 2005

(Unaudited)

A.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and its second and third quarters consisting of twelve weeks each in most years; however, in fiscal 2006 the fourth quarter will consist of 13 weeks. Fiscal 2006 consists of fifty three weeks and 2005 consists of fifty two weeks.

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

These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

B. SHARE-BASED COMPENSATION

Prior to December 26, 2005, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 and No. 148, “Accounting for Stock-Based Compensation.”  In accordance with APB 25, no stock-based compensation cost was reflected in net income for grants of stock options prior to December 26, 2005, because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The Company did, however, record restricted stock expense prior to December 26, 2005 in accordance with APB 25. As of the date of this filing there were approximately 272,000 remaining shares available for issuance pursuant to the O’Charley’s 2000 Stock Incentive Plan.

Effective December 26, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments. The Company has adopted the provision of SFAS 123 using the modified prospective method of adoption.  As a result, share-based compensation for the first quarter of fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted prior to, but not vested, as of December 25, 2005 as well as compensation cost for new share-based awards granted during the first quarter of 2006.  Total net share-based compensation expense for the first quarter of 2006 was $446,527 ($327,304 net of tax) and consisted of expense associated with stock options, restricted stock and the Company’s employee share purchase plan. Total net share-based compensation expense for the first quarter ended April 17, 2005 was $264,932 and consisted of expense associated with restricted stock. The Company recognized a tax benefit of approximately $347,000 and $493,000 during the quarters ended April 16, 2006 and April 17, 2005 respectively, related to the exercise of stock options.

As required by SFAS 123R, the Company applied an estimated forfeiture rate to its share-based awards instead of accounting for them as they occur which resulted in a cumulative reduction to expense of $358,008, ($262,420 net of tax) partially offset by compensation expense associated with the Company’s stock option plan of $51,248, ($37,565 net of tax) and its employee stock ownership plan of $150,490, ($110,309 net of tax), for the quarter ended April 16, 2006. As a result of the adoption of SFAS 123R, the Company increased its first quarter 2006 reported income from operations by $156,270, reported net earnings by $114,546 and reported basic and diluted net earnings per share by $0.01 per common share. The pretax benefit is shown in general and administrative expense. The Company also recorded compensation cost of $244,789, ($179,430 net of tax) for restricted stock net of a cumulative adjustment for estimated forfeitures as discussed below, during the quarter ended April 16, 2006.

Had the Company used the fair value based accounting method for share compensation expense prescribed by SFAS No. 123, the Company’s net earnings per common share for the first quarter of fiscal 2005 would have been reduced to the pro-forma amounts as follows (in thousands, except per share amounts):

16 Week
Period Ended
April 17, 2005

Net earnings – as reported	$10,114
Add: Reported stock-based compensation expense, net of taxes	188
Deduct: Fair value based compensation expense, net of taxes	(835)
Net earnings – pro-forma	$9,467

Net earnings per share:
Basic – as reported	$0.45
Basic – pro-forma	$0.42

Diluted – as reported	$0.44
Diluted – pro-forma	$0.41

(a) Stock Options

The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key team members and nonemployee directors of the Company. Options are granted at 100 percent of the fair market value of common stock on the date of the grant, expire ten years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. As described below the Company decided to no longer issue stock options during fiscal 2004. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton option-pricing model. As previously reported, the Company accelerated the vesting of all its outstanding stock options with an exercise price of $15.25 and higher during the fourth quarter of 2005 in anticipation of the adoption of SFAS 123R. As a result, as of April 16, 2006 the Company had 98,807 unvested stock options outstanding and 81,089 that are expected to vest. As of April 16, 2006 the total compensation cost related to stock option awards not yet recognized was $468,406. Stock option transactions during the first quarter of fiscal 2006 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at December 25, 2005	2,782,296	$17.62
Granted	—
Exercised	(195,647)	12.91
Forfeited	(28,731)	13.51
Expired	(107,410)	20.60
Options outstanding at April 16, 2006	2,450,508	17.91	4.97	$2,955,733

Options exercisable at April 16, 2006	2,351,701	$18.13	5.02	$2,506,017

The intrinsic value of stock options exercised was $884,818 and $1,850,858 for the sixteen weeks ended April 16, 2006 and April 17, 2005, respectively.

(b) Restricted Stock Awards

During 2004, the Company changed its approach to equity-based compensation and discontinued issuing stock options, choosing to only issue restricted stock. This change impacted the Company’s earnings as the accounting for restricted stock differs from the accounting for stock options. The accounting for restricted stock is based on the vesting schedule for the shares. If the vesting schedule is based merely on the passage of time and continued employment (time-based), the accounting treatment requires expensing from the grant date to the expected vesting date based on the number of shares expected to vest and the stock price on the date of grant. The Company recognizes expense on a straight-line basis for the time-based awards. If the vesting is based on performance criteria (performance-based) that could cause the awards to vest over varying periods of time, or to not vest at all, the accounting treatment requires expensing from the grant date to the expected vesting date at the stock price at the date of grant using a graded vesting approach for those awards that the Company determines are probable of vesting. During 2004 and 2005, the Company granted both time-based and performance based restricted stock awards that vest over periods ranging from three to five years. For the sixteen weeks ended April 16, 2006 the Company has issued only “time-based” grants that vest ratably over the next three years.

Upon the adoption of SFAS123R the company applied an estimated a forfeiture rate of 7.01 percent for its restricted stock awards which resulted in a cumulative reduction to expense of $358,008 before tax which is reflected in general and administrative expense in the Company’s consolidated statement of earnings. The forfeiture rate was calculated for the Company by a third party using the prior history of all restricted stock grants of the Company. The fair value of the restricted stock awards was determined by using the closing market price for the Company’s stock on the date of grant for each restricted stock award.

During the first quarter of 2006, the Company granted approximately 277,053 shares of restricted stock to certain members of senior management. The Company recognized net compensation expense of approximately $234,811 related to these restricted stock awards during the 16-week period ended April 16, 2006.

The following table sets forth the restricted stock activity during the first 16 weeks of 2006.

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Restricted Stock Awards outstanding at December 25, 2005	700,635	$18.31
Granted	277,053	18.05
Vested	(11,648)	17.47
Forfeited	(119,412)	18.91
Restricted Stock Awards outstanding at April 16, 2006	846,628	$18.16

During the first quarter of 2006, the Company recognized restricted stock expense of $9,978 net of the cumulative adjustment for the forfeiture rate application on restricted stock awards issued and outstanding prior to December 25, 2005. The Company recognized $264,932 of expense in the first quarter of 2005 for restricted stock awards. As of April 16, 2006 the total compensation cost related to time-based restricted stock awards not yet recognized was approximately $8.5 million and the weighted average period over which it is expected to be recognized is 3.2 years. The Company has 279,238 performance-based restricted shares outstanding included in the 846,628 restricted shares outstanding above. The Company does not expect these performance-based awards to vest due to the Company’s recent and projected performance in comparison to vesting targets for those awards. The expense associated with the vesting of all these performance-based restricted shares would be approximately $5.1 million.

C.	NET EARNINGS PER COMMON SHARE AND SHARE-BASED COMPENSATION

Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding and diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and restricted (non-vested) stock awards outstanding.

Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted earnings per share calculation (in thousands).

	16 Weeks Ended
	April 16,	April 17,
	2006	2005

Weighted average common shares outstanding	23,089	22,687
Incremental stock option shares outstanding	256	380
Weighted average diluted common shares outstanding	23,345	23,067

Options for approximately 1.5 million and 1.3 million shares were excluded from the 2006 and 2005 16-week diluted weighted average share calculation, respectively, due to the shares being anti-dilutive.

D.	DERIVATIVE INSTRUMENTS

At April 16, 2006, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $100.0 million which effectively converts an equal portion of the fixed-rate indebtedness related to the $125.0 million senior subordinated notes due 2013 into variable-rate obligations (fair value hedges). The terms and conditions of the swaps accounted for as a fair value hedge mirrors the terms and conditions of the respective debt. The Company’s purpose for holding such instruments is to hedge its exposure to fair value fluctuations due to changes in market interest rates, as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt.

E.	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and other comprehensive income items attributable to unrealized gains on derivative financial instruments designated as cash flow hedges. The Company had no cash flow hedges as of April 16, 2006. The components of total comprehensive income for all periods presented are as follows:

16 Weeks Ended
	April 16, 2006	April 17, 2005
Net earnings	$ 7,199	$ 10,114
Other comprehensive income, net of tax	—	69
Total comprehensive income	$ 7,199	$ 10,183

F.	LEGAL PROCEEDINGS

In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of its employees and customers becoming infected. As of the date of this filing, all of these cases have been settled and dismissed. The Company has insurance that provides coverage, subject to limitations, for lost income at its restaurants whose results of operations were adversely affected by the Hepatitis A incident. The Company has submitted a claim pursuant to its insurance policy for this type of loss, but its carrier has disagreed with the Company’s claim. On July 11, 2005, certain underwriters at Lloyd’s, the Company’s insurance carrier, filed suit against the Company in the Circuit Court for Knox County, Tennessee seeking declaration by the court regarding certain limits in this policy which would effectively limit the Company’s recovery under the policy to $100,000. The Company has filed an answer and counterclaim requesting that the court declare that its coverage is not limited as asserted by the carrier. At this point, the Company cannot reasonably estimate the value of any potential resolution of this claim or the timing thereof. The Company has also filed a motion for Partial Summary Judgment setting a determination of the coverage of the policy.

The Company is involved in an arbitration in the matter of Ballantyne Village, LLC v. O’Charley’s Inc. filed in April 2005. Ballantyne Village, LLC has alleged that the Company breached a lease on a retail center for a proposed Stoney River Legendary Steaks restaurant in Charlotte, North Carolina. The Company believes it terminated this lease prior to the commencement of its tenancy in accordance with its terms, and that the counterparty’s claims are without merit. The Company intends to defend the allegations against it in this matter vigorously. The arbitration is scheduled for August 14, 2006.

On May 19, 2006, Meritage Hospitality Group, Inc. and certain of its affiliated entities (“Meritage”), which franchise five O’Charley’s restaurants in Michigan, filed suit against the Company in the United States District Court for the Western District of Michigan. The suit alleges that the Company engaged in fraud and violations of the Michigan Franchise Investment Law and Michigan Consumer Protection Act in connection with Meritage becoming a franchisee of the Company’s O’Charley’s restaurant concept. The suit seeks rescission of the development agreement and five franchise agreements with the Company and related damages. The Company intends to continue discussions with Meritage in an effort to assist them in their efforts to improve the performance of their O’Charley’s restaurants. In the event the Company and Meritage are not able to resolve their dispute, the Company intends to defend the allegations against it vigorously.

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

The amount shown in assets held for sale as of April 16, 2006 on the consolidated balance sheet consists of assets related to six Company-owned O’Charley’s restaurants that were closed during the fourth quarter of 2005, a corporate aircraft and certain other non-operating assets. The Company decided to close six under-performing restaurants as part of a plan to improve existing restaurants. The net book value related to closed restaurants is approximately $3.5 million. The Company decided to sell a corporate aircraft based on a cost/benefit analysis to the Company. The Company also decided to sell certain other non-operating assets with a net book value of approximately $0.3 million. The Company estimates that the fair value of these assets exceeds their net book value and has therefore concluded that these assets are not impaired. The Company has ceased recognizing depreciation expense for all of these assets while they are being held for sale.

H.	FRANCHISE AND JOINT VENTURE ARRANGEMENTS

In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any joint venture in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. As of April 16, 2006, the Company has a 50% interest in two joint ventures to operate O’Charley’s restaurants. Under Financial Accounting Standards Board Interpretation (FIN) No. 46R, the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities, as we do not anticipate them having sufficient equity to fund their operations. The joint venture partners have neither the obligation nor the ability to contribute their proportionate share of expected future losses. Such losses may require additional financial support from the Company. Since the Company bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46R, the Company consolidates the joint ventures in its consolidated financial statements. As of April 16, 2006 JFC Enterprises, LLC, which owns and operates two O’Charley’s restaurants in Louisiana had loans outstanding due to the Company of approximately $5.3 million. In addition, the Company has provided this joint venture entity a debt service guarantee and as of April 16, 2006 there was $1.2 million outstanding under this arrangement. See the Company’s Annual Report on Form 10-K for the year ended December 25, 2005 and the related notes thereto for a complete description of its franchise and joint venture initiatives.

I.	SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of April 16, 2006 and December 25, 2005 and for the 16 weeks ended April 16, 2006 and April 17, 2005.

Consolidating Balance Sheet

As of April 16, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,735	$5,478	$113	$9,326
Trade accounts receivable	5,590	6,859	(633)	11,816
Intercompany receivable (payable)	(131,561)	139,500	(7,939)	—
Inventories	3,687	40,308	42	44,037
Deferred income taxes	8,611	384	—	8,995
Assets held for sale	3,541	2,167	—	5,708
Other current assets	2,783	1,456	1,647	5,886
Total current assets	(103,614)	196,152	(6,770)	85,768
Property and Equipment, net	316,730	138,395	6,009	461,134
Goodwill	—	93,074	—	93,074
Other Intangible Asset	—	25,921	—	25,921
Other Assets	216,040	28,944	(225,684)	19,300
Total Assets (Liabilities)	$429,156	$482,486	$(226,445)	$685,197
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$21,435	$10,173	$(3,733)	$27,875
Accrued payroll and related expenses	15,104	7,568	(310)	22,362
Accrued expenses	15,833	10,281	(436)	25,678
Deferred revenue	4,106	5,336	88	9,530
Federal, state and local taxes	(2,823)	18,093	108	15,378
Current portion of long-term debt and capitalized lease obligations	10,269	378	44	10,691
Total current liabilities	63,924	51,829	(4,239)	111,514
Deferred Income Taxes	7,550	(784)	—	6,766
Other Liabilities	29,201	17,124	901	47,226
Long-Term Debt, less current portion	151,819	—	(16,544)	135,275
Capitalized Lease Obligations, less current portion	22,237	1,155	—	23,392
Total Liabilities (Assets)	274,731	69,324	(19,882)	324,173
Shareholders’ Equity (Deficit):
Common stock	185,580	204,699	(204,699)	185,580
Retained earnings (deficit)	(31,155)	208,463	(1,864)	175,444
Total shareholders’ equity (deficit)	154,425	413,162	(206,563)	361,024
Total Liabilities and Shareholders’ Equity (Deficit)	$429,156	$482,486	$(226,445)	$685,197
`

Consolidating Balance Sheet

As of December 25, 2005

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,611	$3,072	$16	$5.699
Trade accounts receivable	5,268	7,542	42	12,852
Intercompany receivable (payable)	(132,173)	141,466	(9,293)	—
Inventories	3,923	41,169	537	45,629
Deferred income taxes	9,454	384	—	9,838
Assets held for sale	3,541	2,167	—	5,708
Other current assets	2,502	3,233	(1,336)	4,399
Total current assets	(104,874)	199,033	(10,034)	84,125
Property and Equipment, net	323,827	134,622	5,599	464,048
Goodwill	—	93,074	—	93,074
Other Intangible Asset	—	25,921	—	25,921
Other Assets	217,397	28,558	(225,513)	20,442
Total Assets (Liabilities)	$436,350	$481,208	$(229,948)	$687,610
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$12,412	$16,515	$(7,053)	$21,874
Accrued payroll and related expenses	12,880	7,738	394	21,012
Accrued expenses	13,543	10,671	(1,906)	22,308
Deferred revenue	9,466	11,881	46	21,393
Federal, state and local taxes	(6,020)	16,669	64	10,713
Current portion of long-term debt and capitalized lease obligations	10,559	372	44	10,975
Total current liabilities	52,840	63,846	(8,411)	108,275
Deferred Income Taxes	8,191	(784)	—	7,407
Other Liabilities	30,248	16,266	1,119	47,633
Long-Term Debt, less current portion	164,827	—	(16,528)	148,299
Capitalized Lease Obligations, less current portion	25,127	1,283	(1)	26,409
Total Liabilities (Assets)	281,233	80,611	(23,821)	338,023
Shareholders’ Equity (Deficit):
Common stock	185,374	203,101	(203,101)	185,374
Accumulated other comprehensive loss, net of tax	(5)	—	—	(5)
Unearned compensation	(4,027)	—	—	(4,027)
Retained earnings (deficit)	(26,225)	197,496	(3,026)	168,245
Total shareholders’ equity (deficit)	155,117	400,597	(206,127)	349,587
Total Liabilities and Shareholders’ Equity (Deficit)	$436,350	$481,208	$(229,948)	$687,610

Consolidating Statement of Operations

16 Weeks Ended April 16, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$177,645	$117,938	$7,634	$303,217
Commissary sales	—	92,698	(89,621)	3,077
Franchise revenue	227	—	(70)	157
	177,872	210,636	(82,057)	306,451

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	57,238	35,378	(1,655)	90,961
Payroll and benefits	62,403	42,443	(2,336)	102,510
Restaurant operating costs	35,660	24,215	(3,366)	56,509
Cost of commissary sales	—	87,461	(84,782)	2,679
Advertising expenses	(5,526)	5,526	8,450	8,450
General and administrative expenses	1,647	13,555	56	15,258
Depreciation and amortization, property and equipment	8,372	5,539	87	13,998
Asset impairment and disposals	—	—	—	—
Pre-opening costs	406	588	180	1,174
	160,200	214,705	(83,366)	291,539
Income from Operations	17,672	(4,069)	1,309	14,912
Other Expense (Income):
Interest expense, net	4,722	285	80	5,087
Other, net	17,770	(17,766)	—	4
	22,492	(17,481)	80	5,091
(Loss) Earnings Before Income Taxes	(4,820)	13,412	1,229	9,821
Income Tax (Benefit) Expense	(1,287)	3,581	328	2,622
Net (Loss) Earnings	$(3,533)	$9,831	$901	$7,199

Consolidating Statement of Operations

16 Weeks Ended April 17, 2005

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$175,248	$106,843	$6,086	$288,177
Commissary sales	—	74,400	(72,192)	2,208
Franchise revenue	130	—	(24)	106
	175,378	181,243	(66,130)	290,491

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	55,956	32,301	(2,673)	85,584
Payroll and benefits	61,302	34,753	1,230	97,285
Restaurant operating costs	28,962	21,001	1,512	51,475
Cost of commissary sales	—	68,887	(66,974)	1,913
Advertising expenses	—	8,007	4	8,011
General and administrative expenses	911	11,530	50	12,491
Depreciation and amortization, property and equipment	9,512	3,661	46	13,219
Asset impairment and disposals	335	—	—	335
Pre-opening costs	1,060	319	6	1,385
	158,038	180,459	(66,799)	271,698
Income from Operations	17,340	784	669	18,793
Other Expense (Income):
Interest expense, net	4,270	232	46	4,548
Other, net	17,451	(17,451)	—	—
	21,721	(17,219)	46	4,548
(Loss) Earnings Before Income Taxes	(4,381)	18,003	623	14,245
Income Tax (Benefit) Expense	(1,271)	5,220	182	4,131
Net (Loss) Earnings	$(3,110)	$12,783	$441	$10,114

Consolidating Statement of Cash Flows

16 Weeks Ended April 16, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash flows from Operating Activities:
Net (loss) earnings	$(3,533)	$9,831	$901	$7,199
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	8,370	5,539	89	13,998
Amortization of debt issuance costs	440	—	—	440
Share–based compensation	447	—	—	447
Provision for deferred income taxes	199	—	—	199
Changes in assets and liabilities:
Trade accounts receivable	(322)	684	674	1,036
Inventories	236	861	495	1,592
Other current assets	(281)	2,778	(2,985)	(488)
Trade accounts payable	9,022	(6,342)	3,321	6,001
Deferred revenue	(5,360)	(6,544)	41	(11,863)
Accrued payroll, other accrued expenses and federal, state, and local taxes	7,711	(137)	811	8,385
Other long-term assets and liabilities	310	367	(47)	630
Net cash provided by operating activities	17,239	7,037	3,300	27,576

Cash flows from Investing Activities:
Additions to property and equipment	(1,273)	(9,313)	(518)	(11,104)
Proceeds from the sale of assets	—	—	—	—
Other, net	(2,440)	4,804	(2,671)	(307)
Net cash used in investing activities	(3,713)	(4,509)	(3,189)	(11,411)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(16,188)	(122)	(14)	(16,324)
Excess tax benefit from share-based payments	347	—	—	347
Exercise of stock options and issuances under stock purchase plan	3,439	—	—	3,439
Net cash used in financing activities	(12,402)	(122)	(14)	(12,538)

Increase in Cash and Cash Equivalents	1,124	2,406	97	3,627
Cash and Cash Equivalents at Beginning of the Period	2,611	3,072	16	5,699
Cash and Cash Equivalents at End of the Period	$3,735	$5,478	$113	$9,326

Consolidating Statement of Cash Flows

16 Weeks Ended April 17, 2005

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Cash flows from Operating Activities:
Net (loss) earnings	$(3,110)	$12,783	$441	$10,114
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	9,512	3,653	54	13,219
Amortization of debt issuance costs	439	—	—	439
Share–based compensation	265	—	—	265
Provision for deferred income taxes	1,285	—	—	1,285
Loss on the sale of assets	139	—	—	139
Changes in assets and liabilities:
Trade accounts receivable	(1,913)	723	(6)	(1.196)
Inventories	25	(8,730)	(2)	(8,707)
Other current assets	(1,901)	1,856	1,000	955
Trade accounts payable	6,459	2,901	(1,782)	7,578
Deferred revenue	(4,545)	(6,030)	(9)	(10,584)
Accrued payroll, other accrued expenses and federal, state, and local taxes	5,993	2,526	(2,690)	5,829
Other long-term assets and liabilities	4,608	1,326	(5,690)	244
Net cash provided by (used in) operating activities	17,256	11,008	(8,684)	19,580

Cash flows from Investing Activities:	—
Additions to property and equipment	(6,858)	(6,414)	(6,017)	(19,289)
Proceeds from the sale of assets	—	—	—	—
Other, net	(3,536)	(10,820)	14,665	309
Net cash (used in) provided by investing activities	(10,394)	(17,234)	8,648	(18,980)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(10,856)	—	—	(10,856)
Excess tax benefits from share-based payments	493	—	—	493
Exercise of employee incentive stock options and issuances under stock purchase plan	3,879	—	—	3,879
Net cash used in financing activities	(6,484)	—	—	(6,484)

Increase (decrease) in Cash and Cash Equivalents	378	(6,226)	(36)	(5,884)
Cash and Cash Equivalents at Beginning of the Period	2,491	7,733	548	10,772
Cash and Cash Equivalents at End of the Period	$2,869	$1,507	$512	$4,888

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, our ability to increase operating margins and increase same restaurant sales at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; our ability to successfully implement changes to our supply chain; our ability to sell closed restaurants and other surplus assets; the possible adverse effect on our sales of any decrease in consumer spending; the effect of increased competition; the impact on our results of operations of restarting development of our Stoney River concept; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a leading casual dining restaurant company operating 225 O’Charley’s company-operated restaurants in 16 states in the Southeast and Midwest, 111 Ninety Nine restaurants in eight Northeastern states, and seven Stoney River restaurants in the Southeast and Midwest as of April 16, 2006. We also have five O’Charley’s restaurants in Michigan operated by a franchisee and two O’Charley’s restaurants located in Louisiana operated by a joint venture franchisee in which we have a financial interest.

Our fiscal years end on the last Sunday of the calendar year. We have one reportable segment.

Following is an explanation of certain items in our consolidated statements of earnings:

Revenues consist of Company-operated and joint venture restaurant sales and, to a lesser extent, commissary sales and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers, wholesale clubs and franchisees. Franchise revenue consists of development fees and royalties on sales of franchised units. Our development fees for franchisees in which we do not have an ownership interest are generally $50,000 for the first two restaurants and $25,000 for each additional restaurant opened by the franchisee. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. The two most significant commodities that may affect our cost of food and beverage are beef and poultry, which account for approximately 19 percent to 21 percent and 7 percent to 9 percent, respectively, of our overall cost of food and beverage. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

General and Administrative Expenses include the costs of restaurant support center administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, share-based compensation and related expenses, data processing, legal and accounting expenses, and office expenses account for the major expenses in this category. This category also includes all recruiting and severance-related expenses.

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

Pre-opening Costs represent costs associated with opening a new restaurant and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant development and openings.

The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 16-week periods ended April 16, 2006 and April 17, 2005 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	16 Weeks Ended
	April 16,	April 17,
	2006	2005

Revenues:
Restaurant sales	98.9%	99.2%
Commissary sales	1.0	0.8
Franchise Revenue	0.1	0.0
	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	30.0	29.7
Payroll and benefits	33.8	33.8
Restaurant operating costs	18.6	17.9
Cost of commissary sales (2)	0.9	0.7
Advertising expenses	2.8	2.8
General and administrative expenses	5.0	4.3
Depreciation and amortization	4.6	4.6
Asset impairment and disposals	—	0.1
Pre-opening costs	0.4	0.5

Income from Operations	4.9	6.5

Other Expense:
Interest expense, net	1.7	1.6
Earnings before Income Taxes	3.2	4.9
Income Tax Expense	0.9	1.4
Net Earnings	2.3%	3.5%

(1)	Shown as a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 87.1 percent and 86.6 percent for the 16-week periods ended April 16, 2006 and April 17, 2005, respectively.

The following table reflects margin performance of each of our concepts for the quarters ended April 16, 2006 and April 17, 2005.

	April 16,	April 17,
	2006	2005
	($ in millions)
O’Charley’s Concept:
Restaurant Sales:	$ 202.0	$ 196.0

Cost and expenses: (1)
Cost of food and beverage	29.9%	29.1%
Payroll and benefits	33.2%	33.9%
Restaurant operating costs	17.9%	17.1%

Ninety Nine Concept:
Restaurant Sales:	$ 92.4	$ 84.6

Cost and expenses: (1)
Cost of food and beverage	29.2%	30.4%
Payroll and benefits	35.8%	34.4%
Restaurant operating costs	20.2%	19.4%

Stoney River Concept:
Restaurant Sales:	$ 8.8	$ 7.5

Cost and expenses: (1)
Cost of food and beverage	39.5%	37.4%
Payroll and benefits	25.7%	24.5%
Restaurant operating costs	19.0%	22.2%
(1) Shown as a percentage of restaurant sales.

The following table sets forth certain financial and other restaurant data for the quarters ended April 16, 2006 and April 17, 2005:

	April 16,	April 17,
	2006	2005
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	225	221
Restaurants opened	—	4
Restaurant closed	—	(1)
In operation, end of quarter	225	224
Ninety Nine Restaurants:
In operation, beginning of quarter	109	99
Restaurants opened	2	2
Restaurants closed	—	—
In operation, end of quarter	111	101
Stoney River Restaurants:
In operation, beginning of quarter	7	6
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	7	6
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	6	2
Restaurants opened	1	1
Restaurants closed	—	—
In operation, end of quarter	7	3
Average Weekly Sales per Restaurant:
O’Charley’s	$55,621	$54,959
Ninety Nine	52,813	52,851
Stoney River	78,707	78,483
Change in Same Restaurant Sales (1):
O’Charley’s	0.6%	1.4%
Ninety Nine	1.1%	0.2%
Stoney River	5.1%	4.1%
Change in Same Restaurant Guest Visits (1):
O’Charley’s	(0.6%)	1.1%
Ninety Nine	0.7%	(1.2%)
Stoney River	2.9%	0.5%
Average Check per Guest (2):
O’Charley’s	$11.80	$11.63
Ninety Nine	13.74	13.71
Stoney River	41.54	40.59

(1)	When computing same restaurant sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open at the end of the quarter.

First Fiscal Quarter of 2006 Versus First Fiscal Quarter of 2005

Revenues

During the 16 weeks ended April 16, 2006, total revenues increased $15.9 million, or 5.5 percent, to $306.5 million from $290.5 million for the 16 weeks ended April 17, 2005.

During the first quarter of 2006, gift card redemptions at our three restaurant concepts totaled $16.6 million, a 14.4 percent increase over our gift card redemptions in the first quarter of 2005.

Restaurant sales for Company operated O’Charley’s increased $4.8 million, or 2.5 percent, to $200.2 million during the first quarter of 2006 reflecting the net addition of nine new Company operated restaurants and the closing of eight Company operated restaurants since the first quarter of 2005. Sales at the Joint Venture restaurants were approximately $1.8 million in the first quarter. The same restaurant sales increased by 0.6 percent for Company operated restaurants which was comprised of a 1.2 percent increase in average check to $11.80 offset by a decrease in guest counts of 0.6 percent. There were 225 Company operated O’Charley’s restaurants at the end of the quarter. The increase in average check was primarily attributable to the success of the “Winters on the Grill” and the “Catch the Flavor” promotions featuring items such as the Burgundy Bistro steak for $12.99 and our Jumbo Seafood Platter for $12.99.

Restaurant sales for Ninety Nine increased 9.2 percent to $92.4 million in the first quarter of 2006 from $84.6 million in the prior year quarter, reflecting the addition of 10 new restaurants since the first quarter of 2005. Same restaurant sales increased by 1.1 percent in the first quarter and consisted of a 0.7 percent increase in guest counts and a 0.4 percent increase in average check. Average check for Ninety Nine in the first quarter was $13.74. Two new Ninety Nine restaurants opened during the first quarter, bringing the total number of Ninety Nine restaurants to 111 at the end of the quarter. Following the success of our first-quarter promotion, which featured a three-course meal for $11.99, Ninety Nine recently introduced a newly designed menu featuring nine new food and drink items. In connection with the new menu, a new limited-time promotion began featuring the nine new menu items as well as a combo meal. We have also begun a new radio advertising campaign designed to reinforce Ninety Nine’s brand positioning as a friendly, comfortable place to gather and enjoy great American food and drink at a terrific price. Based upon industry data, we believe that Ninety Nine realized the highest guest count increases of any casual dining restaurant chain in its market during the first quarter of 2006.

Restaurant sales for Stoney River Legendary Steaks increased 17.0 percent to $8.8 million in the first quarter of 2006 from $7.5 million in the same prior year period, which reflects increases in same restaurant sales of 5.1 percent at the six restaurants included in the same restaurant sales base, and sales at the new Dublin, Ohio restaurant. The same-restaurant sales increase consisted of a 2.9 percent increase in guest counts and a 2.2 percent increase in average check. Average check for Stoney River in the first-quarter was $41.54. The Company opened the Dublin restaurant in the fourth quarter of 2005, and recently opened a new location subsequent to the end of the first quarter in the West End area of Nashville, TN, which unlike the other Stoney River locations will serve lunch as well as dinner. We believe that the Stoney River concept has established a unique position in the upscale steakhouse segment.

Cost of Food and Beverage

During the first quarter of 2006, our cost of food and beverage was $91.0 million, or 30.0 percent of restaurant sales, compared with $85.6 million, or 29.7 percent of restaurant sales in the first quarter of 2005. This increase in food and beverage cost as a percentage of restaurant sales reflects the impact of higher costs for beef, seafood, produce, and higher fuel-related distribution costs. These increases were partially offset by lower costs for poultry, pork and cheese, and by narrowing of the gap between our theoretical and actual food costs. We have continued our practice of buying ahead on volatile commodities to take advantage of predictable seasonal price fluctuations. For the remaining three quarters of the 2006 fiscal year, we have locked in pricing for approximately 70 percent of our estimated beef requirements, approximately 50 percent of our estimated poultry requirements and approximately 40 percent of our estimated pork requirements.

Payroll and Benefits

During the first quarter of 2006, payroll and benefits were $102.5 million, or 33.8 percent of restaurant sales, compared to $97.3 million, or 33.8 percent of restaurant sales, in the same prior-year period. Higher average wage and benefit rates were offset by reductions in restaurant-level bonus expense, reflecting the impact of our new performance focused bonus plans. The cost of our employee benefit plans was approximately 20 basis points higher as a percentage of sales in the first quarter of 2006 than in the first quarter of 2005.

Restaurant Operating Costs

During the first quarter of 2006, restaurant operating costs were $56.5 million, or 18.6 percent of restaurant sales, compared to $51.5 million, or 17.9 percent of restaurant sales, in the same prior year period. Substantially all of the increase in restaurant operating costs as a percentage of restaurant sales is the result of increases in natural gas and electricity costs.

Advertising Expenses

During the first quarter of 2006, advertising expenditures increased $0.4 million, or 5.5 percent, to $8.5 million from $8.0 million in the first quarter of 2005 and was 2.8 percent of revenues which was flat as compared to the same prior-year period.

General and Administrative Expenses

General and administrative expenses increased 22.2 percent to $15.3 million in the first quarter of 2006 from $12.5 million in the first quarter of 2005, and as a percentage of revenues, increased to 5.0 percent from 4.3 percent in the same prior-year period. The increase in general and administrative expenses as a percentage of revenues reflects an increase in bonus and salary expense for administrative and supervisory employees of approximately $1.6 million, recruiting and relocation expense of approximately $0.4 million, and share-based compensation expense of approximately $0.2 million (net of the benefit from adopting SFAS No. 123R). Share–based compensation expense includes restricted stock expense, as well as expensing of stock options and the employee stock purchase plan discount as a result of the adoption of SFAS No. 123R in the first quarter of 2006. A portion of the increase in these costs is related to the addition of several new members of the senior management team in fiscal 2005 and in the first quarter of fiscal 2006 as part of the company’s turnaround effort.

Asset Impairment and Disposals

During the first quarter of 2006, we did not record any impairment and disposal charges. The $0.3 million of charge reflected in the first quarter of 2005 was due to a loss taken on a sale of certain restaurant assets.

Depreciation and Amortization, Property and Equipment

During the first quarter of 2006, depreciation increased by $0.8 million to $14.0 million as compared to $13.2 million in the same prior year period and remained flat as a percentage of total revenues.

Pre-opening Costs

During the first quarter of 2006, pre-opening costs decreased $0.2 million to $1.2 million from $1.4 million in the first quarter of 2005, reflecting two new restaurant openings in the first quarter of 2006 compared to six restaurants opened in the first quarter of 2005. Approximately half of the pre-opening costs recognized in the first quarter of 2006 relate to restaurants that are expected to open in subsequent quarters. We estimate average pre-opening costs of approximately $290,000 for each new O’Charley’s restaurant, approximately $325,000 for each new Stoney River restaurant and approximately $230,000 for each new Ninety Nine restaurant.

Interest Expense, Net

Interest expense, net during the first quarter of 2006 increased to $5.1 million compared to $4.5 million the same prior-year period as a result of the impact of higher short-term interest rates on our variable rate debt. Interest expense for the first quarter of 2006 reflects $100.0 million of the $125.0 million of senior subordinated notes at a variable rate of six month LIBOR in arrears plus 3.9 percent (9.1% at April 16, 2006); approximately $12.7 million weighted average debt outstanding on our $125.0 million bank revolver accruing interest at one-month LIBOR plus 1.25 percent; and other debt including capitalized lease obligations and prepaid financing costs. Approximately $100.0 million of the 9.0 percent senior subordinated notes have been effectively converted through interest rate swap agreements from a fixed interest rate obligation into a variable interest rate obligation based on the six-month LIBOR rate in arrears plus 3.9 percent.

Income Taxes

Based on our estimated full-year results, our effective tax rate applied to the pretax profit in the first quarter of 2006 was 26.7 percent, compared with a tax rate of 29.0 percent in the same prior-year period. The 26.7 percent rate in the first quarter of 2006 does not include the impact of the work opportunities tax credit, which expired at the end of 2005. If Congress renews this credit during 2006, our effective tax rate for the year could be lower than the rate applied in the first quarter. Currently, the IRS is conducting audits of Company tax returns for tax years 2002, 2003 and 2004. As of the date of this filing, the Company is not aware of any potential adjustments arising from these audits. In addition, the IRS has already closed its audits on tax years 1999 and 2000.

Liquidity and Capital Resources

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities, capital leases and sales of common stock. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development. We do not believe this indicates a lack of liquidity. As previously announced, we have slowed our restaurant development in order to focus on improving the performance of our existing restaurants. We opened two Ninety Nine restaurants during the first quarter of 2006. Unlike most restaurant companies, we have a vertically integrated supply chain in which our commissary provides distribution services to all restaurants and manufactures certain items. As we continue to increase the amount of investment we are making in food inventory in our commissary, we expect to see a reduction in the negative working capital.

The bank credit facility consists of a revolving credit facility with a maximum principal amount of $125.0 million. At April 16, 2006, the outstanding balance on the revolving credit facility was $9.0 million, which excludes approximately $6.0 million in letters of credit which reduces the capacity of the credit facility. The facility has a four-year term maturing in 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25 percent to 2.25 percent based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5 percent, plus a specified margin from 0.0 percent to 1.0 percent based on certain financial ratios. As of the end of the first quarter, our LIBOR loans were priced using a margin of 1.25 percent. The credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. We were in compliance with such covenants at April 16, 2006. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. All amounts owing under the facility are secured by 100 percent of our equity interests in each of our existing subsidiaries and substantially all of our subsidiaries’ tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment. The lenders may, under certain circumstances, also require that we pledge such real estate and equipment as collateral.

From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements effectively convert some of our obligations that bear interest at variable rates into fixed-rate obligations and effectively convert some of our obligations that bear interest at fixed rates into variable-rate obligations. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0 percent senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013. Our weighted average interest rate for the quarters ended April 16, 2006 and April 17, 2005 was 9.3 percent and 7.9 percent, respectively.

In October 2003, we announced an authorization to repurchase up to $25.0 million of our common stock. Any repurchases will be made from time to time in open market transactions or privately negotiated transactions at our discretion. To date, we have not repurchased any shares of our common stock under this authorization. Any repurchases will be funded by cash provided by operations or proceeds from short-term borrowings under our credit facility and will be reported in the Company’s quarterly reports on Form 10-Q or annual report on Form 10-K for the period in which any such repurchase occurs in accordance with applicable SEC rules.

In the first quarter of 2006, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, new equipment and improvements at our commissary, and technological improvements at our restaurant support center. The Company did not finance any capital expenditures during the quarters ended April 16, 2006 and April 17, 2005, through capitalized lease obligations. Capital expenditures for the quarters ended April 16, 2006 and April 17, 2005, were as follows:

	April 16,	April 17,
	2006	2005
	(In thousands)
New restaurant capital expenditures	$8,097	$13,802
Other capital expenditures	3,007	5,487
Total capital expenditures	$11,104	$19,289

We expect the full year 2006 capital expenditures to be between $45.0 million and $50.0 million. As part of our focus on improving results in our existing restaurants, we plan to develop and open fewer restaurants in 2006 than were opened in 2005. We expect to open between three and five Company-owned O’ Charley’ s restaurants, between seven and ten Ninety Nine restaurants, and two to three new Stoney River restaurants in 2006.

The following table sets forth our capital structure and certain financial data as of and for the 16 weeks ended April 16, 2006 and as of and for the year ended December 25, 2005:

	April 16,		December 25,
	2006		2005
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$9,000	1.7%	$22,000	4.1%
Secured mortgage note payable	118	0.0	125	0.0
GE Capital Financing arrangement	1,226	0.2	1,247	0.2
Capitalized lease obligations	34,014	6.4	37,311	7.0
Total senior debt	44,358	8.3	60,683	11.3
Senior subordinated notes	125,000	23.6	125,000	23.4
Total debt(1)(2)	169,358	31.9	185,683	34.7
Shareholders’ equity	361,024	68.1	349,587	65.3
Total capitalization	$530,382	100.0%	$535,270	100.0%
Adjusted total debt(1)(3)	$424,462		$432,555
Adjusted total capitalization(1)(3)	$785,486		$782,142
EBITDA(1)(4)	$28,906		$80,032

____________

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

(2) Total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, as reflected in our consolidated balance sheets:

	April 16,	December 25,
	2006	2005
	(In thousands)
Current portion of long-term debt and capitalized leases	$10,691	$10,975
Add:
Long-term debt, excluding current portion	135,275	148,299
Capitalized lease obligations, less current portion	23,392	26,409
Total debt	$169,358	$185,683

(3)

Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 weeks ended April 16, 2006 and December 25, 2005, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 weeks ended April 16, 2006 and December 25, 2005, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	April 16,	December 25,
	2006	2005
	(In thousands)
Current portion of long-term debt and capitalized leases	$10,691	$10,975
Add:
Long-term debt, excluding current portion	135,275	148,299
Capitalized lease obligations, less current portion	23,392	26,409
Total debt	169,358	185,683
Add eight times rent expense:	255,104	246,872
Adjusted total debt	424,462	432,555
Add:
Shareholders’ equity	361,024	349,587
Adjusted total capitalization	$785,486	$782,142

(4)

EBITDA represents earnings before interest expense, income taxes, and depreciation and amortization. The following table reconciles EBITDA, as described above, to net earnings and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	16 Weeks	Fiscal Year
	Ended	Ended
	April 16,	December 25,
	2006	2005
	(In thousands)
Net earnings	$7,199	$11,878
Add:
Income tax expense	2,622	1,904
Interest expense, net	5,087	15,124
Asset impairment and disposals	—	7,320
Depreciation and amortization, property and equipment	13,998	43,806
EBITDA	$28,906	$80,032

	16 Weeks	Fiscal Year
	Ended	Ended
	April 16,	December 25,
	2006	2005
	(In thousands)
Cash flows provided by operating activities	$27,576	$62,058
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Expense related to share-based compensation	(447)	(485)
Deferred income taxes	(199)	3,653
Amortization of deferred gain on sale lease back	325	1,056
Loss on sale of assets	—	(233)
Changes in operating assets and liabilities	(4,663)	1,312
Changes in long-term assets and liabilities	(955)	(2,931)
Income tax expense	2,622	1,904
Interest and other expense	4,647	13,698
EBITDA	$28,906	$80,032

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 25, 2005, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, excess of cost over fair value of net assets acquired (goodwill), impairment of long-lived assets, and tax provision and related financial statement items. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 16 weeks of 2006, there have been no material changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

The tables and discussion below set forth certain of our contractual obligations and commercial commitments at April 16, 2006. Other than the items listed and discussed below, no other material changes have occurred in the contractual obligations and commercial commitments disclosed in our Annual Report on Form 10-K for the year ended December 25, 2005.

		Payments Due by Period
		Less			More
		than			Than
Contractual Obligations	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Long-term debt	$135,344	$69	$9,056	$38	$126,181
Capitalized lease obligations(1)	36,818	10,619	17,275	7,463	1,461

		Amount of Commitment Expiration
		per Period
		Less			More
	Total	than			Than
Other Commercial Commitments	Committed	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Revolving credit facility(2)	$125,000	—	$125,000	—	—
Guarantee of joint-venture financing(3)	$15,000	—	$15,000	—	—

____________

(1)	Capitalized lease obligations include the $2.7 million interest component.

(2)

This pertains to our revolving credit facility of which $9.0 million is included in long-term debt shown above. We have approximately $6.0 million of outstanding letters of credit as of April 16, 2006 which reduces the capacity of the revolving credit facility but is not funded debt. As of April 16, 2006, we have $110.0 million remaining borrowing capacity under our revolving credit facility.

(3)

This pertains to the financing arrangement for franchisees with GE Capital Franchise Finance Corporation and represents our maximum obligation. As of April 16, 2006, there were $1.2 million loans outstanding under this financing arrangement.

Consideration of Changes to Financial Structure

In February 2006, we indicated that we would consider opportunities to use our real estate and other assets to enhance shareholder value. Since that time, we have refined our business and strategic plans, and our board of directors explored a number of financial structuring alternatives with our external financial advisors, taking into account the covenants and restrictions in our existing bond indenture and credit agreement. After full consideration, our board has decided that we will not pursue a financial structuring transaction at this time. Management and the board will continue on a regular basis to review the opportunities to enhance shareholder value while maintaining financial flexibility for our anticipated future growth.

Outlook

On May 11, 2006 we announced that we expect to report net earnings per diluted share of between $0.15 and $0.20 for the 12-week period ending July 9, 2006. We also reaffirmed our previously issued earnings guidance for the full year and stated that we expect to report net earnings per diluted share of between $0.90 and $1.00 for the fiscal year ending December 31, 2006. The 2006 fiscal year is a 53-week year. Our guidance for the full year reflects an estimated positive earnings impact from the 53rd week of between $0.08 and $0.10 per diluted share. Projected results for the second quarter are based upon anticipated same-store sales increases of less than one percent, reflecting the current uncertainty about consumer reactions to gasoline price increases. Projected results for the full year are based upon anticipated same-store sales increases of between 0 percent and 2 percent for the O’Charley’s and Ninety Nine concepts. We expect our income from operations as a percentage of sales in the second quarter of 2006 to be below the prior year quarter, and expect year-over-year improvement in our operating margin in the second half of the year. We project an effective tax rate of approximately 26.7 percent for the full fiscal year, compared with 14.3 percent in 2005, and interest expense between $16.5 million and $17.0 million for the year, compared with $15.1 million in the 2005 fiscal year. Our guidance does not reflect any impact for restructuring or other charges relating to decisions that we may make during fiscal 2006 as part of our turnaround efforts. Our guidance also does not reflect any impact of decisions we may make or actions we may take related to our relationship with Meritage Hospitality Group, Inc. (See Part II, Item 1 “Legal Proceedings”)

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land construction costs, and fuel/energy costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. Several states are considering changes to their minimum wage and/or benefit related laws which, if enacted, could have an adverse impact on the Company’s payroll and benefit costs. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs over the past 18 months have had a negative impact on consumer behavior and have increased the cost of operating our Commissary. We have continued to be impacted by higher fuel prices as we operate our Commissary. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

At April 16, 2006 and April 17, 2005, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended April 16, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. As of the date of this filing, all of these cases have been settled and dismissed. We have insurance that provides coverage, subject to limitations, for lost income at our restaurants whose results of operations were adversely affected by the Hepatitis A incident. We have submitted a claim pursuant to our insurance policy for this type of loss, but our carrier has disagreed with our claim. On July 11, 2005, certain underwriters at Lloyd’s, our insurance carrier, filed suit against us in the Circuit Court for Knox County, Tennessee seeking declaration by the court regarding certain limits in this policy which would effectively limit our recovery under the policy to $100,000. We have filed an answer and counterclaim requesting that the court declare that our coverage is not limited as asserted by the carrier. At this point, we cannot reasonably estimate the value of any potential resolution of this claim or the timing thereof. We have also filed a motion for Partial Summary Judgment setting a determination of the coverage of the policy.

We are involved in an arbitration in the matter of Ballantyne Village, LLC v. O’Charley’s Inc. filed in April 2005. Ballantyne Village, LLC has alleged that we breached a lease on a retail center for a proposed Stoney River Legendary Steaks restaurant in Charlotte, North Carolina. We believe we terminated this lease prior to the commencement of our tenancy in accordance with its terms, and that the counterparty’s claims are without merit. We intend to defend the allegations against us in this matter vigorously. The arbitration is scheduled for August 14, 2006.

On May 19, 2006, Meritage Hospitality Group, Inc. and certain of its affiliated entities (“Meritage”), which franchise five O’Charley’s restaurants in Michigan, filed suit against us in the United States District Court for the Western District of Michigan. The suit alleges that we engaged in fraud and violations of the Michigan Franchise Investment Law and Michigan Consumer Protection Act in connection with Meritage becoming a franchisee of our O’Charley’s restaurant concept. The suit seeks rescission of the development agreement and five franchise agreements with us and related damages. We intend to continue discussions with Meritage in an effort to assist them in their efforts to improve the performance of their O’Charley’s restaurants. In the event that we are not able to resolve this dispute, we intend to defend the allegations against us vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the hiring of Jeff D. Warne as Concept President – O’Charley’s , on February 13, 2006 the Company granted Mr. Warne a restricted stock award for an aggregate of 20,000 shares of the Company’s common stock that vests ratably over three years. Vesting of the restricted stock is contingent upon continued employment and is subject to acceleration under certain circumstances. This issuance was made as an inducement grant pursuant to Section 4350 of the NASDAQ Marketplace Rules, and was exempt from registration under the Securities Act of 1933 under Section 4(2) of that Act as a transaction not involving any public offering. The issuance of the shares was made without general solicitation or advertising, no broker or underwriter commissions were paid, and the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from registration.

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

O’Charley’s Inc.
(Registrant)

Date: May 26, 2006	By:	/s/ Gregory L. Burns
Gregory L. Burns
Chairman and Chief Executive Officer

Date: May 26, 2006	By:	/s/ Lawrence E. Hyatt

Lawrence E. Hyatt

Chief Financial Officer, Secretary and Treasurer