Form 10-Q
period 2006-07-09
O CHARLEYS INC
filed 2006-08-17
CIK 864233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 9, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2006

Common Stock, no par value	23,182,870 shares

O’Charley’s Inc.

Form 10-Q

For the Quarter Ended July 9, 2006

EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 9,	December 25,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$14,562	$5,699
Trade accounts receivable	10,702	12,852
Inventories	37,013	45,629
Deferred income taxes	8,511	9,838
Assets held for sale	5,461	5,708
Other current assets	8,753	4,399
Total current assets	85,002	84,125

Property and Equipment, net	458,703	464,048
Goodwill	93,074	93,074
Other Intangible Asset	25,921	25,921
Other Assets	19,387	20,442
Total Assets	$682,087	$687,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$27,119	$21,874
Accrued payroll and related expenses	23,185	21,012
Accrued expenses	23,579	22,308
Deferred revenue	8,428	21,393
Federal, state and local taxes	15,113	10,713
Current portion of long-term debt and capitalized lease obligations	10,287	10,975
Total current liabilities	107,711	108,275
Deferred Income Taxes	6,321	7,407
Other Liabilities	46,056	47,633
Long-Term Debt, less current portion	133,257	148,299
Capitalized Lease Obligations, less current portion	21,453	26,409
Total liabilities	314,798	338,023
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 23,362,937 in 2006 and 22,988,401 in 2005	187,452	185,374
Accumulated other comprehensive loss, net of tax	—	(5)
Unearned compensation	—	(4,027)
Retained earnings	179,837	168,245
Total shareholders’ equity	367,289	349,587
Total Liabilities and Shareholders’ Equity	$682,087	$687,610

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS

12 Weeks Ended July 9, 2006 and July 10, 2005

(In thousands, except per share data)

(Unaudited)

	2006	2005

Revenues:
Restaurant sales	$220,915	$212,017
Commissary sales	2,648	2,148
Franchise revenue	79	84
	223,642	214,249
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	66,104	64,147
Payroll and benefits	74,353	73,294
Restaurant operating costs	41,438	38,854
Cost of commissary sales	2,253	1,966
Advertising expenses	6,478	5,853
General and administrative expenses	11,226	8,918
Depreciation and amortization, property and equipment	10,755	9,952
Asset impairment and disposals	114	(275)
Pre-opening costs	1,441	1,012
	214,162	203,721
Income from Operations	9,480	10,528
Other Expense (Income):
Interest expense, net	3,808	3,491
Other, net	(4)	43
	3,804	3,534
Earnings Before Income Taxes	5,676	6,994
Income Tax Expense	1,283	2,028
Net Earnings	$4,393	$4,966

Basic Earnings per Common Share:
Net earnings	$0.19	$0.22
Weighted average common shares outstanding	23,338	22,843

Diluted Earnings per Common Share:
Net earnings	$0.19	$0.21
Weighted average common shares outstanding	23,531	23,158

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS

28 Weeks Ended July 9, 2006 and July 10, 2005

(In thousands, except per share data)

(Unaudited)

	2006	2005

Revenues:
Restaurant sales	$524,132	$500,194
Commissary sales	5,726	4,356
Franchise revenue	236	190
	530,094	504,740
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	157,065	149,731
Payroll and benefits	176,863	170,579
Restaurant operating costs	97,948	90,329
Cost of commissary sales	4,932	3,879
Advertising expenses	14,928	13,863
General and administrative expenses	26,484	21,409
Depreciation and amortization, property and equipment	24,753	23,171
Asset impairment and disposals	114	60
Pre-opening costs	2,615	2,397
	505,702	475,418
Income from Operations	24,392	29,322
Other Expense:
Interest expense, net	8,895	8,039
Other, net	—	43
	8,895	8,082
Earnings Before Income Taxes	15,497	21,240
Income Tax Expense	3,905	6,160
Net Earnings	$11,592	$15,080

Basic Earnings per Common Share:
Net earnings	$0.50	$0.66
Weighted average common shares outstanding	23,196	22,749

Diluted Earnings per Common Share:
Net earnings	$0.49	$0.65
Weighted average common shares outstanding	23,424	23,103

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

28 Weeks Ended July 9, 2006 and July 10, 2005

(In thousands)

(Unaudited)

	2006	2005

Cash Flows from Operating Activities:
Net earnings	$11,592	$15,080
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	24,753	23,171
Amortization of debt issuance costs	769	768
Share-based compensation	1,086	117
Provision for deferred income taxes	237	2,097
Loss (gain) on the sale of assets	189	(72)
Changes in assets and liabilities:
Trade accounts receivable	2,150	(854)
Inventories	8,616	(5,243)
Other current assets	(3,353)	(1,154)
Trade accounts payable	5,245	11,067
Deferred revenue	(12,965)	(11,466)
Accrued payroll, accrued expenses, and federal, state and local taxes	6,844	4,851
Other long-term assets and liabilities	(551)	432
Tax benefit derived from exercise of stock options	—	822
Net cash provided by operating activities	44,612	39,616

Cash Flows from Investing Activities:
Additions to property and equipment	(19,771)	(35,763)
Proceeds from the sale of assets	391	2,109
Other, net	(702)	853
Net cash used in investing activities	(20,082)	(32,801)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(20,686)	(16,401)
Excess tax benefit from share-based payments	436	—
Exercise of stock options and issuances under stock purchase plan	4,583	4,211
Net cash used in financing activities	(15,667)	(12,190)

Increase (Decrease) in Cash and Cash Equivalents	8,863	(5,375)
Cash and Cash Equivalents at Beginning of the Period	5,699	10,772
Cash and Cash Equivalents at End of the Period	$14,562	$5,397

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12 and 28 Weeks Ended July 9, 2006 and July 10, 2005

(Unaudited)

A.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of 16 weeks and its second, third and fourth quarters consisting of 12 weeks each in most years; however, in fiscal 2006 the fourth quarter will consist of 13 weeks. Fiscal 2006 consists of 53 weeks and 2005 consisted of 52 weeks.

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

B. SHARE-BASED COMPENSATION

Prior to December 26, 2005, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 and No. 148, “Accounting for Stock-Based Compensation.”  In accordance with APB 25, no stock-based compensation cost was reflected in net income for grants of stock options prior to December 26, 2005, because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The Company did, however, record restricted stock expense prior to December 26, 2005 in accordance with APB 25. As of the date of this filing, there were approximately 424,000 remaining shares available for issuance pursuant to the O’Charley’s 2000 Stock Incentive Plan.

Effective December 26, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments. The Company has adopted the provisions of SFAS 123R using the modified prospective method of adoption.  As a result, share-based compensation for fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted prior to, but not vested, as of December 25, 2005 as well as compensation cost for new share-based awards granted during the first two quarters of 2006.  Total net share-based compensation expense for the 12 and 28-week periods ended July 9, 2006 was approximately $640,000 and $1,086,000 ($495,000 and $813,000 net of tax), respectively, and consisted of expense associated with stock options, restricted stock and the Company’s employee share purchase plan. Total net share-based compensation (benefit) expense for the 12 and 28-week periods ended July 10, 2005 was ($151,000) and $117,000, respectively and consisted of expense associated with time-based restricted stock and the reversal of expense associated with the Company’s performance-based restricted stock. The Company recognized a tax benefit of approximately $436,000 and $822,000 during the 28-week periods ended July 9, 2006 and July 10, 2005, respectively, related to the exercise of stock options.

Had the Company used the fair value based accounting method for share compensation expense prescribed by SFAS No. 123, the Company’s net earnings and net earnings per common share for the 12 and 28-week periods ended July 10, 2005 would have been reduced to the pro-forma amounts as follows (in thousands, except per share amounts):

	12 Week	28 Week
	Period Ended	Period Ended
	July 10, 2005	July 10, 2005

Net earnings – as reported	$4,966	$15,080
(Deduct) Add: Reported stock-based compensation (benefit) expense, net of taxes	(105)	83
Deduct: Fair value based compensation expense, net of taxes	(383)	(1,551)
Net earnings – pro-forma	$4,478	$13,612

Net earnings per share:
Basic – as reported	$0.22	$0.66
Basic – pro-forma	$0.20	$0.60

Diluted – as reported	$0.21	$0.65
Diluted – pro-forma	$0.20	$0.59

(a) Stock Options

The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key team members and nonemployee directors of the Company. Options are granted at 100 percent of the fair market value of common stock on the date of the grant, expire ten years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. As described below, the Company discontinued issuing stock options during fiscal 2004. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton option-pricing model. As previously reported, the Company accelerated the vesting of all its outstanding stock options with an exercise price of $15.25 per share and higher during the fourth quarter of 2005 in anticipation of the adoption of SFAS 123R. As a result, as of July 9, 2006, the Company had 87,645 unvested stock options outstanding of which 73,347 are expected to vest. As of July 9, 2006, the total compensation cost related to stock option awards not yet recognized was $376,277. Stock option transactions during the 28 weeks ended July 9, 2006 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at December 25, 2005	2,768,896	$17.63
Granted	—
Exercised	(272,041)	13.31
Forfeited	(34,943)	12.76
Expired	(159,327)	20.53
Options outstanding at July 9, 2006	2,302,585	18.01	4.68	$2,346,385

Options vested and exercisable at July 9, 2006	2,214,940	$18.22	4.71	$1,997,469

The intrinsic value of stock options exercised was $1,110,020 and $2,096,431 for the 28 weeks ended July 9, 2006 and July 10, 2005, respectively.

(b) Restricted Stock Awards

During 2004, the Company changed its approach to equity-based compensation and discontinued issuing stock options, choosing to only issue restricted stock. This change impacted the Company’s earnings as the accounting for restricted stock differs from the accounting for stock options. The accounting for restricted stock is based on the vesting schedule for the shares. If the vesting schedule is based merely on the passage of time and continued employment (time-based), the accounting treatment requires expensing from the grant date to the expected vesting date based on the number of shares expected to vest and the stock price on the date of grant. The Company recognizes expense on a straight-line basis for the time-based awards. If the vesting is based on performance criteria (performance-based) that could cause the awards to vest over varying periods of time, or to not vest at all, the accounting treatment requires expensing from the grant date to the expected vesting date at the stock price at the date of grant using a graded vesting approach for those awards that the Company determines are probable of vesting. During 2004 and 2005, the Company granted both time-based and performance-based restricted stock awards that vest over periods ranging from three to five years. For the 28 weeks ended July 9, 2006, the Company issued only time-based grants that vest ratably over the next three to five years.

Upon the adoption of SFAS 123R, the Company applied an estimated forfeiture rate of 7.01 percent for its restricted stock awards which resulted in a cumulative reduction to expense of $358,008 before tax which was reflected in general and administrative expense in the Company’s consolidated statement of earnings during the first quarter of 2006. The forfeiture rate was calculated for the Company by a third party using the prior history of the Company's restricted stock grants. The fair value of the restricted stock awards was determined by using the closing market price for the Company’s stock on the date of grant for each restricted stock award.

During the first two quarters of 2006, the Company granted approximately 322,075 shares of restricted stock to certain members of senior management and the board of directors. The Company recognized net compensation expense of approximately $346,000 and $581,000 related to these restricted stock awards during the 12 and 28-week periods ended July 9, 2006.

The following table sets forth the restricted stock activity during the 28 weeks ended July 9, 2006.

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Restricted Stock Awards outstanding at December 25, 2005	722,443	$9.41
Granted	322,075	17.76
Vested	(60,647)	17.83
Forfeited	(183,918)	8.58
Restricted Stock Awards outstanding at July 9, 2006	799,953	$12.33

During the second quarter of 2006, the Company recognized pretax restricted stock expense of approximately $538,000. During the first two quarters of 2006, the Company recognized pretax restricted stock expense of approximately $783,000 net of the cumulative adjustment for the forfeiture rate applied to restricted stock awards issued and outstanding prior to December 25, 2005. As of July 9, 2006, the total compensation cost related to time-based restricted stock awards not yet recognized was approximately $8.0 million and the weighted average period over which it is expected to be recognized is 3.8 years. The Company has 249,805 performance-based restricted shares outstanding included in the 799,953 restricted shares outstanding at July 9, 2006. The Company does not expect these performance-based awards to vest due to the Company’s recent and projected performance in comparison to vesting targets for those awards. The expense associated with the vesting of all these performance-based restricted shares would be approximately $4.6 million.

C.	NET EARNINGS PER COMMON SHARE AND SHARE-BASED COMPENSATION

Basic earnings per common share have been computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and restricted (un-vested) stock awards outstanding.

Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted earnings per share calculation (in thousands).

	12 Weeks Ended		28 Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005

Weighted average common shares outstanding	23,338	22,843	23,196	22,749
Incremental and restricted option shares outstanding	193	315	228	354
Weighted average diluted common shares outstanding	23,531	23,158	23,424	23,103

Options for approximately 1.4 million shares were excluded from the 12 and 28-week weighted average diluted common share calculation in 2006 as compared to 1.3 million for the same prior year periods due to these shares being anti-dilutive.

D.	DERIVATIVE INSTRUMENTS

At July 9, 2006, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $100.0 million which effectively convert an equal portion of the fixed-rate indebtedness related to the $125.0 million senior subordinated notes due 2013 into variable-rate obligations (fair value hedges). The terms and conditions of the swaps accounted for as a fair value hedge mirrors the terms and conditions of the respective debt. The Company’s purpose for holding such instruments is to hedge its exposure to fair value fluctuations due to changes in market interest rates, as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt.

E.	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and other comprehensive income items attributable to unrealized gains on derivative financial instruments designated as cash flow hedges. The Company had no cash flow hedges as of July 9, 2006. The components of total comprehensive income for all periods presented are as follows:

	12 Weeks Ended		28 Weeks Ended
	July 9, 2006	July 10, 2005	July 9, 2006	July 10, 2005
	(In thousands)
Net earnings	$4,393	$4,966	$11,592	$15,080
Other comprehensive income, net of tax	—	40	—	109
Total comprehensive income	$4,393	$5,006	$11,592	$15,189

F.	LEGAL PROCEEDINGS

In September 2003, the Company became aware that customers and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of its employees and customers becoming infected. As of the date of this filing, all of these cases have been settled and dismissed. The Company has insurance that provides coverage, subject to limitations, for lost income at its restaurants whose results of operations were adversely affected by the Hepatitis A incident. The Company has submitted a claim pursuant to its insurance policy for this type of loss, but its carrier has disagreed with the Company’s claim. On July 11, 2005, certain underwriters at Lloyd’s, the Company’s insurance carrier, filed suit against the Company in the Circuit Court for Knox County, Tennessee seeking declaration by the court regarding certain limits in this policy which would effectively limit the Company’s recovery under the policy to $100,000. The Company has filed an answer and counterclaim requesting that the court declare that its coverage is not limited as asserted by the carrier. The Company filed a motion for Partial Summary Judgment seeking a determination of the coverage of the policy which was denied. At this point, the Company cannot reasonably estimate the value of any potential resolution of this claim or the timing thereof.

The Company is involved in an arbitration in the matter of Ballantyne Village, LLC v. O’Charley’s Inc. filed in April 2005. Ballantyne Village, LLC has alleged that the Company breached a lease on a retail center for a proposed Stoney River Legendary Steaks restaurant in Charlotte, North Carolina. The Company believes it terminated this lease prior to the commencement of its tenancy in accordance with its terms, and that the counterparty’s claims are without merit. The Company intends to defend the allegations against it in this matter vigorously. The arbitration is scheduled for January 29, 2007.

On May 19, 2006, Meritage Hospitality Group, Inc. and certain of its affiliated entities (“Meritage”), which franchise five O’Charley’s restaurants in Michigan, filed suit against the Company in the United States District Court for the Western District of Michigan. The suit alleges that the Company engaged in fraud and violations of the Michigan Franchise Investment Law and Michigan Consumer Protection Act in connection with Meritage becoming a franchisee of the Company’s O’Charley’s restaurant concept. The suit seeks rescission of the development agreement and five franchise agreements with the Company and related damages. The Company is continuing its discussions with Meritage in an effort to resolve this matter. In the event the Company and Meritage are not able to resolve their dispute, the Company intends to defend the allegations against it vigorously.

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

The Company does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur liabilities or accrue expenses relating to legal proceedings which may adversely affect its results of operations.

G.	ASSETS HELD FOR SALE

The amount shown in assets held for sale as of July 9, 2006 on the consolidated balance sheet consists of assets related to six Company-owned O’Charley’s restaurants that were closed during the fourth quarter of 2005, a corporate aircraft and certain other non-operating assets. The Company decided to close six under-performing restaurants as part of a plan to improve existing restaurants. The net book value related to closed restaurants is approximately $3.5 million. The Company decided to sell a corporate aircraft with a net book value of $1.6 million. The Company also decided to sell certain other non-operating assets with a net book value of approximately $0.3 million. The Company estimates that the fair value of these assets exceeds their net book value and has therefore concluded that these assets are not impaired. The Company has ceased recognizing depreciation expense for all of these assets while they are being held for sale.

H.	FRANCHISE AND JOINT VENTURE ARRANGEMENTS

In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any joint venture in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. As of July 9, 2006, the Company has a 50% interest in two joint ventures to operate O’Charley’s restaurants. Under Financial Accounting Standards Board Interpretation (FIN) No. 46R, the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities, as we do not anticipate them having sufficient equity to fund their operations. The joint venture partners have neither the obligation nor the ability to contribute their proportionate share of expected future losses. Such losses may require additional financial support from the Company. Since the Company bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46R, the Company consolidates the joint ventures in its consolidated financial statements. As of July 9, 2006 JFC Enterprises, LLC, which owns and operates three O’Charley’s restaurants in Louisiana, had loans outstanding due to the Company of approximately $7.5 million. In addition, the Company has provided this joint venture entity a debt service guarantee and as of July 9, 2006 there was $1.2 million outstanding under this arrangement. See the Company’s Annual Report on Form 10-K for the year ended December 25, 2005 and the related notes thereto for a complete description of its franchise and joint venture initiatives.

I. RECENT ACCOUNTING PRONOUCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on its results of operations or financial position.

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FSP 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”). FSP No. 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense in income from continuing operations as opposed to capitalizing such rental costs. The provisions of FSP No. 13-1 are effective for the first reporting period beginning after December 15, 2005, the Company adopted this guidance in its first quarter of 2006. The adoption of FSP No. 13-1 did not affect the Company’s consolidated results of operations or financial position since this treatment did not differ from the Company’s then-existing accounting policy.

On March 28, 2006, the Financial Accounting Standards Board (“FASB”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. The Company has not yet determined the impact this EITF will have on its results of operations or financial position.

J.	SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of July 9, 2006 and December 25, 2005 and for the 12 and 28-week periods ended July 9, 2006 and July 10, 2005.

Consolidating Balance Sheet

As of July 9, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$(4,529)	$5,571	$13,520	$14,562
Trade accounts receivable	4,865	6,760	(923)	10,702
Intercompany receivable (payable)	(144,458)	153,422	(8,964)	—
Inventories	3,562	33,399	52	37,013
Deferred income taxes	8,127	384	—	8,511
Assets held for sale	3,541	1,920	—	5,461
Other current assets	4,871	1,491	2,391	8,753
Total current assets (liabilities)	(124,021)	202,947	6,076	85,002
Property and Equipment, net	312,153	139,627	6,923	458,703
Goodwill	—	93,074	—	93,074
Other Intangible Asset	—	25,921	—	25,921
Other Assets	215,783	29,459	(225,855)	19,387
Total Assets (Liabilities)	$403,915	$491,028	$(212,856)	$682,087
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$6,981	$9,844	$10,294	$27,119
Accrued payroll and related expenses	14,420	8,758	7	23,185
Accrued expenses	13,793	10,843	(1,057)	23,579
Deferred revenue	3,584	4,760	84	8,428
Federal, state and local taxes	(2,714)	17,715	112	15,113
Current portion of long-term debt and capitalized lease obligations	9,859	382	46	10,287
Total current liabilities	45,923	52,302	9,486	107,711
Deferred Income Taxes	7,105	(784)	—	6,321
Other Liabilities	29,211	15,942	903	46,056
Long-Term Debt, less current portion	149,812	—	(16,555)	133,257
Capitalized Lease Obligations, less current portion	20,395	1,058	—	21,453
Total Liabilities (Assets)	252,446	68,518	(6,166)	314,798
Shareholders’ Equity (Deficit):
Common stock	187,073	204,699	(204,320)	187,452
Retained earnings (accumulated deficit)	(35,604)	217,811	(2,370)	179,837
Total shareholders’ equity (deficit)	151,469	422,510	(206,690)	367,289
Total Liabilities and Shareholders’ Equity (Deficit)	$403,915	$491,028	$(212,856)	$682,087
`

Consolidating Balance Sheet

As of December 25, 2005

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$2,611	$3,072	$16	$5,699
Trade accounts receivable	5,268	7,542	42	12,852
Intercompany receivable (payable)	(132,173)	141,466	(9,293)	—
Inventories	3,923	41,169	537	45,629
Deferred income taxes	9,454	384	—	9,838
Assets held for sale	3,541	2,167	—	5,708
Other current assets	2,502	3,233	(1,336)	4,399
Total current assets (liabilities)	(104,874)	199,033	(10,034)	84,125
Property and Equipment, net	323,827	134,622	5,599	464,048
Goodwill	—	93,074	—	93,074
Other Intangible Asset	—	25,921	—	25,921
Other Assets	217,397	28,558	(225,513)	20,442
Total Assets (Liabilities)	$436,350	$481,208	$(229,948)	$687,610
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$12,412	$16,515	$(7,053)	$21,874
Accrued payroll and related expenses	12,880	7,738	394	21,012
Accrued expenses	13,543	10,671	(1,906)	22,308
Deferred revenue	9,466	11,881	46	21,393
Federal, state and local taxes	(6,020)	16,669	64	10,713
Current portion of long-term debt and capitalized lease obligations	10,559	372	44	10,975
Total current liabilities	52,840	63,846	(8,411)	108,275
Deferred Income Taxes	8,191	(784)	—	7,407
Other Liabilities	30,248	16,266	1,119	47,633
Long-Term Debt, less current portion	164,827	—	(16,528)	148,299
Capitalized Lease Obligations, less current portion	25,127	1,283	(1)	26,409
Total Liabilities (Assets)	281,233	80,611	(23,821)	338,023
Shareholders’ Equity (Deficit):
Common stock	185,374	203,101	(203,101)	185,374
Accumulated other comprehensive loss, net of tax	(5)	—	—	(5)
Unearned compensation	(4,027)	—	—	(4,027)
Retained earnings (accumulated deficit)	(26,225)	197,496	(3,026)	168,245
Total shareholders’ equity (deficit)	155,117	400,597	(206,127)	349,587
Total Liabilities and Shareholders’ Equity (Deficit)	$436,350	$481,208	$(229,948)	$687,610

Consolidating Statement of Operations

12 Weeks Ended July 9, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$125,927	$89,021	$5,967	$220,915
Commissary sales	—	67,997	(65,349)	2,648
Franchise revenue	149	—	(70)	79
	126,076	157,018	(59,452)	223,642

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	40,256	26,459	(611)	66,104
Payroll and benefits	43,981	32,104	(1,732)	74,353
Restaurant operating costs	26,229	16,586	(1,377)	41,438
Cost of commissary sales	—	64,610	(62,357)	2,253
Advertising expenses	(4,241)	4,245	6,474	6,478
General and administrative expenses	1,385	9,797	44	11,226
Depreciation and amortization, property and equipment	6,302	4,351	102	10,755
Asset impairment and disposals	114	—	—	114
Pre-opening costs	653	572	216	1,441
	114,679	158,724	(59,241)	214,162
Income (loss) from Operations	11,397	(1,706)	(211)	9,480
Other Expense (Income):
Interest expense, net	3,479	222	107	3,808
Other, net	20,189	(20,193)	—	(4)
	23,668	(19,971)	107	3,804
(Loss) Earnings Before Income Taxes	(12,271)	18,265	(318)	5,676
Income Tax (Benefit) Expense	(1,105)	2,486	(98)	1,283
Net (Loss) Earnings	$(11,166)	$15,779	$220	$4,393

Consolidating Statement of Operations

12 Weeks Ended July 10, 2005

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$126,844	$80,689	$4,484	$212,017
Commissary sales	—	56,732	(54,584)	2,148
Franchise revenue	103	—	(19)	84
	126,947	137,421	(50,119)	214,249

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	41,112	24,879	(1,844)	64,147
Payroll and benefits	45,721	26,645	928	73,294
Restaurant operating costs	22,500	15,370	984	38,854
Cost of commissary sales	—	52,662	(50,696)	1,966
Advertising expenses	—	5,853	—	5,853
General and administrative expenses	1,058	7,820	40	8,918
Depreciation and amortization, property and equipment	7,111	2,809	32	9,952
Asset impairment and disposals	—	(275)	—	(275)
Pre-opening costs	679	306	27	1,012
	118,181	136,069	(50,529)	203,721
Income (loss) from Operations	8,766	1,352	410	10,528
Other Expense (Income):
Interest expense, net	3,285	168	38	3,491
Other, net	12,441	(12,398)	—	43
	15,726	(12,230)	38	3,534
(Loss) Earnings Before Income Taxes	(6.960)	13,582	372	6,994
Income Tax (Benefit) Expense	(2,018)	4,046	—	2,028
Net (Loss) Earnings	$(4,942)	$9,536	$372	$4,966

Consolidating Statement of Operations

28 Weeks Ended July 9, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$303,572	$206,959	$13,601	$524,132
Commissary sales	—	160,695	(154,969)	5,726
Franchise revenue	376	—	(140)	236
	303,948	367,654	(141,508)	530,094

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	97,494	61,837	(2,266)	157,065
Payroll and benefits	106,384	74,547	(4,068)	176,863
Restaurant operating costs	61,889	40,801	(4,742)	97,948
Cost of commissary sales	—	152,071	(147,139)	4,932
Advertising expenses	(9,767)	9,771	14,924	14,928
General and administrative expenses	3,032	23,352	100	26,484
Depreciation and amortization, property and equipment	14,674	9,890	189	24,753
Asset impairment and disposals	114	—	—	114
Pre-opening costs	1,059	1,160	396	2,615
	274,879	373,429	(142,606)	505,702
Income from Operations	29,069	(5,775)	1,098	24,392
Other Expense (Income):
Interest expense, net	8,201	507	187	8,895
Other, net	37,959	(37,959)	—	—
	46,160	(37,452)	187	8,895
(Loss) Earnings Before Income Taxes	(17,091)	31,677	911	15,497
Income Tax (Benefit) Expense	(2,392)	6,067	230	3,905
Net (Loss) Earnings	$(14,699)	$25,610	$681	$11,592

Consolidating Statement of Operations

28 Weeks Ended July 10, 2005

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$302,092	$187,532	$10,570	$500,194
Commissary sales	—	131,132	(126,776)	4,356
Franchise revenue	233	—	(43)	190
	302,325	318,664	(116,249)	504,740

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	97,068	57,180	(4,517)	149,731
Payroll and benefits	107,075	61,346	2,158	170,579
Restaurant operating costs	51,174	36,659	2,496	90,329
Cost of commissary sales	—	121,549	(117,670)	3,879
Advertising expenses	—	13,859	4	13,863
General and administrative expenses	2,144	19,175	90	21,409
Depreciation and amortization, property and equipment	16,623	6,470	78	23,171
Asset impairment and disposals	—	60	—	60
Pre-opening costs	1,739	625	33	2,397
	275,823	316,923	(117,328)	475,418
Income from Operations	26,502	1,741	1,079	29,322
Other Expense (Income):
Interest expense, net	7,555	400	84	8,039
Other, net	30,288	(30,245)	—	43
	37,843	(29,845)	84	8,082
(Loss) Earnings Before Income Taxes	(11,341)	31,586	995	21,240
Income Tax (Benefit) Expense	(3,289)	9,267	182	6,160
Net (Loss) Earnings	$(8,052)	$22,319	$813	$15,080

Consolidating Statement of Cash Flows

28 Weeks Ended July 9, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash flows from Operating Activities:
Net (loss) earnings	$(14,699)	$25,610	$681	$11,592
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	14,674	9,890	189	24,753
Amortization of debt issuance costs	769	—	—	769
Share–based compensation	1,086	—	—	1,086
Provision for deferred income taxes	237	—	—	237
Loss (gain) on the sale of assets	189	—	—	189
Changes in assets and liabilities:
Trade accounts receivable	403	782	965	2,150
Inventories	362	7,770	484	8,616
Other current assets	(2,370)	2,742	(3,725)	(3,353)
Trade accounts payable	(5,431)	(6,670)	17,346	5,245
Deferred revenue	(5,883)	(7,121)	39	(12,965)
Accrued payroll, other accrued expenses and federal, state, and local taxes	5,096	1,236	512	6,844
Other long-term assets and liabilities	577	(1,253)	125	(551)
Net cash (used in) provided by operating activities	(4,990)	32,986	16,616	44,612

Cash flows from Investing Activities:
Additions to property and equipment	(3,391)	(14,895)	(1,485)	(19,771)
Proceeds from the sale of assets	391	—	—	391
Other, net	16,517	(15,592)	(1,627)	(702)
Net cash provided by (used in) investing activities	13,517	(30,487)	(3,112)	(20,082)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(20,686)	—	—	(20,686)
Excess tax benefit from share-based payments	436	—	—	436
Exercise of stock options and issuances under stock purchase plan	4,583	—	—	4,583
Net cash used in financing activities	(15,667)	—	—	(15,667)

(Decrease) Increase in Cash and Cash Equivalents	(7,140)	2,499	13,504	8,863
Cash and Cash Equivalents at Beginning of the Period	2,611	3,072	16	5,699
Cash and Cash Equivalents at End of the Period	$(4,529)	$5,571	$13,520	$14,562

Consolidating Statement of Cash Flows

28 Weeks Ended July 10, 2005

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Cash flows from Operating Activities:
Net (loss) earnings	$(8,052)	$22,319	$813	$15,080
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	16,623	6,470	78	23,171
Amortization of debt issuance costs	768	—	—	768
Share–based compensation	117	—	—	117
Provision for deferred income taxes	2,097	—	—	2,097
(Gain) loss on the sale of assets	(87)	15	—	(72)
Changes in assets and liabilities:
Trade accounts receivable	(2,268)	1,424	(10)	(854)
Inventories	(188)	(4,901)	(154)	(5,243)
Other current assets	(1,992)	401	437	(1,154)
Trade accounts payable	9,184	2,895	(1,012)	11,067
Deferred revenue	(4,952)	(6,507)	(7)	(11,466)
Accrued payroll, other accrued expenses and federal, state, and local taxes	3,233	1,231	387	4,851
Other long-term assets and liabilities	5,367	1,911	(6,846)	432
Tax benefit derived from exercise of stock options	822	—	—	822
Net cash provided by (used in) operating activities	20,672	25,258	(6,314)	39,616

Cash flows from Investing Activities:
Additions to property and equipment	(21,835)	(11,827)	(2,101)	(35,763)
Proceeds from the sale of assets	2,109	—	—	2,109
Other, net	11,663	(19,725)	8,915	853
Net cash (used in) provided by investing activities	(8,063)	(31,552)	6,814	(32,801)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(16,401)	—	—	(16,401)
Exercise of employee incentive stock options and issuances under stock purchase plan	4,211	—	—	4,211
Net cash used in financing activities	(12,190)	—	—	(12,190)

Increase (decrease) in Cash and Cash Equivalents	419	(6,294)	500	(5,375)
Cash and Cash Equivalents at Beginning of the Period	2,491	7,733	548	10,772
Cash and Cash Equivalents at End of the Period	$2,910	$1,439	$1,048	$5,397

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our future profitability, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, our ability to increase operating margins and increase same restaurant sales at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; our ability to successfully implement changes to our supply chain; our ability to sell closed restaurants and other surplus assets; the possible adverse effect on our sales of any decrease in consumer spending; the effect of increased competition; the resolution of our dispute with Meritage Hospitality Group, Inc.; the impact on our results of operations of restarting development of our Stoney River concept; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a leading casual dining restaurant company operating 227 O’Charley’s company-operated restaurants in 16 states in the Southeast and Midwest, 112 Ninety Nine restaurants in nine Northeastern states, and eight Stoney River restaurants in the Southeast and Midwest as of July 9, 2006. We also have five O’Charley’s restaurants in Michigan operated by a franchisee and three O’Charley’s restaurants located in Louisiana operated by a joint venture franchisee in which we have a financial interest. Our fiscal year ends on the last Sunday of the calendar year. We have one reportable segment.

We believe our results for the second quarter of 2006 reflect our progress in our turnaround and transformation efforts. Our turnaround strategy is focused on:

Strengthening the organization with a new core of talent and building a winning team. During the second quarter of 2006, we continued to develop a cohesive team focused on implementing strategic insights into areas critical to our future success. Larry Taylor, our Chief Supply Chain Officer, and Roland Ornelas, our Vice President of Strategic Sourcing, joined our Quality Product Center team in the second quarter. Larry and his team are aggressively pursuing cost saving opportunities, exploring ways to improve the quality of our products, and performing a detailed analysis of our Quality Product Center operations. Dr. Steve McMillen also joined us as Vice President of Human Resource Development. Steve has brought new insight into the assessment, evaluation and development of our management teams. With these and other previously announced additions, we believe that we have in place a management team that is substantially complete and that will be able to execute successfully our turnaround and transformation efforts.

Improving the box economics through the execution of product and labor cost management and increasing same restaurant sales through new product offerings, new marketing, and a more analytical approach to menu pricing. . For the second quarter of 2006, cost of food and beverage and payroll and benefits as a percentage of restaurant sales were both lower than in the prior year quarter. We believe this improvement resulted primarily from a higher average check in all of our concepts, the impact of our theoretical food cost system and our increased focus on team member and management labor productivity as well as changes we made to our restaurant-level incentive bonus plans. At our O’Charley’s restaurants, average check increased by 3.4 percent. We implemented a three-tier menu pricing structure that enabled us to selectively raise prices. We also have reduced the availability of Kids Eat Free in a number of our markets. The new menu now features O’Charley’s Butcher’s Cut Premium Steaks as well as limited-time offerings. All of these changes contributed to the increase in average check at O’Charley’s restaurants. At Ninety Nine, we reported a 4.5 percent increase in average check, which also resulted from the introduction of a newly-designed menu, featuring nine new food and nine new beverage items and the implementation of a three-tier menu pricing structure. Our Project RevO’lution and Project Dressed to the Nines teams continue to focus on box economics by, among other initiatives, fine-tuning the brand images, developing new team member selection and training tools, introducing new kitchen technology and engineering, capitalizing on dining room efficiencies and applying these improvements to new restaurants and remodels.

Enhancing guest satisfaction and intent to return by instilling ’A Passion to Serve’TM. In 2005, we adopted a vision statement: ‘A Passion to Serve’TM. This statement describes our commitment to our guests, each other, our stakeholders and our communities. Our vision is to be the best of class in food and service in our segments of the restaurant industry. We are holding ourselves to higher standards as measured by our Guest Satisfaction Index or “GSI”. Many of our Project RevO’lution and Project Dressed to the Nines initiatives have a direct correlation to improving the guest experience. While we have seen improvement over the last year, we know much more must be achieved. Through GSI and other initiatives, we are able to obtain objective information from our guests which has enabled us to focus on the areas that matter to them, including atmosphere and speed of service. We believe driving guest satisfaction stimulates repeat visits and generates guest loyalty, even in a challenging environment.

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

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. The two most significant commodities that may affect our cost of food and beverage are beef and seafood, which account for approximately 19 percent to 21 percent and 8 percent to 10 percent, respectively, of our overall cost of food and beverage. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 12 and 28-week periods ended July 9, 2006 and July 10, 2005 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	12 Weeks Ended		28 Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005

Revenues:
Restaurant sales	98.8%	99.0%	98.9%	99.1%
Commissary sales	1.2	1.0	1.1	0.9
Franchise Revenue	0.0	0.0	0.0	0.0
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.9	30.3	30.0	29.9
Payroll and benefits	33.7	34.6	33.7	34.1
Restaurant operating costs	18.8	18.3	18.7	18.1
Cost of commissary sales (2)	1.0	0.9	0.9	0.8
Advertising expenses	2.9	2.7	2.8	2.7
General and administrative expenses	5.0	4.2	5.0	4.2
Depreciation and amortization	4.8	4.6	4.7	4.6
Asset impairment and disposals	0.1	(0.1)	—	—
Pre-opening costs	0.6	0.5	0.5	0.5

Income from Operations	4.2	4.9	4.6	5.8

Other Expense:
Interest expense, net	1.7	1.6	1.7	1.6
Earnings before Income Taxes	2.5	3.3	2.9	4.2
Income Tax Expense	0.6	0.9	0.7	1.2
Net Earnings	2.0%	2.3%	2.2%	3.0%

(1)	Shown as a percentage of restaurant sales.

(2)

Cost of commissary sales as a percentage of commissary sales was 85.1 percent and 91.5 percent for the 12 weeks ended July 9, 2006 and July 10, 2005, respectively. Cost of commissary sales as a percentage of commissary sales was 86.1 percent and 89.0 percent for the 28 weeks ended July 9, 2006 and July 10, 2005, respectively.

The following table reflects margin performance of each of our concepts for the 12 and 28-week periods ended July 9, 2006 and July 10, 2005.

	12 Weeks Ended		28 Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2006	2005	2006	2005
	($ in millions)		($ in millions)
O’Charley’s Concept:(1)
Restaurant Sales:	$ 143.1	$ 141.6	$ 345.1	$ 337.6

Cost and expenses: (2)
Cost of food and beverage	29.9%	30.6%	30.0%	29.8%
Payroll and benefits	32.9%	34.9%	33.1%	34.3%
Restaurant operating costs	18.8%	18.7%	18.2%	17.7%

Ninety Nine Concept:
Restaurant Sales:	$ 70.7	$ 64.9	$ 163.1	$ 149.6

Cost and expenses: (2)
Cost of food and beverage	28.9%	28.6%	29.1%	29.5%
Payroll and benefits	35.7%	34.6%	35.8%	34.4%
Restaurant operating costs	18.9%	18.2%	19.5%	18.9%

Stoney River Concept:
Restaurant Sales:	$ 7.1	$ 5.5	$ 15.9	$ 13.0

Cost and expenses: (2)
Cost of food and beverage	39.3%	40.4%	39.3%	38.9%
Payroll and benefits	28.0%	25.0%	26.7%	24.7%
Restaurant operating costs	19.4%	12.8%	19.2%	18.2%
(1) Includes results from O’Charley’s joint venture operations but excludes revenue from franchised restaurants. (2) Shown as a percentage of restaurant sales.

The following table sets forth certain financial and other restaurant data for the quarters ended July 9, 2006 and July 10, 2005:

	July 9,	July 10,
	2006	2005
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	225	224
Restaurants opened	2	3
Restaurant closed	—	(1)
In operation, end of quarter	227	226
Ninety Nine Restaurants:
In operation, beginning of quarter	111	101
Restaurants opened	1	1
Restaurants closed	—	—
In operation, end of quarter	112	102
Stoney River Restaurants:
In operation, beginning of quarter	7	6
Restaurants opened	1	—
Restaurants closed	—	—
In operation, end of quarter	8	6
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	7	3
Restaurants opened	1	1
Restaurants closed	—	—
In operation, end of quarter	8	4
Average Weekly Sales per Restaurant:
O’Charley’s	$52,397	$52,309
Ninety Nine	52,836	53,525
Stoney River	74,936	76,306
Increase (Decrease) in Same Restaurant Sales (1):
O’Charley’s	(0.7%)	0.4%
Ninety Nine	(0.9%)	0.7%
Stoney River	2.7%	1.9%
Increase (Decrease) in Same Restaurant Guest Visits (1):
O’Charley’s	(3.9%)	(0.5%)
Ninety Nine	(5.1%)	2.8%
Stoney River	(1.6%)	(0.5%)
Increase (Decrease) in Average Check per Guest(1):
O’Charley’s	3.4%	0.9%
Ninety Nine	4.5%	(2.1%)
Stoney River	4.4%	2.4%
Average Check per Guest (2):
O’Charley’s	$11.96	$11.55
Ninety Nine	14.04	13.46
Stoney River	40.00	39.56

(1)	When computing same restaurant sales, guest visits and average check per guest, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open at the end of the quarter.

Second Fiscal Quarter and First 28 weeks of 2006 Versus Second Fiscal Quarter and First 28 weeks of 2005

Revenues

During the 12 weeks ended July 9, 2006, total revenues increased $9.4 million, or 4.4 percent, to $223.6 million from $214.2 million for the 12 weeks ended July 10, 2005. Total revenues for the first 28 weeks of 2006 increased $25.4 million, or 5.0 percent, to $530.1 million from $504.7 million in the same prior-year period. During the quarter we experienced a decrease in guest counts at all of our concepts due to several factors including: high gasoline prices, increasing interest rates, and the phase out of our kids eat free program at O’Charley’s. We are taking measures to offset this decline in guest counts through greater use of promotional menu items, a more analytical approach in determining our menu prices, and by more closely monitoring the feedback received through our Guest Satisfaction Index.

O’Charley’s company-owned restaurant sales increased $0.2 million, or 0.1 percent, to $141.3 million during the second quarter of 2006. However, same store sales at our company-owned O’Charley’s restaurants declined by 0.7 percent which was the result of an increase in average check of 3.4 percent offset by a decrease in guest counts of 3.9 percent. A net addition of one O’Charley’s restaurant in the last 12 months contributed to the increase in sales. Sales for the first 28 weeks of 2006 at company-owned O’Charley’s restaurants increased $4.8 million, or 1.4 percent, to $341.6 million from $336.8 million in the same prior-year period as a result of same restaurant sales increases of 0.1 percent and the net addition of one new restaurant over the last 12 months.

Ninety Nine restaurant sales increased $5.7 million, or 8.8 percent, to $70.7 million during the second quarter of 2006. However, same restaurant sales declined 0.9 percent in the quarter which was the result of a 4.5 percent increase in average check offset by a 5.1 percent decrease in guest counts. There was a net addition of 10 new Ninety Nine restaurants in the last 12 months. Ninety Nine restaurant sales for the first 28 weeks of 2006 increased $13.5 million, or 9.1 percent, to $163.1 million from $149.6 million in the same prior-year period as a result of same restaurant sales increases of 0.2 percent and the addition of 10 new restaurants over the last 12 months.

Stoney River restaurant sales increased $1.6 million, or 29.7 percent, to $7.1 million during the second quarter of 2006. Same restaurant sales increased 2.7 percent on a 4.4 increase in average check partially offset by a 1.6 percent decrease in guest counts. There was a net addition of two new Stoney River restaurants in the last 12 months. Average weekly sales per restaurant were impacted by the lower than average sales volume at the Dublin, Ohio restaurant, which opened in the fourth quarter of 2005. Stoney River restaurant sales for the first 28 weeks of 2006 increased $2.9 million, or 22.4 percent, to $15.9 million from $13.0 million in the same prior-year period as a result of same restaurant sales increases of 4.1 percent.

Cost of Food and Beverage

During the second quarter of 2006, our cost of food and beverage was $66.1 million, or 29.9 percent of restaurant sales, compared with $64.1 million, or 30.3 percent of restaurant sales, in the second quarter of 2005. This decline in food and beverage cost as a percentage of sales in the quarter reflects the impact of lower costs for poultry, pork and cheese, and the further narrowing of the gap between our theoretical and actual food costs at the O’Charley’s concept, partially offset by higher costs for beef, and produce and higher fuel-related distribution costs. During the first 28 weeks of 2006, cost of food and beverage was $157.1 million, or 30.0 percent of restaurant sales, compared to $149.7 million, or 29.9 percent of restaurant sales, in the same prior year period.

Payroll and Benefits

During the second quarter of 2006, payroll and benefits were $74.4 million, or 33.7 percent of restaurant sales, compared to $73.3 million, or 34.6 percent of restaurant sales, in the same prior-year period. This improvement of 90 basis points represents reductions in employee benefits expense, management salaries, and restaurant-level bonus expenses that were partially offset by higher hourly wage expenses. The reduction in management salaries reflects reductions in the average number of managers per restaurant in the O’Charley’s concept, while the reduction in bonus expense reflects the impact of our new performance focused bonus plans. The cost of our employee benefit plans was approximately 20 basis points lower as a percentage of restaurant sales in the second quarter of 2006 than in the second quarter of 2005, reflecting reductions negotiated with certain health care plans earlier in 2006. During the first 28 weeks of 2006, payroll and benefits were $176.9 million, or 33.7 percent of restaurant sales, compared to $170.6 million, or 34.1 percent of restaurant sales, in the same prior year period.

Restaurant Operating Costs

During the second quarter of 2006, restaurant operating costs were $41.4 million, or 18.8 percent of restaurant sales, compared to $38.9 million, or 18.3 percent of restaurant sales, in the same prior year period. The increase is primarily the result of increases in electricity costs, general liability insurance and repair and maintenance costs. During the first 28 weeks of 2006, restaurant operating costs were $97.9 million, or 18.7 percent of restaurant sales, compared to $90.3 million, or 18.1 percent of restaurant sales, in the same prior year period.

Advertising Expenses

During the second quarter of 2006, advertising expenditures increased 10.7% to $6.5 million from $5.9 million in the second quarter of 2005 and, as a percentage of total revenues, increased to 2.9 percent from 2.7 percent in the same prior-year period. For the first 28 weeks of 2006, advertising expenditures increased 7.7 percent to $14.9 million from $13.9 million in the same prior year period.

General and Administrative Expenses

General and administrative expenses increased 25.9 percent to $11.2 million in the second quarter of 2006 from $8.9 million in the second quarter of 2005, and as a percentage of total revenues, increased to 5.0 percent from 4.2 percent in the same prior-year period. The increase in general and administrative expenses in the quarter includes pretax charges of $0.7 million, or $0.02 per diluted share for severance, recruiting and relocation expenses and $0.6 million of increased salaries and expenses related to strengthening our management team. General and administrative expenses in the prior year quarter reflect charges of $0.02 per diluted share for our financial systems conversion project. Our general and administrative expenses also reflect increases in stock-based compensation of $0.8 million or $0.03 per diluted share, in the second quarter of 2006. Stock-based compensation expense primarily includes restricted share expense but also includes the expensing of stock options and the employee stock purchase plan discount as a result of the adoption Financial Accounting Standards Board Statement No. 123R, “Share-based Payments”. General and administrative expenses in the first 28 weeks of 2006 increased 23.7 percent to $26.5 million from $21.4 million during the same prior year period and increased as a percentage of total revenues to 5.0 percent from 4.2 percent in the prior year period.

Depreciation and Amortization, Property and Equipment

During the second quarter and first 28 weeks of 2006, depreciation and amortization increased as a percentage of total revenues. The increase was primarily attributable to lower average unit volumes in the Ninety Nine and Stoney River concepts.

Asset Impairment and Disposal Costs

During the 12 and 28 weeks ended July 9, 2006 asset impairment and disposal costs increased primarily related to the write off of certain Company assets related to one of our restaurants, as compared to the prior year period, where certain impairment charges were offset by the gain on the sale of assets from one our restaurants.

Pre-opening Costs

Pre-opening costs in the second quarter of 2006 were $1.4 million compared to $1.0 million in the second quarter of 2005 reflecting five new restaurant openings compared to four restaurants opened in the prior year quarter.

Interest Expense, Net

Interest expense for the second quarter of 2006 was $3.8 million compared to $3.5 million in the second quarter of 2005. This increase is a result of the impact of higher short-term interest rates on the Company’s variable rate debt partially offset by lower borrowings under the Company’s revolving credit facility.

Income Taxes

The effective tax rate applied to pretax income in the second quarter of 2006 was 22.6 percent, compared to a tax rate of 29 percent in the prior year period. Based upon our actual and anticipated results, we estimate that our effective tax rate for the 2006 fiscal year will be 25.2 percent. Since this is lower than the estimated rate of 26.7 percent applied in the first quarter of the year, our income tax provision for the second quarter includes a change in estimate of $0.1 million dollars to adjust the year-to-date amount. The estimated rate for 2006 fiscal year does not include the impact of the work opportunities tax credit, which expired at the end of 2005. If Congress renews this credit during 2006, our effective tax rate for the year could be lower than our current estimate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities, capital leases and sales of common stock. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development. We do not believe this indicates a lack of liquidity. As previously announced, we have slowed our restaurant development in order to focus on improving the performance of our existing restaurants. We opened two company-operated O’Charley’s and one Ninety Nine restaurant during the second quarter of 2006 and two company-operated O’Charley’s and three Ninety Nine restaurants during the first 28 weeks of 2006. Unlike most restaurant companies, we have a vertically integrated supply chain in which our commissary provides distribution services to all restaurants and manufactures certain items. As we continue to increase the amount of investment we are making in food inventory in our commissary, we expect to see a reduction in the negative working capital.

The bank credit facility consists of a revolving credit facility with a maximum principal amount of $125.0 million. At July 9, 2006, the outstanding balance on the revolving credit facility was $7.0 million, which excludes approximately $9.0 million in letters of credit which reduces the capacity of the credit facility. The facility has a four-year term maturing in November, 2007, and bears interest, at our option, at either LIBOR plus a specified margin ranging from 1.25 percent to 2.25 percent based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5 percent, plus a specified margin from 0.0 percent to 1.0 percent based on certain financial ratios. As of the end of the second quarter, our LIBOR loans were priced using a margin of 1.25 percent. The credit facility imposes restrictions on us with respect to the incurrence of additional indebtedness, sales of assets, mergers, acquisitions, joint ventures, investments, repurchases of stock and the payment of dividends. In addition, the credit facility requires us to comply with certain specified financial covenants, including covenants and ratios relating to our senior secured leverage, maximum adjusted leverage, minimum fixed charge coverage, minimum asset coverage and maximum capital expenditures. We were in compliance with such covenants at July 9, 2006. The credit facility contains certain events of default, including an event of default resulting from certain changes in control. All amounts owing under the facility are secured by 100 percent of our equity interests in each of our existing subsidiaries and substantially all of our subsidiaries’ tangible and intangible assets, other than real property acquired after the date of the credit facility and equipment. The lenders may, under certain circumstances, also require that we pledge such real estate and equipment as collateral.

From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements effectively convert some of our obligations that bear interest at variable rates into fixed-rate obligations and effectively convert some of our obligations that bear interest at fixed rates into variable-rate obligations. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0 percent senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013. Our weighted average interest rate for the second quarters ended July 9, 2006 and July 10, 2005 was 9.9 percent and 8.5 percent, respectively.

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

In 2006, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, new equipment and improvements at our commissary, and technological improvements at our restaurant support center. The Company did not finance any capital expenditures during the 28-week periods ended July 9, 2006 and July 10, 2005, through capitalized lease obligations. Capital expenditures for the 28-week period ended July 9, 2006 and July 10, 2005, were as follows:

	July 9,	July 10,
	2006	2005
	(In thousands)
New restaurant capital expenditures	$13,088	$25,562
Other capital expenditures	6,683	10,201
Total capital expenditures	$19,771	$35,763

We expect the full year 2006 capital expenditures to be between $45.0 million and $50.0 million. As part of our focus on improving results in our existing restaurants, we plan to develop and open fewer restaurants in 2006 than were opened in 2005. We expect to open between three and four Company-operated O’Charley’s restaurants, between four and six Ninety Nine restaurants, and two or three new Stoney River restaurants in 2006.

The following table sets forth our capital structure and certain financial data as of and for the 28 weeks ended July 9, 2006 and as of and for the year ended December 25, 2005:

	July 9,		December 25,
	2006		2005
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$7,000	1.3%	$22,000	4.1%
Secured mortgage note payable	112	0.0	125	0.0
GE Capital Financing arrangement	1,216	0.2	1,247	0.2
Capitalized lease obligations	31,669	6.0	37,311	7.0
Total senior debt	39,997	7.5	60,683	11.3
Senior subordinated notes	125,000	23.5	125,000	23.4
Total debt(1)(2)	164,997	31.0	185,683	34.7
Shareholders’ equity	367,289	69.0	349,587	65.3
Total capitalization	$532,286	100.0%	$535,270	100.0%
Adjusted total debt(1)(3)	$423,989		$432,555
Adjusted total capitalization(1)(3)	$791,278		$782,142
EBITDA(1)(4)	$49,145		$80,032

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

(2) Total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, as reflected in our consolidated balance sheets:

	July 9,	December 25,
	2006	2005
	(In thousands)
Current portion of long-term debt and capitalized leases	$10,287	$10,975
Add:
Long-term debt, excluding current portion	133,257	148,299
Capitalized lease obligations, less current portion	21,453	26,409
Total debt	$164,997	$185,683

(3)

Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 weeks ended July 9, 2006 and December 25, 2005, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 weeks ended July 9, 2006 and December 25, 2005, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	July 9,	December 25,
	2006	2005
	(In thousands)
Current portion of long-term debt and capitalized leases	$10,287	$10,975
Add:
Long-term debt, excluding current portion	133,257	148,299
Capitalized lease obligations, less current portion	21,453	26,409
Total debt	164,997	185,683
Add eight times rent expense:	258,992	246,872
Adjusted total debt	423,989	432,555
Add:
Shareholders’ equity	367,289	349,587
Adjusted total capitalization	$791,278	$782,142

(4)

EBITDA represents earnings before interest expense, income taxes, asset impairments and depreciation and amortization. The following table reconciles EBITDA, as described above, to net earnings and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	28 Weeks	Fiscal Year
	Ended	Ended
	July 9,	December 25,
	2006	2005
	(In thousands)
Net earnings	$11,592	$11,878
Add:
Income tax expense	3,905	1,904
Interest expense, net	8,895	15,124
Asset impairments	—	7,320
Depreciation and amortization, property and equipment	24,753	43,806
EBITDA	$49,145	$80,032

	28 Weeks	Fiscal Year
	Ended	Ended
	July 9,	December 25,
	2006	2005
	(In thousands)
Cash flows provided by operating activities	$44,612	$62,058
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Expense related to share-based compensation	(1,086)	(485)
Deferred income taxes	(237)	3,653
Amortization of deferred gain on sale lease back	569	1,056
Loss on sale of assets	(189)	(233)
Changes in operating assets and liabilities	(6,537)	1,312
Changes in long-term assets and liabilities	(18)	(2,931)
Income tax expense	3,905	1,904
Interest and other expense	8,126	13,698
EBITDA	$49,145	$80,032

Based upon the current level of operations and anticipated growth for our restaurant concepts, we believe that cash flow from operations and borrowings under our bank credit facility are sufficient to fund our working capital needs over the next 12 months. There can be no assurances that such sources of financing will be available to us or that any such financing would not negatively impact our earnings.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 25, 2005, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, excess of cost over fair value of net assets acquired (goodwill), impairment of long-lived assets, and tax provision and related financial statement items. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 28 weeks of 2006, there have been no material changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

The tables and discussion below set forth certain of our contractual obligations and commercial commitments at July 9, 2006. Other than the items listed and discussed below, no other material changes have occurred in the contractual obligations and commercial commitments disclosed in our Annual Report on Form 10-K for the year ended December 25, 2005.

		Payments Due by Period
		Less			More
		than			Than
Contractual Obligations	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Long-term debt	$133,327	$78	$7,057	$31	$126,161
Capitalized lease obligations(1)	32,451	10,632	15,588	5,210	1,021

		Amount of Commitment Expiration
		per Period
		Less			More
	Total	than			Than
Other Commercial Commitments	Committed	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Revolving credit facility(2)	$125,000	—	$125,000	—	—
Guarantee of joint-venture financing(3)	$15,000	—	$15,000	—	—

____________

(1)	Capitalized lease obligations include the $0.8 million interest component.

(2)

This pertains to our revolving credit facility of which $7.0 million is included in long-term debt shown above. We have approximately $9.0 million of outstanding letters of credit as of July 9, 2006 which reduces the capacity of the revolving credit facility but is not funded debt. As of July 9, 2006, we have $109.0 million remaining borrowing capacity under our revolving credit facility.

(3)

This pertains to the financing arrangement for franchisees with GE Capital Franchise Finance Corporation and represents our maximum obligation. As of July 9, 2006, there were $1.2 million loans outstanding under this financing arrangement.

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

Outlook

On August, 3 2006, we stated that we expect to report net earnings per diluted share of between $0.11 and $0.16 for the 12-week period ending October 1, 2006. We revised our previously issued earnings guidance for the full year and stated that we expect to report net earnings per diluted share of between $0.90 and $0.96 for the fiscal year ending December 31, 2006. The 2006 fiscal year is a 53-week year. Our guidance for the full year reflects an estimated positive earnings impact from the 53rd week of between $0.08 and $0.10 per diluted share. Projected results for the second half of the year are based upon anticipated same-store sales increases of less than one percent for O’Charley’s, and between one percent and two percent for Ninety Nine. We expect year-over-year improvement in our operating margin in the second half of the year. We project an effective tax rate of approximately 25.2 percent for the full fiscal year, compared to 14.3 percent in 2005, and interest expense of between $16.5 million and $17.0 million for the year, compared to $15.1 million in the 2005 fiscal year. Our guidance does not reflect any impact for charges or expenses arising from decisions we may make during the second half of fiscal 2006 as part of our previously discussed turnaround efforts, or from our previously disclosed discussions with Meritage Hospitality Group, Inc.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results of operations or financial position.

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FSP 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”). FSP No. 13-1 states that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense in income from continuing operations as opposed to capitalizing such rental costs. The provisions of FSP No. 13-1 are effective for the first reporting period beginning after December 15, 2005, we adopted this guidance in our first quarter of 2006. The adoption of FSP No. 13-1 did not affect our consolidated results of operations or financial position since this treatment did not differ from our then-existing accounting policy.

On March 28, 2006, the Financial Accounting Standards Board (“FASB”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. We have not yet determined the impact this EITF will have on our results of operations or financial position.

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

At July 9, 2006 and July 10, 2005, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended July 9, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In September 2003, we became aware that customers and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee was exposed to the Hepatitis A virus, which resulted in a number of our employees and customers becoming infected. As of the date of this filing, all of these cases have been settled and dismissed. We have insurance that provides coverage, subject to limitations, for lost income at our restaurants whose results of operations were adversely affected by the Hepatitis A incident. We have submitted a claim pursuant to our insurance policy for this type of loss, but our carrier has disagreed with our claim. On July 11,

2005, certain underwriters at Lloyd’s, our insurance carrier, filed suit against us in the Circuit Court for Knox County, Tennessee seeking declaration by the court regarding certain limits in this policy which would effectively limit our recovery under the policy to $100,000. We have filed an answer and counterclaim requesting that the court declare that our coverage is not limited as asserted by the carrier. We filed a motion for Partial Summary Judgment seeking a determination of the coverage of the policy which was denied. At this point, we cannot reasonably estimate the value of any potential resolution of this claim or the timing thereof.

We are in involved in an arbitration in the matter of Ballantyne Village, LLC v. O’Charley’s Inc. filed in April 2005. Ballantyne Village, LLC has alleged that we breached a lease on a retail center for a proposed Stoney River Legendary Steaks restaurant in Charlotte, North Carolina. We believe we terminated this lease prior to the commencement of our tenancy in accordance with its terms, and that the counterparty’s claims are without merit. We intend to defend the allegations against us in this matter vigorously. The arbitration is scheduled for January 29, 2007.

On May 19, 2006, Meritage Hospitality Group, Inc. and certain of our affiliated entities (“Meritage”), which franchise five O’Charley’s restaurants in Michigan, filed suit against us in the United States District Court for the Western District of Michigan. The suit alleges that we engaged in fraud and violations of the Michigan Franchise Investment Law and Michigan Consumer Protection Act in connection with Meritage becoming a franchisee of our O’Charley’s restaurant concept. The suit seeks rescission of the development agreement and five franchise agreements with us and related damages. We are continuing our discussions with Meritage in an effort to resolve this matter. In the event we are not able to resolve this dispute, we intend to defend the allegations against us vigorously.

In addition, we are defendants from time to time in various other legal proceedings arising in the ordinary course of our business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims with respect to insurance recoveries; and claims from our customers or employees alleging illness, injury or other food quality, health or operational concerns.

We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur liabilities or accrue expenses relating to legal proceedings which may adversely affect our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 18, 2006. At the annual meeting, our shareholders elected two Class I directors to hold office for a term of three years and until their successors are elected and qualified. The following table sets forth the number of votes cast for and withheld/abstain with respect to each of the director nominees:

Director	For	Withheld
Gregory L. Burns	19,440,601	188,561
Robert J. Walker	12,846,203	6,782,959

In addition to the foregoing directors, the following table sets forth the other members of our board of directors whose term of office continued after the meeting and the year in which his or her term expires:

Name	Term Expires
William F. Andrews	2007
John E. Stokely	2007
H. Steve Tidwell	2007
Richard Reiss, Jr.	2008
G. Nicholas Spiva	2008
Shirley A. Zeitlin	2008
Dale W. Polley	2008
2008

Item 6. Exhibits

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Date: August 17, 2006	By:	/s/ Gregory L. Burns
Gregory L. Burns
Chairman and Chief Executive Officer

Date: August 17, 2006	By:	/s/ Lawrence E. Hyatt

Lawrence E. Hyatt

Chief Financial Officer, Secretary and Treasurer