Form 10-Q
period 2006-10-01
O CHARLEYS INC
filed 2006-11-08
CIK 864233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2006

Common Stock, no par value	23,347,097 shares

O’Charley’s Inc.

Form 10-Q

For the Quarter Ended October 1, 2006

EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 1,	December 25,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,145	$5,699
Accounts receivable	13,176	12,852
Inventories	32,797	45,629
Deferred income taxes	8,105	9,838
Assets held for sale	3,446	5,708
Other current assets	7,552	4,399
Total current assets	71,221	84,125

Property and Equipment, net	462,533	464,048
Goodwill	93,416	93,074
Other Intangible Asset	25,921	25,921
Other Assets	18,864	20,442
Total Assets	$671,955	$687,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$24,647	$21,874
Accrued payroll and related expenses	21,104	21,012
Accrued expenses	28,091	22,308
Deferred revenue	7,298	21,393
Federal, state and local taxes	13,151	10,713
Current portion of long-term debt and capitalized lease obligations	10,240	10,975
Total current liabilities	104,531	108,275
Deferred Income Taxes	2,934	7,407
Other Liabilities	46,809	47,633
Long-Term Debt, less current portion	126,555	148,299
Capitalized Lease Obligations, less current portion	19,325	26,409
Total liabilities	300,154	338,023
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 23,465,560 in 2006 and 22,988,401 in 2005	189,818	185,374
Accumulated other comprehensive loss, net of tax	—	(5)
Unearned compensation	—	(4,027)
Retained earnings	181,983	168,245
Total shareholders’ equity	371,801	349,587
Total Liabilities and Shareholders’ Equity	$671,955	$687,610

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

12 Weeks Ended October 1, 2006 and October 2, 2005

(In thousands, except per share data)

(Unaudited)

	2006	2005

Revenues:
Restaurant sales	$216,556	$209,278
Commissary sales	2,344	2,381
Franchise revenue	81	100
	218,981	211,759
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	64,821	63,953
Payroll and benefits	72,926	74,585
Restaurant operating costs	43,908	40,875
Cost of commissary sales	1,992	1,940
Advertising expenses	6,515	6,186
General and administrative expenses	11,465	9,575
Depreciation and amortization, property and equipment	10,564	10,192
Asset impairment and disposals	(401)	7,151
Pre-opening costs	854	2,188
	212,644	216,645
Income (Loss) from Operations	6,337	(4,886)
Other Expense (Income):
Interest expense, net	3,445	3,580
Other, net	(1)	(2)
	3,444	3,578
Earnings (Loss) Before Income Taxes	2,893	(8,464)
Income Tax Expense (Benefit)	747	(3,775)
Net Earnings (Loss)	$2,146	$(4,689)

Basic Earnings (Loss) per Common Share:
Net earnings (loss)	$0.09	$(0.20)
Weighted average common shares outstanding	23,397	22,909

Diluted Earnings (Loss) per Common Share:
Net earnings (loss)	$0.09	$(0.20)
Weighted average common shares outstanding	23,626	22,909

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS

40 Weeks Ended October 1, 2006 and October 2, 2005

(In thousands, except per share data)

(Unaudited)

	2006	2005

Revenues:
Restaurant sales	$740,688	$709,472
Commissary sales	8,070	6,737
Franchise revenue	317	290
	749,075	716,499
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	221,886	213,594
Payroll and benefits	249,789	245,164
Restaurant operating costs	141,856	131,204
Cost of commissary sales	6,924	5,819
Advertising expenses	21,443	20,049
General and administrative expenses	37,949	31,074
Depreciation and amortization, property and equipment	35,317	33,363
Asset impairment and disposals	(287)	7,211
Pre-opening costs	3,469	4,585
	718,346	692,063
Income from Operations	30,729	24,436
Other Expense (Income):
Interest expense, net	12,339	11,619
Other, net	(1)	42
	12,338	11,661
Earnings Before Income Taxes	18,391	12,775
Income Tax Expense	4,653	2,384
Net Earnings	$13,738	$10,391

Basic Earnings per Common Share:
Net earnings	$0.59	$0.46
Weighted average common shares outstanding	23,240	22,797

Diluted Earnings per Common Share:
Net earnings	$0.59	$0.45
Weighted average common shares outstanding	23,469	23,109

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

40 Weeks Ended October 1, 2006 and October 2, 2005

(In thousands)

(Unaudited)

	2006	2005

Cash Flows from Operating Activities:
Net earnings	$13,738	$10,391
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	35,317	33,363
Amortization of debt issuance costs	1,099	1,060
Share-based compensation	1,898	470
Benefit for deferred income taxes	(2,743)	(1,037)
(Gain) loss on the sale of assets	(184)	393
Asset impairment and disposals		7,195
Changes in assets and liabilities:
Accounts receivable	(325)	(2,999)
Inventories	12,831	(7,460)
Other current assets	(2,153)	(709)
Trade accounts payable	2,773	10,288
Deferred revenue	(14,095)	(12,341)
Accrued payroll, accrued expenses, and federal, state and local taxes	7,313	5,674
Other long-term assets and liabilities	239	751
Tax benefit derived from exercise of stock options	—	882
Net cash provided by operating activities	55,708	45,921

Cash Flows from Investing Activities:
Additions to property and equipment	(35,548)	(54,441)
Proceeds from the sale of assets	4,161	3,364
Other, net	(493)	1,106
Net cash used in investing activities	(31,880)	(49,971)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(29,955)	(6,189)
Excess tax benefit from share-based payments	560	—
Exercise of stock options and issuances under stock purchase plan	6,013	4,906
Net cash used in financing activities	(23,382)	(1,283)

Increase (Decrease) in Cash and Cash Equivalents	446	(5,333)
Cash and Cash Equivalents at Beginning of the Period	5,699	10,772
Cash and Cash Equivalents at End of the Period	$6,145	$5,439

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12 and 40 Weeks Ended October 1, 2006 and October 2, 2005

(Unaudited)

A.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of 16 weeks and its second, third and fourth quarters consisting of 12 weeks each in most years; however, in fiscal 2006 the fourth quarter will consist of 13 weeks. Fiscal 2006 consists of 53 weeks and fiscal 2005 consisted of 52 weeks.

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

B. SHARE-BASED COMPENSATION

Prior to December 26, 2005, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”), and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 and No. 148, “Accounting for Stock-Based Compensation.”  In accordance with APB 25, no stock-based compensation cost was reflected in net income for grants of stock options prior to December 26, 2005, because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The Company did, however, record restricted stock expense prior to December 26, 2005 in accordance with APB 25. As of the date of this filing, there were approximately 518,000 remaining shares available for issuance pursuant to the O’Charley’s 2000 Stock Incentive Plan.

Effective December 26, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments. The Company has adopted the provisions of SFAS 123R using the modified prospective method of adoption.  As a result, share-based compensation for fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted prior to, but not vested as of December 25, 2005, as well as compensation cost for new share-based awards granted during the first three quarters of 2006.  Total net share-based compensation expense for the 12 and 40-week periods ended October 1, 2006 was approximately $812,000 and $1,898,000 ($602,000 and $1,418,000 net of tax), respectively, and consisted of expense associated with stock options, restricted (non-vested) stock and the Company’s employee share purchase plan. Total net share-based compensation expense for the 12 and 40-week periods ended October 2, 2005 was $353,000 and $469,000, respectively, and consisted of expense associated with time-based restricted stock. The Company recognized a tax benefit of approximately $560,000 and $882,000 during the 40-week periods ended October 1, 2006 and October 2, 2005, respectively, related to the exercise of stock options.

Had the Company used the fair value based accounting method for share compensation expense prescribed by SFAS No. 123, the Company’s net (loss) earnings and net (loss) earnings per common share for the 12 and 40-week periods ended October 2, 2005 would have been reduced to the pro-forma amounts as follows (in thousands, except per share amounts):

	12 Week	40 Week
	Period Ended	Period Ended
	October 2, 2005	October 2, 2005

Net (loss) earnings – as reported	$(4,689)	$10,391
Add: Reported share-based compensation expense, net of taxes	113	382
Deduct: Fair value based compensation expense, net of taxes	(607)	(2,788)
Net (loss) earnings – pro-forma	$(5,183)	$7,985

Net (loss) earnings per share:
Basic – as reported	$(0.20)	$0.46
Basic – pro-forma	$(0.23)	$0.35

Diluted – as reported	$(0.20)	$0.45
Diluted – pro-forma	$(0.23)	$0.35

(a) Stock Options

The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key team members and nonemployee directors of the Company. Options are granted at 100 percent of the fair market value of common stock on the date of the grant, expire ten years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. As described below, the Company discontinued issuing stock options during fiscal 2004. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton option-pricing model. As previously reported, the Company accelerated the vesting of all its outstanding stock options with an exercise price of $15.25 per share and higher during the fourth quarter of 2005 in anticipation of the adoption of SFAS 123R. As a result, as of October 1, 2006, the Company had 85,145 unvested stock options outstanding of which 72,366 are expected to vest. As of October 1, 2006, the total compensation cost related to stock option awards not yet recognized was $340,505. Stock option transactions during the 40 weeks ended October 1, 2006 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at December 25, 2005	2,782,296	$17.62
Granted	—
Exercised	(377,766)	13.89
Forfeited	(34,943)	12.76
Expired	(240,247)	20.61
Options outstanding at October 1, 2006	2,129,340	18.04	4.58	$4,200,280

Options vested and exercisable at October 1, 2006	2,044,195	$18.27	4.62	$3,665,616

The intrinsic value of stock options exercised was $1,427,590 and $2,251,272 for the 40 weeks ended October 1, 2006 and October 2, 2005, respectively.

(b) Restricted (Non-Vested) Stock Awards

During 2004, the Company changed its approach to share-based compensation and discontinued issuing stock options, choosing to only issue restricted (non-vested) stock. This change impacted the Company’s earnings as the accounting for restricted stock differs from the accounting for stock options. The accounting for restricted stock is based on the vesting schedule for the shares. If the vesting schedule is based merely on the passage of time and continued employment (time-based), the accounting treatment requires expensing from the grant date to the expected vesting date based on the number of shares expected to vest and the stock price on the date of grant. The Company recognizes expense on a straight-line basis for the time-based awards. If the vesting is based on performance criteria (performance-based) that could cause the awards to vest over varying periods of time, or to not vest at all, the accounting treatment requires expensing from the grant date to the expected vesting date at the stock price at the date of grant using a graded vesting approach for those awards that the Company determines are probable of vesting. During 2004 and 2005, the Company granted both time-based and performance-based restricted stock awards that vest over periods ranging from three to five years. For the 40 weeks ended October 1, 2006, the Company issued only time-based grants that vest ratably over the next three to five years.

Upon the adoption of SFAS 123R, the Company applied an estimated forfeiture rate of 7.01 percent for its restricted stock awards which resulted in a cumulative reduction to expense of $358,008 before taxes which was reflected in general and administrative expense in the Company’s consolidated statement of earnings during the first quarter of 2006. The forfeiture rate was calculated for the Company by a third party using the prior history of the Company's restricted stock grants. The fair value of the restricted stock awards was determined by using the closing market price for the Company’s stock on the date of grant for each restricted stock award.

During the first three quarters of 2006, the Company granted approximately 332,000 shares of restricted stock to certain members of senior management and the board of directors. The Company recognized net compensation expense of approximately $412,000 and $993,000 related to these restricted stock awards during the 12 and 40-week periods ended October 1, 2006.

The following table sets forth the restricted stock activity during the 40 weeks ended October 1, 2006.

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Restricted Stock Awards outstanding at December 25, 2005	697,025	$8.51
Granted	332,075	19.24
Vested	(39,537)	18.23
Forfeited	(188,650)	8.58
Restricted Stock Awards outstanding at October 1, 2006	800,913	$12.38

During the third quarter of 2006, the Company recognized pretax restricted stock expense for all restricted stock awards of approximately $737,000. During the first three quarters of 2006, the Company recognized pretax restricted stock expense of approximately $1,521,000 net of the cumulative adjustment for the forfeiture rate applied to restricted stock awards issued and outstanding prior to December 25, 2005. As of October 1, 2006, the total compensation cost related to time-based restricted stock awards not yet recognized was approximately $7.5 million and the weighted average period over which it is expected to be recognized is 2.4 years. The Company has 249,805 performance-based restricted shares outstanding included in the 800,913 restricted shares outstanding at October 1, 2006. The Company does not expect these performance-based awards to vest due to the Company’s recent and projected performance in comparison to vesting targets for those awards. The expense associated with the vesting of all these performance-based restricted shares would be approximately $4.6 million.

C.	NET EARNINGS (LOSS) PER COMMON SHARE

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

	12 Weeks Ended		40 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Net earnings (loss)	$2,146	$(4,689)	$13,738	$10,391

Weighted average common shares outstanding	23,397	22,909	23,240	22,797
Incremental options and restricted shares outstanding	229	—	229	312
Weighted average diluted common shares outstanding	23,626	22,909	23,469	23,109

Basic earnings (loss) per common share	$0.09	$(0.20)	$0.59	$0.46
Diluted earnings (loss) per common share	$0.09	$(0.20)	$0.59	$0.45

Options for approximately 1.3 million and 1.0 million shares were excluded from the 12 and 40-week weighted average diluted common share calculation in 2006 as compared to 1.7 million and 1.3 million for the same prior year periods due to these shares being anti-dilutive.

D.	DERIVATIVE INSTRUMENTS

At October 1, 2006, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $100.0 million which effectively convert an equal portion of the fixed-rate indebtedness related to the $125.0 million senior subordinated notes due 2013 into variable-rate obligations (fair value hedges). The terms and conditions of the swaps accounted for as a fair value hedge mirror the terms and conditions of the respective debt. The Company’s purpose for holding such instruments is to hedge its exposure to fair value fluctuations due to changes in market interest rates, as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt.

E.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net earnings (loss) and other comprehensive income items attributable to unrealized gains on derivative financial instruments designated as cash flow hedges. The Company had no cash flow hedges as of October 1, 2006. The components of total comprehensive income (loss) for all periods presented are as follows:

	12 Weeks Ended		40 Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(In thousands)
Net earnings (loss)	$2,146	$(4,689)	$13,738	$10,391
Other comprehensive income, net of tax	—	33	5	142
Total comprehensive income (loss)	$2,146	$(4,656)	$13,743	$10,533

F.	LEGAL PROCEEDINGS

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

In addition, the Company is a defendant from time to time in various other legal proceedings arising in the ordinary course of its business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease obligations; claims with respect to insurance recoveries; and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns.

The Company does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur liabilities or accrue expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect its results of operations.

G.	ASSETS HELD FOR SALE

The amount shown in assets held for sale as of October 1, 2006 on the consolidated balance sheet consists of assets related to five Company-owned O’Charley’s restaurants that were closed during the fourth quarter of 2005, and certain other non-operating assets. The Company decided to close the under-performing restaurants as part of a plan to improve existing restaurants. The net book value related to closed restaurants and the Company’s other non-operating assets is approximately $3.0 million and $0.4 million, respectively. The Company estimates that the fair value of these assets exceeds their net book value and has therefore concluded that these assets are not impaired. The Company has ceased recognizing depreciation expense for all of these assets while they are being held for sale. The Company sold assets held for sale during the third quarter including a closed restaurant location, corporate aircraft, and other non-operating assets which had a combined net book value of $2.0 million. The Company recognized a gain on the sale of these assets held for sale of $0.3 million, which is reflected in the total under asset impairment and disposals in the unaudited consolidated statement of operations.

H.	FRANCHISE AND JOINT VENTURE ARRANGEMENTS

In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any joint venture in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. As of October 1, 2006 the Company has a 50% interest in two joint ventures to operate O’Charley’s restaurants. Under Financial Accounting Standards Board Interpretation (FIN) No. 46R, the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities. Since the Company currently bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46R, the Company consolidates the joint ventures in its consolidated financial statements. The JFC Enterprise, LLC, joint venture partner has neither the obligation nor the ability to contribute their proportionate share of expected future losses. Such losses may require additional financial support from the Company. As of October 1, 2006, JFC Enterprises, LLC, which owns and operates three O’Charley’s restaurants in Louisiana, had loans outstanding due to the Company of approximately $7.7 million. In addition, the Company has provided this joint venture entity a debt service guarantee and as of October 1, 2006 there was $1.2 million outstanding under this arrangement. The Wi-Tenn Restaurants, LLC, joint venture partner is currently relying on the Company to assist it in funding the construction and development of its first restaurant opening. However the Company anticipates that the joint venture will bear its share of the operating risk upon opening of its first restaurant. As of October 1, 2006, the Company had loaned $1.9 million to Wi-Tenn Restaurants, LLC. See the Company’s Annual Report on Form 10-K for the year ended December 25, 2005 and the related notes thereto for additional information regarding the Company’s franchise and joint venture initiatives.

I. RECENT ACCOUNTING PRONOUNCEMENTS

On March 28, 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. The Company has not yet determined the impact this EITF will have on its 2007 results of operations or financial position.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on its 2007 results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s 2008 results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements, and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s 2006 results of operations or financial position.

J. SUBSEQUENT EVENTS

On October 18, 2006, the Company entered into a Second Amended and Restated Credit Agreement, dated as of October 18, 2006 (the “Credit Agreement”) with the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A. and AmSouth Bank, as Syndication Agents, Key Bank, National Association and JPMorgan Chase Bank as Documentation Agents, Wachovia Capital Markets, LLC as a Lead Arranger and Sole Book Manager and AmSouth Bank, as a Lead Arranger. The Credit Agreement amended and restated the Company’s existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement provides for a five-year, $125.0 million revolving credit facility and permits the Company to request an increase in the principal amount of the facility of up to $25 million.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires the Company to comply with certain financial covenants.

The interest rates per annum applicable to loans outstanding under the Credit Agreement will, at the Company’s option, be equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.00% to 0.5% in the case of base rate loans and 0.75% to 1.25% in the case of LIBOR rate loans), depending on the Company’s senior secured leverage ratio. In addition to the interest payments required under the Credit Agreement, the Company is required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25% to 0.375% per annum, depending on the Company’s senior secured leverage ratio.

The Company’s obligations under the Credit Agreement are secured by liens on substantially all of the Company’s assets, including a pledge of the capital stock of the Company’s material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

K.	SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of October 1, 2006 and December 25, 2005 and for the 12 and 40-week periods ended October 1, 2006 and October 2, 2005.

Consolidating Balance Sheet

As of October 1, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$(4,153)	$3,981	$6,317	$6,145
Accounts receivable	6,065	7,324	(213)	13,176
Intercompany receivable (payable)	(156,330)	165,014	(8,684)	—
Inventories	3,361	29,379	57	32,797
Deferred income taxes	7,721	384	—	8,105
Assets held for sale	3,353	93	—	3,446
Other current assets	3,904	1,651	1,997	7,552
Total current assets (liabilities)	(136,079)	207,826	(526)	71,221
Property and Equipment, net	311,942	143,738	6,853	462,533
Goodwill	—	93,416	—	93,416
Other Intangible Asset	—	25,921	—	25,921
Other Assets	215,585	30,355	(227,076)	18,864
Total Assets (Liabilities)	$391,448	$501,256	$(220,749)	$671,955
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$11,402	$10,174	$3,071	$24,647
Accrued payroll and related expenses	13,151	7,948	5	21,104
Accrued expenses	16,151	12,314	(374)	28,091
Deferred revenue	3,111	4,106	81	7,298
Federal, state and local taxes	(4,378)	17,416	113	13,151
Current portion of long-term debt and capitalized lease obligations	9,728	465	47	10,240
Total current liabilities	49,165	52,423	2,943	104,531
Deferred Income Taxes	3,718	(784)	—	2,934
Other Liabilities	29,169	16,736	904	46,809
Long-Term Debt, less current portion	143,808	314	(17,567)	126,555
Capitalized Lease Obligations, less current portion	18,365	960	—	19,325
Total Liabilities (Assets)	244,225	69,649	(13,720)	300,154
Shareholders’ Equity (Deficit):
Common stock	189,440	204,698	(204,320)	189,818
Retained earnings (accumulated deficit)	(42,217)	226,909	(2,709)	181,983
Total shareholders’ equity (deficit)	147,223	431,607	(207,029)	371,801
Total Liabilities and Shareholders’ Equity (Deficit)	$391,448	$501,256	$(220,749)	$671,955

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

Consolidating Statement of Operations

12 Weeks Ended October 1, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$121,076	$89,836	$5,644	$216,556
Commissary sales	—	66,561	(64,217)	2,344
Franchise revenue	147	—	(66)	81
	121,223	156,397	(58,639)	218,981

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	38,342	27,142	(663)	64,821
Payroll and benefits	43,202	31,567	(1,843)	72,926
Restaurant operating costs	27,713	18,099	(1,904)	43,908
Cost of commissary sales	—	63,282	(61,290)	1,992
Advertising expenses	(4,268)	4,264	6,519	6,515
General and administrative expenses	1,590	9,798	77	11,465
Depreciation and amortization, property and equipment	6,201	4,281	82	10,564
Asset impairment and disposals	74	(475)	—	(401)
Pre-opening costs	336	551	(33)	854
	113,190	158,509	(59,055)	212,644
Income (loss) from Operations	8,033	(2,112)	416	6,337
Other Expense (Income):
Interest expense, net	3,136	193	116	3,445
Other, net	15,088	(15,089)	—	(1)
	18,224	(14,896)	116	3,444
(Loss) Earnings Before Income Taxes	(10,191)	12,784	300	2,893
Income Tax (Benefit) Expense	(1,834)	2,504	77	747
Net (Loss) Earnings	$(8,357)	$10,280	$223	$2,146

Consolidating Statement of Operations

12 Weeks Ended October 2, 2005

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$122,754	$81,870	$4,654	$209,278
Commissary sales	—	56,495	(54,114)	2,381
Franchise revenue	132	—	(32)	100
	122,886	138,365	(49,492)	211,759

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	40,103	24,975	(1,125)	63,953
Payroll and benefits	46,052	27,453	1,080	74,585
Restaurant operating costs	23,615	16,214	1,046	40,875
Cost of commissary sales	—	52,911	(50,971)	1,940
Advertising expenses	—	6,190	(4)	6,186
General and administrative expenses	1,163	8,337	75	9,575
Depreciation and amortization, property and equipment	7,159	2,981	52	10,192
Asset impairment and disposals	6,038	1,113	—	7,151
Pre-opening costs	1,005	1,065	118	2,188
	125,135	141,239	(49,729)	216,645
(Loss) Income from Operations	(2,249)	(2,874)	237	(4,886)
Other Expense (Income):
Interest expense, net	3,336	187	57	3,580
Other, net	12,116	(12,118)	—	(2)
	15,452	(11,931)	57	3,578
(Loss) Earnings Before Income Taxes	(17,701)	9,057	180	(8,464)
Income Tax (Benefit) Expense	(2,130)	(1,682)	37	(3,775)
Net (Loss) Earnings	$(15,571)	$10,739	$143	$(4,689)

Consolidating Statement of Operations

40 Weeks Ended October 1, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$424,648	$296,795	$19,245	$740,688
Commissary sales	—	227,256	(219,186)	8,070
Franchise revenue	523	—	(206)	317
	425,171	524,051	(200,147)	749,075

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	135,836 `	88,979	(2,929)	221,886
Payroll and benefits	149,586	106,114	(5,911)	249,789
Restaurant operating costs	89,602	58,900	(6,646)	141,856
Cost of commissary sales	—	215,353	(208,429)	6,924
Advertising expenses	(14,035)	14,035	21,443	21,443
General and administrative expenses	4,622	33,150	177	37,949
Depreciation and amortization, property and equipment	20,875	14,171	271	35,317
Asset impairment and disposals	188	(475)	—	(287)
Pre-opening costs	1,395	1,711	363	3,469
	388,069	531,938	(201,661)	718,346
Income (loss) from Operations	37,102	(7,887)	1,514	30,729
Other Expense (Income):
Interest expense, net	11,337	700	302	12,339
Other, net	53,047	(53,048)	—	(1)
	64,384	(52,348)	302	12,338
(Loss) Earnings Before Income Taxes	(27,282)	44,461	1,212	18,391
Income Tax (Benefit) Expense	(4,226)	8,571	308	4,653
Net (Loss) Earnings	$(23,056)	$35,890	$904	$13,738

Consolidating Statement of Operations

40 Weeks Ended October 2, 2005

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$424,846	$269,402	$15,224	$709,472
Commissary sales	—	187,627	(180,890)	6,737
Franchise revenue	365	—	(75)	290
	425,211	457,029	(165,741)	716,499

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	137,171	82,065	(5,642)	213,594
Payroll and benefits	153,127	88,799	3,238	245,164
Restaurant operating costs	74,789	52,873	3,542	131,204
Cost of commissary sales	—	174,460	(168,641)	5,819
Advertising expenses	—	20,049	—	20,049
General and administrative expenses	3,307	27,602	165	31,074
Depreciation and amortization, property and equipment	23,782	9,451	130	33,363
Asset impairment and disposals	6,095	1,116	—	7,211
Pre-opening costs	2,744	1,690	151	4,585
	401,015	458,105	(167,057)	692,063
Income (loss) from Operations	24,196	(1,076)	1,316	24,436
Other Expense (Income):
Interest expense, net	10,891	587	141	11,619
Other, net	42,347	(42,305)	—	42
	53,238	(41,718)	141	11,661
(Loss) Earnings Before Income Taxes	(29,042)	40,642	1,175	12,775
Income Tax (Benefit) Expense	(5,419)	7,584	219	2,384
Net (Loss) Earnings	$(23,623)	$33,058	$956	$10,391

Consolidating Statement of Cash Flows

40 Weeks Ended October 1, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash flows from Operating Activities:
Net (loss) earnings	$(23,056)	$35,890	$904	$13,738
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization, property and equipment	20,875	14,171	271	35,317
Amortization of debt issuance costs	1,099	—	—	1,099
Share–based compensation	1,898	—	—	1,898
Provision for deferred income taxes	(2,743)	—	—	(2,743)
Gain on the sale of assets	(184)	—	—	(184)
Changes in assets and liabilities:
Accounts receivable	(798)	218	255	(325)
Inventories	562	11,791	478	12,831
Other current assets	(1,403)	2,582	(3,332)	(2,153)
Trade accounts payable	(1,011)	(6,341)	10,125	2,773
Deferred revenue	(6,355)	(7,775)	35	(14,095)
Accrued payroll, other accrued expenses and federal, state, and local taxes	4,521	1,599	1,193	7,313
Other long-term assets and liabilities	219	(1,327)	1,347	239
Net cash (used in) provided by operating activities	(6,376)	50,808	11,276	55,708

Cash flows from Investing Activities:
Additions to property and equipment	(10,801)	(23,286)	(1,461)	(35,548)
Proceeds from the sale of assets	4,161	—	—	4,161
Other, net	29,634	(26,613)	(3,514)	(493)
Net cash provided by (used in) investing activities	22,994	(49,899)	(4,975)	(31,880)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(29,955)	—	—	(29,955)
Excess tax benefit from share-based payments	560	—	—	560
Exercise of stock options and issuances under stock purchase plan	6,013	—	—	6,013
Net cash used in financing activities	(23,382)	—	—	(23,382)

(Decrease) Increase in Cash and Cash Equivalents	(6,764)	909	6,301	446
Cash and Cash Equivalents at Beginning of the Period	2,611	3,072	16	5,699
Cash and Cash Equivalents at End of the Period	$(4,153)	$3,981	$6,317	$6,145

Consolidating Statement of Cash Flows

40 Weeks Ended October 2, 2005

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Cash flows from Operating Activities:
Net (loss) earnings	$(23,623)	$33,058	$956	$10,391
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	23,782	9,451	130	33,363
Amortization of debt issuance costs	1,060	—	—	1,060
Share–based compensation	470	—	—	470
Provision for deferred income taxes	(1,037)	—	—	(1,037)
Loss on the sale of assets	378	15	—	393
Asset impairment and disposals	7,195	—	—	7,195
Changes in assets and liabilities:
Accounts receivable	(3,797)	813	(15)	(2,999)
Inventories	34	(7,458)	(36)	(7,460)
Other current assets	(2,428)	795	924	(709)
Trade accounts payable	5,984	6,199	(1,895)	10,288
Deferred revenue	(5,291)	(7,048)	(2)	(12,341)
Accrued payroll, other accrued expenses and federal, state, and local taxes	4,165	1,909	(400)	5,674
Other long-term assets and liabilities	2,940	2,329	(4,518)	751
Tax benefit derived from exercise of stock options	882	—	—	882
Net cash provided by (used in) operating activities	10,714	40,063	(4,856)	45,921

Cash flows from Investing Activities:
Additions to property and equipment	(28,976)	(20,821)	(4,644)	(54,441)
Proceeds from the sale of assets	3,364	—	—	3,364
Other, net	16,647	(24,677)	9,136	1,106
Net cash (used in) provided by investing activities	(8,965)	(45,498)	4,492	(49,971)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(6,189)	—	—	(6,189)
Exercise of employee incentive stock options and issuances under stock purchase plan	4,906	—	—	4,906
Net cash used in financing activities	(1,283)	—	—	(1,283)

Increase (decrease) in Cash and Cash Equivalents	466	(5,435)	(364)	(5,333)
Cash and Cash Equivalents at Beginning of the Period	2,491	7,733	548	10,772
Cash and Cash Equivalents at End of the Period	$2,957	$2,298	$184	$5,439

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, our ability to increase operating margins and increase same restaurant sales at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; our ability to successfully implement changes to our supply chain; our ability to sell closed restaurants and other surplus assets; the possible adverse effect on our sales of any decrease in consumer spending; the effect of increased competition; the resolution of outstanding legal proceedings; the impact on our results of operations of restarting development of our Stoney River concept; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a leading casual dining restaurant company operating 226 O’Charley’s company-operated restaurants in 16 states in the Southeast and Midwest, 113 Ninety Nine restaurants in nine Northeastern states, and nine Stoney River restaurants in the Southeast and Midwest as of October 1, 2006. We also have five O’Charley’s restaurants in Michigan operated by a franchisee and three O’Charley’s restaurants located in Louisiana operated by a joint venture franchisee in which we have a financial interest. Our fiscal year ends on the last Sunday of the calendar year. We have one reportable segment.

Although our financial results for the third quarter of 2006 were below the Company’s previously-issued guidance, we believe that we continue to make progress in our turnaround and transformation efforts. Compared to the prior year quarter, we are encouraged by the increases in average check during the third quarter, and by the reductions in cost of food and beverage and cost of labor and benefits as a percentage of sales. Our turnaround efforts remained focused on three major strategies:

Strengthening the organization with a new core of talent and building a winning team. As previously reported, during the past 12 months the Company has strengthened its management team by hiring a number of new executives. During the third quarter of 2006, this process continued with the hiring of Leon De Wet as our chief information officer. Leon has more than 20 years of information systems experience within the restaurant and retail industries and was most recently with Brinker International. The effective use of technology is a key element of our transformation strategy. Dr. Steve McMillen, who recently joined us as vice president of human resource development, has initiated a process designed to improve the quality of employees we hire, evaluate the strengths of our team, ensure we optimize the performance of our team members at all levels across the enterprise and ultimately improve the overall operating execution and performance of our restaurants. Larry Taylor, who joined us as chief supply chain officer, continues to work with his team to pursue cost saving opportunities while improving the quality of our products. In addition, he and his team continue to evaluate all aspects of the operations of our Quality Product Center (previously referred to as our Commissary).

Improving the box economics through the execution of product and labor cost management and increasing same restaurant sales through new product offerings, new marketing, and a more analytical approach to menu pricing. As a percentage of restaurant sales, cost of food and beverage and payroll and benefits costs were both lower than in the prior-year quarter. This was the result of a higher average check in all three of our concepts, the impact of our theoretical food cost system and our increased focus on team member and management labor productivity as well as changes we made to our restaurant-level incentive bonus plans. We expect further cost savings through additional operational efficiencies and other initiatives we are in the process of implementing. For example, we completed the consolidation and redesign of our employee health and welfare plans, entered into a new long-term supply contract with Pepsi-Cola, and made other changes to our operations and supply agreements. During the third quarter, we continued to benefit from a more analytical approach to menu pricing as we realized an increase in average check at all three concepts. The reduced availability of Kids Eat Free, our new menu, and ‘The Great Steak Event’ and ‘Wild Kitchen’ limited time promotions all contributed to O’Charley’s average check increase. We believe the guest count decline and decrease in average weekly sales at O’Charley’s is related to consumer reactions to higher gasoline prices and interest rates, the gradual elimination of Kids Eat Free, as well as the more difficult comparisons in our Gulf Coast restaurants as a result of their (post Katrina) higher sales this time last year.

We continue to benefit from the new thinking and strategies devised by our ‘Project Rev’Olution’ and ‘Project Dressed to the Nines’ teams. We have now completed ‘Project Rev’Olution’ remodels at seven O’Charley’s restaurants, and “Dressed to the Nines” remodels at eight Ninety Nine restaurants. We have introduced new concept elements including new uniforms, plateware, menu designs, Curbside To Go service, kitchen display systems, and new service standards. We plan to complete an additional three remodels at O’Charley’s, and four remodels at Ninety Nine prior to the end of the year. While we have established a plan to roll out additional remodels in 2007, we have not made a final decision on the timing or the extent. We will incorporate the best practices and lessons learned from these combined restaurants in future remodels. We are optimistic about the direction and excitement that these remodels have created for both our guests and our team members.

After the quarter ended, Covelli Enterprises opened its first franchised O’Charley’s restaurant in Niles, Ohio. This restaurant is the first O’Charley’s built using a distinctive new prototype design featuring new color schemes inside and out, new exterior signage, and a number of interior changes designed to enhance the guest experience and improve operational efficiencies. This restaurant had the highest opening-week sales level of any restaurant in the history of the O’Charley’s concept. On November 1, 2006 we opened our first company-operated O’Charley’s restaurant with this new prototype design in Mt. Juliet, Tennessee, a suburb of Nashville.

Enhancing guest satisfaction and intent to return by instilling “A Passion to Serve” SM. In 2005, we adopted a vision statement: ‘A Passion to Serve’ SM. This statement describes our commitment to our guests, each other, our stakeholders and our communities. Our vision is to be the best of class in food and service in our segments of the restaurant industry. We are holding ourselves to higher standards as measured by our Guest Satisfaction Index or “GSI”. Many of our ‘Project Rev’Olution’ and ‘Project Dressed to the Nines’ initiatives are designed to improve the guest experience. Our senior management teams at Ninety Nine and O’Charley’s have followed this roll out with a combination of in-store and market focus groups designed to solicit feedback about how we can continue to improve our delivery of great food and service. We believe that an increase in check average requires sustainable improvement in the guest experience. ‘Project Rev’Olution’ and ‘Project Dressed to the Nines’ are key elements for our efforts to achieve higher guest satisfaction. Our product development teams at all three concepts continue to deliver great tasting menu offerings. We believe that we are taking the appropriate steps to generate profitable and sustainable growth while enhancing shareholder value.

Following is an explanation of certain items in our consolidated statements of earnings:

Revenues consist of Company-operated and joint venture restaurant sales and, to a lesser extent, commissary sales and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings to retail grocery chains, mass merchandisers, wholesale clubs and franchisees. Franchise revenue consists of development fees and royalties on sales of franchised units. Our development fees for franchisees in which we do not have an ownership interest are generally $50,000 for the first two restaurants and $25,000 for each additional restaurant opened by the franchisee. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages. The two most significant commodities that may affect our cost of food and beverage are beef and seafood, which account for approximately 20 percent to 22 percent and 9 percent to 11 percent, respectively, of our overall cost of food and beverage. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

Restaurant Operating Costs include occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization. In addition to occupancy costs, supplies, rent, supervisory salaries, bonuses and related expenses, management training salaries, general liability and property insurance, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category.

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

Asset Impairment and Disposals includes costs associated with the impairment of land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Impairment costs also include the write-off of certain assets at existing restaurants for remodels related to ‘Project Rev’Olution’ and ‘Dressed to the Nines’. Disposal costs include the costs incurred to prepare the asset or assets for sale including the following: repair and maintenance, clean up costs, broker commissions, independent appraisals, and insurance deductibles. Gains and/or losses associated with the sale of assets are also included in this financial statement category.

Pre-opening Costs represent costs associated with our store opening teams, as well as other costs associated with opening a new restaurant and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant development and openings.

The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto. The following table highlights the operating results for the 12 and 40-week periods ended October 1, 2006 and October 2, 2005 as a percentage of total revenues, unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	12 Weeks Ended		40 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Revenues:
Restaurant sales	98.9%	98.8%	98.9%	99.1%
Commissary sales	1.1	1.2	1.1	0.9
Franchise revenue	0.0	0.0	0.0	0.0
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.9	30.6	30.0	30.1
Payroll and benefits	33.7	35.6	33.7	34.6
Restaurant operating costs	20.3	19.5	19.2	18.5
Cost of commissary sales (2)	0.9	0.9	0.9	0.8
Advertising expenses	3.0	2.9	2.9	2.8
General and administrative expenses	5.2	4.5	5.1	4.3
Depreciation and amortization	4.8	4.8	4.7	4.7
Asset impairment and disposals	(0.2)	3.4	—	1.0
Pre-opening costs	0.4	1.0	0.5	0.6

Income (Loss) from Operations	2.9	(2.3)	4.1	3.4

Other Expense:
Interest expense, net	1.6	1.7	1.6	1.6
Earnings (Loss) before Income Taxes	1.3	(4.0)	2.5	1.8
Income Tax Expense (Benefit)	0.3	(1.8)	0.7	0.3
Net Earnings (Loss)	1.0%	(2.2)%	1.8%	1.5%

(1)	Shown as a percentage of restaurant sales.

(2)

Cost of commissary sales as a percentage of commissary sales was 85.0 percent and 81.5 percent for the 12 weeks ended October 1, 2006 and October 2, 2005, respectively. Cost of commissary sales as a percentage of commissary sales was 85.8 percent and 86.4 percent for the 40 weeks ended October 1, 2006 and October 2, 2005, respectively.

The following table reflects margin performance of each of our concepts for the 12 and 40-week periods ended October 1, 2006 and October 2, 2005.

	12 Weeks Ended		40 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	($ in millions)		($ in millions)
O’Charley’s Concept:(1)
Restaurant Sales	$ 137.6	$ 137.8	$ 482.7	$ 475.4

Cost and expenses: (2)
Cost of food and beverage	29.5%	30.7%	29.8%	30.0%
Payroll and benefits	33.5%	36.3%	33.2%	34.9%
Restaurant operating costs (3)	20.5%	19.8%	18.9%	18.3%

Ninety Nine Concept:
Restaurant Sales	$ 71.9	$ 66.2	$ 235.0	$ 215.8

Cost and expenses: (2)
Cost of food and beverage	29.7%	29.6%	29.3%	29.6%
Payroll and benefits	34.6%	35.0%	35.4%	34.6%
Restaurant operating costs (3)	19.9%	18.8%	19.7%	18.8%

Stoney River Concept:
Restaurant Sales	$ 7.1	$ 5.3	$ 23.0	$ 18.3

Cost and expenses: (2)
Cost of food and beverage	40.7%	39.0%	39.7%	38.9%
Payroll and benefits	27.9%	25.7%	27.1%	25.0%
Restaurant operating costs (3)	20.4%	20.7%	19.5%	19.0%

(1) Includes results from O’Charley’s joint venture operations but excludes revenue from franchised restaurants.

(2) Shown as a percentage of restaurant sales.

(3) Includes rent, where 100% of the Ninety Nine restaurant locations are leased as compared to 58% for O’Charley’s and 56% for Stoney River.

The following table sets forth certain financial and other restaurant data for the quarters ended October 1, 2006 and October 2, 2005:

	October 1,	October 2,
	2006	2005
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	227	226
Restaurants opened	—	3
Restaurant closed	(1)	(1)
In operation, end of quarter	226	228
Ninety Nine Restaurants:
In operation, beginning of quarter	112	102
Restaurants opened	1	5
Restaurants closed	—	—
In operation, end of quarter	113	107
Stoney River Restaurants:
In operation, beginning of quarter	8	6
Restaurants opened	1	—
Restaurants closed	—	—
In operation, end of quarter	9	6
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	8	4
Restaurants opened	—	2
Restaurants closed	—	—
In operation, end of quarter	8	6
Average Weekly Sales per Restaurant:
O’Charley’s	$50,162	$50,307
Ninety Nine	53,102	52,724
Stoney River	71,303	72,677
Increase (Decrease) in Same Restaurant Sales (1):
O’Charley’s	(1.1)%	(1.5)%
Ninety Nine	1.5%	0.0%
Stoney River	3.9%	1.5%
Increase (Decrease) in Same Restaurant Guest Visits (1):
O’Charley’s	(7.0)%	(0.9)%
Ninety Nine	(1.8)%	1.9%
Stoney River	(0.5)%	(1.0)%
Increase (Decrease) in Average Check per Guest (1):
O’Charley’s	6.3%	(0.6)%
Ninety Nine	3.3%	(1.8)%
Stoney River	4.5%	2.6%
Average Check per Guest (2):
O’Charley’s	$12.08	$11.36
Ninety Nine	14.12	13.65
Stoney River	40.79	40.18

(1)

When computing same restaurant sales, guest visits and average check per guest, restaurants open for at least 78 weeks are compared from period to period. The calculation of change in the same restaurant sales, guest visits and average check per guest for the third quarter of 2005 excludes the prior year sales and customer visits for O’Charley’s restaurants closed during or after Hurricane Katrina for the days they were closed.

(2)	The average check per guest is computed using all restaurants open at the end of the quarter.

Third Fiscal Quarter and First 40 weeks of 2006 Versus Third Fiscal Quarter and First 40 weeks of 2005

Revenues

During the 12 weeks ended October 1, 2006, total revenues increased $7.2 million, or 3.4 percent, to $219.0 million from $211.8 million for the 12 weeks ended October 2, 2005. Total revenues for the first 40 weeks of 2006 increased $32.6 million, or 4.5 percent, to $749.1 million from $716.5 million in the same prior-year period. During the quarter we experienced an increase in check average at all of our concepts offset by a decline in guest counts. We believe decrease in guest counts is due primarily to high gasoline prices, increased interest rates, and the phase out of our Kids Eat Free program at O’Charley’s. We are taking measures to offset this decline in guest counts through a more analytical approach in determining our menu prices, and by more closely monitoring the feedback received through our Guest Satisfaction Index.

O’Charley’s company-owned restaurant sales decreased $1.0 million, or 0.8 percent, to $136.0 million during the third quarter of 2006 as compared to $137.0 million in the same prior year period in 2005. Same restaurant sales at our O’Charley’s company-owned restaurants declined by 1.1 percent, which was the result of an increase in average check of 6.3 percent offset by a decrease in guest counts of 7.0 percent. A net decrease of two O’Charley’s restaurants in the last 12 months contributed to the decrease in sales for the third quarter. Sales for the first 40 weeks of 2006 at company-owned O’Charley’s restaurants increased $4.0 million, or 0.9 percent, to $477.5 million from $473.5 million in the same prior-year period.

Ninety Nine restaurant sales increased $5.6 million, or 8.5 percent, to $71.9 million during the third quarter of 2006 as compared to $66.2 million in the same prior year period. Same restaurant sales increased 1.5 percent in the quarter which was the result of a 3.3 percent increase in average check partially offset by a 1.8 percent decrease in guest counts. A net increase of six Ninety Nine restaurants in the last 12 months contributed to the increase in sales for the third quarter. Ninety Nine restaurant sales for the first 40 weeks of 2006 increased $19.2 million, or 8.9 percent, to $235.0 million from $215.8 million in the same prior-year period as a result of same restaurant sales increases of 0.7 percent and the addition of six new restaurants over the last 12 months.

Stoney River restaurant sales increased $1.8 million, or 34.9 percent, to $7.1 million during the third quarter of 2006 as compared to $5.3 million in the same prior year period. Same restaurant sales increased 3.9 percent on a 4.5 increase in average check partially offset by a 0.5 percent decrease in guest counts. There was a net addition of three new Stoney River restaurants in the last 12 months. Average weekly sales per restaurant were impacted by the lower than average sales volume at the Dublin, Ohio restaurant, which opened in the fourth quarter of 2005. Stoney River restaurant sales for the first 40 weeks of 2006 increased $4.7 million, or 26.0 percent, to $23.0 million from $18.3 million in the same prior-year period as a result of same restaurant sales increases of 4.1 percent.

Cost of Food and Beverage

During the third quarter of 2006, our cost of food and beverage was $64.8 million, or 29.9 percent of restaurant sales, compared with $64.0 million, or 30.6 percent of restaurant sales, in the third quarter of 2005. This 70 basis point improvement in food and beverage cost as a percentage of sales in the quarter reflects the impact of higher average checks and lower costs for poultry, cheese and cooking oils and by a further narrowing of the gap between our theoretical and actual food costs at the O’Charley’s concept, partially offset by higher costs for beef, and seafood and higher fuel-related distribution costs. During the first 40 weeks of 2006, cost of food and beverage was $221.9 million, or 30.0 percent of restaurant sales, compared to $213.6 million, or 30.1 percent of restaurant sales, in the same prior year period.

Payroll and Benefits

During the third quarter of 2006, payroll and benefits were $72.9 million, or 33.7 percent of restaurant sales, compared to $74.6 million, or 35.6 percent of restaurant sales, in the same prior-year period reflecting an improvement of 190 basis points. Payroll and benefits costs as a percentage of restaurants sales were lower at both the O’Charley’s and the Ninety Nine concepts when compared to the prior year quarter. As a percent of restaurant sales, reductions in employee benefits expense, management salaries, and restaurant-level bonus expense were partially offset by higher hourly wage expenses. The reduction in management salaries reflects reductions in the average number of managers per restaurant in the O’Charley’s concept, while the reduction in bonus expense reflects the impact of our new performance focused bonus plans. The cost of our employee benefit plans was approximately 60 basis points lower as a percentage of restaurant sales in the third quarter of 2006 than in the third quarter of 2005, reflecting reductions negotiated with certain health care plans earlier in 2006, and the implementation of our new benefit plans on September 1, 2006. During the first 40 weeks of 2006, payroll and benefits were $249.8 million, or 33.7 percent of restaurant sales, compared to $245.2 million, or 34.6 percent of restaurant sales, in the same prior year period.

Restaurant Operating Costs

During the third quarter of 2006, restaurant operating costs were $43.9 million, or 20.3 percent of restaurant sales, compared to $40.9 million, or 19.5 percent of restaurant sales, in the same prior year period. This 80 basis point increase is primarily the result of a 50 basis point increase in utility costs, and a 20 basis point increase in repair and maintenance. Our repair and maintenance costs for the third quarter of 2006 include approximately two cents per diluted share for the completion of deferred maintenance at 16 O’Charley’s restaurants. We do not expect similar levels of deferred maintenance spending in restaurant operating costs in future quarters. However, we do expect additional capital expenditures for remodels, including those for ‘Project Rev’Olution’ and ‘Dressed to the Nines’. During the first 40 weeks of 2006, restaurant operating costs were $141.9 million, or 19.2 percent of restaurant sales, compared to $131.2 million, or 18.5 percent of restaurant sales, in the same prior year period.

Advertising Expenses

During the third quarter of 2006, advertising expenditures increased 5.3% to $6.5 million from $6.2 million in the third quarter of 2005 and, as a percentage of total revenues, increased to 3.0 percent from 2.9 percent in the same prior-year period. For the first 40 weeks of 2006, advertising expenditures increased 7.0 percent to $21.4 million from $20.0 million in the same prior year period.

General and Administrative Expenses

General and administrative expenses increased 19.7 percent to $11.5 million in the third quarter of 2006 from $9.6 million in the third quarter of 2005, and as a percentage of total revenues, increased to 5.2 percent from 4.5 percent in the same prior-year period. This 70 basis point increase in general and administrative expenses is primarily the result of a 30 basis point increase in incentive compensation expense, a 30 basis point increase in stock compensation expense, and a 20 basis point increase in legal expenses, partially offset by decreases in other areas. The increase in legal expense is primarily from previously disclosed legal proceedings all of which had high levels of activity in the third quarter of 2006. See footnote F in the Notes to the Unaudited Consolidated Financial Statements for a description of these legal proceedings. The increase in stock compensation expense is primarily attributable to restricted (non-vested) share expense and also includes the expensing of stock options and the employee stock purchase plan discount as a result of the adoption Financial Accounting Standards Board Statement No. 123R, “Share-based Payments”. General and administrative expenses in the first 40 weeks of 2006 increased 22.1 percent to $37.9 million from $31.1 million during the same prior year period and increased as a percentage of total revenues to 5.1 percent from 4.3 percent in the prior year period.

Depreciation and Amortization, Property and Equipment

During the third quarter of 2006, depreciation and amortization expense was $10.6 million as compared to $10.2 million in the prior year quarter and was flat as a percentage of total revenues at 4.8 percent. For the first 40 weeks of 2006, depreciation and amortization expense was $35.3 million as compared to $33.4 million in the first 40 weeks of 2005 and was flat as a percentage of total revenues at 4.7 percent.

Asset Impairment and Disposal Costs

During the third quarter of 2006, asset impairment and disposals was $(0.4) million as compared to $7.2 million in the prior year quarter. For the first 40 weeks of 2006, asset impairment and disposals was $(0.3) million as compared to $7.2 million in the first 40 weeks of 2005. The change in asset impairment and disposals for the third quarter and the first 40 weeks of 2006 is primarily attributable to net gains recognized in 2006 on the sale of certain Company non-operating assets that were held for sale as compared to 2005 where we recorded impairment and disposal charges which consisted of a $4.9 million charge related to the planned closure of six under performing O’Charley’s restaurants, $0.9 million for two O’Charley’s restaurants that remain open, $0.3 million for losses relating to the O’Charley’s store in Biloxi, Mississippi, that was destroyed by Hurricane Katrina, and a $1.1 million impairment charge to write down the value of a corporate aircraft that was sold in the third quarter of 2006.

Pre-opening Costs

Pre-opening costs in the third quarter of 2006 were $0.9 million compared to $2.2 million in the third quarter of 2005 reflecting two new restaurant openings compared to nine restaurants opened in the prior year quarter.

Interest Expense, Net

Interest expense for the third quarter of 2006 was $3.4 million compared to $3.6 million in the third quarter of 2005. This decrease is a result of the impact of lower borrowings under our revolving credit facility partially offset by higher short-term interest rates on our variable rate debt. On October 19, 2006, we announced that we have entered into a five-year $125 million secured revolving credit facility, which amended and restated our a $125 million secured revolving credit facility that was scheduled to mature on November 4, 2007. This new facility is less costly to us than the facility that it replaces, and provides us with greater financial flexibility.

Income Taxes

The effective tax rate applied to pretax income in the third quarter of 2006 was 25.8 percent, compared to a tax rate of 44.6 percent applied to the pretax loss in the prior year period. Based upon our actual and anticipated results, we estimate that our effective tax rate for the 2006 fiscal year will be 25.3 percent. The estimated rate for 2006 fiscal year does not include the impact of the work opportunities tax credit, which expired at the end of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities, capital leases and sales of common stock. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development. We do not believe this indicates a lack of liquidity. To the extent operations generates cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. As previously announced, we have slowed our restaurant development in order to focus on improving the performance of our existing restaurants. We opened one Ninety Nine restaurant and one Stoney River restaurant during the third quarter of 2006 and two company-operated O’Charley’s restaurants, four Ninety Nine restaurants and two Stoney River restaurants during the first 40 weeks of 2006.

Our previous bank credit facility consisted of a revolving credit facility with a maximum principal amount of $125.0 million. At October 1, 2006, we had no loans outstanding on the revolving credit facility except for approximately $9.0 million in letters of credit which reduced the capacity of the credit facility. The facility had a four-year term maturing in November, 2007, and bore interest, at our option, at either LIBOR plus a specified margin ranging from 1.25 percent to 2.25 percent based on certain financial ratios or the base rate, which is the higher of the lender’s prime rate and the federal funds rate plus 0.5 percent, plus a specified margin from 0.0 percent to 1.0 percent based on certain financial ratios. We were in compliance with such covenants at October 1, 2006.

On October 18, 2006, we entered into a Second Amended and Restated Credit Agreement, dated as of October 18, 2006 (the “Credit Agreement”) with the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A. and AmSouth Bank, as Syndication Agents, Key Bank, National Association and JPMorgan Chase Bank as Documentation Agents, Wachovia Capital Markets, LLC as a Lead Arranger and Sole Book Manager and AmSouth Bank, as a Lead Arranger. The Credit Agreement amended and restated our existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement provides for a five-year, $125.0 million revolving credit facility and permits us to request an increase in the principal amount of the facility of up to $25 million.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires us to comply with certain financial covenants.

The interest rates per annum applicable to loans outstanding under the Credit Agreement will, at our option, be equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.00% to 0.5% in the case of base rate loans and 0.75% to 1.25% in the case of LIBOR rate loans), depending on our senior secured leverage ratio. In addition to the interest payments required under the Credit Agreement, we are is required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25% to 0.375% per annum, depending on our senior secured leverage ratio.

Our obligations under the Credit Agreement are secured by liens on substantially all of our assets, including a pledge of the capital stock of our material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

From time to time, we have entered into interest rate swap agreements with certain financial institutions. These swap agreements effectively convert some of our obligations that bear interest at variable rates into fixed-rate obligations and effectively convert some of our obligations that bear interest at fixed rates into variable-rate obligations. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0 percent senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013. Our weighted average interest rate for the third quarters ended October 1, 2006 and October 2, 2005 was 9.3 percent and 8.5 percent, respectively.

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

In 2006, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, new equipment and improvements at our Quality Product Center, and technological improvements at our restaurant support center. The Company did not finance any capital expenditures during the 40-week periods ended October 1, 2006. During the 40 weeks ended October 2, 2005 new equipment financed through capitalized lease obligations was $4.5 million. Capital expenditures for the 40-week period ended October 1, 2006 and October 2, 2005 were as follows:

	October 1,	October 2,
	2006	2005
	(In thousands)
Restaurant capital expenditures	$21,153	$39,967
Other capital expenditures	14,395	14,474
Total capital expenditures	$35,548	$54,441

We expect the full year 2006 capital expenditures to be between $45.0 million and $50.0 million. As part of our focus on improving results in our existing restaurants, we plan to develop and open fewer restaurants in 2006 than were opened in 2005. Including the restaurants opened through October 1, 2006, we expect to open three Company-operated O’Charley’s restaurants, five Ninety Nine restaurants, and three Stoney River restaurants in 2006.

The following table sets forth our capital structure and certain financial data as of and for the 40 weeks ended October 1, 2006 and as of and for the year ended December 25, 2005:

	October 1,		December 25,
	2006		2005
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$—	0.0%	$22,000	4.1%
Secured mortgage note payable	108	0.0	125	0.0
GE Capital Financing arrangement	1,205	0.2	1,247	0.2
Note Payable to Stoney River Managing Partners	392	0.1	—	0.0
Capitalized lease obligations	29,415	5.6	37,311	7.0
Total senior debt	31,120	5.9	60,683	11.3
Senior subordinated notes	125,000	23.7	125,000	23.4
Total debt(1)(2)	156,120	29.6	185,683	34.7
Shareholders’ equity	371,801	70.4	349,587	65.3
Total capitalization	$527,921	100.0%	$535,270	100.0%
Adjusted total debt(1)(3)	$420,035		$432,555
Adjusted total capitalization(1)(3)	$791,836		$782,142
EBITDA(1)(4)	$66,047		$80,032

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

(2) Total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, as reflected in our consolidated balance sheets:

	October 1,	December 25,
	2006	2005
	(In thousands)
Current portion of long-term debt and capitalized leases	$10,240	$10,975
Add:
Long-term debt, excluding current portion	126,555	148,299
Capitalized lease obligations, less current portion	19,325	26,409
Total debt	$156,120	$185,683

(3)

Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 weeks ended October 1, 2006 and December 25, 2005, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 weeks ended October 1, 2006 and December 25, 2005, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	October 1,	December 25,
	2006	2005
	(In thousands)
Current portion of long-term debt and capitalized leases	$10,240	$10,975
Add:
Long-term debt, excluding current portion	126,555	148,299
Capitalized lease obligations, less current portion	19,325	26,409
Total debt	156,120	185,683
Add eight times rent expense	263,915	246,872
Adjusted total debt	420,035	432,555
Add:
Shareholders’ equity	371,801	349,587
Adjusted total capitalization	$791,836	$782,142

(4)

EBITDA represents earnings before interest expense, income taxes, asset impairments and depreciation and amortization. The following table reconciles EBITDA, as described above, to net earnings and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	40 Weeks	Fiscal Year
	Ended	Ended
	October 1,	December 25,
	2006	2005
	(In thousands)
Net earnings	$13,738	$11,878
Add:
Income tax expense	4,653	1,904
Interest expense, net	12,339	15,124
Asset impairments	—	7,320
Depreciation and amortization, property and equipment	35,317	43,806
EBITDA	$66,047	$80,032

	40 Weeks	Fiscal Year
	Ended	Ended
	October 1,	December 25,
	2006	2005
	(In thousands)
Cash flows provided by operating activities	$55,708	$62,058
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Expense related to share-based compensation	(1,898)	(485)
Deferred income taxes	2,743	3,653
Amortization of deferred gain on sale lease back	813	1,056
Gain (loss) on sale of assets	184	(233)
Changes in operating assets and liabilities	(6,344)	1,312
Changes in long-term assets and liabilities	(1,052)	(2,931)
Income tax expense	4,653	1,904
Interest and other expense	11,240	13,698
EBITDA	$66,047	$80,032

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 25, 2005, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, excess of cost over fair value of net assets acquired (goodwill), impairment of long-lived assets, and tax provision and related financial statement items. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 40 weeks of 2006, there have been no material changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

The tables and discussion below set forth certain of our contractual obligations and commercial commitments at October 1, 2006. Other than the items listed and discussed below, no other material changes have occurred in the contractual obligations and commercial commitments disclosed in our Annual Report on Form 10-K for the year ended December 25, 2005.

		Payments Due by Period
		Less			More
		than			Than
Contractual Obligations	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Long-term debt	$126,705	$151	$323	$307	$125,924
Capitalized lease obligations(1)	29,738	10,322	14,169	4,665	582

		Amount of Commitment Expiration
		per Period
		Less			More
	Total	than			Than
Other Commercial Commitments	Committed	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
	(in thousands)
Revolving credit facility(2)	$125,000	—	$125,000	—	—
Guarantee of joint-venture financing(3)	$1,205	—	—	—	$1,205

____________

(1)	Capitalized lease obligations include the $0.3 million interest component.

(2)

This pertains to our revolving credit facility. At October 1, 2006, we had no loans outstanding on this revolving credit facility. We have approximately $9.0 million of outstanding letters of credit as of October 1, 2006 which reduces the capacity of the revolving credit facility but is not funded debt. As of October 1, 2006, we have approximately $116.0 million remaining borrowing capacity under our revolving credit facility. As noted in Footnote J in the Notes to the Unaudited Consolidated Financial Statements this credit facility was amended and restated on October 18, 2006 with a maturity date of October 18, 2011.

(3)	This pertains to the financing arrangement for franchisees with GE Capital Franchise Finance Corporation and represents our maximum obligation. As of

October 1, 2006, there were $1.2 million loans outstanding under this financing arrangement.

Consideration of Changes to Financial Structure

In February 2006, we indicated that we would consider opportunities to use our real estate and other assets to enhance shareholder value. Since that time, we have refined our business and strategic plans, and our board of directors explored a number of financial structuring alternatives with our external financial advisors, taking into account the covenants and restrictions in our existing bond indenture and credit agreement. A few months later, and after full consideration, our board decided that we would not pursue a financial structuring transaction at that time. Management and the board will continue on a regular basis to review the opportunities to enhance shareholder value while maintaining financial flexibility for our anticipated future growth.

Outlook

On October 26, 2006 we stated that we expect to report net earnings per diluted share of between $0.85 and $0.90 for fiscal 2006, based on expected net earnings per diluted share of between $0.26 and $0.31 for the 13-week period ending December 31, 2006. This compares with our previously-issued full year guidance of between $0.90 and $0.96 per diluted share. The 2006 fiscal year is a 53-week year. Our guidance for the fourth quarter and full year reflects an estimated positive earnings impact from the 53rd week of between $0.08 and $0.10 per diluted share.

Projected results for the fourth quarter are based upon anticipated declines in same-store sales at O’Charley’s of between one percent and three percent, and same store sales increases of less than one percent for Ninety Nine. We expect that the continuing phase out of the Kids Eat Free program, combined with reduced promotional activity compared to the fourth quarter of 2005, will result in guest count declines for O’Charley’s in the fourth quarter of 2006. We expect these guest count reductions to be partially offset by increases in average check. Our guidance for the fourth quarter includes expected gains from the sale of a closed restaurant and other non-operating assets of between $0.03 and $0.04 per diluted share. We project an effective tax rate of approximately 25.3 percent for the full fiscal year, compared to 14.3 percent in 2005, and interest expense of between $16.0 million and $16.5 million for the year, compared to $15.1 million in the 2005 fiscal year.

We expect to report net earnings per diluted share of between $1.05 and $1.15 for fiscal 2007. This preliminary guidance is based upon expected same store sales increases of between one percent and three percent for Ninety Nine and O’Charley’s. We recently completed the consolidation and redesign of our employee health and welfare plans, entered into a new long-term supply contract with Pepsi-Cola, and made other changes to our operations and supply agreements. The year-over-year savings from these initiatives in 2007 are expected to total between $0.14 and $0.16 per diluted share, and are included in our preliminary guidance. However, consistent with our strategic initiative to build a winning team, a portion of these savings will be used to fund management training and development. In 2007, we expect to open between four and six new O’Charley’s company-operated restaurants, between three and five new Ninety Nine restaurants, and between one and three new Stoney River restaurants. Although we have not yet decided to proceed with these projects, the preliminary guidance for 2007 anticipates approximately 30 ‘Project Rev’Olution’ remodels in O’Charley’s, and a similar number of ‘Dressed to the Nines’ remodels in Ninety Nine. Including training expenses and asset write-offs associated with these remodels, they are expected to have a negative impact on net earnings in 2007. Our guidance for the fourth quarter of 2006, and our preliminary guidance for the 2007 fiscal year does not reflect any impact for charges or expenses arising from decisions we may make as part of our turnaround efforts, or decisions we may make in regards to our supply chain strategy, or from our previously disclosed discussions with Meritage Hospitality Group, Inc.

Recent Accounting Pronouncements

On March 28, 2006, the Emerging Issues Task Force (“FASB”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. We have not yet determined the impact this EITF will have on our 2007 results of operations or financial position.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our 2007 results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our 2008 results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements, and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our 2006 results of operations or financial position.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land construction costs, and fuel/energy costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. Several states are considering changes to their minimum wage and/or benefit related laws which, if enacted, could have an adverse impact on the Company’s payroll and benefit costs. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs over the past 18 months have had a negative impact on consumer behavior and have increased the cost of operating our Quality Product Center. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

At October 1, 2006 and October 2, 2005, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we are defendants from time to time in various other legal proceedings arising in the ordinary course of our business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims with respect to insurance recoveries; claims relating to lease obligations; and claims from our customers or employees alleging illness, injury or other food quality, health or operational concerns.

We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur liabilities or accrue expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the hiring of Lawrence D. (Larry) Taylor as chief supply chain officer, on May 9, 2006 and Leon De Wet as chief information officer on September 7, 2006, the Company granted Mr. Taylor and Mr. De Wet restricted stock awards for an aggregate of 10,000 and 6,000, respectively, shares of the Company’s common stock that vests ratably over three years. Vesting of the restricted stock is contingent upon continued employment and is subject to acceleration under certain circumstances. These issuances were made as an inducement grants pursuant to Section 4350 of the NASDAQ Marketplace Rules, and were exempt from registration under the Securities Act of 1933 under Section 4(2) of that Act as a transaction not involving any public offering. The issuances of the shares were made without general solicitation or advertising, no broker or underwriter commissions were paid, and the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from registration.

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

O’Charley’s Inc.
(Registrant)

Date: November 8, 2006	By:	/s/ Gregory L. Burns
Gregory L. Burns
Chairman and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Lawrence E. Hyatt

Lawrence E. Hyatt

Chief Financial Officer, Secretary and Treasurer