Form 10-K
period 2006-12-31
O CHARLEYS INC
filed 2007-03-14
CIK 864233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-18629

O’CHARLEY’S INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1192475
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3038 Sidco Drive
Nashville, Tennessee	37204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(615) 256-8500

Securities registered pursuant to Section 12(g) of the Act:	None

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, no par
Series A Junior Preferred Stock Purchase Rights
(Title of Each Class)

Name of each Exchange on Which Registered	NASDAQ Global Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $375.9 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock.

The number of shares of common stock outstanding on March 9, 2007 was 23,713,627.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are ___________________incorporated by reference____________________
Part III	Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held May 17, 2007

O’CHARLEY’S INC.

PART I

Item 1.	Business.

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts which operate under the “O’Charley’s,” “Ninety Nine Restaurants” and “Stoney River Legendary Steaks” trade names. As of December 31, 2006, we operated 227 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 114 Ninety Nine restaurants in nine Northeastern states, and ten Stoney River restaurants in the Southeast and Midwest. As of December 31, 2006, we had six franchised O’Charley’s restaurants including five franchised O’Charley’s restaurants in Michigan and one franchised O'Charley's restaurant in Ohio. As of December 31, 2006, we had three joint venture O’Charley’s restaurants in Louisiana, and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest.

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

O’Charley’s restaurants are open seven days a week and serve lunch, dinner and Sunday brunch and offer full bar service. Specialty menu items include “limited time only” promotions, O’Charley’s Lunch Club and a special kids menu with a “kids eat free” program in selected markets. We are continually developing new menu items for our O’Charley’s restaurants to respond to changing guest tastes and preferences. Lunch entrees range in price from $6.99 to $9.99, with dinner entrees ranging from $7.29 to $17.99. The average check per guest, including beverages, was $12.04 in 2006, $11.52 in 2005, and $11.52 in 2004.

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

Historically, we have grown the O’Charley’s concept through opening new restaurants. As part of the strategic planning process and our focus on improving results in existing restaurants, we decided to open fewer restaurants in 2006. We opened three new company-owned restaurants and closed one company-owned restaurant in 2006. In 2007, we plan on developing between four and six new company-owned restaurants and four new franchised or joint venture O’Charley’s restaurants. We also plan on rebranding approximately 20 to 30 restaurants in 2007 as part of our ‘Project Rev’Olution’ initiative. This initiative is focusing the concept on our overall brand design to enhance the guest experience as well as improve our profitability.

Ninety Nine Restaurants

In January 2003, we acquired Ninety Nine restaurants, (“Ninety Nine”) a Woburn, Massachusetts based casual dining concept that began in 1952 with its initial location at 99 State Street in downtown Boston. Ninety Nine restaurants are casual dining restaurants that we believe have earned a reputation as friendly, comfortable places to gather and enjoy great American food and drink at a terrific price. Ninety Nine restaurants are intended to appeal to mainstream casual dining and value oriented guests. The Ninety Nine menu features approximately 75 items, including a wide selection of appetizers, soups, salads, sandwiches, burgers, beef, chicken and seafood entrees and desserts. Ninety Nine restaurants offer full bar service, including a wide selection of imported and domestic beers, wines and specialty drinks.

Ninety Nine restaurants are open seven days a week and serve lunch and dinner. Lunch entrees range in price from $6.49 to $8.99 with dinner entrees ranging from $6.79 to $15.99. The average check per guest, including beverages, was $14.08 in 2006, $13.69 in 2005, and $13.86 in 2004.

Ninety Nine restaurants seek to provide a warm and friendly neighborhood pub atmosphere. Signature elements of the prototypical Ninety Nine restaurant include an open view kitchen, booth seating and a centrally located rectangular bar. The prototypical Ninety Nine restaurant is a free-standing building of approximately 5,800 square feet in size with seating for approximately 190 guests, including approximately 30 bar seats. Ninety Nine has grown through remodeling traditional and non-traditional restaurant locations as well as through developing new restaurants in the style of our prototype restaurant. During 2007, we plan to open between three and five new Ninety Nine restaurants. We also plan on rebranding approximately 30 restaurants in 2007 as part of our ‘Dressed to the Nines’ initiative.

Stoney River Legendary Steaks

We acquired Stoney River in May 2000. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining guests by offering the high-quality food and attentive guest service typical of high-end steakhouses at more moderate prices. Stoney River restaurants have an upscale “mountain lodge” design with a large stone fireplace, plush sofas and rich woods that is intended to make the interior of the restaurant inviting and comfortable. The Stoney River menu features several offerings of premium Midwestern beef, fresh seafood and a variety of other gourmet entrees. An extensive assortment of freshly prepared salads and side dishes are available a la carte. The menu also includes several specialty appetizers and desserts. Stoney River restaurants offer full bar service, including an extensive selection of wines. The price range of entrees is $16.99 to $32.99. The average check per guest, including beverages, was $41.72 in 2006, $40.56 in 2005 and $39.53 in 2004.

We established a “managing partner program” for the general managers of our Stoney River restaurants pursuant to which each general manager had the opportunity to acquire a six percent interest in the limited liability company that owns the restaurant that the general manager manages in exchange for a capital contribution to that subsidiary. The general managers at four Stoney River restaurants each acquired a six percent interest in their restaurant for a capital contribution of $25,000. Upon the fifth anniversary of the managing partner’s capital contribution to the subsidiary, we have the option, but not the obligation, to purchase the managing partner’s six percent interest for fair market value. Under the terms of the agreements between us and each managing partner, fair market value would be determined by negotiations between the parties. If such negotiations did not result in an agreement on value, a third-party appraisal process would be used to determine fair market value. During 2006, we purchased two of our managing partner’s six percent interest. In addition, during 2006 we implemented a new “managing partner program” which is a five year operating agreement between us and the general manager that allows the general manager to receive five percent of their restaurant’s profit each quarter and one percent of the profit in all the restaurants participating under this new program. We also accrue an additional five percent of the restaurant’s profit and one percent of the participating restaurant’s profit in the program each quarter to be paid upon the fifth anniversary of the agreement in exchange for a $25,000 cash investment by the general manager. The cash investments made under the new managing partner program are recorded and shown in the consolidated balance sheet as an other liability. At December 31, 2006, we had two managing partners under our original “managing partner program” and five general managers under our new “managing partner program”. In 2007, we plan on opening one or two new Stoney River restaurants.

Support Operations

Quality Product Center (formerly known as our Commissary Operation). We operate an approximately 220,000 square foot quality product center in Nashville, Tennessee through which we manufacture, purchase and distribute a substantial majority of the food products and supplies for our O’Charley’s, Ninety Nine and Stoney River restaurants. To a lesser extent, the quality product center sells manufactured items to other customers, including retail grocery chains, mass merchandisers and wholesale clubs. In addition, our Nashville quality product center operates a USDA-approved and inspected facility where we process beef and chicken products for O’Charley’s, Ninety Nine and steaks for Stoney River restaurants. Additionally we operate a production facility where the signature yeast rolls and salad dressings served in our O’Charley’s restaurants are produced. We believe our Nashville quality product center has sufficient capacity to meet a substantial majority of the distribution needs of our existing and planned O’Charley’s and Stoney River restaurants for the next several years. We also operate a 20,000 square foot production facility located in Woburn, Massachusetts which is a USDA-approved and inspected facility where we cut beef tips, turkey tips, selected steaks, marinate chicken, and produce soups served in our Ninety Nine restaurants. We also operate a 79,000 square foot distribution facility in Bellingham, Massachusetts to supply our Ninety Nine concept. During 2006, we hired Larry Taylor, as our Chief Supply Chain Officer, and Roland Ornelas, as our Vice President of Strategic Sourcing. Larry and his team are aggressively pursuing cost saving opportunities, exploring ways to improve the quality of our products, and benchmarking all operations currently performed by the quality product center. Results of the benchmarking will be used to evaluate all options required to optimize O’Charley’s’ supply chain, including potential divestiture of our quality product center.

Human Resources. We maintain a human resources department that supports restaurant operations, the restaurant support center, the financial services center and quality product center through the design and implementation of policies, programs, procedures and benefits for our team members. The human resources department is responsible for the oversight of team member relations and enforces the alternative dispute resolution process. However, all team members are encouraged to first address any employment related issues or concerns through our open door policies or a toll free 800 number. This department also maintains our code of conduct and addresses possible compliance issues. The human resources area also administers the Team Member Survey and is responsible for identifying issues and developing action plans to resolve any issues that are identified. During 2006, we hired Dr. Steve McMillen as our Vice President of Human Resource Development. He has initiated a process designed to improve the quality of employees we hire, evaluate the strengths of our team, ensure we optimize the performance of our team members at all levels across the enterprise and ultimately improve the overall operating execution and performance of our restaurants.

Guest Relations. Our guests’ expectations and experiences are measured through the Guest Satisfaction Index (GSI). GSI is a survey-based tool designed to measure guest satisfaction levels at each O’Charley’s and Ninety Nine restaurant, providing immediate feedback to all levels of the organization. Guests are issued an invitation on a random basis through our point-of-sale system to take a telephone survey. Primary focus is placed on identification and improvement of top box predictors of a highly satisfied guest experience. Our ability to continuously monitor service levels and satisfaction at the restaurant level, while providing guests with a convenient, brief, unbiased, and user-friendly way to share their comments, allows us to focus on converting satisfied guests to highly satisfied or loyal guests. In addition to measuring and communicating guest satisfaction results, our guest relations team receives direct calls and written correspondence from our O’Charley’s and Ninety Nine guests, ensuring timely and accurate response to all communications.

Advertising and Marketing. We have an ongoing advertising and marketing plan for each of our restaurant concepts that utilize television, radio and print advertising. We also support our restaurants with point of purchase materials, menus and local restaurant marketing programs. We focus our marketing efforts on limited time promotional products, the quality and freshness of our products, the types of guests that typically visit us and the restaurant setting. We conduct or subscribe to studies of food trends, changes in guest tastes and preferences and are continually evaluating the quality of our menu offerings. In addition to advertising, we encourage restaurant level team members to become active in their communities through local charities and other organizations and sponsorships.

Restaurant Reporting. Our use of technology and management information systems is essential for the management oversight needed to improve our operating results. During 2006, we completed the implementation of a theoretical food cost system in our O’Charley’s restaurants through which we more closely monitor waste during the food preparation and execution stages of our operations. We maintain operational and financial controls in each restaurant, including management information systems that monitor sales, inventory, and labor and that provide reports and data to our restaurant support center. The management accounting system polls data from our restaurants and generates daily reports of sales, sales mix, guest counts, check average, cash, labor and food cost. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. We also utilize these systems for financial and budgetary analysis, including analysis of sales by restaurant, product mix and labor utilization. Our internal audit department audits a sample of our restaurants to measure compliance within our operational systems, procedures and controls. The Financial Services Center (FSC) is located in Brentwood, Tennessee and has been designed to consolidate and integrate our accounting functions. We believe that consolidating the accounting function of our three concepts provides a structure that creates consistency and provides more centralized control over our accounting and financial reporting function while also promoting continuous process improvement and savings.

Real Estate and Construction. We maintain an in-house real estate and construction department to assist in the site selection process, secure real estate, develop architectural and engineering plans, oversee new construction and remodel existing restaurants. We maintain a broad database of possible sites which we analyze against our site criteria in order to target the best possible locations. Once a site is selected, our real estate department oversees the acquisition process, while our construction department obtains zoning and all other required governmental approvals, develops detailed building plans and specifications and constructs and equips the restaurants.

Restaurant Locations

The following table sets forth the markets in which our company-owned O’Charley’s, Ninety Nine and Stoney River restaurants were located at December 31, 2006, including the number of restaurants in each market.

O’Charley’s Restaurants

Alabama (20)	Kentucky (20)	Ohio (19)
Birmingham (5)	Ashland	Cincinnati (7)
Decatur	Bowling Green	Cleveland
Dothan	Cold Spring	Columbus (7)
Florence	Danville	Dayton (3)
Guntersville	Elizabethtown	Harrison
Huntsville (2)	Florence
Mobile (4)	Frankfort	South Carolina (12)
Montgomery (2)	Hopkinsville	Aiken
Opelika	Lexington (4)	Anderson
Oxford	Louisville (5)	Charleston (2)
Tuscaloosa	Owensboro	Columbia (3)
	Paducah	Greenville
Arkansas (3)	Richmond	Greenwood
Fayetteville		Rock Hill
Jonesboro	Louisiana (1)	Simpsonville
Rogers	Monroe	Spartanburg

Florida (6)	Mississippi (8)	Tennessee (37)
Destin	Hattiesburg	Chattanooga (2)
Jacksonville (3)	Meridian	Clarksville (2)
Panama City	Olive Branch	Cleveland
Pensacola	Pearl	Cookeville
	Ridgeland	Hendersonville
Georgia (26)	Southhaven	Jackson
Atlanta (17)	Tupelo	Johnson City
Augusta	Gulfport	Kingsport
Canton		Knoxville (5)
Columbus	Missouri (11)	Manchester
Dalton	Cape Girardeau	Memphis (3)
Ft. Oglethorpe	Kansas City (3)	Morristown
Gainesville	St. Louis (7)	Mt. Juliet
Griffin		Murfreesboro (2)
Macon (2)	North Carolina (25)	Nashville (12)
	Asheville	Pigeon Forge
Illinois (5)	Burlington	Springfield
Champaign	Charlotte (9)
Marion	Fayetteville	Virginia (12)
O’Fallon	Greensboro	Bristol
Springfield (2)	Greenville	Fredericksburg
	Hendersonville	Harrisonburg
Indiana (20)	Hickory	Lynchburg
Bloomington	Jacksonville	Roanoke (2)
Clarksville	Raleigh (3)	Richmond (6)
Corydon	Wilmington (2)
Evansville (2)	Winston-Salem (2)	West Virginia (2)
Fort Wayne (2)	Wake Forest	Charleston (2)
Indianapolis (11)
Lafayette
Richmond

Ninety Nine Restaurants

Connecticut (15)	New Hampshire (14)	Pennsylvania (3)
Enfield	Concord	Trevose (Bensalem)
Groton	Dover	Audubon
Hartford (8)	Hooksett	Philadelphia
Manchester	Keene
New Haven (2)	Littleton	Rhode Island (3)
Norwich	Londonderry	Cranston
Torrington	Manchester	Newport
	Nashua	Warwick
Maine (5)	North Conway
Augusta	Portsmouth	Vermont (3)
Bangor	Salem	Rutland
Portland (3)	Seabrook	Williston
	Tilton	Brattleboro
West Lebanon

Massachusetts (61)	New York (9)	New Jersey (1)
Auburn	Albany (2)	Deptford
Boston (37)	Clifton Park
Centerville	Kingston
Chicopee	Plattsburgh
Fairhaven	Queensbury
Fall River	Rotterdam
Fitchburg	Saratoga Springs
Holyoke	Utica
Mashpee
North Attleboro
North Dartmouth
Plymouth
Pittsfield
Seekonk
Springfield (4)
Tewksbury
West Yarmouth
Worcester (4) Marlboro

Stoney River Restaurants

Georgia (3)	Kentucky (1)	Ohio (1)
Atlanta (3)	Louisville	Columbus

Illinois (2)	Tennessee (2)	Missouri (1)
Chicago (2)	Nashville (2)	St. Louis

In addition to the above company-owned locations, as of December 31, 2006, we had six franchised O’Charley’s restaurants including five franchised O’Charley’s restaurants in Michigan and one franchised O'Charley's restaurant in Ohio. Also at December 31, 2006 we had three joint venture O’Charley’s restaurants in Louisiana, and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest. The locations of these restaurants are set forth below.

Franchised Restaurants	Joint Venture Restaurants

Michigan (5)	Louisiana (3)
Belleville	Baton Rouge
Chesterfield	Lafayette
Grand Rapids	Lake Charles
Holland
Livonia	Wisconsin (1)
Appleton
Ohio (1)
Niles

Franchising

We seek franchising relationships with successful restaurant operators for the development of O’Charley’s restaurants in areas that are outside of our current growth plans for company-owned restaurants. We have entered into and continue to look to enter into, exclusive multi-unit development agreements with third party franchisees and joint venture partners to open and operate O’Charley’s restaurants. Franchisees and joint venture partners are required to comply with our specifications as to restaurant space, design and décor, menu items, principal food ingredients, team member training and day-to-day operations. The following table illustrates the various agreements that we have executed with our joint venture partners and franchisees along with the contracted markets, the current number of restaurants operated by each joint venture and franchisee and the number of restaurants that they are contractually required to develop and open:

Program	Franchise / Joint Venture Entity	Current Restaurants	Total Restaurants Contracted for Development	Markets
Joint Venture:
	JFC Enterprises, LLC	3	3	Southern Louisiana and Beaumont, Texas
	Wi-Tenn Restaurants, LLC	1	3	Wisconsin
Franchisee:
	Four Star Restaurant Group, LLC	-	10	Iowa, Nebraska, Topeka, Kansas and Eastern South Dakota
	O’Candall Group, Inc.	1	50	Tampa and Orlando Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio
	Meritage Hospitality Group, Inc.	5	15	Michigan

Service Marks

The name “O’Charley’s” and its logo, the name “Stoney River Legendary Steaks,” and the Ninety Nine restaurants logo are registered service marks with the United States Patent and Trademark Office. We also have other service marks that are registered in the states in which we operate. We are aware of names and marks similar to our service marks used by third parties in certain limited geographical areas. Use of our service marks by third parties may prevent us from licensing the use of our service marks for restaurants in those areas. We intend to protect our service marks by appropriate legal action whenever necessary.

Government Regulation

We are subject to various federal, state and local laws affecting our business. Our quality product centers are licensed and subject to regulation by the USDA. In addition, each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Most municipalities in which our restaurants are located require local business licenses. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. We are also subject to federal and state environmental regulations, but those regulations have not had a material effect on our operations to date.

Approximately 12 percent of restaurant sales in 2006 were attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities, to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities. Similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect its operations or, in an extreme case, cause us to close the restaurant. We have established standardized procedures for our restaurants designed to assure compliance with applicable codes and regulations.

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

Team Members

As of December 31, 2006, we employed approximately 25,000 team members, approximately 22,500 of which represented our hourly workforce within our restaurants. None of our team members are covered by a collective bargaining agreement. We have an alternative dispute resolution program in which all team members are required to participate as a condition of employment. We consider our team member relations to be good.

Executive Officers of the Registrant

Our executive officers are elected by the board of directors and serve at the pleasure of the board of directors. The following table sets forth certain information regarding our executive officers.

Name	Age	Position
Gregory L. Burns	52	Chief Executive Officer and Chairman of the Board
Lawrence E. Hyatt	52	Chief Financial Officer, Secretary and Treasurer
Randall C. Harris	56	Chief Human Resources Officer
Lawrence D. Taylor	49	Chief Supply Chain Officer
Leon De Wet	45	Chief Information Officer
Jeff D. Warne	46	Concept President - O’Charley’s
John R. Grady	54	Concept President-Ninety Nine Restaurants
Anthony J. Halligan III	48	Concept President-Stoney River Legendary Steaks
R. Jeffrey Williams	40	Chief Accounting Officer and Corporate Controller
James K. Quackenbush	48	Corporate Vice-President of Development

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

Lawrence D. Taylor has served as Chief Supply Chain Officer since May 2006. Prior to joining our company, he was the Chief Procurement Officer for Carlson Companies, Inc. from 2003 to 2006. Mr. Taylor was Vice President, Supply Chain Management for Carlson Restaurants from 2001 to 2003. Mr. Taylor’s earlier experience included senior procurement and supply chain management positions with Taco Bell Corporation, Burger King, Inc., and Perseco. Mr. Taylor was also an owner-operator of a franchised McDonald's restaurant.

Leon De Wet has served as Chief Information Officer since September 2006. Prior to joining our company he was with Brinker International from 1992 to 2006 and most recently served as the Vice President, Business Intelligence and Strategic Systems, from 2002 to 2006. His previous roles at Brinker International include Senior Member of Technical Staff, Director of Store Systems and as a Development Manager. Mr. De Wet’s earlier experiences included management and analyst roles in charge of retail systems at various companies including Michael’s Stores Inc.

Jeff D. Warne has served as Concept President-O’Charley’s since February 2006. Prior to joining our company he was with Carlson Companies, Inc. During his tenure at Carlson Companies, Inc. he served as the President and Chief Operating Officer of PickUp Stix from 2005 to 2006 and the Executive Vice President and Chief Operating Officer of TGI Friday’s International from 2002 to 2004. Mr. Warne’s earlier experience at Carlson includes serving as Chief Financial Officer of Carlson Restaurants Worldwide from 1998 to 2002, Vice President of Business Planning from 1994 to 1998, and Director of Corporate Audit from 1990 to 1994.

John R. Grady has served as Concept President-Ninety Nine restaurants since April 2004. Mr. Grady joined Ninety Nine restaurants in March 1975. Prior to being named President, Mr. Grady was Executive Vice President and has also served in various capacities in the Operations, Training and Real Estate Departments over the years.

Anthony J. Halligan III was named Concept President - Stoney River Legendary Steaks in February 2006. Prior to being named President, Mr. Halligan served in the capacity of Vice-President from 2000 until 2006. Prior to his tenure with Stoney River, Mr. Halligan served in various capacities for companies in the restaurant and retail industries.

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

James K. Quackenbush has served as Corporate Vice-President of Development since December 2005. Mr. Quackenbush served as Executive Vice-President of Strategic Development for the Ninety Nine concept from May 2002 to November 2005. Prior to joining Ninety Nine he served in various management positions at McDonald’s Corporation for over fifteen years.

Available Information

We file reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.ocharleysinc.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

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

Our success depends on our ability to execute our turnaround strategy, including our rebranding initiatives.

We are implementing strategic initiatives to improve our management and employee team, improve our restaurant level economics and enhance guest loyalty. As part of these initiatives, since the end of 2004, we have hired a new Chief Financial Officer, Chief Human Resources Officer, Concept President – O'Charley's, Chief Supply Chain Officer, Chief Information Officer and other senior executives. Our successful implementation of our turnaround efforts will depend, in large part, upon the services of our senior management team. If we are unable to assimilate these new executives, if they fail to perform effectively or if we are unable to retain them, our turnaround efforts could be adversely impacted which could adversely affect our business, financial condition and result of operations.

Our turnaround efforts involve a number of initiatives intended to improve our restaurant level economics and enhance guest loyalty, including the development of new prototype restaurants and the rebranding of many of our existing O'Charley's and Ninety Nine restaurants. These rebranding efforts include substantial remodels. As of March 8, 2007, we have completed 11 rebrandings at O'Charley's restaurants and 14 rebrandings at Ninety Nine Restaurant restaurants. We are not yet able to determine whether these rebranding initiatives will meet our intended goals. We plan on rebranding an additional 20 to 30 O’Charley’s restaurants and 30 Ninety Nine restaurants in fiscal 2007. A failure to realize the benefits anticipated from these rebrandings could adversely affect our turnaround efforts.

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

Our operating results are significantly dependent on our ability to anticipate and react to increases in food, labor, team member benefits, energy and other costs. Various factors beyond our control, including adverse weather conditions (including hurricanes), governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because the pricing strategy at our O’Charley’s and Ninety Nine restaurants is intended to provide an attractive price-to-value relationship, we may not be able to pass along price increases to our guests without adversely impacting our guest counts.

We compete with other restaurants for experienced management personnel and hourly team members. Each of our concepts offers medical benefits to hourly team members. Increases in health care costs, changes in state or federal minimum wage laws, or changes in legal requirements relating to employee benefits would likely cause an increase in our labor costs. We cannot assure you that we will be able to offset increased wage and benefit costs through our purchasing and hiring practices or menu price increases, particularly over the short term. As a result, increases in wages and benefits could have a material adverse effect on our business.

Our continued growth depends on our ability to open new restaurants and operate our new restaurants profitably, which in turn depends upon our continued access to capital.

A significant portion of our historical growth has been due to opening new restaurants. We have substantially reduced our new restaurant growth pending the implementation of our strategic initiatives in our turnaround plan, but still opened three new company-owned O’Charley’s restaurants, five new Ninety Nine restaurants and three new Stoney River restaurants in 2006. We currently plan to open between four and six new company-owned O’Charley’s restaurants, between three and five new Ninety Nine restaurants, and one or two new Stoney River restaurants in 2007. Our ability to open new restaurants successfully depends on a number of factors, such as:

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

Many of these factors are beyond our control. In addition, we have historically generated insufficient cash flow from operations to fund our working capital and capital expenditures and, accordingly, our ability to open new restaurants and our ability to grow, as well as our ability to meet other anticipated capital needs, may be dependent on our continued access to external financing, including borrowings under our credit facility and financing obtained in the capital markets. Our ability to make borrowings under our credit facility will require, among other things, that we comply with certain financial and other covenants, and we cannot assure you that we will be able to do so. Accordingly, we cannot assure you that we will be successful in opening new restaurants in accordance with our current plans or otherwise. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those of our existing restaurants, or that the new restaurants will be operated profitably.

Our growth may strain our management and infrastructure, which could slow our development of new restaurants and adversely affect our ability to manage existing restaurants.

Our growth has placed significant demands upon our management. We also face the risk that our existing systems and procedures, restaurant management systems, financial controls and information systems will be inadequate to support our planned growth. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our turnaround effort and planned growth will impose on management and these systems and controls. If our management is unable to meet these demands or if we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our growth objectives, our operating results or cash flows could be materially adversely affected.

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

Our primary growth plan is to open restaurants in or near markets in which we have existing restaurants. We may be unable to attract enough guests to the new restaurants for them to meet our objectives. Even if we are able to attract enough guests to the new restaurants to meet our objectives for that restaurant, those guests may be former guests of one of our existing restaurants in that market and the opening of a new restaurant in the existing market could reduce the revenue of our existing restaurants in that market.

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

Our O’Charley’s restaurants are located predominately in the Southeastern and Midwestern United States. Our Ninety Nine restaurants are located primarily in the Northeastern United States. As of December 31, 2006, we operated 37 of our 227 O’Charley’s restaurants in Tennessee and 61 of our 114 Ninety Nine restaurants in Massachusetts. As a result, our business and our financial or operating results may be materially adversely affected by adverse economic, weather or business conditions in these markets, as well as in other geographic regions in which we locate restaurants.

Our restaurants may not be able to compete successfully with other restaurants, which could adversely affect our results of operations.

The restaurant industry is intensely competitive with respect to price, service, location, nutritional and dietary trends and food quality, and there are many well-established competitors with substantially greater financial and other resources than us, including a large number of national and regional restaurant chains. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are or may be located. Additionally, we face increasing competition from the convergence of restaurant, deli and grocery services, as supermarkets and grocery stores offer “convenient meals” in the form of improved entrees and side dishes in their deli sections. If our restaurants are unable to compete successfully in new and existing markets, our results of operations will be adversely affected.

To the extent that we open restaurants in larger cities and metropolitan areas, we expect competition to be more intense in those markets. We also compete with other restaurants for experienced management personnel and hourly team members and with other restaurants and retail establishments for quality sites.

Any disruption in our manufacturing and distribution operations could adversely affect our ability to operate our restaurants.

We operate a quality product center in Nashville, Tennessee through which we manufacture, purchase and distribute a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants. We also operate similar type facilities in Woburn and Bellingham, Massachusetts, through which we manufacture, purchase and distribute a portion of the food products and supplies for our Ninety Nine restaurants. If the operations of our quality product centers are disrupted, we may not be able to deliver food and supplies to our restaurants. If our quality product centers are unable to deliver the food products and supplies required to run our restaurants, we may not be able to find other sources of food or supplies, or, if alternative sources of food or supplies are located, our operating costs may increase. Accordingly, any disruption in our manufacturing and distribution operations could adversely affect our ability to operate our restaurants and would adversely affect our results of operations.

We may incur costs or liabilities and lose revenue as the result of government regulation.

Our restaurants are subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food (such as regulations regarding labeling, allergens content, trans fat content and other menu information regarding nutrition), the sale of alcoholic beverages, zoning and building codes and other health, sanitation and safety matters. All of these regulations impact not only our current restaurant operations but also our ability to open new restaurants. We will be required to comply with applicable state and local regulations in new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce operations at an existing location, either of which would materially and adversely affect our growth and results of operations. In addition, our quality product centers are licensed and subject to regulation by the United States Department of Agriculture and are subject to further regulation by state and local agencies. Our failure to obtain or retain federal, state or local licenses for our quality product centers or to comply with applicable regulations could adversely affect our quality product centers operations and disrupt delivery of food and other products to our restaurants. If one or more of our restaurants were unable to serve alcohol or food for even a short time period, we could experience a reduction in our overall revenue.

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

In addition, we are a defendant from time to time in various legal proceedings, including claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims with respect to insurance recoveries; claims relating to lease obligations and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur or accrue expenses relating to legal proceedings, however, which may adversely affect our results of operations in a particular period.

Compliance with and any failure to comply with current regulatory requirements will result in additional expenses and may adversely affect us.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission regulations and NASDAQ Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has resulted in and we expect will continue to result in increased general and administrative expenses as well as management’s time and attention from revenue-generating activities to compliance activities.

We are dependent upon our senior management team to execute our business strategy.

Our operations and our ability to execute our business strategy are highly dependent on the efforts of our senior management team. Many of the members of our senior management team do not have long tenures with us, including, in particular, our Chief Financial Officer who joined us in November 2004, our Chief Human Resources Officer who joined us in October 2005, our Concept President-O’Charley’s who joined us in February 2006, our Chief Supply Chain Officer who joined us in May 2006, and our Chief Information Officer who joined us in September 2006.

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

As of December 31, 2006, we operated 227 O’Charley’s restaurants, 114 Ninety Nine restaurants and ten Stoney River Legendary Steak restaurants. As of that date, we owned the land and building at 96 of our O’Charley’s restaurants, leased the land and building at 44 of our O’Charley’s restaurants and leased the land only at 87 of our O’Charley’s restaurants. We lease the land and building at 87 of our Ninety Nine restaurants and lease the land only at 27 of our Ninety Nine restaurants. We own the land and building at four of our Stoney River restaurants, lease the land only at two Stoney River restaurants and lease the land and building at four Stoney River Restaurants. See “Item 1-Business-Restaurant Locations” above. Restaurant lease expirations range from 2007 to 2025, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of our restaurant leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, our restaurant leases are net leases, which require us to pay the cost of insurance and taxes.

Our primary quality product center and our corporate office are located in Nashville, Tennessee in a total of approximately 290,000 square feet of office, manufacturing and warehouse space. We own this facility. We also have administrative offices in Woburn, Massachusetts and a quality product center located in approximately 20,000 square feet of space. We lease these facilities. We also lease a distribution facility with approximately 79,000 square feet of space in Bellingham, Massachusetts for our Ninety Nine concept. We also lease approximately 16,000 square feet of office space in Brentwood, Tennessee which is used for the Financial Services Center (FSC).

Item 3.	Legal Proceedings.

In September 2003, we became aware that guests and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and guests becoming infected. As of the date of this filing, all of these cases have been settled and dismissed. We have insurance that provides coverage, subject to limitations, for lost income at our restaurants whose results of operations were adversely affected by the Hepatitis A incident. We submitted a claim pursuant to our insurance policy for this type of loss, but our carrier disagreed with our claim. On July 11, 2005, certain underwriters at Lloyd’s, our insurance carrier, filed suit against us in the Circuit Court for Knox County, Tennessee seeking declaration by the court regarding certain limits in this policy which would effectively limit our recovery under the policy to $100,000. During the first quarter of fiscal 2007, we entered into a release and settlement agreement with Lloyd’s, which will be included in our results of operations for the first fiscal quarter of 2007. As the settlement will result in a gain, it was not recognized until the settlement was certain, which was during the first fiscal quarter of 2007.

We have been involved in an arbitration in the matter of Ballantyne Village, LLC v. O’Charley’s Inc. filed in April 2005. Ballantyne Village, LLC has alleged that we breached a lease for retail space for a proposed Stoney River Legendary Steaks restaurant in Charlotte, North Carolina. During the first quarter of fiscal 2007, we entered into a settlement and release agreement with the plaintiff. The amount of our settlement was included in our results of operations for the fiscal year ended December 31, 2006.

On May 19, 2006, Meritage Hospitality Group, Inc. and certain of its affiliated entities (“Meritage”), which franchise five O’Charley’s restaurants in Michigan, filed suit against us in the United States District Court for the Western District of Michigan. The suit alleged that we engaged in fraud and violations of the Michigan Franchise Investment Law and Michigan Consumer Protection Act in connection with Meritage becoming a franchisee of our O’Charley’s restaurant concept. The suit sought rescission of the development agreement and five franchise agreements with us and related damages. During the first quarter of fiscal 2007, we entered into a general release with Meritage pursuant to which Meritage agreed to dismiss the litigation filed against us and we agreed to make certain future financial and other accommodations to Meritage under the terms of their development and franchise agreements.

In addition, we are defendants and plaintiffs from time to time in various other legal proceedings arising in the ordinary course of our business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims with respect to insurance recoveries; claims relating to lease obligations; and claims from our guests or employees alleging illness, injury or other food quality, health or operational concerns.

We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur liabilities or accrue expenses relating to future legal proceedings in a particular fiscal quarter which may adversely affect our results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ National Market under the symbol “CHUX.” As of March 9, 2007, there were approximately 3,134 shareholders of record of our common stock. The following table shows quarterly high and low bid prices for our common stock for the periods indicated, as reported by the NASDAQ National Market.

	High	Low
Fiscal 2006
First Quarter	$18.85	$15.07
Second Quarter	17.58	15.49
Third Quarter	19.57	14.97
Fourth Quarter	22.31	18.19

Fiscal 2005
First Quarter	$22.89	$17.62
Second Quarter	22.56	16.32
Third Quarter	19.70	13.97
Fourth Quarter	15.77	12.69

We have never paid a cash dividend on our common stock. Our credit facility limits the payment of cash dividends on our common stock without the consent of the participating banks.

On January 27, 2003, we issued 941,176 shares of common stock to the former owners of Ninety Nine as part of the purchase price of the acquisition of Ninety Nine Restaurants. We issued an additional 390,586 shares in January 2004, 407,843 shares in January 2005, 407,843 shares in January 2006, 94,118 in January 2007 and we are required to issue an additional 94,118 shares in January 2008. The issuance of the shares to the former owners of Ninety Nine was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.	Selected Financial Data.

The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2006, were derived from the consolidated financial statements of O’Charley’s Inc. and subsidiaries. The selected data should be read in conjunction with the consolidated financial statements as of December 31, 2006 and December 25, 2005 and for each of the years in the three-year period ended December 31, 2006, and the related notes thereto appearing in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

When you read this financial data, it is important that you also read the consolidated financial statements and related notes included in this Form 10-K, as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of

Operations. Historical results are not necessarily indicative of future results.

	Fiscal Years
	2006	2005	2004	2003(1)	2002

	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Restaurant sales	$ 978,751	$ 921,329	$ 864,259	$753,740	$495,112
Commissary sales	10,345	8,498	7,035	5,271	4,800
Franchise revenue	428	361	92	—	—
	989,524	930,188	871,386	759,011	499,912
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	291,759	277,391	260,846	221,052	140,638
Payroll and benefits	328,809	318,513	291,098	252,415	154,311
Restaurant operating costs	185,938	172,417	157,732	139,205	86,006
Cost of commissary sales	9,065	7,716	6,646	4,970	4,488
Advertising and marketing expenses	27,917	25,470	25,656	24,300	16,973
General and administrative expenses	52,211	42,823	38,401	29,473	19,986
Depreciation and amortization, property and equipment	46,614	43,806	39,798	36,360	25,527
Asset impairment and disposals(2)	2,098	7,335	16	(180)	(139)
Pre-opening costs	4,628	6,271	5,908	6,900	5,629
	949,039	901,742	826,101	714,495	453,419
Income from Operations	40,485	28,446	45,285	44,516	46,493
Other Expense / (Income):
Interest expense, net	14,401	14,374	12,604	12,850	6,295
Debt extinguishment charge	—	—	—	1,800	—
Other, net	(6)	42	—	(584)	—
	14,395	14,416	12,604	14,066	6,295
Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	26,090	14,030	32,681	30,450	40,198
Income Taxes	7,200	2,001	9,362	9,261	13,942
Earnings Before Cumulative Effect of Change in Accounting Principle	18,890	12,029	23,319	21,189	26,256
Cumulative Effect of Change in Accounting Principle, net of tax(3)	—	(151)	—	—	(6,123)
Net Earnings	$ 18,890	$ 11,878	$ 23,319	$ 21,189	$ 20,133
Basic Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$ 0.81	$ 0.53	$ 1.05	$ 0.98	$ 1.41
Cumulative effect of Change in Accounting Principle, net of tax(3)	—	(0.01)	—	—	(0.33)
Basic Earnings Per Common Share	$ 0.81	$ 0.52	$ 1.05	$ 0.98	$ 1.08
Diluted Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$ 0.80	$ 0.52	$ 1.03	$ 0.96	$ 1.33
Cumulative Effect of Change in Accounting Principle, net of tax(3)	—	(0.01)	—	—	(0.31)
Diluted Earnings Per Common Share	$ 0.80	$ 0.51	$ 1.03	$ 0.96	$ 1.02
Balance Sheet Data (at end of period):
Working capital (deficit)	$(29,594)	$(22,270)	$(30,986)	$(30,284)	$(21,388)
Total assets	686,512	687,610	657,511	620,673	428,400
Current portion of long-term debt and capitalized lease obligations	9,812	10,975	12,670	10,031	8,015
Long-term debt and capitalized lease obligations, including current portion	154,357	185,683	191,139	209,629	132,102
Total shareholders’ equity	380,826	349,588	330,740	300,187	227,560

_________

(1)

On January 27, 2003, we acquired Ninety Nine restaurants, a casual dining restaurant company based in Woburn, Massachusetts. Our fiscal 2003 earnings include the earnings of Ninety Nine for the period from January 27, 2003 through December 28, 2003.

(2)

During 2006 we took an impairment charge on three planned O’Charley’s restaurant closures, one O’Charley’s restaurant and two Ninety Nine restaurants that are impaired but will remain open, an impairment of purchased software, and assets related to the Company’s rebranding efforts. As a result, we recorded a non-cash impairment charge of $4.5 million to reflect the difference between the fair value and net book value of the underlying assets. This impairment charge was partially offset by net gains on the disposal of assets of $2.4 million. During 2005, we took an impairment charge on two O’Charley’s restaurants that remain open and decided to close six O’Charley’s restaurants and sell a company aircraft. As a result, we recorded a non-cash impairment charge of $7.2 million to reflect the difference between the fair value and net book value of the underlying assets. This impairment charge was in addition to losses of $0.1 million taken on the disposal of assets during 2005.

(3)

In 2005, we incurred an after-tax charge of $0.2 million, or $0.01 per diluted share, which was recorded as a cumulative effect of a change in accounting principle for 2005 associated with the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of Statement of Financial Accounting Standards No. 143.” In 2002, we incurred an after-tax charge of $6.1 million, or $0.31 per diluted share, which was recorded as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002 associated with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. The charge was related to the impairment of goodwill associated with the Stoney River acquisition in May 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of December 31, 2006, we operated 227 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 114 Ninety Nine restaurants in nine Northeastern states, and ten Stoney River restaurants in the Southeast and Midwest. As of December 31, 2006, we had six franchised O’Charley’s restaurants including five franchised O’Charley’s restaurants in Michigan and one franchised O'Charley's restaurant in Ohio. As of December 31, 2006, we had three joint venture O’Charley’s restaurants in Louisiana, and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest.

On February 8, 2007, we reported our fiscal 2006 earnings in our unaudited press release. Subsequently, we concluded that we needed to reclass share-based compensation expense associated with SFAS 123(R). Historically, we have classified all share-based compensation on our consolidated statements of earnings in the “General and Administrative Expense” line. On March 29, 2005 the Securities Exchange Commission issued Staff Accounting Bulletin 107 (SAB 107) to address the interaction of SFAS 123 (R) and certain Securities and Exchange Commission rules and regulations. One of the items addressed in SAB 107 in item F was the classification of share-based compensation expense on the income statement. Item F stated that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. We therefore concluded that our past practice was incorrect and have made reclasses in the current and prior year presentations throughout this 10-K to reflect those reclasses. The following table sets forth the impact to each affected line item as a result of the reclassification adjustments:

	Year Ended
	December 31,	December 25,	December 26,
	2006	2005	2004
	(in thousands)

Payroll and benefits	$730	$213	$584
Restaurant operating costs	274	32	241
Cost of commissary sales	40	6	15
Advertising and marketing expenses	50	2	35
General and administrative expenses	(1,094)	(253)	(875)
Net impact upon earnings	$—	$—	$—

We believe the improvement in our results for 2006 reflect our progress in our turnaround and transformation efforts. Our turnaround strategy is focused on:

Strengthening the organization with a new core of talent and building a winning team. During 2006, we continued to build our core of executive talent as we hired a Concept President – O'Charley's, Chief Supply Chain Officer, Senior Corporate Counsel, Chief Information Officer, Vice President of Human Resource Development, Vice President of Communications and Vice President of Strategic Sourcing. We now believe that we have in place a management team that is substantially complete and that will be able to execute successfully our turnaround and transformation efforts. We have already benefited from the new ideas and strategies that our new team members have brought to O’Charley’s which we believe is reflected in the improvement in our fiscal 2006 consolidated operating margin. We are now working to optimize the performance of every member of our organization in order to achieve our long-term vision to be the Best of Class in food and service in our segments of the restaurant industry.

Improving the box economics through the execution of product and labor cost management and increasing same restaurant sales through new product offerings, new marketing, and a more analytical approach to menu pricing. . As a percentage of restaurant sales, cost of food and beverage and payroll and benefits costs in 2006 were both lower than in the prior-year on a consolidated basis. This was the result of a higher average check in all three of our concepts, the impact of our theoretical food cost system and our increased focus on team member and management labor productivity as well as changes we made to our restaurant-level incentive plans. We have also made the decision to gradually phase out our Kids-Eat-Free program by mid-2008 which we believe will in the short term decrease the number of our guest visits but will increase our average check and operating margin. Our intent is to increase same restaurant sales through new product offerings, our limited time or seasonal product offerings and increase in service levels.

Our ‘Project RevO’lution’ and ‘Project Dress to the Nines’ teams continue to focus on box economics by, among other initiatives, developing new team member selection and training tools, introducing new kitchen technology and engineering, capitalizing on dining room efficiencies and applying these improvements along with our rebrandings of our O’Charley’s and Ninety Nine restaurants. Another important aspect of our rebranding is the introduction of concept specific elements including new uniforms, plateware, menu designs, Curbside-To-Go service and new service standards. We have now completed 11 ‘Project RevO’lution’ rebrandings at our O’Charley’s restaurants, and 14 ‘Dressed to the Nines’ rebrandings at our Ninety Nine restaurants. We plan to complete an additional five rebrandings at O’Charley’s, and three rebrandings at Ninety Nine during the first quarter of 2007. While we still consider the rebrandings completed to date a test, we continue to be pleased with the increased sales volume following the reopening of these restaurants.

We have also developed a new prototype restaurant which features new interior and exterior color schemes, new exterior signage and a number of interior changes designed to enhance the guest experience and improve operational efficiencies in both the dining room and kitchen. All of the planned new O’Charley’s and Ninety Nine restaurants for 2007 will feature this new prototype design.

Enhancing guest satisfaction and intent to return by instilling “A Passion to Serve” SM. In 2005, we adopted the vision statement: ‘A Passion to Serve’ SM. This statement describes our commitment to our guests, each other, our stakeholders and our communities. Our vision is to be the Best of Class in food and service in our segments of the restaurant industry. We are holding ourselves to higher standards as measured by our Guest Satisfaction Index or “GSI”. Our ‘Project Rev’Olution’ and ‘Project Dressed to the Nines’ initiatives are designed to improve the guest experience. Our senior management teams at Ninety Nine and O’Charley’s have followed this roll out with a combination of in-store and market focus groups designed to solicit feedback about how we can continue to improve our delivery of great food and service. We believe that an increase in the average check requires sustainable improvement in the guest experience. We believe that we are taking the appropriate steps to generate profitable and sustainable growth while enhancing shareholder value.

Fiscal years end on the last Sunday of the calendar year. Fiscal year 2006 consisted of a 53 week year while 2005 and 2004 each consisted of 52 weeks. We have one reportable segment.

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

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The two most significant commodities that may affect our cost of food and beverage are beef and seafood, which account for approximately 19 percent to 21 percent and eight percent to ten percent, respectively, of our overall cost of food and beverage. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

Payroll and Benefits include payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries, bonuses, share-based compensation, hourly wages for restaurant level team members, payroll taxes, workers’ compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have various incentive bonus plans that compensate restaurant management for achieving certain restaurant level financial targets and performance goals.

Restaurant Operating Costs include occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization. In addition to occupancy costs, supplies, straight-line rent, supervisory salaries, bonuses, share-based compensation and related expenses, management training salaries, general liability and property insurance, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category.

Advertising and Marketing Expenses include all advertising and marketing-related expenses for the various programs that we utilize to promote traffic and brand recognition for our three restaurant concepts. This category also includes the administrative costs of our marketing departments.

General and Administrative Expenses include the costs of restaurant support center administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, share-based compensation and related expenses, data processing, legal and accounting expenses, and office expenses account for the major expenses in this category. This category also includes all recruiting, relocation and severance-related expenses.

Depreciation and Amortization Property and Equipment, primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter.

Asset Impairment and Disposals includes costs associated with the impairment of land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Impairment costs also include the write-off of certain assets at existing restaurants for remodels related to ‘Project Rev’Olution’ and ‘Dressed to the Nines’. Disposal costs include the costs incurred to prepare the asset or assets for sale including the following: repair and maintenance, clean up costs, broker commissions, independent appraisals, insurance deductibles and proceeds. Gains and/or losses associated with the sale of assets are also included in this category.

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

Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects our operating results for fiscal years 2006, 2005, and 2004 as a percentage of total revenues unless otherwise indicated. Fiscal year 2006 was comprised of 53 weeks and fiscal years 2005 and 2004 comprised of 52 weeks.

	2006	2005	2004
Revenues:
Restaurant sales	98.9%	99.1%	99.2%
Commissary sales	1.0	0.9	0.8
Franchise revenue	0.1	0.0	0.0

	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.8%	30.1%	30.2%
Payroll and benefits	33.6	34.6	33.7
Restaurant operating costs	19.0	18.7	18.3
Cost of commissary sales (2)	0.9	0.8	0.8
Advertising and marketing expenses	2.8	2.7	2.9
General and administrative expenses	5.3	4.6	4.4
Depreciation and amortization, property and equipment	4.7	4.7	4.6
Asset impairment and disposals	0.2	0.8	—
Pre-opening costs	0.5	0.7	0.7

Income from Operations	4.1	3.1	5.2
Other Expense:
Interest expense, net	1.5	1.5	1.4
Other, net	—	—	—

Earnings Before Income Taxes and Cumulative Effect of Change in
Accounting Principle	2.6	1.5	3.8
Income Taxes	0.7	0.2	1.1

Earnings Before Cumulative Effect of Change in Accounting Principle	1.9	1.3	2.7
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	—

Net Earnings	1.9%	1.3%	2.7%

(1)	As a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 87.6 percent, 90.8 percent, and 94.5 percent for fiscal years 2006, 2005, and 2004, respectively.

The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects the margin performance of each of our concepts for fiscal years 2006, 2005, and 2004 as a percentage of restaurant sales for each respective concept. Fiscal year 2006 was comprised of 53 weeks and fiscal years 2005 and 2004 comprised of 52 weeks.

	2006	2005	2004
	($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales:	$ 633.4	$ 614.2	$ 588.9

Cost and expenses (2)
Cost of food and beverage	29.8%	30.0%	30.2%
Payroll and benefits	33.3%	34.9%	33.8%
Restaurant operating costs (3)	18.7%	18.6%	18.2%

Ninety Nine Concept:
Restaurant Sales:	$ 311.9	$ 282.2	$ 251.9

Cost and expenses (2)
Cost of food and beverage	29.0%	29.6%	29.6%
Payroll and benefits	35.0%	34.8%	33.9%
Restaurant operating costs(3)	19.7%	19.0%	18.0%

Stoney River Concept:
Restaurant Sales:	$ 33.5	$ 24.9	$ 23.5

Cost and expenses(2)
Cost of food and beverage	38.6%	38.4%	35.6%
Payroll and benefits	26.8%	24.6%	25.2%
Restaurant operating costs(3)	18.4%	18.6%	21.6%

(1)	Includes results from O’Charley’s joint venture operations but excludes revenue from franchised restaurants.

(2)	Shown as a percentage of restaurant sales.

(3)	Includes rent, where 100 percent of the Ninety Nine restaurant locations are leased as compared to 58 percent for O’Charley’s and 60 percent for Stoney River.

The following tables set forth certain unaudited financial and other restaurant data relating to company-owned restaurants, unless otherwise specified:

	2006	2005	2004
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of year	225	221	206
Restaurants opened	3	13	15
Restaurants closed	(1)	(9)	—
In operation, end of year	227	225	221
Ninety Nine Restaurants:
In operation, beginning of year	109	99	87
Restaurants opened	5	10	12
In operation, end of year	114	109	99
Stoney River Restaurants:
In operation, beginning of year	7	6	6
Restaurants opened	3	1	—
In operation, end of year	10	7	6
Franchise / Joint Venture Restaurants (O’Charley’s):
In operation, beginning of year	6	2	—
Restaurants opened	4	4	2
In operation, end of year	10	6	2
Average Weekly Sales per Restaurant:
O’Charley’s	$ 52,362	$ 52,254	$ 52,703
Ninety Nine	52,722	52,619	52,777
Stoney River	78,008	77,283	75,267
Increase (Decrease) in Same Restaurant Sales (1):
O’Charley’s	(0.8)%	0.0%	3.1%
Ninety Nine	0.7%	0.7%	1.3%
Stoney River	4.0%	3.7%	6.4%
Increase (Decrease) in Same Restaurant Guest Visits (1):
O’Charley’s	(5.0)%	0.1%	3.9%
Ninety Nine	(2.2)%	1.4%	(1.7)%
Stoney River	(0.3)%	1.1%	1.1%
Increase (Decrease) in Same Restaurant Average Check per Guest (1):
O’Charley’s	4.4%	0.0%	(0.7)%
Ninety Nine	3.0%	(0.8)%	2.9%
Stoney River	4.4%	2.6%	5.3%
Average Check per Guest (2):
O’Charley’s	$ 12.04	$ 11.52	$ 11.52
Ninety Nine	14.08	13.69	13.86
Stoney River	41.72	40.56	39.53

(1)

When computing same restaurant sales, guest visits and average check per guest, restaurants open for at least 78 weeks are compared from period to period. The calculation of change in the same restaurant sales, guest visits and average check per guest for 2005 excludes the prior year sales and guest visits for O’Charley’s restaurants closed during or after Hurricane Katrina for the days they were closed.

(2)	The average check per guest is computed using all restaurants open at the end of the year.

Fiscal Year 2006 Compared with Fiscal Year 2005

Revenues

During 2006, total revenues increased $59.3 million, or 6.4 percent, to $989.5 million from $930.2 million in 2005. In 2006, we increased average check at all of our concepts, partially offset by a decrease in guest visits at all of our concepts. The increase in check average and decrease in guest counts was primarily attributable to the partial phase out of the Kids-Eat-Free program at our O’Charley’s concept, the reduction of promotional coupons and a more analytical approach to menu pricing at all of our concepts in 2006. In 2006, we had 53 weeks as compared to 52 weeks in fiscal 2005 and the estimated revenue increase associated with the 53rd week was $21.2 million. We also had a net addition of ten company-owned restaurants in 2006.

O’Charley’s company-operated restaurant sales increased $15.1 million, or 2.5 percent, to $626.3 million during 2006 as compared to $611.2 million in 2005, as a result of an increase in average check of 4.4 percent offset by a decrease in same restaurant guest visits of 5.0 percent. During 2006 we added three new and closed one company-operated O’Charley’s restaurants.

Ninety Nine restaurant sales increased $29.7 million, or 10.5 percent, to $311.9 million during 2006 as compared to $282.2 million in 2005. The year-over-year sales increase was primarily related to a same restaurant sales increase of 0.7 percent and the addition of five new restaurants during 2006. The same restaurant sales increase was comprised of a 3.0 percent increase in average check partially offset by a decrease in guest counts of 2.2 percent.

Stoney River restaurant sales increased $8.6 million, or 34.5 percent, to $33.5 million during 2006 as compared to $24.9 million in the same prior year period, as a result of same restaurant sales increases of 4.0 percent and the addition of three restaurants. The same restaurant sales increase was comprised of a 4.4 increase in average check partially offset by a decrease in guest visits of 0.3 percent.

Cost of Food and Beverage

During 2006, our cost of food and beverage was $291.8 million, or 29.8 percent of restaurant sales, compared with $277.4 million in the same prior year period, or 30.1 percent of restaurant sales, in 2005. This 30 basis point improvement in food and beverage cost as a percentage of sales in the year reflects the impact of higher average checks and lower costs for poultry, cheese and cooking oils and by a further narrowing of the gap between our theoretical and actual food costs at the O’Charley’s concept, partially offset by higher costs for beef and seafood, and higher fuel-related distribution costs.

Payroll and Benefits

During 2006, payroll and benefits were $328.8 million, or 33.6 percent of restaurant sales, compared to $318.5 million in the same prior year period, or 34.6 percent of restaurant sales, in 2005 reflecting an improvement of 100 basis points. Payroll and benefits costs as a percentage of restaurant sales were lower at the O’Charley’s concept when compared to the prior year. Reductions in employee benefits expense, management salaries, and restaurant-level bonus expense were partially offset by higher hourly wage expenses and share-based compensation. The reduction in management salaries reflects reductions in the average number of managers per restaurant in the O’Charley’s concept, while the reduction in bonus expense reflects the impact of our new performance focused bonus plans. The cost of our employee benefit plans was lower as a percentage of restaurant sales in 2006 than in 2005, reflecting reductions negotiated with certain health care plans earlier in 2006, and the implementation of our new benefit plans on September 1, 2006.

Restaurant Operating Costs

During 2006, restaurant operating costs were $185.9 million, or 19.0 percent of restaurant sales, compared to $172.4 million in the same prior year period, or 18.7 percent of restaurant sales, in the same prior year period. This 30 basis point increase is primarily the result of an increase in utility costs, and an increase in repair and maintenance.

Advertising and Marketing Expenses

During 2006, advertising and marketing expenditures increased 9.4 percent to $27.9 million from $25.5 million in 2005 and, as a percentage of total revenues, increased to 2.8 percent from 2.7 percent in prior-year. The ten basis point increase as a percentage of sales is primarily attributable to additional advertising and marketing expenditures to support our limited time menu offerings.

General and Administrative Expenses

General and administrative expenses increased 22.0 percent to $52.2 million in 2006 from $42.8 million in 2005, and as a percentage of total revenues, increased to 5.3 percent from 4.6 percent in the prior-year. This 70 basis point increase in general and administrative expenses is primarily the result of severance, recruiting and relocation expenses related to our recent management changes, an increase in incentive compensation expense, an increase in share-based compensation expense and an increase in legal expenses, partially offset by decreases in other areas. The increase in legal expense is primarily attributable to previously disclosed legal proceedings. See footnote 19 in the Notes to the consolidated financial statements for a description of these legal proceedings. The increase in share-based compensation expense is primarily attributable to restricted share expense and also includes the expensing of stock options and the employee stock purchase plan discount as a result of the adoption of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment”.

Depreciation and Amortization

During 2006, depreciation and amortization expense was $46.6 million as compared to $43.8 million in 2005 and was flat as a percentage of total revenues at 4.7 percent. The increase in deprecation and amortization is primarily attributable to the Company’s capital expenditures in 2006 and 2005.

Asset Impairment and Disposals

Our results of operations for the year ended December 31, 2006 include net charges of $2.1 million for asset impairment and disposals. This amount includes an asset impairment charge of approximately $1.6 million related to the three planned O’Charley’s restaurant closures, $1.9 million relating to one O’Charley’s restaurant and two Ninety Nine restaurants that are impaired but will remain open, and $1.0 million relating to the impairment of purchased software and assets related to the Company’s rebranding efforts. The $4.5 million charge in 2006 was offset by a net gain of $2.4 million on assets held for sale and other assets that were sold or settled. In 2005, the Company recorded impairment and disposal charges of $7.3 million related to six restaurant closures, a corporate aircraft, two restaurants that remained open and other non-operating assets.

Pre-opening Costs

During 2006, our pre-opening costs decreased approximately $1.7 million to $4.6 million, or 0.5 percent of total revenues, compared with $6.3 million in the same prior year period, or 0.7 percent of total revenues, in 2005. The 27.0 percent decrease is due to 11 company-owned restaurant openings in 2006 as compared to 24 company-owned restaurant openings in 2005.

Interest Expense

Our interest costs were $14.4 million in 2006 as compared to $14.4 million in 2005. Interest expense during 2006 reflects $125.0 million of senior subordinated notes at a fixed rate of 9.0 percent; approximately $7.0 million weighted average debt outstanding on our $125.0 million revolving credit facility; and other debt including capitalized lease obligations and prepaid financing costs. Approximately $100.0 million of the 9.0 percent senior subordinated notes have been effectively converted through interest rate swap agreements into a variable interest rate obligation based on the six-month LIBOR rate in arrears plus 3.9 percent. On October 18, 2006, we entered into a five-year $125 million secured revolving credit facility, which amended and restated our $125 million secured revolving credit facility that was scheduled to mature on November 4, 2007. This new facility is less costly to us than the facility that it replaced, and we believe that it provides us with greater financial flexibility. At December 31, 2006, there were no amounts outstanding under the new credit facility.

Income Taxes

During 2006, our income tax expense increased $5.2 million to $7.2 million, or 0.7 percent of total revenues, compared with $2.0 million, or 0.2 percent of total revenues, in 2005. Our effective tax rate was 27.6 percent in 2006 compared to 14.3 percent in 2005. This increase was primarily attributable to higher 2006 pretax earnings.

Fiscal Year 2005 Compared with Fiscal Year 2004

Revenues

During 2005, total revenues increased $58.8 million, or 6.7 percent, to $930.2 million from $871.4 million in 2004. In 2005, we averaged 337 restaurants in operation per quarter as compared to 317 restaurants in operation per quarter in 2004.

O’Charley’s company-operated restaurant sales increased $22.8 million, or 3.9 percent, to $611.2 million during 2005, as a result of the net addition of four new restaurants during 2005. Same restaurant sales were flat for the year.

Ninety Nine restaurant sales increased $30.3 million, or 12.0 percent, to $282.2 million during 2005. The year-over-year sales increase was primarily related to a same restaurant sales increase of 0.7 percent and the addition of ten new restaurants during 2005. The same restaurant sales increase was comprised of a 1.4 percent increase in guest counts offset by a decrease in check average of 0.8 percent.

Stoney River restaurant sales increased $1.4 million, or 6.0 percent, to $24.9 million during 2005, as a result of same restaurant sales increases of 3.7 percent. The 3.7 percent same restaurant sales increase was comprised of a 2.6 percent improvement in the average check and a 1.1 percent increase in guest counts.

Cost of Food and Beverage

While our cost of food and beverage in 2005 was lower than 2004 by 0.1 percent as a percentage of sales it was higher than we anticipated, due in part to our traffic-building promotions, higher distribution costs and higher costs associated with the opening of the Bellingham distribution center. Reductions in poultry costs were offset by increases in produce costs resulting from weather related crop damage, and increased seafood costs.

Payroll and Benefits

During 2005, payroll and benefits increased 90 basis points as a percentage of restaurant sales compared to the same prior-year period. Higher average wage and benefit rates and declines in productivity contributed to the increase as well as an increase in the hourly health care plans in 2005 as compared to 2004.

Restaurant Operating Costs

Restaurant operating costs as a percentage of restaurant sales increased 40 basis points during 2005. Increases in packaging costs, higher energy costs and repairs and maintenance costs resulted in the year-over-year increase. The higher packaging costs were the result of an increase in packaging material costs combined with increases in our to-go sales. The increase in energy costs were primarily associated with natural gas price increases.

Advertising and Marketing Expenses

During 2005, our advertising and marketing costs decreased $0.2 million to $25.5 million, or 2.7 percent of total revenues, compared with $25.7 million, or 2.9 percent of total revenues, in 2004. The decrease in advertising and marketing expenditures as a percentage of total revenues is primarily due to the use of the same promotional calendar on a year-over-year basis, enabling us to utilize some print and television media which were produced in the prior years.

General and Administrative Expenses

During 2005, our general and administrative costs increased $4.4 million to $42.8 million, or 4.6 percent of total revenues, compared with $38.4 million, or 4.4 percent of total revenues, in 2004. General and administrative expenses increased in 2005 as compared to 2004 primarily because of $1.5 million in severance and consulting expenses associated with the financial system conversion project. We also incurred approximately $0.8 million in severance and recruiting expenses in 2005 associated with previously announced management changes. In 2004, we incurred severance and related costs of approximately $1.2 million associated with the organizational changes that were implemented during the third and fourth quarter of 2004.

Depreciation and Amortization

During 2005, our depreciation and amortization costs increased $4.0 million to $43.8 million, or 4.7 percent of total revenues, compared with $39.8 million, or 4.6 percent of total revenues, in 2004. The 10.1percent increase is primarily attributable to additions of long-lived assets of $68.8 million during 2005.

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

Pre-opening Costs

During 2005, our pre-opening costs increased $0.4 million to $6.3 million, or 0.7 percent of total revenues, compared with $5.9 million, or 0.7 percent of total revenues, in 2004. The 6.1 percent increase is due to timing of restaurant openings and the increased costs incurred for opening the first Stoney River restaurant since 2002.

Interest Expense

During 2005, our interest costs increased $1.8 million to $14.4 million, or 1.5 percent of total revenues, compared with $12.6 million, or 1.4 percent of total revenues, in 2004. The 14.0 percent increase is due to higher short-term interest rates on our variable rate debt. Interest expense during 2005 reflects $125.0 million of senior subordinated notes at a fixed rate of 9.0 percent; approximately $15.7 million weighted average debt outstanding on our $125.0 million revolving credit facility at one-month LIBOR plus 1.25 percent; and other debt including capitalized lease obligations and prepaid financing costs. Approximately $100.0 million of the 9.0 percent senior subordinated notes have been effectively converted through interest rate swap agreements into a variable interest rate obligation based on the six-month LIBOR rate in arrears plus 3.9 percent.

Income Taxes

During 2005, our income tax expense decreased $7.4 million to $2.0 million, or 0.2 percent of total revenues, compared with $9.4 million, or 1.1 percent of total revenues, in 2004. Our effective tax rate of 28.6 percent in 2004 dropped to 14.3 percent in 2005. This decrease was primarily attributable to higher 2005 tax credits and lower 2005 pre-tax earnings.

Outlook

We expect to report net earnings per diluted share of between $0.27 and $0.32 for the 16-week period ending April 22, 2007, and net earnings per diluted share of between $1.00 and $1.10 for the fiscal year ending December 30, 2007. Projected results for the quarter and the year are based upon anticipated same restaurant sales increases of less than 2 percent for the O’Charley’s and Ninety Nine concepts, and continued year-over-year improvement in restaurant-level margins. In 2007, we expect to open between four and six new O’Charley’s company-operated restaurants, between three and five new Ninety Nine restaurants, and one or two new Stoney River restaurants. Although we have not yet decided to proceed with a full roll-out of these projects, we anticipate between 20 and 30 ‘Project RevO’lution’ rebrandings at O’Charley’s. We also expect to complete approximately 30 ‘Dressed to the Nines’ rebrandings at Ninety Nine. The training expenses and asset write-offs associated with these rebrandings are expected to have a negative impact on net earnings in 2007. We have locked in our pricing for approximately 90 percent of our annual requirements for poultry and approximately 85 percent of our annual requirement for pork. Compared to 2006, our contracted pricing for 2007 is approximately flat for poultry and more than 10 percent lower for pork. Given the current conditions in the beef market we have only locked in pricing for most of the projected needs for the first quarter of 2007. Our guidance for the first quarter and full year 2007 does not reflect any impact for charges or expenses arising from decisions we may make during 2007 as part of our turnaround efforts.

Our earnings guidance for the 2007 fiscal year represents a reduction from the preliminary guidance that we offered on October 26, 2006 due to a more challenging sales environment, and the subsequent passage of minimum wage increases in a number of states. Adjusting for the impact of the 53rd week, and the charges for asset impairments and disposals and severance and related costs in 2006, our full-year guidance for 2007 anticipates an increase in net earnings per diluted share of between 25 percent and 35 percent. We plan to continue to execute all elements of our plan, including improving the overall guest experience in our restaurants, managing our margins, and instilling ‘A Passion to Serve’™ throughout our organization.

Liquidity and Capital Resources

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development. We do not believe this indicates a lack of liquidity. To the extent operations generate cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. As previously announced, we have slowed our restaurant development in order to focus on improving the performance of our existing restaurants. We opened three Company-owned O’Charley’s restaurants, five Ninety Nine restaurants and three Stoney River restaurant during 2006.

On October 18, 2006, we entered into a Second Amended and Restated Credit Agreement, dated as of October 18, 2006 (the “Credit Agreement”). The Credit Agreement amended and restated our existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement provides for a five-year, $125.0 million revolving credit facility and permits us to request an increase in the principal amount of the facility of up to $25 million. At December 31, 2006, we had no amounts outstanding on the revolving credit facility except for approximately $9.3 million in letters of credit which reduced our available borrowings under the Credit Agreement.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires us to comply with certain financial covenants, including adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio. We were in compliance with such covenants at December 31, 2006.

The interest rates per annum applicable to loans outstanding under the Credit Agreement will, at our option, be equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.0 percent to 0.5 percent in the case of base rate loans and 0.75 percent to 1.25 percent in the case of LIBOR rate loans), depending on our senior secured leverage ratio. At December 31, 2006, our margin applicable to LIBOR loans was 0.75 percent. In addition to the interest payments required under the Credit Agreement, we are required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25 percent to 0.375 percent per annum, depending on our senior secured leverage ratio.

Our obligations under the Credit Agreement are secured by liens on substantially all of our assets, including a pledge of the capital stock of our material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011. From time to time, we have entered into interest rate swap agreements with certain financial institutions. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0 percent senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013. Our weighted average interest rate for the years ended December 31, 2006 and December 25, 2005 was 8.7 percent and 7.8 percent, respectively.

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

In 2006, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, new equipment and improvements at our Quality Product Center, and technological improvements at our restaurant support center. The Company did not finance any capital expenditures during the year ended December 31, 2006. During the year ended December 25, 2005, new equipment financed through capitalized lease obligations was $4.5 million. Capital expenditures for the years ended December 31, 2006 and December 25, 2005 were as follows:

	December 31,	December 25,
	2006	2005
	(in thousands)
New restaurant capital expenditures	$31,353	$46,889
Other capital expenditures	22,263	21,889
Total capital expenditures	$53,616	$68,778

We expect capital expenditures in 2007 to be between $55.0 million and $60.0 million. As part of our focus on improving results in our existing restaurants, we plan to develop and open fewer restaurants in 2007 than we have developed prior to 2006. We expect to open between four and six new company-owned O’Charley’s restaurants, between three and five new Ninety Nine restaurants, and one or two new Stoney River restaurants in 2007. Our capital expenditure projections for 2007 include between 20 and 30 ‘Project Rev’Olution’ rebrandings for our O’Charley’s concept and approximately 30 ‘Dressed to the Nines’ rebrandings for our Ninety Nine concept.

The following tables set forth our capital structure and certain financial ratios and financial data at and for the fiscal years ended December 31, 2006 and December 25, 2005:

	December 31,		December 25,
	2006		2005
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$—	0.0%	$22,000	4.1%
Secured mortgage note payable	102	0.0	125	0.0
GE Capital Financing arrangement	1,197	0.2	1,241	0.2
Note payable to Stoney River managing partners	393	0.0	—	0.0
Capitalized lease obligations	27,665	5.2	37,317	7.0
Total senior debt	29,357	5.4	60,683	11.3
Senior subordinated notes	125,000	23.4	125,000	23.4
Total debt(1)(2)	154,357	28.8	185,683	34.7
Shareholders’ equity	380,826	71.2	349,588	65.3
Total capitalization	$535,183	100.0%	$535,271	100.0%
Adjusted total debt(1)(3)	$419,109		$432,555
Adjusted total capitalization(1)(3)	$799,935		$782,143
EBITDA(1)(4)	$91,613		$79,157

	As of and for the year ended
	December 31,		December 25,
	2006		2005
	($ in thousands)
EBITDA(1)(4)	$91,613		$79,157
Ratio of total debt to EBITDA	1.7	x	2.3	x
Ratio of EBITDA to interest expense, net	6.4	x	5.5	x
Ratio of total debt to total capitalization	29%		35%
Ratio of adjusted total debt to adjusted total capitalization	52%		55%

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

(2)

Total debt represents the long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion as reflected in our consolidated balance sheets:

	Fiscal Years
	2006	2005
	(in thousands)
Current portion of long-term debt and capitalized lease obligations	$ 9,812	$ 10,975
Add:
Long-term debt, excluding current portion	126,540	148,299
Capitalized lease obligations, excluding current portion	18,005	26,409

Total debt	$154,357	$185,683

(3)

Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 53 and 52 weeks ended December 31, 2006 and December 25, 2005, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 53 and 52 weeks ended December 31, 2006 and December 25, 2005, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	Fiscal Years
	2006	2005
	(in thousands)
Current portion of long-term debt and capitalized leases	$9,812	$10,975
Add:
Long-term debt, excluding current portion	126,540	148,299
Capitalized lease obligations, less current portion	18,005	26,409
Total debt	154,357	185,683
Add eight times rent expense	264,752	246,872
Adjusted total debt	419,109	432,555
Add:
Shareholders’ equity	380,826	349,588
Adjusted total capitalization	$799,935	$782,143

(4)

EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, asset impairments, and non-operating charges, as defined in our credit agreement. The following tables reconcile EBITDA, as described above, to net earnings, and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	Fiscal Years
	2006	2005
	(in thousands)
Net earnings	$18,890	$11,878
Add:
Income tax expense	7,200	1,904
Interest expense, net	14,401	14,374
Asset impairments	4,508	7,195
Depreciation and amortization	46,614	43,806
EBITDA	$91,613	$79,157

	Fiscal Years
	2006	2005
	(in thousands)
Cash flows provided by operating activities	$ 83,141	$ 62,732
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Deferred income taxes	7,495	3,653
Expense related to share-based compensation	(2,655)	(485)
Amortization of deferred gain on sale-leasebacks	1,077	1,056
Gain (loss) on the sale of assets held for sale and other assets dispositions	1,835	(358)
Changes in operating assets and liabilities	(17,425)	1,312
Changes in long-term assets and liabilities	(2,114)	(2,931)
Tax benefit derived from exercise of stock options	—	(674)
Income tax expense	7,200	1,904
Interest expense	13,059	12,948

EBITDA	$ 91,613	$ 79,157

Based upon the current level of operations and anticipated growth for our restaurant concepts, we believe that cash flow from operations and borrowings under our Credit Agreement are sufficient to fund our working capital needs over at least the next 12 months. There can be no assurances that such sources of financing will be available to us or that any such financing would not negatively impact our earnings. Contractual Obligations and Commercial Commitments

The following tables set forth our contractual obligations and commercial commitments at December 31, 2006.

		Payments Due by Period
		Less			More
		than			than
	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
Contractual Obligation	(in thousands)
Long-term debt	$126,692	$152	$325	$302	$125,913
Capitalized lease obligations(1)	29,885	10,724	15,424	3,737	—
Operating leases	429,516	31,631	62,210	59,949	275,726
Unconditional purchase obligations(2)	67,444	52,226	5,553	3,793	5,872
Total contractual obligations	$653,537	$94,733	$83,512	$67,781	$407,511

Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Committed	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Years
(in thousands)
Line of credit(3)	$ 125,000	—	—	$ 125,000	—

____________

(1)	Capitalized lease obligations include the $2.2 million interest component.

(2)

These purchase obligations are primarily food obligations with fixed volume with variable pricing that can fluctuate within a contracted range and a fixed beverage contract. In situations where the price is based on market prices, we use the existing market prices at December 31, 2006 to determine the amount of the obligation. Of the total unconditional purchase obligations shown, $49 million is based on variable pricing.

(3)

This pertains to our revolving credit facility. At December 31, 2006, we had no amounts outstanding on this revolving credit facility. We have approximately $9.3 million of outstanding letters of credit as of December 31, 2006 which reduces the capacity of the revolving credit facility but is not funded debt. As of December 31, 2006, we have approximately $115.7 million remaining borrowing capacity under our revolving credit facility. As noted in Footnote 10 in the Notes to the audited Consolidated Financial Statements this credit facility was amended and restated on October 18, 2006 with a maturity date of October 18, 2011.

Joint Ventures and Franchise Arrangements

In connection with our franchising initiative, we may from time to time enter into joint venture arrangements to develop and operate O’Charley’s restaurants. For any franchisee in which we have an ownership interest, we may make loans to the joint venture entity and/or guarantee certain of its debt and obligations.

To date, we have invested in two joint ventures for the development of O’Charley’s restaurants. On August 20, 2004, we invested in a joint venture for the development of three O’Charley’s restaurants in certain markets in Southern Louisiana. On November 8, 2004, we invested in a joint venture for the development of three O’Charley’s restaurants in Wisconsin. Under the terms of the Limited Liability Company Agreements for both of the joint ventures, ownership of the joint venture entity is shared equally between us and our joint venture partner. The joint venture entity is managed by a Board of Managers composed of two individuals designated by the joint venture partner and two individuals designated by us. The joint venture partner was required to make capital contributions in the aggregate amount of $500,000 to the joint venture entity and we agreed to make initial loans to the joint venture entity in the maximum principal amount of $750,000. The loans are secured by substantially all of the assets of the joint venture entity and are partially guaranteed by the joint venture partner.

In order to assist this first joint venture (JFC Enterprises, LLC) to open its restaurants, we decided to make additional loans to the joint venture, and as of December 31, 2006, we had advanced a total of approximately $8.4 million to the joint venture. In addition, the joint venture has been given access to a $1.2 million loan through GE Capital Franchise Finance Corporation which we guarantee. These loans funded most of the investment in the building and equipment, and the start-up and operating losses incurred in the joint venture’s restaurants. Although we are not obligated to do so, we are likely to fund future operating losses.

In similar fashion to our first joint venture, in order to assist our second joint venture (WI-Tenn Restaurants, LLC) to open its restaurants, we decided to make additional loans to the joint venture, and as of December 31, 2006, we had advanced a total of approximately $3.5 million to the joint venture. This loan funded most of the investment in the building and equipment, and the start-up and operating losses incurred in the joint venture’s restaurants.

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

On December 30, 2003, we entered into a multi-unit franchise agreement with Meritage Hospitality Group, Inc. (“Meritage”) a franchisee, to develop and operate O’Charley’s restaurants in Michigan. The agreement specifies the franchisee will develop 15 new O’Charley’s restaurants.

The franchising arrangement required us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee were $50,000 each for the first two restaurants and $25,000 each for the remaining 13 restaurants. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $212,500 as development fees at the closing of the agreement, which represents half of the fees associated with the 15 restaurants agreed upon. The franchisee is required to pay the other half of the development fee to us as each new restaurant opens. We recognized in income $25,000, $100,000 and $50,000 in development fees in fiscal 2006, 2005 and 2004 related to the opening of franchised restaurants. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

On May 19, 2006, Meritage and certain of its affiliated entities, which franchise five O’Charley’s restaurants in Michigan, filed suit against us in the United States District Court for the Western District of Michigan. The suit alleged that we engaged in fraud and violations of the Michigan Franchise Investment Law and Michigan Consumer Protection Act in connection with Meritage becoming a franchisee of our O’Charley’s restaurant concept. The suit sought rescission of the development agreement and five franchise agreements with us and related damages. During the first quarter of fiscal 2007, we entered into a general release with Meritage pursuant to which Meritage agreed to dismiss the litigation filed by them and we agreed to make certain financial and other accommodations to Meritage under the terms of their development and franchise agreements.

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

On May 18, 2005, we entered into a Development Agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants over the next eight years, with a minimum of three new O’Charley’s restaurants expected to be open by the end of 2007. The initial development plans are expected to focus on the Tampa, Florida, Orlando, Florida, Western Pennsylvania and Northern Ohio markets.

The franchising arrangement requires us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining restaurants in each of its four granted areas. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $500,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to us as each new restaurant opens. The Company recognized in income $50,000 in development fees in fiscal 2006 related to the opening of a franchised restaurant. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

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

Our critical accounting policies are as follows:

•	Lease accounting

•	Share-based compensation

•	Property and equipment

•	Goodwill and trademarks

•	Impairment of long-lived assets

•	Tax provision and related financial statement items

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

Our policy for lease accounting involves recognizing rent on a straight-line basis from the time we are committed to a leased property, which is when all contingencies associated with the delivery of the property by the landlord are taken care of, to the end of the lease term, inclusive of one renewal period. The term, for purposes of straight-line rent calculations and the useful life over which leasehold improvements are depreciated, is the shorter of the estimated useful life of the leased property or the base lease term, inclusive of one renewal period. We also recognize tenant allowances as a deferred rent liability and amortize them over the lease term, inclusive of one renewal period.

Share-Based Compensation

Prior to the adoption of SFAS 123R, we did not record stock option expense and presented a proforma disclosure. We did however record the expense of restricted (non-vested) awards.  Effective December 26, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments including stock options. We have adopted the provisions of SFAS 123R using the modified prospective method of adoption.  As a result, share-based compensation for fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted prior to, but not vested as of December 25, 2005, as well as compensation cost for new share-based awards granted during 2006.

Under the Black-Scholes Merton option-pricing model we estimated volatility using only historical share price performance over the expected life of the option. Results of prior periods do not reflect any restated amounts upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for restricted awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. In addition, SFAS No. 123R also requires that compensation expense be recognized for only the portion of options and restricted awards that are expected to vest. Therefore, an estimated forfeiture rate derived from historical employee terminations is applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award was in-substance, multiple awards. We have retained a third party to estimate our forfeiture rate. In addition, upon the adoption of SFAS No. 123R we began expensing the discount associated with our employee stock purchase plan based on the actual discount received.

Property and Equipment

The Company has $464.1 million of property and equipment net of accumulated depreciation at December 31, 2006. As discussed in Note 1 to the consolidated financial statements, our property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives: building and improvements-30 years; furniture, fixtures and equipment-3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capital leases is amortized to its expected value at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.

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

At December 31, 2006, we have $93.4 million in goodwill and $25.9 million in indefinite life intangible assets shown on our consolidated balance sheets related primarily to the acquisition of Ninety Nine restaurants. The determination of the estimated useful lives and whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to successfully integrate the Ninety Nine concept and to maintain the financial performance that this concept has experienced over its recent history. We have relied on the judgments of outside valuation experts in evaluating the carrying value of our goodwill and other intangible assets. Changes in strategy, new accounting pronouncements and/or market conditions may result in future impairment of recorded asset balances.

On January 27, 2003, we acquired Ninety Nine restaurants for $116 million in cash and approximately 2.34 million shares of our common stock. We completed a valuation of the assets and liabilities of Ninety Nine and allocated the purchase price to the acquired tangible and intangible assets and liabilities, including $25.9 million related to trademarks, with the remaining amount of $93.1 million being allocated to goodwill. We selected the first day of each new fiscal year as the date on which we will test the goodwill and trademarks for impairment. We completed a valuation of the goodwill pursuant to SFAS No. 142 as of January 1, 2007, the first day of fiscal 2007 and our valuation showed that the fair value of the reporting unit exceeded its net book value and no impairment charge was needed.

Impairment of Long-Lived Assets

As discussed in Note 1 to the consolidated financial statements, SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

The judgments made related to the ultimate expected useful life and our ability to realize undiscounted cash flows in excess of the carrying value of an asset are affected by such issues as ongoing maintenance of the asset, continued development of a given market within which a restaurant operates, including the presence of traffic generating businesses in the area, and our ability to operate the restaurant efficiently and effectively. We assess the projected cash flows and carrying values at the restaurant level, whenever events or changes in circumstances indicate that the long-lived assets associated with a restaurant may not be recoverable.

We believe that our accounting policy for impairment of long-lived assets provides reasonable assurance that any assets that are impaired are written down to their fair value and a charge is taken in operating earnings on a timely basis. During the year ended December 31, 2006, we took an impairment charge of $4.5 million for three O’Charley’s restaurants that we plan to close and for one O’Charley’s restaurant and two Ninety Nine restaurants that will remain open. We also recorded charges for purchased software that is not longer in use and for asset write-offs relating to our ‘Project RevO’lution’ and ‘Dressed to the Nines’ rebranding efforts. The $4.5 million charge in 2006 was offset by a net gain of $2.4 million on assets held for sale and assets sold or otherwise settled that were not held for sale. During the year ended December 25, 2005, we took an impairment charge of $7.2 million for eight O’Charley’s restaurants and a corporate aircraft.

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

As part of the computation of the income tax provision, we identify and measure deferred tax assets and liabilities. We weigh available evidence in determining the realization of deferred tax assets. Available evidence includes historical, current and future financial performance of the Company. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If we determine it is more likely than not that some portion or all of the deferred tax asset will not be recognized, the deferred tax asset will be reduced by a valuation allowance. At December 31, 2006, the Company had deferred tax valuation allowance of $4.3 million.

Recently Issued Accounting Pronouncements

On March 28, 2006, the FASB issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. The adoption of EITF 06-03 is not expected to have a material impact on our 2007 results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our 2007 results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS No. 157 will have on our 2008 results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements, and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our 2006 results of operations or financial position.

In September 2006, the FASB issued FASB Staff Position (“FSP”) American Institute of Certified Public Accountants Industry Audit Guide (“AUG AIR-1”) “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard is not expected to have a material impact on our 2007 consolidated financial position or results of operations.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact SFAS No. 159 will have on our 2008 results of operations or financial position.

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

As an additional method of managing our interest rate exposure on our credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving facility. At December 31, 2006, the Company did not have any swaps outstanding to manage the interest rate exposure of our credit facility.

At December 31, 2006 and December 25, 2005, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

O’CHARLEY’S INC.

Page
Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets at December 31, 2006 and December 25, 2005	38
Consolidated Statements of Earnings for the Years Ended December 31, 2006, December 25, 2005, and December 26, 2004	39
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, December 25, 2005, and December 26, 2004	40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, December 25, 2005, and December 26, 2004	41
Notes to the Consolidated Financial Statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

O’Charley’s Inc.:

We have audited the consolidated balance sheets of O’Charley’s Inc. and subsidiaries (the Company) as of December 31, 2006 and December 25, 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O’Charley’s Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006 and changed its method of accounting for certain asset retirement obligations in 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee

March 14, 2007

CONSOLIDATED BALANCE SHEETS

	December 31,	December 25,
	2006	2005
	(dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$ 19,923	$ 5,699
Accounts receivable, less allowance for doubtful accounts of $175 in 2006 and $107 in 2005	14,903	12,852
Inventories	30,895	45,629
Deferred income taxes	8,269	9,838
Assets held for sale	1,962	5,708
Other current assets	4,797	4,399
Total current assets	80,749	84,125
Property and Equipment, net	464,107	464,048
Goodwill	93,381	93,074
Intangible Asset	25,921	25,921
Other Assets	22,354	20,442
Total Assets	$ 686,512	$ 687,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$ 17,548	$ 21,874
Accrued payroll and related expenses	21,267	19,132
Accrued expenses	24,515	22,308
Deferred revenue	19,765	21,393
Federal, state and local taxes	17,436	10,713
Current portion of long-term debt and capitalized lease obligations	9,812	10,975
Total current liabilities	110,343	106,395
Deferred Income Taxes	—	7,407
Other Liabilities	50,798	49,512
Long-Term Debt, less current portion	126,540	148,299
Capitalized Lease Obligations, less current portion	18,005	26,409
Shareholders’ Equity:
Common stock—No par value; authorized, 50,000,000 shares; issued and outstanding, 23,654,745 in 2006 and 22,988,401 in 2005	193,690	185,374
Unearned compensation	—	(4,027)
Accumulated other comprehensive loss, net of tax	—	(5)
Retained earnings	187,136	168,246
Total shareholders’ equity	380,826	349,588
Total Liabilities and Shareholders’ Equity	$ 686,512	$ 687,610

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended
	December 31,	December 25,	December 26,
	2006	2005	2004
	(in thousands, except per share data)
Revenues:
Restaurant sales	$978,751	$921,329	$864,259
Commissary sales	10,345	8,498	7,035
Franchise revenue	428	361	92
	989,524	930,188	871,386

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	291,759	277,391	260,846
Payroll and benefits	328,809	318,513	291,098
Restaurant operating costs	185,938	172,417	157,732
Cost of commissary sales	9,065	7,716	6,646
Advertising and marketing expenses	27,917	25,470	25,656
General and administrative expenses	52,211	42,823	38,401
Depreciation and amortization, property and equipment	46,614	43,806	39,798
Asset impairment and disposals	2,098	7,335	16
Pre-opening costs	4,628	6,271	5,908
	949,039	901,742	826,101
Income from Operations	40,485	28,446	45,285
Other Expense / (Income):
Interest expense, net	14,401	14,374	12,604
Other, net	(6)	42	—
	14,395	14,416	12,604

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	26,090	14,030	32,681
Income Taxes	7,200	2,001	9,362
Earnings Before Cumulative Effect of Change in Accounting Principle	18,890	12,029	23,319
Cumulative Effect of Change in Accounting Principle, net of tax	—	(151)	—
Net Earnings	$18,890	$11,878	$23,319
Basic Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.81	$0.53	$1.05
Cumulative Effect of Change in Accounting Principle, net of tax	—	(0.01)	—
Basic Earnings Per Common Share	$0.81	$0.52	$1.05
Diluted Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.80	$0.52	$1.03
Cumulative Effect of Change in Accounting Principle, net of tax	—	(0.01)	—
Diluted Earnings Per Common Share	$0.80	$0.51	$1.03

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

				Accumulated
				Other
	Common Stock		Unearned	Comprehensive	Retained
	Shares	Amount	Compensation	Loss, net	Earnings	Total
	(in thousands)
Balance, December 28, 2003	22,118	$170,008	$(2,351)	$(519)	$133,049	$300,187
Comprehensive income:
Net earnings	—	—	—	—	23,319	23,319
Unrealized change in market value of derivatives, net of tax	—	—	—	295	—	295
Total comprehensive income						23,614
Exercise of employee stock options including tax benefits (net of shares tendered)	248	2,495	—	—	—	2,495
Shares issued under CHUX Ownership Plan	147	2,136	—	—	—	2,136
Restricted share issuances	8	2,249	(2,249)	—	—	—
Restricted stock compensation expense	—	1,237	934	—	—	2,171
Donation of stock	8	137	—	—	—	137
Balance, December 26, 2004	22,529	178,262	(3,666)	(224)	156,368	330,740
Comprehensive income:
Net earnings	—	—	—	—	11,878	11,878
Unrealized change in market value of derivatives, net of tax	—	—	—	219	—	219
Total comprehensive income						12,097
Exercise of employee stock options including tax benefits (net of shares tendered)	286	4,135	—	—	—	4,135
Shares issued under CHUX Ownership Plan	146	2,131		—	—	2,131
Restricted share issuances	27	1,490	(1,490)	—	—	—
Restricted stock compensation expense	—	(644)	1,129	—	—	485
Balance, December 25, 2005	22,988	185,374	(4,027)	(5)	168,246	349,588
Comprehensive income:
Net earnings	—	—	—	—	18,890	18,890
Unrealized change in market value of derivatives, net of tax	—	—	—	5	—	5
Total comprehensive income						18,895
Exercise of employee stock options including tax benefits (net of shares tendered)	502	7,879	—	—	—	7,879
Shares issued under CHUX Ownership Plan	126	1,809		—	—	1,809
Reversal of unearned compensation based upon the adoption of SFAS No. 123R	—	(4,027)	4,027	—	—	—
Share-based compensation expense	39	2,655	—	—	—	2,655
Balance, December 31, 2006	23,655	$193,690	$—	$ —	$187,136	$380,826

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 25,	December 26,
	2006	2005	2004
	(in thousands)
Cash Flows from Operating Activities:
Net earnings	$ 18,890	$ 11,878	$ 23,319
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	46,614	43,806	39,798
Amortization of debt issuance costs	1,342	1,426	1,449
Deferred income taxes	(7,495)	(3,653)	(464)
Share-based compensation	2,655	485	2,171
Amortization of deferred gain on sale-leasebacks	(1,077)	(1,056)	(1,055)
Loss on the sale and involuntary conversion of assets	139	233	215
Asset impairment and disposals	2,534	7,335	16
Donation of stock	—	—	137
Changes in assets and liabilities:
Accounts receivable	(2,051)	(3,274)	(734)
Inventories	14,734	(12,006)	(11,612)
Other current assets	(398)	377	(1,078)
Trade accounts payable	(4,326)	7,615	(1,128)
Deferred revenue	(1,628)	2,183	3,768
Accrued payroll and other accrued expenses, and federal, state and local taxes	11,094	3,778	10,426
Other long-term assets and liabilities	2,114	2,931	4,046
Tax benefit derived from exercise of stock options	—	674	1,224
Net cash provided by operating activities	83,141	62,732	70,498
Cash Flows from Investing Activities:
Additions to property and equipment	(53,616)	(68,778)	(60,491)
Proceeds from the sale of assets	7,917	3,364	1,943
Other, net	(177)	1,987	3,246
Net cash used in investing activities	(45,876)	(63,427)	(55,302)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	5,885	4,454
Payments on long-term debt and capitalized lease obligations	(31,718)	(15,855)	(33,799)
Excess tax benefit from share-based payments	818	—	—
Proceeds from sale and lease-back transactions	—	—	12,090
Minority interest in joint ventures	—	—	750
Debt issuance costs	(1,011)	—	(900)
Exercise of employee incentive stock options and issuances under stock purchase plan	8,870	5,592	3,407
Net cash used in financing activities	(23,041)	(4,378)	(13,998)
Increase (decrease) in cash and cash equivalents	14,224	(5,073)	1,198
Cash and cash equivalents at beginning of the year	5,699	10,772	9,574
Cash and cash equivalents at end of the year	$ 19,923	$ 5,699	$ 10,772

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

O’Charley’s Inc. (the “Company”) owns and operates 227 (at December 31, 2006) full-service restaurant facilities in 16 Southeastern and Midwestern states under the trade name “O’Charley’s”, 114 full-service restaurant facilities in nine Northeastern states under the trade name “Ninety Nine Restaurants”, and ten full-service restaurant facilities under the trade name “Stoney River Legendary Steaks.” As of December 31, 2006, the Company had six franchised O’Charley’s restaurants including five franchised O’Charley’s restaurants in Michigan and one franchised O'Charley's restaurant in Ohio. As of December 31, 2006 the Company had three joint venture O’Charley’s restaurants in Louisiana, and one joint venture O'Charley's restaurant in Wisconsin, in which the Company has an ownership interest. The Company’s fiscal year ends on the last Sunday in December. Fiscal years presented were comprised of 53 weeks in 2006 and 52 weeks in 2005 and 2004. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries plus the accounts of the joint ventures (See note below regarding “Investment in Joint Ventures”). All significant intercompany transactions and balances have been eliminated.

Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of $24.8 million and $3.4 million at December 31, 2006 and December 25, 2005, respectively. These cash equivalents consist entirely of overnight repurchase agreements of government securities.

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

Operating Leases. The Company has land and building leases that are recorded as operating leases. Most of the leases have rent escalation clauses and some have rent holiday and contingent rent provisions. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin (“FTB”) No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” the rent expense under these leases is recognized on the straight-line basis. The Company uses a lease life or expected lease term that generally is inclusive of one renewal period and begins on the date that the Company becomes legally obligated under the lease.

Certain leases provide for rent holidays, which are included in the lease life used for the straight-line rent calculation in accordance with FTB No. 88-1, “Issues Relating to Accounting for Leases.” Rent expense and an accrued rent liability are recorded during the rent holiday periods, during which the Company has possession of and access to the property, including the pre-opening period during construction, but is typically not required or obligated to, and normally does not, make rent payments.

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

Pre-opening Costs represent costs incurred prior to a restaurant opening and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when the Company has waived any contingencies regarding use of the leased property and the date on which the restaurant opens.

Investment in Affiliated Company. The Company has an approximate 8 percent ownership interest in a joint venture to operate a restaurant concept in Chicago, Illinois. The Company is not the primary beneficiary as defined by FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, and accounts for its investment using the equity method.

Investment in Joint Ventures. The Company has a 50 percent interest in two joint ventures to operate O’Charley’s restaurants. Under FIN No. 46(R), the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities. Since the Company currently bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46(R), the Company consolidates the joint ventures in its consolidated financial statements. The JFC Enterprise, LLC, joint venture partner has neither the obligation nor the ability to contribute their proportionate share of expected future losses. Such losses may require additional financial support from the Company. The Wi-Tenn Restaurants, LLC, joint venture partner relied on the Company to assist it in funding the construction and development of its first restaurant. In addition, subsequent to the opening of its first restaurant during the fourth quarter of 2006, and in accordance with the agreement with the joint venture partner, the Company has provided a revolving credit agreement which the joint venture can use to operate its first restaurant.

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

Asset Retirement Obligations. The Company has determined that it has potential obligations for certain of its restaurant-level assets. Specifically, the Company has the obligation to remove certain assets from its restaurants at the end of the lease term and therefore records asset retirement obligations. In 2005, the Company adopted FASB Interpretation No.47 which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations. As a result, we incurred an after-tax charge of $0.2 million, or $0.01 per diluted share, which was recorded as a cumulative effect of a change in accounting principle for 2005.

Managing Partner Program for Stoney River. The Company has established a “managing partner program” for the general managers of its Stoney River restaurants pursuant to which each general manager had the opportunity to acquire a six percent interest in the limited liability company that owns the restaurant that the general manager manages in exchange for a capital contribution to that subsidiary. The general managers at four of the Stoney River restaurants each acquired a six percent interest in their restaurant for a capital contribution of $25,000. Upon the fifth anniversary of the managing partner’s capital contribution to the subsidiary, the Company has the option, but not the obligation, to purchase the managing partner’s six percent interest for fair market value. Under the terms of the agreements between the Company and each managing partner, fair market value would be determined by negotiations between the parties. If such negotiations did not result in an agreement on value, a third-party appraisal process would be used to determine fair market value.

On a quarterly basis, the managing partner receives an allocation and distribution of six percent of the operating profit of his or her restaurant. Upon termination, a managing partner’s interest would be repurchased by the Company at the value of the managing partner’s capital account under the terms of the agreement between the Company and each managing partner, which is generally based on the managing partner’s capital contributions plus respective allocations of the operating profit or losses of his or her restaurant as described above less distributions to the respective managing partner. Otherwise, the managing partners may not withdraw or receive a return of contributions.

During 2006, the Company has purchased two of the four managing partner’s interest. The Company accounted for those transactions using the purchase method as proscribed for the repurchase of minority interests in Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. As part of the repurchase of two of the minority interest during 2006 the Company recorded approximately $0.3 million in goodwill. The managing partner’s minority interest, which totals $50,000 for the remaining two managing partners, is recorded on the Company’s consolidated balance sheet as an other liability. The quarterly profit distributions to the managing partners are recorded on the Company’s consolidated statement of earnings as a minority interest in earnings, which is included in payroll and benefits expense.

During 2006, the Company implemented a new “managing partner program” which is a five year operating agreement between the Company and the general manager that allows the general manager to receive five percent of their restaurant’s profit each quarter and one percent of the profit in all the restaurants participating under this new program. The Company also accrues an additional five percent of the restaurant’s profit and one percent of the participating restaurant’s profit in the program each quarter to be paid upon the fifth anniversary of the agreement in exchange for a $25,000 cash investment by the general manager. The cash investments made under the new managing partner program are recorded and shown in the consolidated balance sheet as an other liability. At December 31, 2006, the Company had two managing partners under the original “managing partner program” and five general managers under the new “managing partner program”.

Goodwill and Intangible Assets represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. During the year ended December 31, 2006, the Company took an impairment charge of $4.5 million for three O’Charley’s restaurants that it plans to close and for one O’Charley’s restaurant and two Ninety Nine restaurants that will remain open. The Company also recorded impairment charges for purchased software that is no longer in use and for asset write-offs relating to the Company’s ‘Project RevO’lution’ and ‘Dressed to the Nines’ rebranding efforts. The $4.5 million charge in 2006 was partially offset by a net gain of $2.4 million on assets held for sale and other assets that were sold. During the year ended December 25, 2005, the Company took an impairment charge of $7.2 million for eight O’Charley’s restaurants and a corporate aircraft.

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

The Company has selected the first day of each new fiscal year as the date on which it will test the goodwill for impairment. The Company completed a valuation of the goodwill as of January 1, 2007, and the valuation showed that the fair value of the goodwill exceeded the carrying value and no impairment charge was needed. Also, as a part of this valuation, the Company reviewed the carrying value of the trademarks, an indefinite life intangible asset, and found that no impairment charge was needed.

Revenues consist of Company-owned and joint venture restaurant sales and, to a lesser extent, commissary sales and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings to retail grocery chains, mass merchandisers, wholesale clubs and franchisees. Franchise revenue consists of development fees and royalties on sales of franchised units. Our development fees for franchisees in which we do not have an ownership interest are generally $50,000 for the first two restaurants and $25,000 for each additional restaurant opened by the franchisee. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales. Revenue resulting from the sale of gift cards is recognized in the period redeemed.

Vendor Rebates. The Company receives vendor rebates from various non-alcoholic beverage suppliers, and to a lesser extent suppliers of food products and supplies. Rebates are recognized as reductions to cost, in the cost of food and beverage line, in the same period as the related food and beverage expense.

Advertising and Marketing Cost. The Company expenses advertising and marketing costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place.

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

Share-Based Compensation. The Company adopted SFAS 123R “Share-Based Payment” on December 26, 2005.  Prior to December 26, 2005, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB Opinion No. 25”), the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s prior year net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant.

During the Company’s evaluation of SFAS 123R on its consolidated financial statements, management made a decision that was approved by the Board of Directors to accelerate the vesting of certain unvested “out-of-the-money” stock options previously awarded under its 1990 Employee Stock Plan and 2000 Stock Incentive Plan. The acceleration of these stock options was done to minimize future compensation expense under SFAS 123R. As a result of the acceleration, approximately 1,124,000 stock options with a range of exercise prices between $15.25 and $24.19 per share, of which approximately 12 percent are held by named executive officers and one director, became exercisable on November 15, 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged. As a result of the acceleration, the Company reduced the pretax stock-based employee compensation expense it otherwise would have been required to record. The table below reflects a deduction of $11.6 million for stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax which included the acceleration of certain stock options. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS No. 123, the Company’s net earnings and net earnings per basic and diluted common share for the years ended December 25, 2005 and December 26, 2004 would have been reduced to the pro-forma amounts as follows (in thousands, except per share amounts):

	Year Ended
	December 25,	December 26,
	2005	2004

Net earnings, as reported	$11,878	$23,319
Add stock-based employee compensation expense included in reported net earnings, net of tax	416	1,550
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(11,619)	(4,509)
Pro forma net earnings	$675	$20,360

Earnings per share:
Basic—as reported	$0.52	$1.05
Basic—pro forma	$0.03	$0.91
Diluted—as reported	$0.51	$1.03
Diluted—pro forma	$0.03	$0.90

Upon the adoption SFAS 123R, the Company began recording compensation expense under the modified-prospective method. Total share based compensation for the year ended December 31, 2006, was approximately $2.7 million before tax and was comprised of costs associated with stock options, restricted stock and the employee stock ownership plan.

Per Share Data. Basic earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding plus the dilutive effect of options and restricted shares outstanding during the applicable periods. Basic and diluted earnings per share also include the dilutive effect of shares remaining to be issued to the prior owners of Ninety Nine due to the fact that the timing of issuance is related solely to the passage of time.

Stock Repurchase. Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares become authorized but unissued. The Company reflects the purchase price of any such repurchased shares as a reduction of common stock.

Fair Value of Financial Instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 31, 2006 and December 25, 2005.

Derivative Instruments and Hedging Activities. All derivative instruments are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the variability of cash flows to be paid related to a recognized liability or as a hedge of the fair value of a recognized liability. For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedge risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value and cash-flow hedges to specific liabilities on the balance sheet. The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. The Company also determines how ineffectiveness will be measured. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged liability, are recorded in earnings. If it is determined that a derivative is ineffective as a hedge, the Company discontinues hedge accounting prospectively.

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

Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income, presented in the consolidated statement of shareholders’ equity and comprehensive income, consists of net earnings and unrealized gains (losses) on derivatives designated as a cash flow hedge, net of tax. Other comprehensive income, net of tax, for 2006 was approximately $5,000.

Operating Segments. Due to similar economic characteristics, as well as a single type of product, production process, distribution system and type of guest, the Company reports the operations of its three concepts on an aggregated basis and does not separately report segment information. Revenues from external customers are derived principally from food and beverage sales. The Company does not rely on any major customer as a source of revenue. As a result, separate segment information is not disclosed.

Use of Estimates. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, gift card breakage, inventories and deferred income tax assets; workers’ compensation and general liability insurance liabilities; valuation of derivative instruments; and obligations related to employee benefits. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements.

On March 28, 2006, the FASB issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. The adoption of EITF 06-03 is not expected to have a material impact on the Company’s 2007 results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on its 2007 results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact SFAS No. 157 will have on its 2008 results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements, and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s 2006 results of operations or financial position.

In September 2006, the FASB issued FASB Staff Position (“FSP”) American Institute of Certified Public Accountants Industry Audit Guide (“AUG AIR-1”) “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard is not expected to have a material impact on the Company’s 2007 consolidated financial position or results of operations.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact SFAS No. 159 will have on its 2008 results of operations or financial position.

2.	Impairment of and Disposal of Long-Lived Assets

The Company reviews its long-lived assets related to each restaurant to be held and used in the business, including any other assets or allocated intangible assets subject to amortization, quarterly for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Based on the best information available, the Company writes down an impaired asset to its estimated fair market value, which becomes its new cost basis. The Company measures estimated fair market value by discounting its estimated future cash flows, and the estimated market value of the asset, net of costs associated with marketing and/or selling the asset. In addition, when the Company decides to close a restaurant it is reviewed for impairment and depreciable lives are adjusted based on the expected disposal date. The impairment evaluation is based on the estimated cash flows from continuing use through the expected disposal date plus the expected terminal value.

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

Subsequent to December 31, 2006, the Board of Directors approved management’s plan to close three under performing O’Charley’s restaurants. In addition to impairment charges on these three restaurants, recorded in the fourth quarter of 2006, the Company took impairment charges for one O’Charley’s restaurant and two Ninety Nine restaurants that will remain open, for purchased software no longer in use, and for asset write-offs relating to the Company’s rebranding efforts. The impairment charge taken on the O’Charley’s restaurant and two Ninety Nine restaurants that remain open was based on the Company’s normal review for asset impairment. These decisions followed a review of historical and projected cash flows of the Company’s restaurants in view of the economic environment in which the Company is operating and the Company’s current strategic plans. The impairments of the purchased software and assets related to the Company’s rebranding efforts were taken as the Company discontinued those assets in 2006. As a result of these actions, the Company recognized a charge during 2006 for asset impairment and disposals totaling $4.5 million. This amount includes an asset impairment charge of approximately $1.6 million related to the three planned O’Charley’s restaurant closures, $1.9 million relating to one O’Charley’s restaurant and two Ninety Nine restaurants that are impaired but are not expected to be closed and $1.0 million relating to the impairment of purchased software and assets related to the Company’s rebranding efforts. The $4.5 million charge in 2006 was offset by a net gain of $2.4 million on assets held for sale and assets sold that were not held for sale. In 2005, the Company recorded impairment charges of $7.2 million related to six restaurant closures, a corporate aircraft and two restaurants that remain open. This impairment charge was in addition to losses of $0.1 million taken on the disposal of assets during 2005. With respect to the asset impairment charges, fair value was determined by projected future discounted cash flows for each location, and the estimated market value of the asset, net of costs associated with marketing and/or selling the asset

3. Exit and Disposal Costs

The Company recorded exit and disposal costs related to the closure of six O’Charley’s restaurants in the fourth quarter of 2005. The Company recorded a liability at the “cease use” date for $4.1 million for the six restaurants that were closed. This liability was offset by estimated sublease income of $4.0 million as of December 25, 2005. The net expense of $0.1 million is recorded in the consolidated statement of earnings as a component of asset impairment and disposals. The Company did not incur any one-time termination benefits or other associated costs as a result of exit and disposal activities. During 2006, the Company adjusted its liability by approximately $29,000 as certain of the Company’s assets held for sale were sold during the year.

4. Share–Based Compensation

Prior to December 26, 2005, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, and adopted the disclosure-only provisions of SFAS No. 123 and No. 148. In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in net earnings for grants of stock options prior to December 26, 2005, because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The Company did, however, record restricted stock expense prior to December 26, 2005 in accordance with APB Opinion No. 25.

Effective December 26, 2005, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation cost at fair value for all share-based payments. The Company has adopted the provisions of SFAS 123R using the modified prospective method of adoption.  As a result, share-based compensation for fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted prior to, but not vested as of December 25, 2005, as well as compensation cost for new share-based awards granted during 2006.  Total share-based compensation expense for the year ended December 31, 2006 was approximately $2,655,000 ($1,923,000 net of tax), and consisted of expense associated with stock options, restricted (non-vested) stock and the Company’s employee share purchase plan. Total share-based compensation expense for the year ended December 25, 2005 and December 26, 2004 was approximately $485,000 and $2,171,000, respectively and consisted of expense associated with restricted stock. As of December 31, 2006, there were approximately 501,000 remaining shares available for issuance pursuant to the O’Charley’s 2000 Stock Incentive Plan. The Company recognized a tax benefit of approximately $818,000, $674,000 and $1,224,000 during the years ended December 31, 2006, December 25, 2005, and December 26, 2004 respectively, related to the exercise of stock options.

(a) Stock Options

The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key team members and nonemployee directors of the Company. Options are granted at 100 percent of the fair market value of common stock on the date of the grant, expire ten years from the date of the grant and are exercisable at various times as previously determined by the Board of Directors. As described below, the Company discontinued issuing stock options during fiscal 2004. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton option-pricing model. As previously disclosed, the Company accelerated the vesting of all its outstanding stock options with an exercise price of $15.25 per share and higher during the fourth quarter of 2005 in anticipation of the adoption of SFAS 123R. As of December 31, 2006, the Company had approximately 85,000 unvested stock options outstanding of which approximately 73,000 are expected to vest. As of December 31, 2006, the total compensation cost related to stock option awards not yet recognized was $303,322. Stock option transactions during the year ended December 31, 2006 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at December 25, 2005	2,782,296	$17.62
Granted	—
Exercised	(502,240)	14.38
Forfeited	(40,793)	12.76
Expired	(273,657)	20.68
Options outstanding at December 31, 2006	1,965,606	18.12	4.40	$6,483,319

Options vested and exercisable at December 31, 2006	1,880,461	$18.37	4.44	$5,751,970

The intrinsic value of stock options exercised was approximately $2,083,000, $1,716,000 and $3,151,000 for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

(b) Restricted (Non-Vested) Stock Awards

During 2004, the Company changed its approach to share-based compensation and discontinued issuing stock options, choosing to only issue restricted (non-vested) stock. This change impacted the Company’s earnings as the accounting for restricted stock differs from the accounting for stock options. The accounting for restricted stock is based on the vesting schedule for the shares. If the vesting schedule is based merely on the passage of time and continued employment (time-based), the accounting treatment requires expensing from the grant date to the expected vesting date based on the number of shares expected to vest and the stock price on the date of grant. The Company recognizes expense on a straight-line basis for the time-based awards with a forfeiture rate applied. If the vesting is based on performance criteria (performance-based) that could cause the awards to vest over varying periods of time, or to not vest at all, the accounting treatment requires expensing from the grant date to the expected vesting date at the stock price on the date of grant using a graded vesting approach for those awards that the Company determines are probable of vesting. During 2004 and 2005, the Company granted both time-based and performance-based restricted stock awards that vest over periods ranging from three to five years. For the year ended December 31, 2006, the Company issued only time-based grants that vest ratably over periods ranging from three to five years. During 2006, the Company granted approximately 383,500 shares of restricted stock to certain members of senior management, its board of directors and other employees. The Company recognized net compensation expense of approximately $1,399,000 related to these restricted stock awards during the year ended December 31, 2006.

Upon the adoption of SFAS 123R, the Company applied an estimated forfeiture rate of 7.01 percent for its restricted stock awards which resulted in a cumulative reduction to expense of $358,008 before taxes which was reflected in the Company’s consolidated statement of earnings during 2006. The forfeiture rate was calculated for the Company by a third party using the prior history of the Company's restricted stock grants. The fair value of the restricted stock awards was determined by using the closing market price for the Company’s stock on the date of grant for each restricted stock award.

The following table sets forth the restricted stock activity during the year ended December 31, 2006.

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Restricted Stock Awards outstanding at December 25, 2005	697,025	$8.51
Granted	383,350	16.66
Vested	(52,395)	15.69
Forfeited	(190,601)	8.50
Restricted Stock Awards outstanding at December 31, 2006	837,379	$11.57

During 2006, the Company recognized pretax restricted stock expense for all restricted stock awards of approximately $2,128,000 net of the cumulative adjustment for the forfeiture rate applied to restricted stock awards issued and outstanding prior to December 25, 2005. As of December 31, 2006, the total compensation cost related to time-based restricted stock awards not yet recognized was approximately $7.7 million and the weighted average period over which it is expected to be recognized is 2.2 years. The Company has 249,805 performance-based restricted shares outstanding included in the 837,379 restricted shares outstanding at December 31, 2006. The Company does not expect these performance-based awards to vest due to the Company’s recent and projected performance in comparison to vesting targets for those awards and accordingly has not recognized any share-based compensation expense. The expense associated with the vesting of all these performance-based restricted shares would be approximately $4.6 million.

(c) Employee Stock Purchase Plan

The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible team members of the Company to become shareholders in the Company. The Company has reserved 1,350,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan, which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85 percent of the lower of 1) the closing market price per share of the Company’s common stock on the last trading date of the plan period or 2) the average of the closing market price of the Company’s common stock on the first and the last trading day of the plan period. Contributions of up to 15 percent of base salary are made by each participant through payroll deductions. As of December 31, 2006, 871,793 shares have been issued under this plan. During 2006, the Company recorded pre-tax expense of approximately $377,000 associated with this plan as required by the adoption of SFAS 123R.

5. Asset Retirement Obligations

The Company recorded an asset retirement obligation as of December 25, 2005, based on its adoption of FASB Interpretation No. 47 which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations . The Company has determined that it has potential obligations for certain of its restaurant-level assets. Specifically, the Company has the obligation to remove certain assets from its restaurants at the end of the lease term. The following is a breakdown of the retirement obligation for the years ended December 31, 2006 and December 25, 2005 and a proforma disclosure as if the interpretation had been recorded as of December 26, 2004.

(in thousands)

Asset Retirement Obligation as of December 26, 2004 (proforma)	$522
Accretion expense on the present-valued liability	18
Property additions requiring recognition of a liability	55
Asset Retirement Obligation as of December 25, 2005	595
Accretion expense on the present-valued liability	29
Property additions requiring recognition of a liability	16
Asset Retirement Obligation as of December 31, 2006	$640

In calculating the present value of the asset retirement obligation, the Company used the 10-year treasury yield plus the margin that the Company pays above LIBOR in its revolving credit facility. The 10-year treasury yield was 4.4 percent and the spread over LIBOR was 1.3 percent.

6. Property and Equipment

Property and equipment consist of the following:

	December 31, 2006	December 25, 2005
	(in thousands)

Land and improvements	$ 76,784	$ 74,990
Buildings and improvements	162,014	142,730
Furniture, fixtures and equipment	197,430	187,286
Leasehold improvements	185,658	181,252
Equipment under capitalized leases	86,621	74,549
Property leased to others	1,004	1,888
Construction in progress	9,656	13,003
	719,167	675,698
Less accumulated depreciation and amortization	(255,060)	(211,650)
	$ 464,107	$ 464,048

Depreciation and amortization of property and equipment was $46.6 million, $43.8 million and $39.8 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

7. Assets Held for Sale

Assets held for sale consist of the following:

	December 31, 2006	December 25, 2005
	(in thousands)

Land	$ 801	$2,047
Buildings and improvements	3,693	6,501
Other assets	1,939	3,585
Less accumulated depreciation and amortization	(4,471)	(6,425)
	$ 1,962	$5,708

The amount shown in assets held for sale as of December 31, 2006 on the consolidated balance sheet consists of assets related to three Company-owned O’Charley’s restaurants that were closed during the fourth quarter of 2005 and that are still held for sale and certain other non-operating assets classified as held for sale during 2006. In 2005, the Company decided to close six under-performing restaurants as part of a plan to improve existing restaurants. The Company has ceased recognizing depreciation expense for all of these assets while they are being held for sale. During 2006, the Company sold assets held for sale including restaurants, a corporate aircraft and other non-operating assets. As a result of those sales, the Company recorded a net gain of $2.4 million that is included in asset impairment and disposals in the 2006 consolidated statement of earnings.

8. Other Assets

Other assets consist of the following:

	December 31, 2006	December 25, 2005
	(in thousands)

Supplemental executive retirement plan asset	$ 8,983	$ 8,404
Liquor licenses	3,348	2,351
Deferred compensation	—	1,000
Prepaid interest and finance costs	6,007	6,302
Notes receivable	205	160
Deferred tax asset	1,653	—
Other assets	2,158	2,225
	$ 22,354	$ 20,442

The increase in the supplemental executive retirement plan asset shown above is primarily related to earnings on insurance policies offset by trust expenses and policy withdrawals during 2006. The increase in liquor licenses in 2006 of approximately $1.0 million represents the addition of approximately four liquor licenses during 2006.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2006	December 25, 2005
	(in thousands)

Accrued insurance expenses	$ 10,042	$ 11,206
Accrued employee benefits	3,317	3,437
Accrued interest	2,461	1,904
Other accrued expenses	8,695	5,761
	$ 24,515	$ 22,308

The amount for accrued insurance expenses shown above includes primarily liabilities for workers’ compensation, general liability, and liquor liability claims for amounts that fall under the Company’s deductibles on each of the respective insurance policies. Included in accrued employee benefits are liabilities associated with the Company’s self-insured health insurance programs. The total of the accrued self-insured health insurance liabilities at December 31, 2006 was approximately $2.9 million.

10. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2006	December 25, 2005
	(in thousands)
Revolving line of credit	$ —	$ 22,000
9% senior subordinated notes due 2013	125,000	125,000
Financing arrangement	1,197	1,241
Note payable to Stoney River Managing Partners	393	—
Secured mortgage note payable	102	125
	$126,692	$148,366
Less current portion of long-term debt	(152)	(67)
Long-term debt, less current portion	$ 126,540	$ 148,299

The Company entered into a Second Amended and Restated Credit Agreement, dated as of October 18, 2006 (the “Credit Agreement”). The Credit Agreement amended and restated the Company’s existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement provides for a five-year, $125.0 million revolving credit facility and permits the Company to request an increase in the principal amount of the facility of up to $25 million. At December 31, 2006, the Company had no amounts outstanding on the revolving credit facility except for approximately $9.3 million in letters of credit which reduced the capacity of the credit facility. The interest rates per annum applicable to loans outstanding under the Credit Agreement will, at the Company’s option, be equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.0 percent to 0.5 percent in the case of base rate loans and 0.75 percent to 1.25 percent in the case of LIBOR rate loans), depending on the Company’s senior secured leverage ratio. In addition to the interest payments required under the Credit Agreement, the Company is required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25 percent to 0.375 percent per annum, depending on the Company’s senior secured leverage ratio.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires the Company to comply with certain financial covenants. The Company was in compliance with such covenants at December 31, 2006. The Company’s obligations under the Credit Agreement are secured by liens on substantially all of its assets, including a pledge of the capital stock of the Company’s material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

At December 31, 2006, the amount available under the revolving credit facility, after consideration of the Company’s outstanding letters of credit, was approximately $115.7 million.

In the fourth quarter of 2003, the Company amended and restated its credit facility and issued $125 million aggregate principal amount of notes. The proceeds from the notes were used to pay off a term loan and to repay a portion of the revolving credit loan under the Company’s bank credit facility. Interest on the notes accrues at the stated rate of 9 percent and is payable semi-annually on May 1 and November 1 of each year commencing May 1, 2004. The notes mature on November 1, 2013. The notes are unsecured, senior subordinated obligations and rank junior in right of payment to all of the Company’s existing and future senior debt (as defined in the indenture governing the notes).

On November 11, 2004, the Company entered into an agreement with GE Capital Franchise Finance Corporation. Under the terms of the Program Agreement, GE Capital will provide financing to certain qualified franchisees of the Company’s O’Charley’s restaurants (typically those in which the Company has an ownership interest) in a maximum aggregate amount of $75,000,000. In consideration of GE Capital’s agreement to make financing available under the program to certain of the Company’s franchisees and joint venture partners, the Company has agreed, subject to limitations, to guarantee payment to GE Capital for any ultimate net losses it may suffer in connection with loans under the program. On May 31, 2006, this financing agreement expired and the Company made the decision not to renew it, however the Company will remain as guarantor for the one loan outstanding under the program. As of December 31, 2006, $1.2 million in loans had been provided and is still outstanding to an O’Charley’s joint venture under this financing arrangement. The 15 year loan requires monthly payments with an annual interest rate of 8.3 percent. Furthermore, the Company has decided to assist this joint venture in opening its restaurants and has made additional loans from the Company to the joint venture. Under FIN 46(R), the joint venture is a variable interest entity, as the Company does not anticipate it having sufficient equity to fund its operations. Since the Company bears a disproportionate share of the financial risk associated with the joint venture, it has deemed itself to be the primary beneficiary of the joint venture, and in accordance with FIN 46(R), must consolidate the joint venture in its consolidated financial statements. As a result, this obligation of the joint venture partner with GE Capital has been consolidated on the Company’s consolidated financial statements.

During fiscal 2006, the Company purchased minority interests of two Stoney River restaurants in which the managing partner held an interest. The Company owes approximately $393,000 that will bear interest at 4.84 percent and is payable in five annual installments.

The secured mortgage note payable at December 31, 2006 bears interest at 10.5 percent and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $389,000 at December 31, 2006.

The annual maturities of long-term debt as of December 31, 2006 were: $152,000-2007; $158,000-2008; $167,000-2009; $156,000-2010; $146,000-2011; and $125,913,000 thereafter.

11. Other Liabilities

Other liabilities consist of the following:

	December 31, 2006	December 25, 2005
	(in thousands)

Deferred gain on sale leaseback transactions	$ 17,839	$ 18,916
Deferred rent	17,201	13,976
Supplemental executive retirement plan liability	10,369	10,454
Deferred compensation liability	44	1,071
Other long-term liabilities	5,345	5,095
	$ 50,798	$ 49,512

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

As of December 31, 2006 and December 25, 2005, approximately $32.1 million and $41.9 million, respectively, net book value of the Company’s property and equipment is under capitalized lease obligations. Interest rates on capitalized lease obligations range from 3.8 percent to 7.3 percent.

Future minimum lease payments at December 31, 2006 are as follows:

	Capitalized Equipment Leases	Operating Leases
	(in thousands)
2007	$ 10,724	$ 31,631
2008	9,300	31,345
2009	6,124	30,865
2010	1,758	30,285
2011	1,979	29,664
Thereafter	—	275,726
Total minimum lease payments	29,885	$ 429,516
Less amount representing interest	(2,220)
Net minimum lease payments	27,665
Less current portion	(9,660)
Capitalized lease obligations, net of current portion	$ 18,005

Rent expense for 2006, 2005 and 2004 for operating leases is as follows:

	2006	2005	2004
	(in thousands)
Minimum rentals	$33,094	$30,438	$29,485
Contingent rentals	401	421	410
	$33,495	$30,859	$29,895

13.	Derivative Instruments and Hedging Activities .

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

The Company periodically uses variable-rate debt to help finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management periodically enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed-rate cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. The swaps have been designated as cash flow hedges.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive loss, net of tax. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings. At December 31, 2006, the Company did not have any cash-flow-hedging derivative instruments outstanding.

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

At December 31, 2006 and December 25, 2005, the Company had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to its $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.

On December 25, 2005, the Company had interest rate swap agreements with a financial institution that effectively converted a portion of the variable-rate revolving line of credit into a fixed-rate obligation. The notional amount of these swaps was $10.0 million and was based on one month LIBOR plus a specified margin ranging from 1.25 percent to 2.25 percent. The interest terms of these swaps mirror the interest terms on the debt. These swap agreements expired in January 2006. As of December 25, 2005, $5,000 of unrealized losses, net of tax, on the swaps were included in accumulated other comprehensive income net of tax and at December 25, 2005, the total fair value of all swap agreements was a liability of $8,631, which was included as a component of other long-term liabilities. During 2006, the debt was repaid and the swaps expired. Accordingly the $5,000 of deferred losses on derivative instruments accumulated in other comprehensive income was reclassified to earnings.

14. Income Taxes

The total income tax expense (benefit) for each respective year is as follows:

	2006	2005	2004
	(in thousands)

Income taxes attributable to:
Earnings before cumulative effect of change in accounting principle	$ 7,200	$ 2,001	$ 9,362
Tax effect of cumulative effect of accounting change	—	(97)	—
Shareholders’ equity, tax change in market value of derivative instruments	3	53	189
Shareholders’ equity, tax benefit derived from non-statutory stock options exercised	(818)	(674)	(1,224)
Total income taxes	$ 6,385	$ 1,283	$ 8,327

Income tax expense (benefit) related to earnings before income taxes and cumulative effect of a change in accounting principle for each respective year is as follows:

	2006	2005	2004
	(in thousands)
Current	$14,695	$5,654	$9,826
Deferred	(7,495)	(3,653)	(464)
	$7,200	$2,001	$9,362

Income tax expense attributable to earnings before income taxes and cumulative effect of a change in accounting principle differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings as a result of the following:

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes due to:
State income taxes, net of federal tax benefit	7.6	8.6	4.9
Tax credits, primarily FICA tip credits	(18.0)	(28.5)	(11.0)
Federal and state income tax contingency accruals, net of federal tax benefit	3.1	—	—
Other	(.1)	(0.8)	(0.3)
	27.6%	14.3%	28.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

	December 31, 2006	December 25, 2005
	(in thousands)
Deferred tax assets:
Inventories, principally due to uniform capitalization	$ 1,172	$ 856
Accrued expenses	412	42
Workers’ compensation, general liability, and employee health insurance accruals	7,275	2,911
Accrued compensation	8,240	4,228
Restricted stock	1,679	357
Asset impairment and exit cost	4,863	2,292
Deferred gift card revenue	2,152	1,079
Tax credits, primarily FICA tip credits	7,434	4,836
State net operating loss carry forwards	4,389	2,993
Other	122	—
Total gross deferred tax assets	37,738	19,594
Deferred tax asset valuation allowance	(4,288)	(2,961)
Total net deferred tax assets	33,450	16,633

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation and amortization	7,697	7,865
Goodwill	15,831	6,278
Other	—	59
Total gross deferred tax liabilities	23,528	14,202
Net deferred tax asset	$ 9,922	$ 2,431

The net deferred tax assets are classified as follows:

	2006	2005
	(in thousands)

Deferred income taxes, non-current asset (liability)	$ 1,653	$ (7,407)
Deferred income taxes, current asset	8,269	9,838
	$ 9,922	$ 2,431

The Company has gross state net operating loss carry-forwards of $101 million to reduce future tax liabilities, which begin to expire at various times starting in 2009 and federal general business tax credits of $7,434,000 which begin to expire at various times starting in 2025.

The Company has established a valuation allowance of $4,288,000 and $2,961,000 as of December 31, 2006 and December 25, 2005, respectively, for state net operating loss carry-forwards not expected to be utilized prior to their expiration. The change in the deferred tax valuation allowance was approximately $1,327,000, $1,186,000 and $1,258,000 in 2006, 2005 and 2004 respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance.

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

The Company’s charter authorizes 100,000 shares of preferred stock which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 31, 2006, no preferred shares had been issued.

On January 27, 2003, the Company issued 941,176 shares of common stock to the former owners of Ninety Nine as part of the purchase price of the acquisition of Ninety Nine Restaurants. The Company issued an additional 390,586 shares in January 2004, 407,843 shares in January 2005, 407,843 shares in January 2006, 94,118 in January 2007 and the Company is required to issue an additional 94,118 shares in January 2008. The issuance of the shares to the former owners of Ninety Nine was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

16. Earnings Per Share and Weighted Average Shares

The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share.

	2006	2005	2004
	(in thousands)

Net earnings	$18,890	$11,878	$23,319

Weighted average shares outstanding—basic	23,323	22,837	22,290
Incremental shares	265	259	357
Weighted average shares outstanding—diluted	23,588	23,096	22,647

Basic earnings per common share	$0.81	$0.52	$1.05
Diluted earnings per common share	$0.80	$0.51	$1.03

For fiscal years 2006, 2005, and 2004, the number of anti-dilutive common stock equivalents excluded from the diluted weighted average shares calculation was approximately 1,033,000, 2,200,000, and 1,741,000, respectively.

17. Team Member Benefit Plans

The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan (the Plan). Under the Plan, team members can make contributions up to 15 percent of their annual compensation. The Company contributes annually to the Plan an amount equal to 50 percent of team member contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20 percent each year beginning after the team member’s initial year of employment. Company contributions were approximately $1,107,000 in 2006, $1,126,000 in 2005 and $942,000 in 2004.

The Company maintains a supplemental executive retirement plan for a select group of management team members to provide supplemental retirement income benefits through deferrals of salary and bonus. Participants in this plan can contribute, on a pre-tax basis, up to 50 percent of their base pay and 100 percent of their bonuses. The Company contributes annually to this plan an amount equal to a matching formula of each participant’s deferrals. Company contributions were approximately $383,000 in 2006, $340,000 in 2005 and $280,000 in 2004. The amount of the supplemental executive retirement plan liability payable to the participants at December 31, 2006 and December 25, 2005 was approximately $10,369,000 and $10,454,000, respectively, and is recorded in other liabilities on the consolidated balance sheets.

18. Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information is as follows:

	2006	2005	____2004____
		(in thousands)
Cash paid for interest	$14,311	$13,660	$12,782
Additions to capitalized lease obligations	—	4,510	10,810
Income taxes paid (net of refunds)	10,083	5,161	9,693
Other non-cash transactions:
Transfer of assets between assets held-for-sale and property and equipment, net	$(198)	$5,708	$—

19. Litigation and Contingencies

In September 2003, the Company became aware that guests and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of its employees and guests becoming infected. As of the date of this filing, all of these cases have been settled and dismissed. The Company has insurance that provides coverage, subject to limitations, for lost income at its restaurants whose results of operations were adversely affected by the Hepatitis A incident. The Company submitted a claim pursuant to its insurance policy for this type of loss, but its carrier disagreed with the Company’s claim. On July 11, 2005, certain underwriters at Lloyd’s, the Company’s insurance carrier, filed suit against the Company in the Circuit Court for Knox County, Tennessee seeking declaration by the court regarding certain limits in this policy which would effectively limit its recovery under the policy to $100,000. During the first quarter of fiscal 2007, the Company entered into a release and settlement agreement with Lloyd’s, which will be included in our results of operations for the first fiscal quarter of 2007. As the settlement will result in a gain, it was not recognized until the settlement was certain, which was during the first fiscal quarter of 2007.

The Company has been involved in an arbitration in the matter of Ballantyne Village, LLC v. O’Charley’s Inc. filed in April 2005. Ballantyne Village, LLC has alleged that the Company breached a lease for retail space for a proposed Stoney River Legendary Steaks restaurant in Charlotte, North Carolina. During the first quarter of fiscal 2007, the Company entered into a settlement and release agreement with the plaintiff. The amount of the Company’s settlement was included in its results of operations for the fiscal year ended December 31, 2006.

On May 19, 2006, Meritage Hospitality Group, Inc. and certain of its affiliated entities (“Meritage”), which franchise five O’Charley’s restaurants in Michigan, filed suit against the Company in the United States District Court for the Western District of Michigan. The suit alleged that the Company engaged in fraud and violations of the Michigan Franchise Investment Law and Michigan Consumer Protection Act in connection with Meritage becoming a franchisee of its O’Charley’s restaurant concept. The suit sought rescission of the development agreement and five franchise agreements with the Company and related damages. During the first quarter of fiscal 2007, the Company entered into a general release with Meritage pursuant to which Meritage agreed to dismiss the litigation filed against the Company and the Company agreed to make certain future financial and other accommodations to Meritage under the terms of their development and franchise agreements.

In addition, the Company is a defendant and plaintiff from time to time in various other legal proceedings arising in the ordinary course of its business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease obligations; claims with respect to insurance recoveries; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

The Company does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur liabilities or accrue expenses relating to future legal proceedings in a particular fiscal quarter which may adversely affect its results of operations.

20. Franchising Arrangements

Meritage

On December 30, 2003, the Company entered into a multi-unit franchise agreement with a franchisee, Meritage Hospitality Group, Inc.to develop and operate O’Charley’s restaurants in Michigan. The agreement specifies the franchisee will develop 15 new O’Charley’s restaurants.

The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining 13 restaurants. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $212,500 as development fees at the closing of the agreement, which represents half of the fees associated with the 15 restaurants agreed upon. The franchisee is required to pay the other half of the development fee to the Company as each new restaurant opens. The Company recognized in income $25,000, $100,000 and $50,000 in development fees in fiscal 2006, 2005 and 2004, respectively, related to the opening of franchised restaurants. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

Four Star Restaurant Group, LLC

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

O’Candall Group, Inc.

On May 18, 2005, the Company entered into a Development Agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants over the next eight years, with a minimum of eight O’Charley’s restaurants expected to open by the end of 2007. The initial development plans are expected to focus on the Tampa, Florida, Orlando, Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio markets.

The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining restaurants in each of its four granted areas. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $500,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to the Company as each new restaurant opens. The Company recognized in income $50,000 in development fees in fiscal 2006 related to the opening of franchised restaurant. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

21. Quarterly Financial and Restaurant Operating Data (Unaudited)

The following is a summary of certain quarterly results of operations data for each of the last two fiscal years. Fiscal year 2006 consisted of 53 weeks and fiscal year 2005 consisted of 52 weeks. As a result, some of the variations reflected in the following table are attributable to the different lengths of the fiscal quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(dollars in thousands, except per share data)
2006
Revenues	$ 306,451	$ 223,642	$ 218,981	$ 240,450
Income from operations	$ 14,320	$ 9,722	$ 6,103	$ 10,340
Earnings before cumulative effect of change in accounting principle	$ 7,199	$ 4,393	$ 2,146	$ 5,152
Net earnings	$ 7,199	$ 4,393	$ 2,146	$ 5,152
Basic earnings per common share	$ 0.31	$ 0.19	$ 0.09	$ 0.22
Diluted earnings per common share	$ 0.31	$ 0.19	$ 0.09	$ 0.22
Company-owned restaurants in operation, end of quarter	343	347	348	351

2005
Revenues	$ 290,491	$ 214,249	$ 211,759	$ 213,689
Income (loss) from operations	$ 18,930	$ 10,310	$ (5,317)	$ 4,523
Earnings (loss) before cumulative effect of change in accounting principle	$ 10,114	$ 4,966	$ (4,689)	$ 1,638
Net earnings (loss)	$ 10,114	$ 4,966	$ (4,689)	$ 1,487
Basic earnings (loss) per common share	$ 0.45	$ 0.22	$ (0.20)	$ 0.06
Diluted earnings (loss) per common share	$ 0.44	$ 0.21	$ (0.20)	$ 0.06
Company-owned restaurants in operation, end of quarter	331	334	341	341

____________

(1)	Represents net earnings and basic and diluted earnings per share after the cumulative effect of a change in accounting principle.

22. Commitments

The Company has purchase commitments with various vendors through 2015. Outstanding commitments as of December 31, 2006 were approximately $67.4 million and consist primarily of purchase commitments for beef, pork, poultry and other food products related to normal business operations.

23. Supplementary Condensed Consolidating Financial Information of Subsidiary Guarantors

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent Senior Subordinated Notes due 2013. The obligations of the Company under the Senior Subordinated Notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company and the subsidiary guarantors as of December 31, 2006 and December 25, 2005 and for each of the years in the three-year period ended December 31, 2006.

Consolidating Balance Sheet

As of December 31, 2006

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated

ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$3,069	$16,524	$330	$19,923
Accounts receivable	6,715	8,434	(246)	14,903
Intercompany receivable (payable)	(217,762)	188,466	29,296	—
Inventories	3,673	27,135	87	30,895
Deferred income taxes	7,885	384	—	8,269
Assets held for sale	1,912	50	—	1,962
Other current assets	2,216	2,531	50	4,797
Total current assets (liabilities)	(192,292)	243,524	29,517	80,749
Property and Equipment, net	303,817	149,849	10,441	464,107
Goodwill	—	93,381	—	93,381
Intangible Asset	—	25,921	—	25,921
Other Assets	219,395	30,153	(227,194)	22,354
Total Assets (Liabilities)	$330,920	$542,828	$(187,236)	$686,512
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$16,058	$6,951	$(5,461)	$17,548
Accrued payroll and related expenses	17,019	4,244	4	21,267
Accrued expenses	17,606	7,295	(386)	24,515
Deferred revenue	—	20,242	(477)	19,765
Federal, state and local taxes	(8,578)	25,911	103	17,436
Current portion of long-term debt and capitalized lease obligations	9,296	468	48	9,812
Total current liabilities	51,401	65,111	(6,169)	110,343
Deferred Income Taxes	—	—	—	—
Other Liabilities	27,441	22,445	912	50,798
Long-Term Debt, less current portion	144,115	314	(17,889)	126,540
Capitalized Lease Obligations, less current portion	16,502	1,503	—	18,005
Shareholders’ Equity (Deficit):
Common stock	150,923	343,430	(300,663)	193,690
Unearned compensation	—	—	—	—
Accumulated other comprehensive loss, net of tax	—	—	—	—
Retained earnings (accumulated deficit)	(59,462)	110,025	136,573	187,136
Total shareholders’ equity (deficit)	91,461	453,455	(164,090)	380,826
Total Liabilities and Shareholders’ Equity (Deficit)	$330,920	$542,828	$(187,236)	$686,512

Consolidating Balance Sheet

December 25, 2005

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated

ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$2,611	$3,072	$16	$5,699
Accounts receivable	5,268	7,542	42	12,852
Intercompany receivable (payable)	(132,173)	141,466	(9,293)	—
Inventories	3,923	41,169	537	45,629
Deferred income taxes	9,454	384	—	9,838
Assets held for sale	3,541	2,167	—	5,708
Other current assets	2,502	3,233	(1,336)	4,399
Total current assets (liabilities)	(104,874)	199,033	(10,034)	84,125
Property and Equipment, net	323,827	134,622	5,599	464,048
Goodwill	—	93,074	—	93,074
Intangible Asset	—	25,921	—	25,921
Other Assets	217,397	28,558	(225,513)	20,442
Total Assets (Liabilities)	$436,350	$481,208	$(229,948)	$687,610
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$12,412	$16,515	$(7,053)	$21,874
Accrued payroll and related expenses	12,880	5,858	394	19,132
Accrued expenses	13,543	10,671	(1,906)	22,308
Deferred revenue	9,466	11,881	46	21,393
Federal, state and local taxes	(6,020)	16,669	64	10,713
Current portion of long-term debt and capitalized lease obligations	10,559	372	44	10,975
Total current liabilities	52,840	61,966	(8,411)	106,395
Deferred Income Taxes	8,191	(784)	—	7,407
Other Liabilities	30,248	18,145	1,119	49,512
Long-Term Debt, less current portion	164,827	—	(16,528)	148,299
Capitalized Lease Obligations, less current portion	25,127	1,283	(1)	26,409
Shareholders’ Equity (Deficit):
Common stock	185,374	203,101	(203,101)	185,374
Unearned compensation	(4,027)	—	—	(4,027)
Accumulated other comprehensive loss, net of tax	(5)	—	—	(5)
Retained earnings (accumulated deficit)	(26,225)	197,497	(3,026)	168,246
Total shareholders’ equity (deficit)	155,117	400,598	(206,127)	349,588
Total Liabilities and Shareholders’ Equity (Deficit)	$436,350	$481,208	$(229,948)	$687,610

Consolidating Statement of Operations

For the Year Ended December 31, 2006

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$ 556,472	$ 395,983	$ 26,296	$ 978,751
Commissary sales	—	300,205	(289,860)	10,345
Franchise revenues	710	—	(282)	428
	557,182	696,188	(263,846)	989,524
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	177,023	118,639	(3,903)	291,759
Payroll and benefits	195,941	141,452	(8,584)	328,809
Restaurant operating costs	98,595	66,851	20,492	185,938
Cost of commissary sales	—	284,493	(275,428)	9,065
Advertising and marketing expenses	—	27,722	195	27,917
General and administrative expenses	6,567	45,425	219	52,211
Depreciation and amortization, property and equipment	27,339	18,886	389	46,614
Asset impairment and disposals	2,021	77	—	2,098
Pre-opening costs	1,751	2,206	671	4,628
	509,237	705,751	(265,949)	949,039

Income (Loss) from Operations	47,945	(9,563)	2,103	40,485
Other Expense (Income):
Interest expense, net	17,111	(3,140)	430	14,401
Other, net	69,597	(69,603)	—	(6)
	86,708	(72,743)	430	14,395
(Loss) Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(38,763)	63,180	1,673	26,090
Income Tax (Benefit) Expense	(6,801)	13,538	463	7,200
(Loss) Earnings Before Cumulative Effect of Change in Accounting Principle	(31,962)	49,642	1,210	18,890
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	—	—
Net (Loss) Earnings	$ (31,962)	$ 49,642	$ 1,210	$ 18,890

Consolidating Statement of Operations

For the Year Ended December 25, 2005

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$ 547,326	$ 353,088	$ 20,915	$ 921,329
Commissary sales	—	253,994	(245,496)	8,498
Franchise revenues	482	—	(121)	361
	547,808	607,082	(224,702)	930,188
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	176,635	107,828	(7,072)	277,391
Payroll and benefits	196,646	117,374	4,493	318,513
Restaurant operating costs	98,067	69,437	4,913	172,417
Cost of commissary sales	—	237,321	(229,605)	7,716
Advertising and marketing expenses	—	25,470	—	25,470
General and administrative expenses	5,859	36,744	220	42,823
Depreciation and amortization, property and equipment	31,038	12,573	195	43,806
Asset impairment and disposals	6,235	1,100	—	7,335
Pre-opening costs	3,531	2,432	308	6,271
	518,011	610,279	(226,548)	901,742

Income (Loss) from Operations	29,797	(3,197)	1,846	28,446
Other Expense (Income):
Interest expense, net	13,392	753	229	14,374
Other, net	54,530	(54,488)	—	42
	67,922	(53,735)	229	14,416
(Loss) Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(38,125)	50,538	1,617	14,030
Income Tax (Benefit) Expense	(5,437)	7,207	231	2,001
(Loss) Earnings Before Cumulative Effect of Change in Accounting Principle	(32,688)	43,331	1,386	12,029
Cumulative Effect of Change in Accounting Principle, net of tax	(151)	—	—	(151)
Net (Loss) Earnings	$ (32,839)	$ 43,331	$ 1,386	$ 11,878

Consolidating Statement of Operations

For the Year Ended December 26, 2004

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
Revenues:	(in thousands)
Restaurant sales	$ 526,485	$ 320,114	$ 17,660	$ 864,259
Commissary sales	—	189,429	(182,394)	7,035
Franchise revenues	109	—	(17)	92
	526,594	509,543	(164,751)	871,386
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	164,867	99,169	(3,190)	260,846
Payroll and benefits	184,312	103,519	3,267	291,098
Restaurant operating costs	91,268	62,193	4,271	157,732
Cost of commissary sales	—	178,570	(171,924)	6,646
Advertising and marketing expenses	—	25,656	—	25,656
General and administrative expenses	4,373	33,997	31	38,401
Depreciation and amortization, property and equipment	29,358	10,419	21	39,798
Asset impairment and disposals		16	—	16
Pre-opening costs	4,165	1,504	239	5,908
	478,343	515,043	(167,285)	826,101

Income (Loss) from Operations	48,251	(5,500)	2,534	45,285
Other Expense (Income):
Interest expense, net	11,692	894	18	12,604
Other, net	52,474	(52,474)	—	—
	64,166	(51,580)	18	12,604

(Loss) Earnings Before Income Taxes	(15,915)	46,080	2,516	32,681
Income Tax (Benefit) Expense	(4,051)	12,718	695	9,362
Net (Loss) Earnings	$ (11,864)	$ 33,362	$ 1,821	$ 23,319

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$(31,962)	$ 49,642	$ 1,210	$18,890
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	27,339	18,886	389	46,614
Amortization of debt issuance costs	1,342	—	—	1,342
Deferred income taxes	(7,495)	—	—	(7,495)
Expenses related to equity based compensation	2,655	—	—	2,655
Amortization of deferred gain on sale leaseback	(1,077)	—	—	(1,077)
Loss on the sale and involuntary conversion of assets	139	—	—	139
Asset impairment and disposals	2,534	—	—	2,534
Changes in assets and liabilities:
Accounts receivable	(1,447)	(892)	288	(2,051)
Inventories	250	14,034	450	14,734
Other current assets	286	702	(1,386)	(398)
Trade accounts payable	3,646	(9,564)	1,592	(4,326)
Deferred revenue	(9,466)	8,361	(523)	(1,628)
Accrued payroll and other accrued expenses, and federal, state and local taxes	7,555	2,370	1,169	11,094
Other long-term assets and liabilities	(3,943)	4,584	1,473	2,114
Tax benefit derived from exercise of stock options	—	—	—	—
Net cash (used in) provided by operating activities	(9,644)	88,123	4,662	83,141
Cash Flows from Investing Activities:
Additions to property and equipment	(14,336)	(34,113)	(5,167)	(53,616)
Proceeds from the sale of assets	7,917	—	—	7,917
Other, net	39,562	(40,558)	819	(177)
Net cash provided by (used in) investing activities	33,143	(74,671)	(4,348)	(45,876)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	—	—
Payments on long-term debt and capitalized lease obligations	(31,718)	—	—	(31,718)
Excess tax benefit derived from exercise of stock options	818	—	—	818
Debt Issuance Costs	(1,011)	—	—	(1,011)
Exercise of employee incentive stock options and issuances under stock purchase plan	8,870	—	—	8,870
Net cash used in financing activities	(23,041)	—	—	(23,041)
Increase in cash and cash equivalents	458	13,452	314	14,224
Cash and cash equivalents at beginning of the year	2,611	3,072	16	5,699
Cash and cash equivalents at end of the year	$3,069	$ 16,524	$ 330	$19,923

Consolidating Statement of Cash Flows

For the Year Ended December 25, 2005

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$(32,839)	$ 43,331	$ 1,386	$11,878
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	31,038	12,573	195	43,806
Amortization of debt issuance costs	1,426	—	—	1,426
Deferred income taxes	(3,653)	—	—	(3,653)
Expenses related to equity based compensation	485	—	—	485
Amortization of deferred gain on sale leaseback	(1,056)	—	—	(1,056)
Loss on the sale and involuntary conversion of assets	218	15	—	233
Asset impairment and disposals	6,235	1,100	—	7,335
Changes in assets and liabilities:
Accounts receivable	(1,833)	(1,413)	(28)	(3,274)
Inventories	(604)	(11,377)	(25)	(12,006)
Other current assets	(2,790)	1,132	2,035	377
Trade accounts payable	5,816	5,176	(3,377)	7,615
Deferred revenue	1,022	1,127	34	2,183
Accrued payroll and other accrued expenses, and federal, state and local taxes	3,836	1,232	(1,290)	3,778
Other long-term assets and liabilities	3,790	1,963	(2,822)	2,931
Tax benefit derived from exercise of stock options	674	—	—	674
Net cash provided by (used in) operating activities	11,765	54,859	(3,892)	62,732
Cash Flows from Investing Activities:
Additions to property and equipment	(14,805)	(47,088)	(6,885)	(68,778)
Proceeds from the sale of assets	3,364	—	—	3,364
Other, net	4,112	(12,371)	10,246	1,987
Net cash (used in) provided by investing activities	(7,329)	(59,459)	3,361	(63,427)
Cash Flows from Financing Activities:
Proceeds from long-term debt	5,885	—	—	5,885
Payments on long-term debt and capitalized lease obligations	(15,855)	—	—	(15,855)
Exercise of employee incentive stock options and issuances under stock purchase plan	5,592	—	—	5,592
Net cash used in financing activities	(4,378)	—	—	(4,378)
Increase (decrease) in cash and cash equivalents	58	(4,600)	(531)	(5,073)
Cash and cash equivalents at beginning of the year	2,553	7,672	547	10,772
Cash and cash equivalents at end of the year	$2,611	$ 3,072	$ 16	$5,699

Consolidating Statement of Cash Flows

For the Year Ended December 26, 2004

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from operating activities:
Net (loss) earnings	$ (11,864)	$ 33,362	$ 1,821	$ 23,319
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	29,358	10,419	21	39,798
Amortization of debt issuance costs	1,449	—	—	1,449
Deferred income taxes	(464)	—	—	(464)
Compensation expense related to restricted stock plans	2,171	—	—	2,171
Amortization of deferred gain on sale and leaseback	(1,055)	—	—	(1,055)
Loss on the sale and involuntary conversion of assets	207	8	—	215
Asset impairment and disposals	—	16	—	16
Donation of stock	137	—	—	137
Changes in assets and liabilities:
Trade accounts receivable	550	(1,271)	(13)	(734)
Inventories	(317)	(11,272)	(23)	(11,612)
Other current assets	1,264	(2,449)	107	(1,078)
Trade accounts payable	(245)	(967)	84	(1,128)
Deferred revenue	1,165	2,589	14	3,768
Accrued payroll and other accrued expenses, and federal, state and local taxes	4,084	6,588	(246)	10,426
Other long-term assets and liabilities	2,627	(152)	1,571	4,046
Tax benefit derived from exercise of stock options	1,224	—	—	1,224
Net cash provided by operating activities	30,291	36,871	3,336	70,498
Cash Flows from Investing Activities:
Additions to property and equipment	(34,507)	(23,999)	(1,985)	(60,491)
Proceeds from the sale of assets	1,928	15	—	1,943
Other, net	15,893	(11,843)	(804)	3,246
Net cash used in investing activities	(16,686)	(35,827)	(2,789)	(55,302)
Cash Flows from financing activities:
Proceeds from long-term debt	4,454	—	—	4,454
Payments on long-term debt and capitalized lease obligations	(33,799)	—	—	(33,799)
Proceeds from sale and lease-back transactions	12,090	—	—	12,090
Minority interest in joint ventures	750	—	—	750
Debt issuance costs	(900)	—	—	(900)
Exercise of employee incentive stock options and issuances under stock purchase plan	3,407	—	—	3,407
Net cash used in financing activities	(13,998)	—	—	(13,998)
(Decrease) increase in cash and cash equivalents	(393)	1,044	547	1,198
Cash and cash equivalents at beginning of the year	2,946	6,628	—	9,574
Cash and cash equivalents at end of the year	$ 2,553	$ 7,672	$ 547	$ 10,772

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at	charged to	Charged to		Balance
	beginning	costs and	other		at end
Description	of period	expenses	accounts	Deductions	of period
	(Dollars in thousands)
Valuation allowance for state net operating loss carry-forwards
Year ended December 31, 2006	$2,961	$ 1,340	$ —	$13	$ 4,288
Year ended December 25, 2005	1,775	1,234	—	48	2,961
Year ended December 26, 2004	517	1,258	—	—	1,775

See accompanying report of the independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. We identified a material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

(b) Management’s Annual Report On Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control over financial reporting. As of December 31, 2006, the Company identified the following material weakness:

The Company had insufficient personnel with appropriate qualifications and training in accounting for income taxes to allow for the timely preparation of an accurate income tax provision. In addition, management’s oversight and review related to certain income tax accounts and analyses was not effective. These deficiencies in internal control over financial reporting resulted in misstatements in the Company’s 2006 income tax accounts, and resulted in more than a remote likelihood that a material misstatement of the Company's income tax accounts would not be detected or prevented. The misstatements were corrected prior to issuance of the Company’s 2006 consolidated financial statements, included elsewhere in this Form 10-K.

As a result of the aforementioned material weakness, management concluded that the Company’s internal control over financial reporting as of December 31, 2006 was not effective.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on management’s assessment of the Company’s internal control over financial reporting.

(c) Management’s Corrective Actions

During the first fiscal quarter of 2007, management took the following steps to address the material weakness identified in Item 9A(b):

•	Evaluated the existing tax personnel and decided to make the necessary changes in staffing to improve its internal controls in this area.
•	Evaluated its existing relationships with tax service firms and made changes where necessary to allow for a greater exchange of information in the area of income tax accounting.
•	Purchased software to facilitate a better, more thorough work paper process to allow for more accurate and timely information and for more time for review.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

O’Charley’s Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting (Item 9A(b)), that O’Charley’s Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment:

The Company had insufficient personnel with appropriate qualifications and training in accounting for income taxes to allow for the timely preparation of an accurate income tax provision. In addition, management’s oversight and review related to certain income tax accounts and analyses was not effective. These deficiencies in internal control over financial reporting resulted in misstatements in the Company’s 2006 income tax accounts, and resulted in more than a remote likelihood that a material misstatement of the Company's income tax accounts would not be detected or prevented.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O’Charley’s Inc. and subsidiaries as of December 31, 2006 and December 25, 2005 and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended December 31, 2006. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 14, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Nashville, Tennessee

March 14, 2007

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 17, 2007, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 17, 2007, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Director Compensation” and “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 17, 2007, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Security Ownership of Certain Beneficial Owners,” “Election of Directors” and “Equity Compensation Plans” information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 17, 2007, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Certain Transactions” information required by Item 13 of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 17, 2007, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Fees Billed to the Company by KPMG LLP During 2006 and 2005” information required by Item 14 of Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements: See Item 8

2.	Financial Statement Schedules: See Item 8

3.	Management Contracts and Compensatory Plans and Arrangements

•	O’Charley’s Inc. 1985 Stock Option Plan (included as Exhibit 10.6)

•	O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.7)

•	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.8)

•	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.9)

•	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.10)

•	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.11)

•	O’Charley’s 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.12)

•	CHUX Ownership Plan, as amended (included as Exhibit 10.13)

•	O’Charley’s 2000 Stock Incentive Plan (included as Exhibit 10.14)

•	Amended Restated Severance Compensation Agreement, dated February 22, 2007, by and between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.15)

•	Form of Incentive Stock Option Agreement (included as Exhibit 10.31)

•	Form of Non-Qualified Stock Option Agreement (included as Exhibit 10.32)

•	Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (included as Exhibit 10.33)

•	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (included as Exhibit 10.34)

•	Form of Restricted Stock Agreement for Directors (included as Exhibit 10.35)

•	Letter Agreement, dated November 11, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.46)

•	Non-Compete/Severance Letter Agreement, dated November 11, 2004, between Lawrence E. Hyatt and O’Charley’s Inc. (included as Exhibit 10.46)

•	Severance Compensation Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt (included as Exhibit 10.47)

•	Summary of Director and Executive Officer Compensation (included as Exhibit 10.49)

•	O’Charley’s Inc. Deferred Compensation Plan (as amended) (included as Exhibit 10.50)

•	Amendment to CHUX Ownership Plan (included as Exhibit 10.51)

•	Severance Agreement and General Release, dated January 1, 2006, by and between Steven J. Hislop and O’Charley’s Inc. (included as Exhibit 10.52)

•	Severance Agreement and General Release, dated January 1, 2006, by and between Richard D. May and O’Charley’s Inc. (included as Exhibit 10.53)

•	Letter Agreement, dated August 25, 2005, between O’Charley’s Inc. and Randall C. Harris (included as Exhibit 10.54)

•	Non-Compete/Severance Letter Agreement, dated October 3, 2005, between Randall C. Harris and O’Charley’s Inc. (included as Exhibit 10.55)

•	Severance Compensation Agreement, dated as of October 3, 2005, between O’Charley’s Inc. and Randall C. Harris (included as Exhibit 10.56)

•	Letter Agreement, dated January 22, 2006, between O’Charley’s Inc. and Jeffrey D. Warne (included as Exhibit 10.57)

•	Severance Compensation Agreement, dated as of January 22, 2006, between O’Charley’s Inc. and Jeffrey D. Warne (included as Exhibit 10.58)

•	Severance and Consulting and General Release, dated July 6, 2006 between Herman A. Moore, Jr. and O’Charley’s Inc. (included as Exhibit 10.59)

•	Severance Compensation Agreement, dated July 7, 2006 between O’Charley’s Inc. and John R. Grady (included as Exhibit 10.60)

4. Exhibits:

Exhibit Number		Description
2.1	—

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

10.13	—	CHUX Ownership Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)
10.14	—	O’Charley’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000)
10.15	—	Amended and Restated Severance Compensation Agreement, dated February 22, 2007, by and between O’Charley’s Inc. and Gregory L. Burns
10.16	—

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

Second Amended and Restated Credit Agreement, dated as of October 18, 2006, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A. and AmSouth Bank, as Syndication Agents, Key Bank, National Association and JPMorgan Chase Bank, as Documentation Agents, Wachovia Capital Markets, LLC as a Lead Arranger and Sole Book Manager and AmSouth Bank, as a Lead Arranger (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 20, 2006)

10.30	—

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

Exhibit Number		Description
10.31	—	Form of Incentive Stock Option Agreement. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)
10.32	—	Form of Non-Qualified Stock Option Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)
10.33	—	Form of Restricted Stock Agreement for Employees (Time-Based Vesting). (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)
10.34	—

Form of Restricted Stock Agreement for Employees (Performance-Based Vesting). (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.35	—	Form of Restricted Stock Agreement for Directors. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)
10.36	—

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

Exhibit Number		Description
10.44	—

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

10.46	—

Non-Compete/Severance Letter Agreement, dated November 11, 2004, between Lawrence E. Hyatt and O’Charley’s Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.47	—

Severance Compensation Agreement, dated as of November 15, 2004, between O’Charley’s Inc. and Lawrence E. Hyatt. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 16, 2004)

10.48	—

Lease, dated as of December 17, 2004, between Bellingham Mechanic, LLC and 99 Commissary, LLC and related Guaranty. (incorporated by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-K for the year ended December 26, 2004)

10.49	—	Summary of Director and Executive Officer Compensation.
10.50	—	O’Charley’s Inc.,Deferred Compensation Plan (as amended) (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ended December 26, 2004)
10.51	—	Amendment to CHUX Ownership Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-126221)
10.52	—

Severance Agreement and General Release, dated January 1, 2006, by and between Steven J. Hislop and O’Charley’s Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2006)

Exhibit Number		Description
10.53	—

Severance Agreement and General Release, dated January 1, 2006, by and between Richard D. May and O’Charley’s Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2006)

10.54	—

Letter Agreement, dated August 25, 2005, between O’Charley’s Inc. and Randall C. Harris (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2005)

10.55	—

Non-Compete/Severance Letter Agreement, dated October 3, 2005, between Randall C. Harris and O’Charley’s Inc. (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2005)

10.56	—

Severance Compensation Agreement, dated as of October 3, 2005, between O’Charley’s Inc. and Randall C. Harris (incorporated by reference to Exhibit 10.67 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2005)

10.57	—

Letter Agreement, dated January 22, 2006 between O’Charley’s Inc. and Jeffery D. Warne (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2005)

10.58	—

Severance Compensation Agreement, dated as of January 22, 2006, between O’Charley’s Inc. and Jeffrey D. Warne (incorporated by reference to Exhibit 10.70 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2005)

10.59	—

Severance and Consulting Agreement and General Release dated July 6, 2006 between Herman A. Moore, Jr. and O’Charley’s Inc. (incorporated by reference to Exhibit of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2006

10.60	—

Severance Compensation Agreement, dated July 7, 2006, between O’Charley’s Inc. and John R Grady (incorporated by reference to Exhibit of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2006)

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

O’CHARLEY’S INC.

Date: March 14, 2007	By: /s/ GREGORY L. BURNS
Gregory L. Burns
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GREGORY L. BURNS	Chief Executive Officer and Chairman of the Board	March 14, 2007
Gregory L. Burns	(Principal Executive Officer)
/s/ LAWRENCE E. HYATT	Chief Financial Officer, Secretary and Treasurer	March 14, 2007
Lawrence E. Hyatt	(Principal Financial Officer)
/s/ R. JEFFREY WILLIAMS	Chief Accounting Officer and Corporate Controller	March 14, 2007
R. Jeffrey Williams	(Principal Accounting Officer)
/s/ RICHARD REISS, JR	Director	March 14, 2007
Richard Reiss, Jr.
/s/ G. NICHOLAS SPIVA	Director	March 14, 2007
G. Nicholas Spiva
/s/ H. STEVE TIDWELL	Director	March 14, 2007
H. Steve Tidwell
/s/ SHIRLEY A. ZEITLIN	Director	March 14, 2007
Shirley A. Zeitlin
/s/ ROBERT J. WALKER	Director	March 14, 2007
Robert J. Walker
/s/ DALE W. POLLEY	Director	March 14, 2007
Dale W. Polley
/s/ WILLIAM F. ANDREWS	Director	March 14, 2007
William F. Andrews
/s/ JOHN E. STOKELY	Director	March 14, 2007
John E. Stokely