Form 10-Q
period 2007-04-22
O CHARLEYS INC
filed 2007-05-30
CIK 864233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 22, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 25, 2007

Common Stock, no par value	23,903,436 shares

O’Charley’s Inc.

Form 10-Q
For the Quarter Ended April 22, 2007
Index

Page No.
Part I — Financial Information
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Balance Sheets as of April 22, 2007 and December 31, 2006	3
Consolidated Statements of Earnings for the 16 weeks ended April 22, 2007 and April 16, 2006	4
Consolidated Statements of Cash Flows for the 16 weeks ended April 22, 2007 and April 16, 2006	5
Notes to unaudited consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25
Part II — Other Information
Item 1. Legal Proceedings	25
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits	26
Signatures	27

EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 22,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$10,967	$19,923
Trade accounts receivable	13,699	14,903
Inventories	32,431	30,895
Deferred income taxes	7,385	8,269
Assets held for sale	4,227	1,962
Other current assets	7,284	4,797
Total current assets	75,993	80,749

Property and Equipment, net	460,876	464,107
Goodwill	93,381	93,381
Intangible Assets	25,946	25,921
Other Assets	23,993	22,354
Total Assets	$680,189	$686,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$15,102	$17,548
Accrued payroll and related expenses	19,387	21,267
Accrued expenses	25,334	24,515
Deferred revenue	9,647	19,765
Federal, state and local taxes	11,677	17,436
Current portion of long-term debt and capitalized lease obligations	7,912	9,812
Total current liabilities	89,059	110,343
Other Liabilities	56,716	50,798
Long-Term Debt, less current portion	126,435	126,540
Capitalized Lease Obligations, less current portion	15,731	18,005
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 23,882,658 in 2007 and 23,654,745 in 2006	197,237	193,690
Retained earnings	195,011	187,136
Total shareholders’ equity	392,248	380,826
Total Liabilities and Shareholders’ Equity	$680,189	$686,512

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
16 Weeks Ended April 22, 2007 and April 16, 2006
(In thousands, except per share data)
(Unaudited)

	2007	2006

Revenues:
Restaurant sales	$309,116	$303,217
Commissary sales	3,729	3,077
Franchise revenue	44	157
	312,889	306,451
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	89,920	90,961
Payroll and benefits	104,533	102,750
Restaurant operating costs	56,840	56,572
Cost of commissary sales	3,386	2,686
Advertising and marketing expenses	10,049	8,451
General and administrative expenses	16,258	15,539
Depreciation and amortization, property and equipment	15,141	13,998
Asset impairment and disposals	1,030	—
Pre-opening costs	1,115	1,174
	298,272	292,131
Income from Operations	14,617	14,320
Other Expense (Income):
Interest expense, net	3,896	4,495
Other, net	(5)	4
	3,891	4,499
Earnings Before Income Taxes	10,726	9,821
Income Taxes	2,718	2,622
Net Earnings	$8,008	$7,199

Basic Earnings per Common Share:
Net earnings	$0.34	$0.31
Weighted average common shares outstanding	23,765	23,089

Diluted Earnings per Common Share:
Net earnings	$0.33	$0.31
Weighted average common shares outstanding	24,130	23,345

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
16 Weeks Ended April 22, 2007 and April 16, 2006
(In thousands)
(Unaudited)

	2007	2006

Cash Flows from Operating Activities:
Net earnings	$8,008	$7,199
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	15,141	13,998
Amortization of debt issuance costs	281	440
Share-based compensation	1,270	447
Deferred income taxes	215	199
Loss on the sale of assets	23	—
Asset impairment and disposals	1,109	—
Changes in assets and liabilities:
Trade accounts receivable	1,204	1,036
Inventories	(1,536)	1,592
Other current assets	(2,487)	(488)
Trade accounts payable	(2,446)	6,001
Deferred revenue	(10,117)	(11,863)
Accrued payroll, accrued expenses, and federal, state and local taxes	(2,798)	8,385
Other long-term assets and liabilities	337	626
Net cash provided by operating activities	8,204	27,572

Cash Flows from Investing Activities:
Additions to property and equipment	(15,352)	(11,104)
Proceeds from the sale of assets	49	—
Other, net	85	(303)
Net cash used in investing activities	(15,218)	(11,417)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(4,279)	(16,324)
Excess tax benefit from share-based payments	224	347
Proceeds from the exercise of stock options and issuances under stock purchase plan	2,113	3,439
Net cash used in financing activities	(1,942)	(12,538)
(Decrease) Increase in Cash and Cash Equivalents	(8,956)	3,627
Cash and Cash Equivalents at Beginning of the Period	19,923	5,699
Cash and Cash Equivalents at End of the Period	$10,967	$9,326

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16 Weeks Ended April 22, 2007 and April 16, 2006

(Unaudited)

A.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and its second, third and fourth quarters consisting of twelve weeks each in most years; however, in fiscal 2006 the fourth quarter consisted of 13 weeks. Fiscal 2007 consists of fifty two weeks and fiscal 2006 consisted of fifty three weeks.

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

These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

B. INCOME TAXES

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 generally requires the Company to record deferred income taxes for the tax effect of differences between the book and tax bases of its assets and liabilities.

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, and carryback and carryforward periods.

The Company’s effective tax rate was 25.3% during the first quarter of 2007 compared with 26.7% during the same period in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in unrecognized tax positions and in the valuation allowance applied to the Company’s deferred tax assets.

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As permitted by FIN 48, the Company has elected to include the applicable interest and penalties in income tax expense. FIN 48 was effective for fiscal years beginning after December 15, 2006.

Upon adoption of FIN 48 on January 1, 2007, the Company had a liability for uncertain tax positions of $6.5 million, including approximately $0.8 million in interest. The net affect of the adoption was an increase of approximately $0.2 million in the liability for uncertain tax positions, which was recorded as an adjustment to retained earnings, and common stock. The Company has a $6.2 million liability recorded for uncertain tax positions as of April 22, 2007, including approximately $0.8 million in interest. The decrease in the liability is due to the closing of the Internal Revenue Service examinations in the first quarter of 2007, partially offset by interest and tax on remaining open items. Upon adoption, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $1.5 million. As of April 22, 2007, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $1.5 million. The Company has settled $0.7 million of unrecognized tax positions during the first quarter of 2007 as a result of the settlement of an IRS exam. The Company also believes that an additional $2.1 million liability for uncertain tax positions will be settled within twelve months of the date of adoption as a result of the closing of statutes for certain tax years. The tax years 2004 to 2006 remain open to examination by the Internal Revenue Service and the tax years of 2002 to 2006 remain open by various other state taxing jurisdictions.

C. SHARE-BASED COMPENSATION

Total share-based compensation expense for the first quarter of 2007 was approximately $1.3 million and for the first quarter of 2006 was approximately $0.4 million. The Company’s net share-based compensation expense primarily consisted of expense associated with restricted stock awards and to a lesser extent expense associated with unvested stock options and the Company’s employee share purchase plan.

During 2004, the Company changed its approach to equity-based compensation and discontinued issuing stock options, choosing to only issue restricted stock awards. As a result, during the first quarter of 2007, the Company granted approximately 0.3 million shares of time vested restricted stock awards to certain members of senior management and other employees. The Company recognized share-based compensation expense of approximately $0.2 million related to these restricted stock awards granted during the 16-week period ended April 22, 2007. As of April 22, 2007, there were approximately 1.8 million options outstanding and 0.9 million restricted stock awards outstanding.

D.	NET EARNINGS PER COMMON SHARE

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

	16 Weeks Ended
	April 22,	April 16,
	2007	2006

Net earnings	$8,008	$7,199

Weighted average common shares outstanding	23,765	23,089
Incremental options and restricted shares outstanding	365	256
Weighted average diluted common shares outstanding	24,130	23,345

Basic earnings per common share	$0.34	$0.31
Diluted earnings per common share	$0.33	$0.31

Options for approximately 0.5 million and 1.5 million shares were excluded from the 2007 and 2006 16-week diluted weighted average share calculations, respectively, due to the shares being anti-dilutive.

E.	DERIVATIVE INSTRUMENTS

As of April 22, 2007, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $100.0 million which effectively convert an equal portion of the fixed-rate indebtedness related to the Company’s $125.0 million senior subordinated notes due 2013 into variable-rate obligations (fair value hedges). The terms and conditions of the swaps mirror the terms and conditions of the respective debt. The Company’s purpose for holding such instruments is to hedge its exposure to fair value fluctuations due to changes in market interest rates, as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt.

F.	LEGAL PROCEEDINGS

In September 2003, the Company became aware that guests and employees at one of its O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of its employees and guests becoming infected. As of the date of this filing, all of these cases have been settled and dismissed. The Company has insurance that provides coverage, subject to limitations, for lost income at its restaurants whose results of operations were adversely affected by the Hepatitis A incident. The Company submitted a claim pursuant to its insurance policy for this type of loss, but its carrier disagreed with the Company’s claim. On July 11, 2005, certain underwriters at Lloyd’s, the Company’s insurance carrier, filed suit against the Company in the Circuit Court for Knox County, Tennessee seeking declaration by the court regarding certain limits in this policy which would effectively limit its recovery under the policy to $100,000. During the first quarter of fiscal 2007, the Company entered into a release and settlement agreement with Lloyd’s. The amount received by the Company in the settlement was included in its results of operations for the first fiscal quarter of 2007.

The Company has been involved in an arbitration in the matter of Ballantyne Village, LLC v. O’Charley’s Inc. filed in April 2005. Ballantyne Village, LLC alleged that the Company breached a lease for retail space for a proposed Stoney River Legendary Steaks restaurant in Charlotte, North Carolina. During the first quarter of fiscal 2007, the Company entered into a settlement and release agreement with the plaintiff. The amount paid by the Company in connection with the settlement was included in its results of operations for the fiscal year ended December 31, 2006.

On May 19, 2006, Meritage Hospitality Group, Inc. and certain of its affiliated entities (“Meritage”), which franchise five O’Charley’s restaurants in Michigan, filed suit against the Company in the United States District Court for the Western District of Michigan. The suit alleged that the Company engaged in fraud and violations of the Michigan Franchise Investment Law and Michigan Consumer Protection Act in connection with Meritage becoming a franchisee of its O’Charley’s restaurant concept. The suit sought rescission of the development agreement and five franchise agreements with the Company and related damages. During the first quarter of fiscal 2007, the Company entered into a general release with Meritage pursuant to which Meritage agreed to dismiss the litigation filed against the Company and the Company agreed to make certain future financial and other accommodations to Meritage under the terms of its development and franchise agreements.

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

The amount shown in assets held for sale as of April 22, 2007 on the consolidated balance sheet consists of assets related to four underperforming Company-owned O’Charley’s restaurants that have been closed and are currently being marketed for sale and certain production equipment at its commissary. The net book value related to closed restaurants is approximately $4.1 million and the net book value related to the production equipment was approximately $0.1 million. The impairment charges related to the closed restaurants were recorded in prior quarters. The Company has ceased recognizing depreciation expense for all of these assets while they are being held for sale.

H.	FRANCHISE AND JOINT VENTURE ARRANGEMENTS

In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any joint venture in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. As of April 22, 2007 the Company has a 50% interest in two joint ventures to operate O’Charley’s restaurants. Under Financial Accounting Standards Board Interpretation (FIN) No. 46R, the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities. Since the Company currently bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46R, the Company consolidates the joint ventures in its consolidated financial statements. The JFC Enterprise, LLC, joint venture partner has neither the obligation nor the ability to contribute their proportionate share of expected future losses. Such losses may require additional financial support from the Company. As of April 22, 2007, JFC Enterprises, LLC, which owns and operates three O’Charley’s restaurants in Louisiana, had loans outstanding due to the Company of approximately $8.7 million. In addition, the Company has provided this joint venture entity a debt service guarantee and as of April 22, 2007 there was $1.2 million outstanding under this arrangement. As of April 22, 2007, Wi-Tenn Restaurants, LLC, which owns and operates one O’Charley’s restaurant in Wisconsin, had loans outstanding due to the Company of approximately $3.9 million. The loans to Wi-Tenn Restaurants, LLC, were primarily used to purchase the property and fund construction of its first restaurant.

I.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact SFAS No. 157 will have on its 2008 results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 and has not determined the impact if any it will have on the Company’s 2008 results of operations.

J.	SUBSEQUENT EVENT

During the second quarter of 2007, the Company has entered into agreements to outsource its salad dressing manufacturing and poultry processing. Both of these activities are currently performed at the Company’s commissary in Nashville. The Company also announced that it will discontinue all food processing and manufacturing operations at its commissary facility in Woburn, Massachusetts, and will transfer the meat cutting operations to its Nashville commissary and outsource the remaining operations. Results for the first quarter included non-cash impairment charges relating to manufacturing equipment of $0.9 million, or approximately $0.03 per diluted share. A total of approximately 30 employees are expected to be displaced in connection with the changes in the Company’s commissary operations, and the Company expects to record severance and related charges of approximately $0.01 per diluted share in the second quarter of 2007.

K.	SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of April 22, 2007 and December 31, 2006 and for the 16 weeks ended April 22, 2007 and April 16, 2006.

Consolidating Balance Sheet

As of April 22, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,614	$8,302	$51	$10,967
Trade accounts receivable	5,731	8,208	(240)	13,699
Intercompany receivable (payable)	(217,580)	125,137	92,443	—
Inventories	3,955	28,404	72	32,431
Deferred income taxes	7,001	384	—	7,385
Assets held for sale	4,063	164	—	4,227
Other current assets	3,474	1,715	2,095	7,284
Total current assets	(190,742)	172,314	94,421	75,993
Property and Equipment, net	301,268	149,350	10,258	460,876
Goodwill	—	93,381	—	93,381
Other Intangible Asset	25	25,921	—	25,946
Other Assets	221,116	30,000	(227,123)	23,993
Total Assets (Liabilities)	$331,667	$470,966	$(122,444)	$680,189
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$12,584	$5,377	$(2,859)	$15,102
Accrued payroll and related expenses	15,388	3,993	6	19,387
Accrued expenses	18,358	7,353	(377)	25,334
Deferred revenue	—	10,165	(518)	9,647
Federal, state and local taxes	(13,412)	24,986	103	11,677
Current portion of long-term debt and capitalized lease obligations	7,389	474	49	7,912
Total current liabilities	40,307	52,348	(3,596)	89,059
Other Liabilities	32,901	22,902	913	56,716
Long-Term Debt, less current portion	144,106	235	(17,906)	126,435
Capitalized Lease Obligations, less current portion	14,445	1,286	—	15,731
Shareholders’ Equity (Deficit):
Common stock	154,470	343,431	(300,664)	197,237
Retained earnings (deficit)	(54,562)	50,764	198,809	195,011
Total shareholders’ equity (deficit)	99,908	394,195	(101,855)	392,248
Total Liabilities and Shareholders’ Equity (Deficit)	$331,667	$470,966	$(122,444)	$680,189
`

Consolidating Balance Sheet

As of December 31, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,069	$16,524	$330	$19,923
Trade accounts receivable	6,715	8,434	(246)	14,903
Intercompany receivable (payable)	(217,762)	188,466	29,296	—
Inventories	3,673	27,135	87	30,895
Deferred income taxes	7,885	384	—	8,269
Assets held for sale	1,912	50	—	1,962
Other current assets	2,216	2,531	50	4,797
Total current assets	(192,292)	243,524	29,517	80,749
Property and Equipment, net	303,817	149,849	10,441	464,107
Goodwill	—	93,381	—	93,381
Other Intangible Asset	—	25,921	—	25,921
Other Assets	219,395	30,153	(227,194)	22,354
Total Assets (Liabilities)	$330,920	$542,828	$(187,236)	$686,512
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$16,058	$6,951	$(5,461)	$17,548
Accrued payroll and related expenses	17,019	4,244	4	21,267
Accrued expenses	17,606	7,295	(386)	24,515
Deferred revenue	—	20,242	(477)	19,765
Federal, state and local taxes	(8,578)	25,911	103	17,436
Current portion of long-term debt and capitalized lease obligations	9,296	468	48	9,812
Total current liabilities	51,401	65,111	(6,169)	110,343
Other Liabilities	27,441	22,445	912	50,798
Long-Term Debt, less current portion	144,115	314	(17,889)	126,540
Capitalized Lease Obligations, less current portion	16,502	1,503	—	18,005
Shareholders’ Equity (Deficit):
Common stock	150,923	343,430	(300,663)	193,690
Retained earnings (deficit)	(59,462)	110,025	136,573	187,136
Total shareholders’ equity (deficit)	91,461	453,455	(164,090)	380,826
Total Liabilities and Shareholders’ Equity (Deficit)	$330,920	$542,828	$(187,236)	$686,512

Consolidating Statement of Operations

16 Weeks Ended April 22, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$176,022	$124,365	$8,729	$309,116
Commissary sales	—	92,270	(88,541)	3,729
Franchise revenue	162	—	(118)	44
	176,184	216,635	(79,930)	312,889

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	52,409	36,330	1,181	89,920
Payroll and benefits	61,166	44,630	(1,263)	104,533
Restaurant operating costs	29,007	22,340	5,493	56,840
Cost of commissary sales	—	89,639	(86,253)	3,386
Advertising expenses	—	9,946	103	10,049
General and administrative expenses	2,718	13,782	(242)	16,258
Depreciation and amortization, property and equipment	8,586	6,177	378	15,141
Asset impairment and disposals	5	1,025	—	1,030
Pre-opening costs	902	258	(45)	1,115
	154,793	224,127	(80,648)	298,272
Income from Operations	21,391	(7,492)	718	14,617
Other Expense (Income):
Interest expense, net	3,408	226	262	3,896
Other, net	17,597	(17,602)	—	(5)
	21,005	(17,376)	262	3,891
(Loss) Earnings Before Income Taxes	386	9,884	456	10,726
Income Tax (Benefit) Expense	(18)	2,616	120	2,718
Net (Loss) Earnings	$404	$7,268	$336	$8,008

Consolidating Statement of Operations

16 Weeks Ended April 16, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$177,645	$117,938	$7,634	$303,217
Commissary sales	—	92,698	(89,621)	3,077
Franchise revenue	227	—	(70)	157
	177,872	210,636	(82,057)	306,451

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	57,238	35,378	(1,655)	90,961
Payroll and benefits	62,403	42,683	(2,336)	102,750
Restaurant operating costs	35,660	24,278	(3,366)	56,572
Cost of commissary sales	—	87,468	(84,782)	2,686
Advertising expenses	(5,526)	5,527	8,450	8,451
General and administrative expenses	1,647	13,836	56	15,539
Depreciation and amortization, property and equipment	8,372	5,539	87	13,998
Asset impairment and disposals	—	—	—	—
Pre-opening costs	406	588	180	1,174
	160,200	215,297	(83,366)	292,131
Income from Operations	17,672	(4,661)	1,309	14,320
Other Expense (Income):
Interest expense, net	4,130	285	80	4,495
Other, net	17,770	(17,766)	—	4
	21,900	(17,481)	80	4,499
(Loss) Earnings Before Income Taxes	(4,228)	12,820	1,229	9,821
Income Tax (Benefit) Expense	(1,287)	3,581	328	2,622
Net (Loss) Earnings	$(2,941)	$9,239	$901	$7,199

Consolidating Statement of Cash Flows

16 Weeks Ended April 22, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash flows from Operating Activities:
Net (loss) earnings	$404	$7,268	$336	$8,008
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	8,586	6,177	378	15,141
Amortization of debt issuance costs	281	—	—	281
Share–based compensation	1,270	—	—	1,270
Provision for deferred income taxes	215	—	—	215
Loss on the sale of assets	23	—	—	23
Asset impairment and disposals	1,109	—	—	1,109
Changes in assets and liabilities:
Trade accounts receivable	986	225	(7)	1,204
Inventories	(281)	(1,269)	14	(1,536)
Other current assets	(1,258)	816	(2,045)	(2,487)
Trade accounts payable	(3,473)	(1,575)	2,602	(2,446)
Deferred revenue	—	(10,076)	(41)	(10,117)
Accrued payroll, other accrued expenses and federal, state, and local taxes	(1,690)	(1,118)	10	(2,798)
Other long-term assets and liabilities	(204)	610	(69)	337
Net cash provided by operating activities	5,968	1,058	1,178	8,204

Cash flows from Investing Activities:
Additions to property and equipment	(8,987)	(5,679)	(686)	(15,352)
Proceeds from the sale of assets	49	—	—	49
Other, net	4,457	(3,601)	(771)	85
Net cash used in investing activities	(4,481)	(9,280)	(1,457)	(15,218)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(4,279)	—	—	(4,279)
Excess tax benefit from share-based payments	224	—	—	224
Exercise of stock options and issuances under stock purchase plan	2,113	—	—	2,113
Net cash used in financing activities	(1,942)	—	—	(1,942)

(Decrease) Increase in Cash and Cash Equivalents	(455)	(8,222)	(279)	(8,956)
Cash and Cash Equivalents at Beginning of the Period	3,069	16,524	330	19,923
Cash and Cash Equivalents at End of the Period	$2,614	$8,302	$51	$10,967

Consolidating Statement of Cash Flows

16 Weeks Ended April 16, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash flows from Operating Activities:
Net (loss) earnings	$(3,533)	$9,831	$901	$7,199
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	8,370	5,539	89	13,998
Amortization of debt issuance costs	440	—	—	440
Share–based compensation	447	—	—	447
Provision for deferred income taxes	199	—	—	199
Changes in assets and liabilities:
Trade accounts receivable	(322)	684	674	1,036
Inventories	236	861	495	1,592
Other current assets	(281)	2,778	(2,985)	(488)
Trade accounts payable	9,022	(6,342)	3,321	6,001
Deferred revenue	(5,360)	(6,544)	41	(11,863)
Accrued payroll, other accrued expenses and federal, state, and local taxes	7,711	(137)	811	8,385
Other long-term assets and liabilities	306	367	(47)	626
Net cash provided by operating activities	17,235	7,037	3,300	27,572

Cash flows from Investing Activities:
Additions to property and equipment	(1,273)	(9,313)	(518)	(11,104)
Proceeds from the sale of assets	—	—	—	—
Other, net	(2,436)	4,804	(2,671)	(303)
Net cash used in investing activities	(3,709)	(4,509)	(3,189)	(11,407)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(16,188)	(122)	(14)	(16,324)
Excess tax benefit from share-based payments	347	—	—	347
Exercise of stock options and issuances under stock purchase plan	3,439	—	—	3,439
Net cash used in financing activities	(12,402)	(122)	(14)	(12,538)

Increase in Cash and Cash Equivalents	1,124	2,406	97	3,627
Cash and Cash Equivalents at Beginning of the Period	2,611	3,072	16	5,699
Cash and Cash Equivalents at End of the Period	$3,735	$5,478	$113	$9,326

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, our ability to increase operating margins and increase same store sales at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; our ability to successfully implement changes to our supply chain; our ability to sell closed restaurants and other surplus assets; the possible adverse effect on our sales of any decrease in consumer spending; the effect of increased competition; the resolution of outstanding legal proceedings; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of April 22, 2007, we operated 230 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 113 Ninety Nine restaurants in nine Northeastern states, and ten Stoney River restaurants in the Southeast and Midwest. As of April 22, 2007, we had five franchised O’Charley’s restaurants including four franchised O’Charley’s restaurants in Michigan and one franchised O'Charley's restaurant in Ohio. As of April 22, 2007, we had three joint venture O’Charley’s restaurants in Louisiana, and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest. Our fiscal year ends on the last Sunday of the calendar year. We have one reportable segment.

Approximately 18 months ago we began our turnaround and transformation process. Our strategy continues to be anchored by three key elements: building a winning team, improving box economics and achieving high guest satisfaction. We believe that our performance in the first quarter of 2007 provides solid evidence of progress in implementing this strategy.

Strengthening the organization with a new core of talent and building a winning team. We have assembled our core of executive talent as we have hired a Concept President – O'Charley's, Chief Supply Chain Officer, Senior Corporate Counsel, Chief Information Officer, Vice President of Human Resource Development, Vice President of Communications and Vice President of Strategic Sourcing over the past two years. We now believe that we have in place a management team that is substantially complete and that will be able to execute successfully our turnaround and transformation efforts. We have benefited from the new ideas and strategies that our new team members have brought to O’Charley’s which we believe is reflected in the improvement in our first quarter of 2007 consolidated operating margin. We are now working to optimize the performance of every member of our organization in order to achieve our long-term vision to be the Best of Class in food and service in our segments of the restaurant industry.

Improving box economics through the execution of product and labor cost management and increasing same store sales through new product offerings, new marketing, and a more analytical approach to menu pricing. Box economics is the relationship between the investment in our restaurants and the sales and related operating margin that those sales should produce. As a percentage of restaurant sales, cost of food and beverage, payroll and benefits costs, and restaurant operating costs in the first quarter were each lower than in the prior-year quarter. This was the result of a higher average check in all three of our concepts, the impact of our theoretical food cost system and our increased focus on our “limited time menu offerings” which have higher margins and reductions in employee health and welfare costs. We expect further cost savings through additional operational efficiencies and other initiatives we are implementing. We began the phase out of Kids-Eat-Free in the second quarter of 2006 and as of the end of the first quarter of 2007 have reduced its availability by approximately 40 percent. We expect to complete the phase out by the middle of 2008. We believe that our increase in average check demonstrates that the core O’Charley’s guest values great food with unique flavor profiles with a higher level of service.

Our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ teams continue to focus on box economics by, among other initiatives, developing new team member selection and training tools, introducing new kitchen technology and menu engineering, capitalizing on dining room efficiencies and applying these improvements along with our re-brandings of our O’Charley’s and Ninety Nine restaurants. Another important aspect of our re-branding is the introduction of concept specific elements including new uniforms, plateware, menu designs, Curbside-To-Go service and new service standards. During the first quarter of 2007 we completed five ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and six ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants. To date we have completed 16 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 20 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants. At this time we plan to complete 30 re-brandings at Ninety Nine and approximately 10 to 20 re-brandings at O’Charley’s in 2007. We have also introduced a new prototype for our O’Charley’s and Ninety Nine restaurants. To date we have opened four new company-operated O’Charley’s restaurants featuring the concept’s new prototype design and one Ninety Nine restaurant featuring the new prototype design.

Achieving high guest satisfaction and intent to return by instilling “A Passion to Serve” SM. In 2005, we adopted a vision statement: ‘A Passion to Serve’ SM. This statement describes our commitment to our guests, each other, our stakeholders and our communities. Our vision is to be the best of class in food and service in our segments of the restaurant industry. We are holding ourselves to higher standards as measured by our Guest Satisfaction Index or “GSI” as we believe that the best marketing takes place within the four walls. Many of our ‘Project Rev’Olution’ and ‘Project Dressed to the Nines’ initiatives are designed to improve the guest experience. Our senior management teams at Ninety Nine and O’Charley’s have implemented a combination of in-store and market focus groups designed to solicit feedback about how we can continue to improve our delivery of great food and service. We believe that an increase in check average requires sustainable improvement in the guest experience. ‘Project Rev’Olution’ and ‘Project Dressed to the Nines’ are key elements in our effort to achieve higher guest satisfaction. Our product development teams at all three concepts continue to deliver great tasting menu offerings. We believe that we are taking the appropriate steps to generate profitable and sustainable growth while enhancing shareholder value.

Improving the performance of our supply chain. We operate an approximately 200,000 square foot commissary in Nashville, Tennessee through which we manufacture, purchase and distribute a substantial majority of the food products and supplies for our O’Charley’s, Ninety Nine and Stoney River restaurants. To a lesser extent, the commissary sells manufactured items to other customers, including retail grocery chains, mass merchandisers and wholesale clubs. We also operate a 20,000 square foot production facility located in Woburn, Massachusetts where we perform meat cutting and other manufacturing for our Ninety Nine restaurants, and a 79,000 square foot distribution facility in Bellingham, Massachusetts which provides distribution services for our Ninety Nine restaurants. Subsequent to the end of the first quarter of 2007, we entered into agreements to outsource the poultry processing and salad dressing manufacturing activities that we currently perform at our Nashville commissary. We also decided to close our manufacturing operations in Woburn, Massachusetts, moving meat cutting to Nashville and outsourcing the other manufacturing that we perform there. Our results for the first quarter of 2007 include non-cash impairment charges of $0.9 million, or $0.03 per diluted share, for the impairment of manufacturing equipment in connection with the changes in our commissary operations. A total of approximately 30 employees working in both Woburn and Nashville will be displaced. We expect to record related severance charges of approximately $0.3 million, or $0.01 per diluted share in the second quarter of 2007. We expect that these changes to our supply chain will reduce our ongoing cost of food and beverage by between $1.0 million and $1.5 million per year, or between $0.03 and $0.05 per diluted share. We expect to realize less than half of this annual savings in the 2007 fiscal year. We continue to consider alternatives for our meat processing and bakery operations in Nashville, and for our distribution operations in Nashville and Bellingham. Such alternatives may result in additional impairment and other charges in subsequent quarters.

Following is an explanation of certain items in our consolidated statements of earnings:

Revenues consist of Company-operated and joint venture restaurant sales and, to a lesser extent, commissary sales and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers, wholesale clubs and franchisees. Franchise revenue consists of development fees and royalties on sales by franchised units. Our development fees for franchisees in which we do not have an ownership interest are generally $50,000 for the first two restaurants and $25,000 for each additional restaurant opened by the franchisee. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The two most significant commodities that may affect our cost of food and beverage are beef and seafood, which account for approximately 24 percent to 25 percent and 10 percent to 11 percent, respectively, of our overall cost of food and beverage. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

Depreciation and Amortization Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter.

Asset Impairment and Disposals includes costs associated with the impairment of land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Impairment charges for assets that are held for sale represents the difference between their current book value and the estimated net sales proceeds. Impairment costs also include the disposal of certain assets at existing restaurants for re-brandings related to ‘Project Rev’Olution’ and ‘Dressed to the Nines’. Disposal costs include the costs incurred to prepare the asset or assets for sale including the following: repair and maintenance, clean up costs, broker commissions, independent appraisals, insurance deductibles and proceeds. Gains and/or losses associated with the sale of assets are also included in this category.

Pre-opening Costs represent costs associated with our store opening teams, as well as other costs associated with opening a new restaurant and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant development and openings. Pre-opening costs also include training, supply, and other costs necessary to prepare for the re-opening of an existing restaurant as part of ‘Project RevO’lution’ and ‘Dressed to the Nines’ re-brandings.

The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 16-week periods ended April 22, 2007 and April 16, 2006 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	16 Weeks Ended
	April 22,	April 16,
	2007	2006

Revenues:
Restaurant sales	98.8%	98.9%
Commissary sales	1.2	1.0
Franchise revenue	—	0.1
	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.1%	30.0%
Payroll and benefits	33.8	33.9
Restaurant operating costs	18.4	18.7
Cost of commissary sales (2)	1.1	0.9
Advertising and marketing expenses	3.2	2.8
General and administrative expenses	5.2	5.1
Depreciation and amortization	4.8	4.6
Asset impairment and disposals	0.3	—
Pre-opening costs	0.4	0.4

Income from Operations	4.7	4.7

Other Expense:
Interest expense, net	1.3	1.5
Earnings before Income Taxes	3.4	3.2
Income Taxes	0.9	0.9
Net Earnings	2.5%	2.3%

(1)	Shown as a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 90.8 percent and 87.3 percent for the 16-week periods ended April 22, 2007 and April 16, 2006, respectively.

The following table reflects margin performance of each of our concepts for the quarters ended April 22, 2007 and April 16, 2006.

	16 Weeks Ended
	April 22,	April 16,
	2007	2006
	($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales	$ 200.4	$ 202.0

Cost and expenses: (2)
Cost of food and beverage	29.0%	30.0%
Payroll and benefits	33.3%	33.4%
Restaurant operating costs (3)	17.4%	17.9%

Ninety Nine Concept:
Restaurant Sales	$ 96.1	$ 92.4

Cost and expenses: (2)
Cost of food and beverage	28.2%	29.1%
Payroll and benefits	35.8%	35.8%
Restaurant operating costs (3)	20.7%	20.2%

Stoney River Concept:
Restaurant Sales	$ 12.6	$ 8.8

Cost and expenses: (2)
Cost of food and beverage	37.3%	39.3%
Payroll and benefits	27.6%	25.7%
Restaurant operating costs (3)	15.9%	19.0%

(1) Includes results from O’Charley’s joint venture operations, but excludes revenue from franchised restaurants.

(2) Shown as a percentage of restaurant sales.

(3) Includes rent, where 100% of the Ninety Nine restaurant locations are leased (land or land and building) as compared to 57% for O’Charley’s and 60% for

Stoney River.

The following table sets forth certain financial and other restaurant data for the quarters ended April 22, 2007 and April 16, 2006:

	April 22,	April 16,
	2007	2006
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	227	225
Restaurants opened	3	—
Restaurant closed	—	—
In operation, end of quarter	230	225
Ninety Nine Restaurants:
In operation, beginning of quarter	114	109
Restaurants opened	—	2
Restaurants closed	(1)	—
In operation, end of quarter	113	111
Stoney River Restaurants:
In operation, beginning of quarter	10	7
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	10	7
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	10	6
Restaurants opened	—	1
Restaurants closed	(1)	—
In operation, end of quarter	9	7
Average Weekly Sales per Store:
O’Charley’s	$54,000	$55,621
Ninety Nine	52,809	52,813
Stoney River	78,907	78,707
Change in Same Store Sales (1):
O’Charley’s	(1.6%)	0.6%
Ninety Nine	2.7%	1.1%
Stoney River	0.8%	5.1%
Change in Same Store Guest Visits (1):
O’Charley’s	(7.0%)	(0.6%)
Ninety Nine	(2.3%)	0.7%
Stoney River	(4.7%)	2.9%
Change in Same Store Average Check per Guest (1):
O’Charley’s	5.8%	1.2%
Ninety Nine	5.1%	0.4%
Stoney River	5.9%	2.2%
Average Check per Guest (2):
O’Charley’s	$12.52	$11.80
Ninety Nine	14.44	13.74
Stoney River	43.22	41.54

(1)	When computing same store sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open at the end of the quarter.

First Fiscal Quarter of 2007 Versus First Fiscal Quarter of 2006

Revenues

During the 16 weeks ended April 22, 2007, total revenues increased $6.4 million, or 2.1 percent, to $312.9 million from $306.5 million for the 16 weeks ended April 16, 2006.

During the first quarter of 2007, gift card redemptions at our three restaurant concepts totaled $14.8 million, a 9.6 percent decrease over our gift card redemptions in the first quarter of 2006. We believe that this year-over-year reduction in gift card redemptions is due to the calendar shift resulting from the 53rd week of our 2006 fiscal year.

Restaurant sales for company-operated O’Charley’s decreased 1.4 percent to $197.4 million for the first quarter, reflecting the impact of a same store sales decrease of 1.6 percent partially offset by the addition of six new company-operated restaurants and the closing of one company-operated restaurant since the first quarter of 2006. The same store sales decrease was comprised of a 5.8 percent increase in average check offset by a 7.0 percent decrease in guest counts. The decline in guest counts was not unexpected as we continued to phase out our “kids eat free” program as well as the use of couponing and discounting. Average check for company-operated stores in the first quarter was $12.52. Three company-operated O’Charley’s restaurants opened during the first quarter, bringing the total number of company-operated restaurants to 230 at the end of the quarter.

Restaurant sales for Ninety Nine increased 4.0 percent to $96.1 million in the first quarter, reflecting the addition of three new restaurants and the closing of one restaurant since the first quarter of 2006. The same store sales increase of 2.7 percent was comprised of a 5.1 percent increase in average check partially offset by a 2.3 percent decrease in guest counts. Average check in the first quarter was $14.44. One Ninety Nine restaurant closed in the first quarter, bringing the total number to 113 at the end of the quarter.

Restaurant sales for Stoney River Legendary Steaks increased 43.2 percent to $12.6 million in the first quarter, which reflects sales increases of 0.8 percent at the six restaurants included in the same store sales base, and sales at the new restaurants in Dublin, Ohio, Nashville, Tennessee, Chesterfield, Missouri, and Atlanta, Georgia. The same-store sales increase consisted of a 5.9 percent increase in average check partially offset by a 4.7 percent decline in guest counts. Average check for Stoney River in the first quarter was $43.22.

Cost of Food and Beverage

During the first quarter of 2007, our cost of food and beverage was $89.9 million, or 29.1 percent of restaurant sales, compared with $91.0 million, or 30.0 percent of restaurant sales in the first quarter of 2006. This decrease in food and beverage cost as a percentage of restaurant sales reflects the impact of a higher average check, higher margins on our limited time menu offerings, a narrowing of the gap between our theoretical and actual food costs and lower costs for pork, partially offset by higher costs for most other food commodities.

Payroll and Benefits

During the first quarter of 2007, payroll and benefits were $104.5 million, or 33.8 percent of restaurant sales, compared to $102.8 million, or 33.9 percent of restaurant sales, in the same prior-year period. A 30 basis point reduction in employee health and welfare expense was partially offset by increases in training and bonus expenses.

Restaurant Operating Costs

During the first quarter of 2007, restaurant operating costs were $56.8 million, or 18.4 percent of restaurant sales, compared to $56.6 million, or 18.7 percent of restaurant sales, in the same prior year period. A number of factors contributed to this 30 basis point improvement, including the impact of lower linen and supply costs at the O’Charley’s concept.

Advertising and Marketing Expenses

During the first quarter of 2007, advertising and marketing expenditures increased $1.6 million, or 18.8 percent, to $10.0 million or 3.2 percent of revenue from $8.5 million or 2.8 percent of revenue in the first quarter of 2006. The increase in advertising and marketing expenses is primarily due to the additional advertising of our limited time menu offerings.

General and Administrative Expenses

General and administrative expenses increased to $16.3 million in the first quarter of 2007 from $15.5 million in the first quarter of 2006, and as a percentage of revenues, increased to 5.2 percent from 5.1 percent in the same prior-year period. A 30 basis point increase in share-based compensation expense, or approximately $0.03 per diluted share, was partially offset by reduced expenses as a percent of sales in other areas.

Asset Impairment and Disposals

During the first quarter of 2007, we recorded $0.9 million in non-cash impairment charges related to our decision to close our manufacturing operations in Woburn, Massachusetts and the outsourcing of the poultry processing and salad dressings activities performed at our Nashville commissary. We also recorded approximately $0.1 million relating to losses taken on the disposal of assets. In the first quarter of 2006, we did not take any such impairment or disposal charges.

Depreciation and Amortization, Property and Equipment

During the first quarter of 2007, depreciation increased by $1.1 million to $15.1 million as compared to $14.0 million in the same prior year period and increased as a percentage of total revenues to 4.8 percent from 4.6 percent. This increase is due to additional capital expenditures made since the first quarter of 2006 and their related deprecation expense.

Pre-opening Costs

During the first quarter of 2007, pre-opening costs were $1.1 million, reflecting the opening of three new O’Charley’s restaurants and the completion of five ‘Project Rev’Olution’ and six ‘Project Dressed to the Nines’ re-brandings. During the first quarter of 2006, pre-opening costs were $1.2 million.

Interest Expense, Net

Interest expense, net during the first quarter of 2007 decreased to $3.9 million compared to $4.5 million for the same prior-year period as a result of the higher earnings on our $11.0 million of cash and equivalents as of April 22, 2007. In addition, we had no loans outstanding on our revolving line of credit as compared to $9.0 million outstanding at the end of the first quarter of last year.

Income Taxes

During the first quarter of 2007, the company adopted FASB Interpretation No. 48 (FIN48), “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS No. 109 “Accounting for Income Taxes” and we also closed an Internal Revenue Service audit for the tax years 2002 through 2004. We expect our effective tax rate for the balance of fiscal year to be between 25 and 26 percent.

On May 16, 2007, we issued a press release reporting our unaudited financial results for the first quarter of 2007. In that release, we indicated that the effective tax rate applied to pretax earnings in the quarter was 26.5%. We also indicated in the release that the application of FIN 48 and the closing of the audit resulted in additional income tax expense in the quarter of $0.1 million, with a corresponding adverse impact on the effective tax rate of 1.4%. Since issuing that release, we have finalized our first quarter financial and accounting procedures, and have concluded that adoption and application of FIN 48 was not material to our results in the quarter. As a result, the effective tax rate for the quarter was 25.3%, rather than the 26.5% previously reported. This adjustment resulted in an increase in our basic earnings per share by $0.01 to $0.34 per share, but does not impact the previously-reported diluted earnings per share of $0.33.

Liquidity and Capital Resources

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development. We do not believe this indicates a lack of liquidity. To the extent operations generate cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. As previously announced, we have slowed our restaurant development in order to focus on improving the performance of our existing restaurants and we opened three Company-owned O’Charley’s restaurants but did not open any Ninety Nine or Stoney River restaurants during the first quarter of 2007. We did, however, complete five O’Charley’s restaurant re-brandings and six Ninety Nine restaurant re-brandings during the quarter as part of our continued focus on our existing restaurants.

On October 18, 2006, we entered into a Second Amended and Restated Credit Agreement, (the “Credit Agreement”). The Credit Agreement amended and restated our existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement provides for a five-year, $125.0 million revolving credit facility and permits us to request an increase in the principal amount of the facility of up to $25.0 million. At April 22, 2007, we had no amounts outstanding on the revolving credit facility except for approximately $9.1 million in letters of credit which reduced our available borrowings under the Credit Agreement.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires us to comply with certain financial covenants, including an adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio. We were in compliance with such covenants at April 22, 2007.

The interest rates per annum applicable to loans outstanding under the Credit Agreement will, at our option, be equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.0 percent to 0.5 percent in the case of base rate loans and 0.75 percent to 1.25 percent in the case of LIBOR rate loans), depending on our senior secured leverage ratio. At April 22, 2007, our margin applicable to LIBOR loans was 0.75 percent. In addition to the interest payments required under the Credit Agreement, we are required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25 percent to 0.375 percent per annum, depending on our senior secured leverage ratio.

Our obligations under the Credit Agreement are secured by liens on substantially all of our assets, including a pledge of the capital stock of our material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

From time to time, we have entered into interest rate swap agreements with certain financial institutions. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0 percent senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013. Our weighted average interest rate for the years ended April 22, 2007 and April 16, 2006 was 8.3 percent and 8.1 percent, respectively.

On May 18, 2007, subsequent to the end of our first quarter, we announced the authorization by our board of directors to increase our $25.0 million share repurchase limit to $50.0 million and a quarterly dividend of $0.06 per share. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. We may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The dividend is payable on June 29, 2007, to shareholders of record on June 15, 2007.

In 2007, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our restaurant support center. The Company did not finance any capital expenditures during the quarters ended April 22, 2007 or April 16, 2006. Capital expenditures for the quarter ended April 22, 2007 and April 16, 2006 were as follows:

	April 22,	April 16,
	2007	2006
	(in thousands)
New restaurant capital expenditures	$8,206	$8,097
Other capital expenditures	7,146	3,007
Total capital expenditures	$15,352	$11,104

We expect capital expenditures in 2007 to be between $55.0 million and $60.0 million. As part of our focus on improving results in our existing restaurants, we plan to develop and open fewer restaurants in 2007 than we have developed prior to 2006. We expect to open between four and six new company-owned O’Charley’s restaurants, between three and five new Ninety Nine restaurants, and one new Stoney River restaurant in 2007. Our capital expenditure projections for 2007 include between 10 and 20 ‘Project RevO’lution’ re-brandings for our O’Charley’s concept and approximately 30 ‘Dressed to the Nines’ re-brandings for our Ninety Nine concept.

The following tables set forth our capital structure and certain financial ratios and financial data as of and for the quarter ended 16 weeks ended April 22, 2007 and as of and for the year ended December 31, 2006:

	April 22,		December 31,
	2007		2006
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$—	0.0%	$—	0.0%
Secured mortgage note payable	94	0.0	102	0.0
GE Capital Financing arrangement	1,182	0.2	1,197	0.2
Note payable to Stoney River managing partners	314	0.1	393	0.0
Capitalized lease obligations	23,488	4.4	27,665	5.2
Total senior debt	25,078	4.7	29,357	5.4
Senior subordinated notes	125,000	23.0	125,000	23.4
Total debt(1)(2)	150,078	27.7	154,357	28.8
Shareholders’ equity	392,248	72.3	380,826	71.2
Total capitalization	$542,326	100.0%	$535,183	100.0%
Adjusted total debt(1)(3)	$416,934		$419,109
Adjusted total capitalization(1)(3)	$809,182		$799,935
EBITDA(1)(4)	$30,660		$91,613

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

(2)

Total debt represents the long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion as reflected in our consolidated balance sheets:

	April, 22	December 31,
	2007	2006
	(in thousands)
Current portion of long-term debt and capitalized lease obligations	$ 7,912	$ 9,812
Add:
Long-term debt, less current portion	126,435	126,540
Capitalized lease obligations, less current portion	15,731	18,005
Total debt	$150,078	$ 154,357

(3)

Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 and 53 weeks ended April 22, 2007 and December 31, 2006, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 and 53 weeks ended April 22, 2007 and December 31, 2006, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	April 22,	December 31,
	2007	2006
	(in thousands)
Current portion of long-term debt and capitalized leases	$7,912	$9,812
Add:
Long-term debt, less current portion	126,435	126,540
Capitalized lease obligations, less current portion	15,731	18,005
Total debt	150,078	154,357
Add eight times rent expense	266,856	264,752
Adjusted total debt	416,934	419,109
Add:
Shareholders’ equity	392,248	380,826
Adjusted total capitalization	$809,182	$799,935

(4)

EBITDA represents earnings before interest expense, income taxes, depreciation and amortization and asset impairments, as defined in our credit agreement. The following tables reconcile EBITDA, as described above, to net earnings, and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	16 weeks ended April 22,	Year ended December 31,
	_2007_	_2006_
	(in thousands)
Net earnings	$8,008	$18,890
Add:
Income taxes	2,718	7,200
Interest expense, net	3,896	14,401
Asset impairments	897	4,508
Depreciation and amortization	15,141	46,614
EBITDA	$30,660	$91,613

	16 weeks ended	Year ended
	April 22,	December 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 8,204	$ 83,260
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Deferred income taxes	(215)	7,495
Share-based compensation	(1,270)	(2,655)
Amortization of deferred gain on sale-leasebacks	325	1,077
(Loss) gain on the sale of assets held for sale and other assets dispositions	(156)	1,835
Changes in operating assets and liabilities	18,101	(17,425)
Changes in long-term assets and liabilities	(662)	(2,233)
Income taxes	2,718	7,200
Interest expense, net	3,615	13,059
EBITDA	$ 30,660	$ 91,613

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2006, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, goodwill and trademarks, impairment of long-lived assets, and income taxes and related financial statement items. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 16 weeks of 2007, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of April 22, 2007 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Outlook

We expect to report net earnings per diluted share of between $0.20 and $0.24 for the 12-week period ending July 15, 2007. We expect to report net earnings per diluted share of between $1.00 and $1.10 for the fiscal year ending December 30, 2007. The second quarter and full-year guidance includes the first quarter impairment charges, anticipated second quarter severance and related charges of $0.01 per diluted share, and the anticipated reduction in food cost of approximately $0.02 per diluted share from the changes announced related to our supply chain arrangements. We have locked in our pricing for the remaining three quarters of 2007 for approximately 95 percent of our estimated requirements for poultry, and approximately 90 percent of our estimated requirements for pork. We also have an arrangement with another party which we believe provides price protection for 95 percent of our estimated requirements for beef. Compared to the average prices paid in the corresponding three quarters of 2006, these arrangements provide for pricing for the remaining three quarters of 2007 that is more than 15 percent lower for pork, and between 5 percent and 6 percent higher for beef and poultry. With respect to poultry pricing, this is a correction to the number that we previously disclosed.

Projected results for the second quarter and the year are based upon anticipated same store sales increases of less than two percent for O’Charley’s, and between one percent and three percent at Ninety Nine, and continued year-over-year improvement in restaurant-level margins. In 2007, we expect to open between four and six new O’Charley’s company-operated restaurants, between three and five new Ninety Nine restaurants and one new Stoney River restaurant. Our guidance for 2007 anticipates the completion of 30 ‘Dressed to the Nines’ remodels in Ninety Nine. Although we have not yet decided to proceed with a full roll-out of ‘Project RevO’lution’ remodels in the O’Charley’s concept, the guidance for 2007 anticipates the completion of between 10 and 20. Including the training expenses and asset disposals associated with these remodels, they are expected to have a negative impact on net earnings in 2007. Our guidance for the second quarter and full year 2007 does not reflect any impact for charges or expenses arising from decisions we may make as part of our transition efforts, or as a result of additional changes to our supply chain.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS 157 will have on our 2008 results of operations or financial position.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently evaluating this SFAS and have not determined the impact if any it will have on our 2008 results of operations.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land construction costs, and fuel/energy costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if enacted, could have an adverse impact on the Company’s payroll and benefit costs. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs over the past 18 months have had a negative impact on consumer behavior and have increased the cost of operating our Commissary. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

As an additional method of managing our interest rate exposure on our Credit Facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. There were no swaps outstanding at April 22, 2007 associated with our Credit Facility.

At April 22, 2007, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes and are accounted for as fair value hedges. These swap agreements expire in November 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In performing this evaluation, management determined that we had insufficient personnel with appropriate qualifications and training in accounting for income taxes to allow for the timely preparation of an accurate income tax provision and related disclosures. In addition, management’s oversight and review related to certain income tax accounts and analyses was not effective. These deficiencies in internal control over financial reporting resulted in more than a remote likelihood that a material misstatement of our income tax accounts would not be detected or prevented. Therefore, we concluded that our disclosures controls were not effective. During the quarter ended April 22, 2007, we initiated steps to remediate these deficiencies in our disclosure controls and procedures by instituting additional internal review procedures along with outside technical expertise in regards to accounting for income taxes. While we believe that these steps have resulted in improvements in our disclosure controls, based upon our experience in the first quarter in connection with the adoption of Financial Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” – an Interpretation of SFAS No. 109, “Accounting for Income Taxes”, we concluded that our disclosure controls and procedures were not effective as of April 22. 2007.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). During the assessment of internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, management determined we had insufficient personnel with appropriate qualifications and training in accounting for income taxes to allow for the timely preparation of an accurate income tax provision. In addition, management’s oversight and review related to certain income tax accounts and analyses was not effective. These deficiencies in internal control over financial reporting resulted in more than a remote likelihood that a material misstatement of our income tax accounts would not be detected or prevented. During the quarter ended April 22, 2007, we initiated steps to remediate these deficiencies in our disclosure controls and procedures by instituting additional review procedures along with outside technical expertise in regards to accounting for income taxes. Except as described above, there have been no other changes in the Company’s internal control over financial reporting during the first fiscal quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In September 2003, we became aware that guests and employees at one of our O’Charley’s restaurants located in Knoxville, Tennessee were exposed to the Hepatitis A virus, which resulted in a number of our employees and guests becoming infected. As of the date of this filing, all of these cases have been settled and dismissed. We have insurance that provides coverage, subject to limitations, for lost income at our restaurants whose results of operations were adversely affected by the Hepatitis A incident. We submitted a claim pursuant to our insurance policy for this type of loss, but our carrier disagreed with our claim. On July 11, 2005, certain underwriters at Lloyd’s, our insurance carrier, filed suit against us in the Circuit Court for Knox County, Tennessee seeking declaration by the court regarding certain limits in this policy which would effectively limit our recovery under the policy to $100,000. During the first quarter of fiscal 2007, we entered into a release and settlement agreement with Lloyd’s. The amount received by us in the settlement was included in our results of operations for the first fiscal quarter of 2007.

We have been involved in an arbitration in the matter of Ballantyne Village, LLC v. O’Charley’s Inc. filed in April 2005. Ballantyne Village, LLC has alleged that we breached a lease for retail space for a proposed Stoney River Legendary Steaks restaurant in Charlotte, North Carolina. During the first quarter of fiscal 2007, we entered into a settlement and release agreement with the plaintiff. The amount paid by us in the settlement was included in our results of operations for the fiscal year ended December 31, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 17, 2007. The number of shares of Common Stock, no par value share, of the Company issued, outstanding, and entitled to vote at March 30, 2007, the record date of the meeting, was approximately 23.7 million. Approximately 92.4 percent of the outstanding shares was present in person or by proxy at the meeting. At the annual meeting, the following proposals were voted upon:

(a) Nominations to elect the following directors as Class II directors to a three-year term expiring at the Annual meeting in 2010 and until their successors are elected and qualified:

Director	For	Withheld
William F. Andrews	19,897,007	2,040,450
John E. Stokely	19,897,836	2,039,621
H. Steve Tidwell	19,743,789	2,193,668

The following table sets forth the other members of our board of directors whose term of office continued after the meeting and the year in which his or her term expires:

Name	Term Expires
Gregory L. Burns	2009
Robert J. Walker	2009
Richard Reiss, Jr.	2008
G. Nicholas Spiva	2008
Shirley A. Zeitlin	2008
Dale W. Polley	2008

(b) Adoption of the O’Charley’s Inc. Executive Incentive Plan:

For	Against	Abstain
16,894,312	2,572,326	25,609

(c) Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2007:

For	Against	Abstain
21,141,268	785,695	10,492

(d) Adoption of a shareholder proposal requesting the Board to take the necessary steps to declassify the Board and establish annual election of directors:

For	Against	Abstain
17,588,760	1,878,065	25,422

Item 6. Exhibits

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gregory L. Burns, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Date: May 30, 2007	By:	/s/ Gregory L. Burns
Gregory L. Burns
Chairman and Chief Executive Officer

Date: May 30, 2007	By:	/s/ Lawrence E. Hyatt

Lawrence E. Hyatt

Chief Financial Officer, Secretary and Treasurer