Form 10-Q
period 2007-07-15
O CHARLEYS INC
filed 2007-08-21
CIK 864233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 15, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2007

Common Stock, no par value	23,811,109 shares

O’Charley’s Inc.

Form 10-Q

For the Quarter Ended July 15, 2007

EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 15,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$15,400	$19,923
Trade accounts receivable	15,266	14,903
Inventories	36,197	30,895
Deferred income taxes	7,160	8,269
Assets held for sale	4,544	1,962
Other current assets	8,097	4,797
Total current assets	86,664	80,749

Property and Equipment, net	442,256	464,107
Goodwill	93,461	93,381
Intangible Assets	25,946	25,921
Other Assets	26,202	22,354
Total Assets	$674,529	$686,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$13,355	$17,548
Accrued payroll and related expenses	19,079	21,267
Accrued expenses	21,746	24,515
Deferred revenue	8,545	19,765
Federal, state and local taxes	12,697	17,436
Current portion of long-term debt and capitalized lease obligations	6,880	9,812
Total current liabilities	82,302	110,343

Other Liabilities	56,698	50,798
Long-Term Debt, less current portion	126,499	126,540
Capitalized Lease Obligations, less current portion	13,832	18,005
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 24,069,696 in 2007 and 23,654,745 in 2006	202,275	193,690
Retained earnings	192,923	187,136
Total shareholders’ equity	395,198	380,826
Total Liabilities and Shareholders’ Equity	$674,529	$686,512

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

12 Weeks Ended July 15, 2007 and July 9, 2006

(In thousands, except per share data)

(Unaudited)

	2007	2006

Revenues:
Restaurant sales	$226,377	$220,915
Commissary sales	2,249	2,648
Franchise revenue	129	79
	228,755	223,642
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	66,362	66,104
Payroll and benefits	77,106	74,506
Restaurant operating costs	43,108	41,504
Cost of commissary sales	2,112	2,263
Advertising and marketing expenses	8,060	6,493
General and administrative expenses	11,505	10,740
Depreciation and amortization, property and equipment	11,440	10,755
Impairment, disposal and restructuring charges	8,097	114
Pre-opening costs	597	1,441
	228,387	213,920
Income from Operations	368	9,722
Other Expense (Income):
Interest expense, net	2,681	4,050
Other, net	(6)	(4)
	2,675	4,046
(Loss) Earnings Before Income Taxes	(2,307)	5,676
Income Tax (Benefit) Expense	(1,161)	1,283
Net (Loss) Earnings	$(1,146)	$4,393

Basic (Loss) Earnings per Common Share:
Net (loss) earnings	$(0.05)	$0.19
Weighted average common shares outstanding	24,002	23,338

Diluted (Loss) Earnings per Common Share:
Net (loss) earnings	$(0.05)	$0.19
Weighted average diluted common shares outstanding	24,002	23,531

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

28 Weeks Ended July 15, 2007 and July 9, 2006

(In thousands, except per share data)

(Unaudited)

	2007	2006

Revenues:
Restaurant sales	$535,493	$524,132
Commissary sales	5,978	5,726
Franchise revenue	173	236
	541,644	530,094
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	156,282	157,065
Payroll and benefits	181,640	177,256
Restaurant operating costs	99,948	98,076
Cost of commissary sales	5,498	4,949
Advertising and marketing expenses	18,109	14,944
General and administrative expenses	27,762	26,279
Depreciation and amortization, property and equipment	26,580	24,753
Impairment, disposal and restructuring charges	9,128	114
Pre-opening costs	1,712	2,615
	526,659	506,051
Income from Operations	14,985	24,043
Other Expense (Income):
Interest expense, net	6,577	8,546
Other, net	(11)	—
	6,566	8,546
Earnings Before Income Taxes	8,419	15,497
Income Tax Expense	1,557	3,905
Net Earnings	$6,862	$11,592

Basic Earnings per Common Share:
Net earnings	$0.29	$0.50
Weighted average common shares outstanding	23,867	23,196

Diluted Earnings per Common Share:
Net earnings	$0.28	$0.49
Weighted average diluted common shares outstanding	24,239	23,424

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

28 Weeks Ended July 15, 2007 and July 9, 2006

(In thousands)

(Unaudited)

	2007	2006

Cash Flows from Operating Activities:
Net earnings	$6,862	$11,592
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	26,580	24,753
Amortization of debt issuance costs	469	769
Share-based compensation	2,356	1,086
Deferred income taxes and other income tax related items	(797)	237
Loss on the sale of assets	113	75
Impairment, disposal and restructuring charges	8,325	114
Changes in assets and liabilities:
Trade accounts receivable	(363)	2,150
Inventories	(5,481)	8,616
Other current assets	(3,300)	(3,353)
Trade accounts payable	(4,193)	5,245
Deferred revenue	(11,220)	(12,965)
Accrued payroll, accrued expenses, and federal, state and local taxes	(5,460)	6,844
Other long-term assets and liabilities	(672)	(618)
Net cash provided by operating activities	13,219	44,545

Cash Flows from Investing Activities:
Additions to property and equipment	(26,379)	(19,771)
Proceeds from the sale of assets	10,995	391
Other, net	(22)	(613)
Net cash used in investing activities	(15,406)	(19,993)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(7,146)	(20,686)
Excess tax benefit from share-based payments	1,621	414
Dividends Paid	(1,477)	—
Proceeds from the exercise of stock options and issuances under stock purchase plan	4,666	4,583
Net cash used in financing activities	(2,336)	(15,689)

(Decrease) Increase in Cash and Cash Equivalents	(4,523)	8,863
Cash and Cash Equivalents at Beginning of the Period	19,923	5,699
Cash and Cash Equivalents at End of the Period	$15,400	$14,562

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12 and 28 Weeks Ended July 15, 2007 and July 9, 2006

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

B. IMPAIRMENT, DISPOSAL AND RESTRUCTURING CHARGES

During the second quarter, the Company completed the sale of its commissary facility in Nashville, Tennessee and the outsourcing of various food processing and distribution activities performed at its commissary and distribution facilities in Nashville, Tennessee, and Woburn, Massachusetts. The Company closed on the sale of the Nashville commissary facility and entered into supply and distribution agreements with respect to the outsourcing of its entire Nashville food preparation and distribution operations on July 13, 2007. Net proceeds received during the second quarter of 2007 from the sale of Nashville commissary real estate and manufacturing equipment associated with the Company’s meat production totaled approximately $9.0 million and $0.7 million, respectively. In addition, the Company received approximately $1.3 million in proceeds for the sale of other assets unrelated to the sale of the commissary.

The Company incurred charges of approximately $7.6 million in the second quarter of 2007 in connection with these supply chain changes, including non-cash charges for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment of approximately $6.7 million and employee severance and retention costs, legal costs and transition costs of approximately $0.9 million. In the first quarter of 2007, the Company recorded approximately $0.9 million in asset impairment charges related to the decision to close its Woburn, Massachusetts commissary and the decision to outsource the salad dressing and poultry processing activities performed in Nashville. Impairment, disposal and restructuring charges also included certain write-offs for asset disposals associated with the Company’s ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ re-branding efforts, impairments of restaurants in assets available for sale, gains and losses on sales of restaurants and other retirements.

The following table reconciles the impairment, disposal, and restructuring charges as presented on the Consolidated Statement of Operations to the total amount presented on the Consolidated Statement of Cash Flows:

28 Weeks Ended
July 15, 2007
(in thousands)
Supply Chain Changes:
Second quarter impairments and disposals	$6,744
Second quarter severance and retention costs, legal costs and transition costs	881
First quarter impairments and disposals	915
Total charges related to supply chain changes	8,540

Disposals related to re-branding initiatives	342
Other disposals, net	246
Total impairment, disposal, and restructuring charges	9,128

Supply change changes paid or accrued	(881)
Other non-cash items	78
Total non-cash impairment, disposal and restructuring charges	$8,325

C. INCOME TAXES

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

The Company’s effective tax rate, including the impact of the supply chain changes, was 50.3 percent during the second quarter of 2007 compared with 22.6 percent during the same period in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in unrecognized tax positions and in the valuation allowance applied to the Company’s deferred tax assets.

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

Upon adoption of FIN 48 on January 1, 2007, the Company had a liability for uncertain tax positions of $6.8 million, including approximately $1.0 million in interest. The net transition effect of the adoption to equity was an increase of approximately $0.5 million. The Company has a $4.8 million liability recorded for uncertain tax positions as of July 15, 2007, including approximately $0.7 million in interest. The decrease in the liability is due to the settlement of $3.5 million of unrecognized tax positions from the closing of the Internal Revenue Service examinations for tax years 2002 to 2004, in the first quarter of 2007, partially offset by $1.3 million of tax and interest accrued as a result of tax positions taken during a prior year and $0.2 million of tax and interest accrued as a result of tax positions taken during the current year. Upon adoption, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $1.3 million. As of July 15, 2007, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $1.1 million. The Company believes that an additional $1.2 million and $0.6 million liability for uncertain tax positions will be settled within twelve months of the date of adoption and July 15, 2007, respectively, as a result of the closing of statutes for certain tax years and amended returns filed by the Company. Those tax positions include certain deductions taken on Kentucky tax returns for the 1997-2001 tax years, the deduction of certain payroll tax-related penalties, and the deduction for a manager bonus accrual. The tax years 2002 to 2006 remain open to examination by major taxing jurisdictions.

D. SHARE-BASED COMPENSATION

Total share-based compensation expense for the 12 weeks ended July 15, 2007 was approximately $1.1 million and was approximately $0.6 million for the 12 weeks ended July 9, 2006. Total share-based compensation expense for the 28 weeks ended July 15, 2007 was approximately $2.4 million and was approximately $1.1 million for the 28 weeks ended July 9, 2006. The Company’s net share-based compensation expense primarily consists of expense associated with restricted stock awards and to a lesser extent expense associated with unvested stock options and the Company’s employee share purchase plan discount.

During 2004, the Company changed its approach to share-based compensation and discontinued issuing stock options, choosing to issue only restricted stock awards. During the second quarter of 2007, the Company granted approximately 0.1 million shares of time vested restricted stock awards to certain members of senior management, other employees and members of the Company’s board of directors. The Company recognized share-based compensation expense of approximately $0.1 million related to these restricted stock awards granted during the 12-week period ended July 15, 2007. For the 28 weeks ended July 15, 2007, the Company issued 0.3 million shares of time vested restricted stock awards to certain members of senior management, other employees and members of the Company’s board of directors and has recognized $0.3 million related to these awards. As of July 15, 2007, there were approximately 1.6 million options outstanding and approximately 1.0 million restricted stock awards outstanding.

E.	NET (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share have been computed on the basis of the weighted average number of common shares outstanding. Diluted (loss) earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and restricted (un-vested) stock awards outstanding. As the Company incurred a net loss in the second quarter of 2007, the weighted average common shares outstanding used in the determination of second quarter 2007 basic (loss) per common share is used for the diluted (loss) per common share as well.

Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted (loss) earnings per share calculation (in thousands):

	12 Weeks Ended		28 Weeks Ended
	July 15,	July 9,	July 15,	July 9,
	2007	2006	2007	2006

Net (loss) earnings	$(1,146)	$4,393	$6,862	$11,592

Weighted average common shares outstanding	24,002	23,338	23,867	23,196
Incremental options and restricted shares outstanding	—	193	372	228
Weighted average diluted common shares outstanding	24,002	23,531	24,239	23,424

Basic (loss) earnings per common share	$(.05)	$.19	$.29	$.50

Diluted (loss) earnings per common share	$(.05)	$.19	$.28	$.49

Options for approximately 0.4 million shares were excluded from the 28-week weighted average diluted common share calculations in 2007, as compared to 1.4 million for the same prior year period, due to these shares being anti-dilutive.

F.	DERIVATIVE INSTRUMENTS

As of July 15, 2007, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $100.0 million which effectively convert an equal portion of the fixed-rate indebtedness related to the Company’s $125.0 million senior subordinated notes due 2013 into variable-rate obligations (fair value hedges). The terms and conditions of the swaps mirror the terms and conditions of the respective debt. The Company’s purpose for holding such instruments is to hedge its exposure to fair value fluctuations due to changes in market interest rates, as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt.

G.	LEGAL PROCEEDINGS

The Company is a defendant from time to time in various legal proceedings arising in the ordinary course of its business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease obligations; claims with respect to insurance recoveries; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

The Company does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur liabilities or accrue expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect its results of operations.

H.	ASSETS HELD FOR SALE

The amount shown in assets held for sale as of July 15, 2007 on the consolidated balance sheet consists of assets related to four underperforming Company-owned O’Charley’s restaurants that have been closed and certain production equipment at its commissary. The restaurants and the commissary equipment are currently being marketed for sale. The net book value related to closed restaurants and commissary production equipment is approximately $3.9 million and approximately $0.6 million, respectively. The impairment charges related to the closed restaurants were recorded in prior quarters. The impairment charges for the commissary production equipment were taken in the first and second quarters of 2007 as part of the changes in the Company’s supply chain structure. The Company has ceased recognizing depreciation expense for all of these assets while they are being held for sale.

I.	FRANCHISE AND JOINT VENTURE ARRANGEMENTS

In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any joint venture in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. As of July 15, 2007, the Company has a 50 percent interest in two joint ventures to operate O’Charley’s restaurants. Under Financial Accounting Standards Board Interpretation (FIN) No. 46R, the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities. Since the Company currently bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46R, the Company consolidates the joint ventures in its consolidated financial statements. The JFC Enterprise, LLC, joint venture partner has neither the obligation nor the ability to contribute their proportionate share of expected future losses. Such losses may require additional financial support from the Company. As of July 15, 2007, JFC Enterprises, LLC, which owns and operates three O’Charley’s restaurants in Louisiana, had loans outstanding due to the Company of approximately $8.7 million. In addition, the Company has provided this joint venture entity a debt service guarantee and as of July 15, 2007 there was $1.2 million outstanding under this arrangement. As of July 15, 2007, Wi-Tenn Restaurants, LLC, which owns and operates one O’Charley’s restaurant in Wisconsin, had loans outstanding due to the Company of approximately $4.0 million. The loans to Wi-Tenn Restaurants, LLC, were primarily used to purchase the property and fund construction of its first restaurant. Since the Company consolidates JFC Enterprises LLC and Wi-Tenn restaurants, the $12.7 million of loans due to the Company are eliminated in consolidation and are not presented on the accompanying balance sheet at July 15, 2007.

During the second quarter of 2007, the Company’s most recent franchisee, Delaware North Companies Travel Hospitality Services, Inc. (“DNC”), opened its first O’Charley’s restaurant in Nashville, Tennessee in the Nashville International Airport. In addition, our franchisee Four Star Restaurant Group, LLC opened its first O’Charley’s restaurant during the second quarter of 2007 in West Des Moines, Iowa.

J. CASH DIVIDENDS AND STOCK REPURCHASE PROGRAM

On May 18, 2007, the Company announced that its Board of Directors approved a quarterly cash dividend on the Company’s common stock of $0.06 per share. The dividend was payable on June 29, 2007 to shareholders of record on June 15, 2007. The total dividend of approximately $1.5 million was recorded in the second quarter of 2007 as a reduction to equity. Also on May 18, 2007, the Company announced that its Board of Directors approved an increase from $25 million to $50 million for the amount authorized under the Company’s existing share repurchase authorization. There have been no repurchases of stock as of July 15, 2007. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. O’Charley’s Inc. may repurchase shares from time to time on the open market under a Rule 10b5-1 plan or otherwise or in private transactions, including structured transactions. The share repurchase program may be modified or discontinued at any time.

K. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact SFAS No. 157 will have on its 2008 results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 and has not determined the impact, if any, it will have on the Company’s 2008 results of operations or financial position.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on our consolidated financial position and results of operations.

L.	SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of July 15, 2007 and December 31, 2006 and for the 12 and 28-week periods ended July 15, 2007 and July 9, 2006.

Consolidating Balance Sheet

As of July 15, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$2,404	$13,015	$(19)	$15,400
Trade accounts receivable	6,908	9,006	(648)	15,266
Intercompany receivable (payable)	(223,189)	193,117	30,072	—
Inventories	3,803	32,328	66	36,197
Deferred income taxes	6,776	384	—	7,160
Assets held for sale	3,924	620	—	4,544
Other current assets	3,720	2,323	2,054	8,097
Total current assets (liabilities)	(195,654)	250,793	31,525	86,664
Property and Equipment, net	298,404	133,739	10,113	442,256
Goodwill	—	93,461	—	93,461
Intangible Asset	25	25,921	—	25,946
Other Assets	222,346	30,990	(227,134)	26,202
Total Assets (Liabilities)	$325,121	$534,904	$(185,496)	$674,529
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$11,155	$4,619	$(2,419)	$13,355
Accrued payroll and related expenses	14,858	4,217	4	19,079
Accrued expenses	15,302	7,226	(782)	21,746
Deferred revenue	—	9,074	(529)	8,545
Federal, state and local taxes	(15,000)	27,514	183	12,697
Current portion of long-term debt and capitalized lease obligations	6,331	499	50	6,880
Total current liabilities	32,646	53,149	(3,493)	82,302
Other Liabilities	32,079	23,704	915	56,698
Long-Term Debt, less current portion	144,099	319	(17,919)	126,499
Capitalized Lease Obligations, less current portion	12,759	1,073	—	13,832
Shareholders’ Equity (Deficit):
Common stock	159,508	343,431	(300,664)	202,275
Retained earnings (accumulated deficit)	(55,970)	113,228	135,665	192,923
Total shareholders’ equity (deficit)	103,538	456,659	(164,999)	395,198
Total Liabilities and Shareholders’ Equity (Deficit)	$325,121	$534,904	$(185,496)	$674,529
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

Consolidating Statement of Operations

12 Weeks Ended July 15, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$127,284	$92,733	$6,360	$226,377
Commissary sales	—	66,107	(63,858)	2,249
Franchise revenue	214	—	(85)	129
	127,498	158,840	(57,583)	228,755

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	36,646	27,304	2,412	66,362
Payroll and benefits	45,577	32,628	(1,099)	77,106
Restaurant operating costs	22,328	16,338	4,442	43,108
Cost of commissary sales	—	66,190	(64,078)	2,112
Advertising and marketing expenses	—	7,956	104	8,060
General and administrative expenses	2,402	9,389	(286)	11,505
Depreciation and amortization, property and equipment	6,591	4,565	284	11,440
Impairment, disposal and restructuring charges	257	7,840	—	8,097
Pre-opening costs	360	238	(1)	597
	114,161	172,448	(58,222)	228,387
Income (loss) from Operations	13,337	(13,608)	639	368
Other Expense (Income):
Interest expense, net	2,318	171	192	2,681
Other, net	12,723	(12,729)	—	(6)
	15,041	(12,558)	192	2,675
(Loss) Earnings Before Income Taxes	(1,704)	(1,050)	447	(2,307)
Income Tax (Benefit) Expense	(1,239)	78	—	(1,161)
Net (Loss) Earnings	$(465)	$(1,128)	$447	$(1,146)

Consolidating Statement of Operations

12 Weeks Ended July 9, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$125,927	$89,021	$5,967	$220,915
Commissary sales	—	67,997	(65,349)	2,648
Franchise revenue	149	—	(70)	79
	126,076	157,018	(59,452)	223,642

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	40,256	26,459	(611)	66,104
Payroll and benefits	44,134	32,104	(1,732)	74,506
Restaurant operating costs	26,295	16,586	(1,377)	41,504
Cost of commissary sales	10	64,610	(62,357)	2,263
Advertising and marketing expenses	(4,226)	4,245	6,474	6,493
General and administrative expenses	899	9,797	44	10,740
Depreciation and amortization, property and equipment	6,302	4,351	102	10,755
Impairment, disposal and restructuring charges	114	—	—	114
Pre-opening costs	653	572	216	1,441
	114,437	158,724	(59,241)	213,920
Income (loss) from Operations	11,639	(1,706)	(211)	9,722
Other Expense (Income):
Interest expense, net	3,721	222	107	4,050
Other, net	20,189	(20,193)	—	(4)
	23,910	(19,971)	107	4,046
(Loss) Earnings Before Income Taxes	(12,271)	18,265	(318)	5,676
Income Tax (Benefit) Expense	(1,105)	2,486	(98)	1,283
Net (Loss) Earnings	$(11,166)	$15,779	$(220)	$4,393

Consolidating Statement of Operations

28 Weeks Ended July 15, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$303,306	$217,098	$15,089	$535,493
Commissary sales	—	158,377	(152,399)	5,978
Franchise revenue	376	—	(203)	173
	303,682	375,475	(137,513)	541,644

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	89,056	63,634	3,592	156,282
Payroll and benefits	106,743	77,258	(2,361)	181,640
Restaurant operating costs	51,334	38,679	9,935	99,948
Cost of commissary sales	—	155,829	(150,331)	5,498
Advertising and marketing expenses	—	17,901	208	18,109
General and administrative expenses	5,120	23,170	(528)	27,762
Depreciation and amortization, property and equipment	15,177	10,742	661	26,580
Impairment, disposal and restructuring charges	261	8,867	—	9,128
Pre-opening costs	1,263	496	(47)	1,712
	268,954	396,576	(138,871)	526,659
Income from Operations	34,728	(21,101)	1,358	14,985
Other Expense (Income):
Interest expense, net	5,727	396	454	6,577
Other, net	30,320	(30,331)	—	(11)
	36,047	(29,935)	454	6,566
(Loss) Earnings Before Income Taxes	(1,319)	8,834	904	8,419
Income Tax Expense	1,335	222	—	1,557
Net (Loss) Earnings	$(2,654)	$8,612	$904	$6,862

Consolidating Statement of Operations

28 Weeks Ended July 9, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$303,572	$206,959	$13,601	$524,132
Commissary sales	—	160,695	(154,969)	5,726
Franchise revenue	376	—	(140)	236
	303,948	367,654	(141,508)	530,094

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	97,494	61,837	(2,266)	157,065
Payroll and benefits	106,777	74,547	(4,068)	177,256
Restaurant operating costs	62,017	40,801	(4,742)	98,076
Cost of commissary sales	17	152,071	(147,139)	4,949
Advertising marketing expenses	(9,751)	9,771	14,924	14,944
General and administrative expenses	2,827	23,352	100	26,279
Depreciation and amortization, property and equipment	14,674	9,890	189	24,753
Impairment, disposal and restructuring charges	114	—	—	114
Pre-opening costs	1,059	1,160	396	2,615
	275,228	373,429	(142,606)	506,051
Income from Operations	28,720	(5,775)	1,098	24,043
Other Expense (Income):
Interest expense, net	7,852	507	187	8,546
Other, net	37,959	(37,959)	—	—
	45,811	(37,452)	187	8,546
(Loss) Earnings Before Income Taxes	(17,091)	31,677	911	15,497
Income Tax (Benefit) Expense	(2,392)	6,067	230	3,905
Net (Loss) Earnings	$(14,699)	$25,610	$681	$11,592

Consolidating Statement of Cash Flows

28 Weeks Ended July 15, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash flows from Operating Activities:
Net (loss) earnings	$(2,654)	$8,612	$904	$6,862
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	15,177	10,742	661	26,580
Amortization of debt issuance costs	469	—	—	469
Share–based compensation	2,356	—	—	2,356
Deferred income taxes and other income tax related items	(797)	—	—	(797)
Loss on the sale of assets	113	—	—	113
Impairment, disposal and restructuring charges	—	8,325	—	8,325
Changes in assets and liabilities:
Trade accounts receivable	(193)	(573)	403	(363)
Inventories	(129)	(5,373)	21	(5,481)
Other current assets	(1,504)	208	(2,004)	(3,300)
Trade accounts payable	(4,903)	(2,332)	3,042	(4,193)
Deferred revenue	—	(11,168)	(52)	(11,220)
Accrued payroll, other accrued expenses and federal, state, and local taxes	(6,652)	1,509	(317)	(5,460)
Other long-term assets and liabilities	(1,037)	421	(56)	(672)
Net cash provided by operating activities	246	10,371	2,602	13,219

Cash flows from Investing Activities:
Additions to property and equipment	(19,927)	(5,627)	(825)	(26,379)
Proceeds from the sale of assets	—	10,995	—	10,995
Other, net	13,027	(10,923)	(2,126)	(22)
Net cash used in investing activities	(6,900)	(5,555)	(2,951)	(15,406)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(7,146)	—	—	(7,146)
Excess tax benefit from share-based payments	1,621	—	—	1,621
Dividends Paid	(1,477)	—	—	(1,477)
Proceeds from the exercise of stock options and issuances under stock purchase plan	4,666	—	—	4,666
Net cash used in financing activities	(2,336)	—	—	(2,336)

(Decrease) Increase in Cash and Cash Equivalents	(8,990)	4,816	(349)	(4,523)
Cash and Cash Equivalents at Beginning of the Period	3,069	16,524	330	19,923
Cash and Cash Equivalents at End of the Period	$(5,921)	$21,340	$(19)	$15,400

Consolidating Statement of Cash Flows

28 Weeks Ended July 9, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash flows from Operating Activities:
Net (loss) earnings	$(14,699)	$25,610	$681	$11,592
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	14,674	9,890	189	24,753
Amortization of debt issuance costs	769	—	—	769
Share–based compensation	1,086	—	—	1,086
Deferred income taxes and other income tax related items	237	—	—	237
Loss on the sale of assets	75	—	—	75
Impairment, disposal and restructuring charges	114			114
Changes in assets and liabilities:
Trade accounts receivable	403	782	965	2,150
Inventories	362	7,770	484	8,616
Other current assets	(2,370)	2,742	(3,725)	(3,353)
Trade accounts payable	(5,431)	(6,670)	17,346	5,245
Deferred revenue	(5,883)	(7,121)	39	(12,965)
Accrued payroll, other accrued expenses and federal, state, and local taxes	5,096	1,236	512	6,844
Other long-term assets and liabilities	510	(1,253)	125	(618)
Net cash (used in) provided by operating activities	(5.057)	32,986	16,616	44,545

Cash flows from Investing Activities:
Additions to property and equipment	(3,391)	(14,895)	(1,485)	(19,771)
Proceeds from the sale of assets	391	—	—	391
Other, net	16,606	(15,592)	(1,627)	(613)
Net cash provided by (used in) investing activities	13,606	(30,487)	(3,112)	(19.993)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(20,686)	—	—	(20,686)
Excess tax benefit from share-based payments	414	—	—	414
Proceeds from the exercise of stock options and issuances under stock purchase plan	4,583	—	—	4,583
Net cash used in financing activities	(15,689)	—	—	(15,689)

(Decrease) Increase in Cash and Cash Equivalents	(7,140)	2,499	13,504	8,863
Cash and Cash Equivalents at Beginning of the Period	2,611	3,072	16	5,699
Cash and Cash Equivalents at End of the Period	$(4,529)	$5,571	$13,520	$14,562

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, our ability to increase operating margins and increase same store sales at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; our ability to successfully implement and realize projected savings from changes to our supply chain; our ability to sell closed restaurants and other surplus assets; the possible adverse effect on our sales of decreases in consumer spending; the effect of increased competition; our ability to successfully implement and realize projected benefits of our turnaround and transformation process, including our re-brandings and other initiatives and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of July 15, 2007, we operated 229 O’Charley’s company-owned restaurants in 16 states in the Southeast and Midwest regions, 113 Ninety Nine restaurants in nine Northeastern states, and ten Stoney River restaurants in the Southeast and Midwest. As of July 15, 2007, we had seven franchised O’Charley’s restaurants including four franchised O’Charley’s restaurants in Michigan and one franchised O'Charley's restaurant in Ohio, one franchised restaurant in Iowa and one franchised restaurant in Tennessee. As of July 15, 2007, we had three joint venture O’Charley’s restaurants in Louisiana, and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest. Our fiscal year ends on the last Sunday of the calendar year. We have one reportable segment.

Approximately 21 months ago we began our turnaround and transformation process. Our strategy continues to be anchored by a number of key elements. We continue to make progress in this transformation even though our results for the second quarter of 2007 were below our expectations as we continue to operate in a difficult and ever-changing macro economic environment.

Strengthening the organization with a new core of talent and building a winning team. We have assembled our core of executive talent as we have hired a Chief Human Resources Officer, Concept President – O'Charley's, Chief Supply Chain Officer, Senior Corporate Counsel, Chief Information Officer, Vice President of Human Resource Development, Vice President of Communications and Vice President of Strategic Sourcing over the past two years. In addition, during the second quarter of 2007, Mike Ellis joined the Company as Chief Development Officer. In this position he will source and secure sites for new restaurants, implement strategies to reduce energy and maintenance costs and manage the construction process including our O’Charley’s and Ninety Nine restaurant rebrandings. Mr. Ellis has extensive experience in all areas of development, most recently serving as the vice president-asset management for BP Products North America. Previously he was senior vice president of development for Carlson Restaurant Worldwide where he completed an extensive restaurant remodel program. Subsequent to the end of the quarter, our Vice President of Operations at our O’Charley’s concept left the Company to pursue other opportunities and we have promoted a Regional Vice President to replace him. We have also initiated a search for a Vice President of Franchising to replace the incumbent who has left the Company. We believe that we have in place a senior management team that is substantially complete and that will be able to execute successfully our turnaround and transformation efforts. We have benefited from the new ideas and strategies that our new team members have brought to O’Charley’s Inc. We are now working to optimize the performance of every member of our organization in order to achieve our long-term vision to be the Best of Class in food and service in our segments of the restaurant industry. Currently, we are engaged in a process to strengthen our operation’s teams in the field where we want to demonstrate “A Passion to Serve” SM with every guest, at every restaurant, every day.

Improving box economics through the execution of product and labor cost management and increasing same store sales through new product offerings, new marketing, and a more analytical approach to menu pricing. Box economics is the relationship between the investment in our restaurants and the sales and related operating margin that those sales produce. As a percentage of restaurant sales, cost of food and beverage, payroll and benefits costs, and restaurant operating costs in the second quarter of 2007 were in the aggregate flat as compared to the second quarter of last year. We experienced the de-leveraging effect on labor productivity of declining guest counts in the quarter. We expanded our testing of our new labor scheduling process in the second quarter and based on our initial test results believe it will have a positive impact not only on our labor costs but will improve guest satisfaction.

Our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ teams continue to focus on box economics by, among other initiatives, developing new team member selection and training tools, introducing new kitchen technology and menu engineering, capitalizing on dining room efficiencies and applying these improvements along with our re-brandings of our O’Charley’s and Ninety Nine restaurants. Another important aspect of our re-branding is the introduction of concept specific elements including new uniforms, plateware, menu designs, Curbside-To-Go service and new service standards. During 2007, we have completed seven ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 14 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants. As of July 15, 2007, we have completed 18 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 25 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants since the inception of the re-branding programs. We intend to complete 30 re-brandings at Ninety Nine and approximately 15 to 20 re-brandings at O’Charley’s in 2007. We have also introduced a new prototype for our O’Charley’s and Ninety Nine restaurants. As of July 15, 2007, we have opened five new company-operated O’Charley’s restaurants featuring the concept’s new prototype design and one Ninety Nine restaurant featuring the new prototype design. We have also opened two franchised O’Charley’s restaurants and one joint-venture O’Charley’s restaurant featuring the concept’s new prototype design.

Achieving high guest satisfaction and intent to return by instilling “A Passion to Serve” SM. In 2005, we adopted a vision statement: ‘A Passion to Serve’ SM. This statement describes our commitment to our guests, each other, our stakeholders and our communities. Our vision is to be the Best of Class in food and service in our segments of the restaurant industry. We are holding ourselves to higher standards as measured by our Guest Satisfaction Index or “GSI” as we believe that the best marketing takes place within the four walls. Many of our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ initiatives are designed to improve the guest experience. Our senior management teams at Ninety Nine and O’Charley’s have implemented a combination of in-store and market focus groups designed to solicit feedback about how we can continue to improve our delivery of great food and service. We believe that an increase in check average requires sustainable improvement in the guest experience. ‘Project Rev’Olution’ and ‘Project Dressed to the Nines’ are key elements in our effort to achieve higher guest satisfaction. Our product development teams at all three concepts continue to deliver great tasting menu offerings with unique flavor profiles. We believe that we are taking the appropriate steps to generate profitable and sustainable growth while enhancing shareholder value.

Improving the performance of our supply chain. As previously disclosed, at the end of the first quarter we entered into agreements to outsource the poultry processing and salad dressing manufacturing activities that we performed at our Nashville commissary. We also decided to close our manufacturing operations in Woburn, Massachusetts, moving meat cutting to Nashville and outsourcing the other manufacturing that we perform there. On July 13, 2007, we completed the sale of our Nashville commissary facility and entered into an agreement with Mountain City Meat Company which is cutting meat for us. We have also entered into an agreement with Performance Food Group to serve as the exclusive master distributor for the O’Charley’s and Stoney River concepts. Performance Food Group will purchase our remaining distribution inventories at cost and will assume the leases on our Nashville-based tractors and trailers. We have also entered into an agreement with Cornerstone Bakery to outsource the manufacture of the frozen dough used in our O’Charley’s signature yeast rolls. We continue to consider alternatives for our distribution facility in Bellingham, Massachusetts which serves our Ninety Nine restaurants.

We believe that once the transition is complete, our supply chain team will be better positioned to focus upon improving the quality and cost of the products. As a result of these transactions we incurred charges of approximately $7.6 million in the second quarter of 2007 in connection with these supply chain changes, including non-cash charges for the impairment of the commissary real estate and facility and related manufacturing equipment of approximately $6.7 million and employee severance and retention costs, legal costs and transition costs of approximately $0.9 million. In the first quarter of 2007, the Company recorded approximately $0.9 million in asset impairment charges related to previously announced decision to the close the Woburn, Massachusetts commissary and the decision to outsource the salad dressing and poultry processing activities performed in Nashville. We expect that the restructuring of our supply chain will reduce our ongoing costs and expenses by a total of between $2.5 and $3.0 million per year, or between 8 and 10 cents per diluted share, with approximately half of this amount representing reductions in our cost of food and beverage, and half representing reductions in depreciation expense. We also expect these supply chain changes to provide us with between $22 and $24 million of cash that can be deployed for other purposes. This estimate is the sum of the proceeds from the sale of the real estate, machinery, and inventories, plus anticipated tax benefits, partially offset by the expected reduction in accounts payable.

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

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The two most significant commodities that may affect our cost of food and beverage are beef and seafood, which account for approximately 29 percent and approximately 11 percent, respectively, of our overall cost of food and beverage in the second quarter of 2007. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

General and Administrative Expenses include the costs of restaurant support center administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, share-based compensation, benefits, and related expenses, data processing, legal and accounting expenses, changes in the liabilities associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds, and office expenses account for the major expenses in this category. This category also includes all recruiting, relocation and most severance-related expenses. Severance costs associated with the supply chain restructuring are included in the “Impairment, Disposal and Restructuring Charges” line.

Depreciation and Amortization, Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter.

Impairment, Disposal and Restructuring Charges includes the various costs associated with restructuring our supply chain, asset impairments, asset disposals and gains and losses incurred upon the sale of Company assets. The charges for the Company’s supply chain changes consist primarily of asset impairments and disposals and to a lesser extent severance and retention, legal, consulting and other costs. Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Impairment charges for assets that are held for sale represents the difference between their current book value and the estimated net sales proceeds. Impairment costs also include the disposal of certain assets at existing restaurants for re-brandings related to ‘Project RevO’lution’ and ‘Project Dressed to the Nines’. Disposal costs include the costs incurred to prepare the asset or assets for sale including the following: repair and maintenance, clean up costs, broker commissions and independent appraisals. Gains and/or losses associated with the sale of assets are also included in this category.

Pre-opening Costs represent costs associated with our store opening teams, as well as other costs associated with opening a new restaurant and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant development and openings. Pre-opening costs also include training, supply, and other costs necessary to prepare for the re-opening of an existing restaurant as part of ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ re-brandings.

Interest Expense, net represents the sum of the following: interest on our revolving credit facility; interest on our 9 percent Senior Subordinated Notes due 2013 (the Notes); the impact of the interest rate swaps on the $100.0 million notional amount of the notes; amortization of prepaid interest and finance charges; changes in the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; and interest income from our investments in overnight repurchase agreements.

Income Tax (Benefit) Expense represents the provision for income taxes based upon our forecast of our full year earnings as well as our estimate of the full year impact of permanent tax differences on our income tax provision. The quarterly provision is adjusted at the end of each quarter to reflect this change in estimate of the full year’s effective tax rate as required by U.S generally accepted accounting principles. Therefore the quarterly income tax rate will not necessarily be indicative of our full year effective tax rate. We believe the year-to-date effective tax rate is generally indicative of the rate we expect to experience for our ultimate tax obligation for fiscal 2007 based on our estimated earnings.

The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 12 and 28-week periods ended July 15, 2007 and July 9, 2006 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	12 Weeks Ended		28 Weeks Ended
	July 15,	July 9,	July 15,	July 9,
	2007	2006	2007	2006

Revenues:
Restaurant sales	99.0%	98.8%	98.9%	98.9%
Commissary sales	1.0	1.2	1.1	1.1
Franchise Revenue	0.0	0.0	0.0	0.0
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.3	29.9	29.2	30.0
Payroll and benefits	34.1	33.7	33.9	33.8
Restaurant operating costs	19.0	18.8	18.7	18.7
Cost of commissary sales (2)	0.9	1.0	1.0	0.9
Advertising and marketing expenses	3.5	2.9	3.3	2.8
General and administrative expenses	5.0	4.8	5.1	5.0
Depreciation and amortization	5.0	4.8	4.9	4.7
Impairment, disposal, and restructuring charges	3.5	0.1	1.7	—
Pre-opening costs	0.3	0.6	0.3	0.5

Income from Operations	0.2	4.3	2.8	4.5

Other Expense:
Interest expense, net	1.2	1.8	1.2	1.6
(Loss) Earnings Before Income Taxes	(1.0)	2.5	1.6	2.9
Income Tax (Benefit) Expense	(0.5)	0.6	0.3	0.7
Net (Loss) Earnings	(0.5)%	2.0%	1.3%	2.2%

(1)	Shown as a percentage of restaurant sales.

(2)

Cost of commissary sales as a percentage of commissary sales was 93.9 percent and 85.5 percent for the 12 weeks ended July 15, 2007 and July 9, 2006, respectively. Cost of commissary sales as a percentage of commissary sales was 92.0 percent and 86.4 percent for the 28 weeks ended July 15, 2007 and July 9, 2006, respectively. Severance cost associated with the closing of our commissary was recorded in the impairment, disposal and restructuring charges line item.

The following table reflects margin performance of each of our concepts for the 12 and 28-week periods ended July 15, 2007 and July 9, 2006.

	12 Weeks Ended		28 Weeks Ended
	July 15,	July 9,	July 15,	July 9,
	2007	2006	2007	2006
	($ in millions)		($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales:	$ 144.3	$ 143.1	$ 344.7	$ 345.1

Cost and expenses: (2)
Cost of food and beverage	29.0%	29.9%	29.0%	30.0%
Payroll and benefits	34.2%	33.0%	33.6%	33.2%
Restaurant operating costs(3)	18.8%	18.7%	18.0%	18.3%

Ninety Nine Concept:
Restaurant Sales:	$ 73.1	$ 70.7	$ 169.2	$ 163.1

Cost and expenses: (2)
Cost of food and beverage	29.0%	28.9%	28.5%	29.1%
Payroll and benefits	34.6%	35.7%	35.3%	35.8%
Restaurant operating costs (3)	19.7%	18.8%	20.3%	19.6%

Stoney River Concept:
Restaurant Sales:	$ 8.9	$ 7.1	$ 21.6	$ 15.9

Cost and expenses: (2)
Cost of food and beverage	37.1%	39.3%	37.2%	39.3%
Payroll and benefits	27.8%	29.0%	27.7%	27.6%
Restaurant operating costs (3)	17.6%	18.4%	16.6%	18.3%

(1) Includes results from O’Charley’s joint venture operations but excludes revenue from franchised restaurants.

(2) Shown as a percentage of restaurant sales.

(3) Includes rent, where 100 percent of the Ninety Nine restaurant locations are leased (land or land and building) as compared to 58 percent for

O’Charley’s and 60 percent for Stoney River.

The following table sets forth certain financial and other restaurant data for the quarters ended July 15, 2007 and July 9, 2006:

	July 15,	July 9,
	2007	2006
Number of Restaurants:
O’Charley’s Restaurants: (1)
In operation, beginning of quarter	230	225
Restaurants opened	1	2
Restaurant closed	(2)	—
In operation, end of quarter	229	227
Ninety Nine Restaurants:
In operation, beginning of quarter	113	111
Restaurants opened	1	1
Restaurants closed	(1)	—
In operation, end of quarter	113	112
Stoney River Restaurants:
In operation, beginning of quarter	10	7
Restaurants opened	—	1
Restaurants closed	—	—
In operation, end of quarter	10	8
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	9	7
Restaurants opened	2	1
Restaurants closed	—	—
In operation, end of quarter	11	8
Average Weekly Sales per Store:
O’Charley’s	$51,605	$52,397
Ninety Nine	53,598	52,836
Stoney River	74,432	74,936
Change in Same Store Sales (2):
O’Charley’s	(2.1%)	(0.7%)
Ninety Nine	1.6%	(0.9%)
Stoney River	(0.4%)	2.7%
Change in Same Store Guest Visits (2):
O’Charley’s	(6.2%)	(3.9%)
Ninety Nine	(1.3%)	(5.1%)
Stoney River	(5.3%)	(1.6%)
Change in Same Store Average Check per Guest (2):
O’Charley’s	4.3%	3.4%
Ninety Nine	3.0%	4.5%
Stoney River	5.1%	4.4%
Average Check per Guest (3):
O’Charley’s	$12.51	$11.96
Ninety Nine	14.53	14.04
Stoney River	42.57	40.00

(1)	O’Charley’s Restaurants refers to O’Charley’s Company-operated restaurants only.

(2)	When computing same store sales, guest visits and average check per guest, restaurants open for at least 78 weeks are compared from period to period for Company-operated restaurants.

(3)	The average check per guest is computed using all restaurants open at the end of the quarter.

Second Fiscal Quarter and First 28 weeks of 2007 Versus Second Fiscal Quarter and First 28 weeks of 2006

Revenues

During the 12 weeks ended July 15, 2007, total revenues increased 2.3 percent to $228.8 million from $223.6 million for the same prior year period. Total revenues for the first 28 weeks of 2007 increased 2.2 percent to $541.6 million from $530.1 million in the same prior-year period. During the second quarter we experienced a decrease in same store sales of 2.1 percent at our company-operated O’Charley’s restaurants, a same store sales increase of 1.6 percent at our Ninety Nine restaurants, and a same store sales decrease of 0.4 percent at our Stoney River Legendary Steaks restaurants.

Restaurant sales for company-operated O’Charley’s increased 0.6 percent to $142.2 million for the second quarter, reflecting the addition of five new company-operated restaurants and the closing of three company-operated restaurants since the second quarter of 2006. The same-store sales decrease of 2.1 percent was comprised of a 4.3 percent increase in average check offset by a 6.2 percent decrease in guest counts. We believe that the decline in guest counts was caused in part by the continued phase out of the “Kids Eat Free” program. We have reduced the availability of our “Kids Eat Free” program by 75 percent in the past 12 months. We expect to complete the phase out by the middle of 2008. Average check for company-operated restaurants in the second quarter was $12.51. One company-operated O’Charley’s restaurant opened during the second quarter, and two company-operated restaurants closed, bringing the total number of company-operated restaurants to 229 at the end of the quarter. Restaurant sales for company-operated O’Charley’s decreased to $339.7 million for the first 28 weeks of 2007 from $341.6 million for the first 28 weeks of 2006 reflecting same store sales decrease of 1.8 percent comprised of a 5.2 percent higher average check and offset by a decrease in guest counts of 6.6 percent.

Restaurant sales for Ninety Nine increased 3.4 percent to $73.1 million in the second quarter, reflecting the addition of three new restaurants and the closing of two restaurants since the second quarter of 2006. The same-store sales increase of 1.6 percent was comprised of a 3.0 percent increase in average check partially offset by a 1.3 percent decrease in guest counts. Average check in the second quarter was $14.53. During the quarter, Ninety Nine opened one new restaurant and closed one restaurant, with plans to rebuild and reopen it, bringing the total number of Ninety Nine restaurants to 113 at the end of the quarter. Restaurant sales for Ninety Nine restaurants increased to $169.2 million for the first 28 weeks of 2007 from $163.1 million for the first 28 weeks of 2006 reflecting a same store sales increase of 2.2 percent comprised of a 4.2 percent higher average check and a decrease in guest counts of 1.9 percent.

Restaurant sales for Stoney River Legendary Steaks increased 25.3 percent to $8.9 million, which reflects a same store sales decrease of 0.4 percent at the seven restaurants included in the same-store sales base, and sales at the new restaurants in Nashville, TN, Chesterfield, MO, and Atlanta, GA. The same-store sales decrease consisted of a 5.1 percent increase in average check and a 5.3 percent decrease in guest counts. Average check for Stoney River in the second quarter was $42.57. Restaurant sales for Stoney River restaurants increased to $21.6 million for the first 28 weeks of 2007 from $15.9 million for the first 28 weeks of 2006, reflecting a same store sales increase of 0.3 percent comprised of a 5.5 percent higher average check and a decrease in guest counts of 5.0 percent and reflecting the addition of two new restaurants in the last 12 months.

Cost of Food and Beverage

During the second quarter of 2007, our cost of food and beverage was $66.4 million, or 29.3 percent of restaurant sales, compared with $66.1 million, or 29.9 percent of restaurant sales, in the second quarter of 2006. This decline in food and beverage cost as a percentage of sales reflects the impact of our higher average check, higher margins on our limited time offers, and lower costs for pork and soft drinks, partially offset by higher costs for most other food commodities. During the first 28 weeks of 2007, cost of food and beverage was $156.3 million, or 29.2 percent of restaurant sales, compared to $157.1 million, or 30.0 percent of restaurant sales, in the same prior year period.

Payroll and Benefits

During the second quarter of 2007, payroll and benefits were $77.1 million, or 34.1 percent of restaurant sales, compared to $74.5 million, or 33.7 percent of restaurant sales, in the same prior-year period. This increase in labor costs as a percentage of sales was primarily the result of the deleveraging impact of the reduction in guest counts. During the first 28 weeks of 2007, payroll and benefits were $181.6 million, or 33.9 percent of restaurant sales, compared to $177.3 million, or 33.8 percent of restaurant sales, in the same prior year period.

Restaurant Operating Costs

During the second quarter of 2007, restaurant operating costs were $43.1 million, or 19.0 percent of restaurant sales, compared to $41.5 million, or 18.8 percent of restaurant sales, in the same prior year period. The increase in restaurant operating cost is the result of increases in repair and maintenance costs partially offset by reductions in a number of other areas. During the first 28 weeks of 2007, restaurant operating costs were $99.9 million, or 18.7 percent of restaurant sales, compared to $98.1 million, or 18.7 percent of restaurant sales, in the same prior year period.

Advertising and Marketing Expenses

During the second quarter of 2007, advertising and marketing expenses were $8.1 million, or 3.5 percent of revenue, as compared to $6.5 million, or 2.9 percent of revenue, in the same prior year period. During the first 28 weeks of 2007, advertising and marketing expenses were $ 18.1 million, or 3.3 percent of revenue, as compared to $14.9 million, or 2.8 percent of revenue, in the same prior year period. The increase in advertising and marketing expenses was primarily due to our decision to increase spending during the second quarter and for the remainder of the year at the O’Charley’s concept in response to the current softness in the restaurant industry and competitor discounting.

General and Administrative Expenses

General and administrative expenses were $11.5 million, or 5.0 percent of revenue, in the second quarter of 2007 from $10.7 million, or 4.8 percent of revenue, in the second quarter of 2006. During the first 28 weeks of 2007, general and administrative expenses were $27.8 million, or 5.1 percent of revenue, as compared to $26.3 million, or 5.0 percent of revenue, in the same prior year period. The increase is primarily due to an increase in share-based compensation as well as in the changes in the liability for our non-qualified deferred compensation plan. Share-based compensation expense primarily includes restricted share expense but also includes the expensing of stock options and the employee share purchase plan discount. The non-qualified deferred compensation plan is a savings vehicle for highly compensated employees who are not able to participate in our 401K plan. The assets of the plan equal the liability owed to our employees. Furthermore, the increase or decrease in the asset and liability related to plan earnings or loss offset each other with no impact to net earnings. The increase or decrease in the liability represents compensation expense which we record in general administrative expense, while the increase or decrease in the asset represents investment income or loss which we record in interest expense, net.

Depreciation and Amortization, Property and Equipment

During the second quarter of 2007, depreciation and amortization was $11.4 million, or 5.0 percent of revenue, as compared to $10.8 million, or 4.8 percent of revenue, in the same prior year period. During the first 28 weeks of 2007, depreciation and amortization was $ 26.6 million, or 4.9 percent of revenue, as compared to $24.8 million or 4.7 percent of revenue in the same prior year period. The increase in depreciation and amortization is primarily due to additional capital expenditures associated with new restaurants and re-brandings of existing restaurants.

Impairment, Disposal and Restructuring Charges

During the second quarter of 2007, impairment, disposal and restructuring charges were $8.1 million, or 3.5 percent of revenue, as compared to $0.1 million, or 0.1 percent of revenue, in the same prior year period. During the first 28 weeks of 2007, impairment, disposal and restructuring charges were $9.1 million, or 1.7 percent of revenue, as compared to $0.1 million, or 0.0 percent of revenue, in the same prior year period. The increase in impairment charges is primarily due to the changes made in our supply chain. Specifically on July 13, 2007, we announced the sale of our Nashville commissary and the outsourcing of our entire manufacturing and Nashville-based distribution operations. As a result, we recorded charges of approximately $6.7 million for impairment and disposal charges for the sale and write-down of the real estate and manufacturing equipment and approximately $0.9 million is severance and retention costs, legal and transition costs relating to these supply chain changes. During the first quarter of 2007 we recorded impairment charges of $0.9 million for assets related to the closing of our Woburn, Massachusetts commissary and our salad and poultry operations in Nashville, TN. Impairment, disposal and restructuring charges also included certain write-offs for asset disposals associated with the Company’s ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ re-branding efforts and other charges related to impairments of restaurants in assets available for sale, gains and losses on sales of restaurants and other retirements.

Pre-opening Costs

Pre-opening costs in the second quarter of 2007 were $0.6 million, or 0.3 percent of revenue, compared to $1.4 million, or 0.6 percent of revenue, in the second quarter of 2006. In the second quarter of 2007 we opened one new company-owned O’Charley’s restaurant and one new Ninety Nine restaurant and we completed two ‘Project RevO’lution’ and eight ‘Project Dressed to the Nines’ re-brandings.

Interest Expense, Net

Interest expense for the second quarter of 2007 was $2.7 million, or 1.2 percent of revenue, compared to $4.1 million, or 1.8 percent of revenue, in the second quarter of 2006. This change from the prior year quarter is primarily the result of higher earnings on our $15.4 million of cash and equivalents at July 15, 2007 and a zero balance on our revolving line of credit compared to a $7.0 million line of credit balance at the end of the prior year quarter. The increase in the underlying assets of our non-qualified deferred compensation plan also contributed to the year over year interest expense change. As described in the explanation of general and administrative costs, the earnings or loss on the Company’s non-qualified deferred compensation plan asset is recorded in interest expense, net while the earnings or loss on the plans liability is recorded in general and administrative expense.

Income Taxes

The effective tax rate applied to the pretax loss in the second quarter was 50.3 percent. Excluding the impact of the supply chain changes the effective tax rate would have been 21.6 percent compared to a tax rate in the prior year quarter of 22.6 percent. As stated above, the income tax provision and the accompanying tax rate are determined by evaluating our forecasted full year earnings as well as the full year forecast of the impact of permanent tax differences on our ultimate income tax obligation. The resulting rate is applied at the end of each quarter to our year to date earnings, in accordance with U.S. generally accepted accounting principles and therefore the quarterly income tax rate will not necessarily be indicative of our full year tax rate. The tax rate applied to our year to date earnings was 18.5 percent compared to 25.2 percent in the same period last year. The primary reason for this rate reduction is the impact of our forecasted full year tax credits being applied to a forecasted pretax income that is lower than the prior year because of impairment, disposal and restructuring charges discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development and re-branding efforts. We do not believe this indicates a lack of liquidity. To the extent operations generate cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. As previously announced, we have slowed our restaurant development in order to focus on improving the performance of our existing restaurants. As a result of the slower restaurant development, proceeds from the recent sale of our commissary and related equipment and other supply chain changes, the sale of non-core assets over the past year, and reductions in our capital lease obligations due within the next twelve months, we had positive working capital at July 15, 2007. We opened one Company-owned O’Charley’s restaurant and one Ninety Nine restaurant but did not open any Stoney River restaurants during the first 28 weeks of 2007. We did, however, complete seven O’Charley’s restaurant re-brandings and 14 Ninety Nine restaurant re-brandings during the first two quarters as part of our continued focus on our existing restaurants.

On October 18, 2006, we entered into a Second Amended and Restated Credit Agreement, (the “Credit Agreement”). The Credit Agreement amended and restated our existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement provides for a five-year, $125.0 million revolving credit facility and permits us to request an increase in the principal amount of the facility of up to $25.0 million. We obtained a waiver and consent to facilitate the sale of the commissary and other changes in the Company’s supply chain during the quarter ended July 15, 2007. At July 15, 2007, we had no amounts outstanding on the revolving credit facility except for approximately $12.1 million in letters of credit which reduced our available borrowings under the Credit Agreement.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires us to comply with certain financial covenants, including an adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio. We were in compliance with such covenants at July 15, 2007.

The interest rates per annum applicable to loans outstanding under the Credit Agreement will, at our option, be equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.0 percent to 0.5 percent in the case of base rate loans and 0.75 percent to 1.25 percent in the case of LIBOR rate loans), depending on our senior secured leverage ratio. At July 15, 2007, our margin applicable to LIBOR loans was 0.75 percent. In addition to the interest payments required under the Credit Agreement, we are required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25 percent to 0.375 percent per annum, depending on our senior secured leverage ratio.

Our obligations under the Credit Agreement are secured by liens on substantially all of our assets, including a pledge of the capital stock of our material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

From time to time, we have entered into interest rate swap agreements with certain financial institutions. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps was $100.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0 percent senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013. As discussed above, our net interest expense is substantially lower this year versus last year primarily due to the increase in interest income which resulted from our negotiation of an increase in the rates that we were receiving on our overnight investments with our bank combined with lower borrowings on our revolving credit facility this year versus last year.

On May 18, 2007, we announced the authorization by our board of directors to increase our $25.0 million share repurchase authorization to $50.0 million and a quarterly dividend of $0.06 per share. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. We may repurchase shares from time to time on the open market under a Rule 10b5-1 plan or otherwise or in private transactions, including structured transactions. We have not repurchased any shares under the repurchase program as of July 15, 2007. The dividend was paid on June 29, 2007 to shareholders of record on June 15, 2007 for an aggregate cash distribution of approximately $1.5 million.

In 2007, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our restaurant support center. We did not finance any capital expenditures during the 28 weeks ended July 15, 2007 or July 9, 2006. Capital expenditures for the 28 weeks ended July 15, 2007 and July 9, 2006 were as follows:

	July 15,	July 9,
	2007	2006
	(in thousands)
New restaurant capital expenditures	$11,266	$13,088
Re-branding capital expenditures	7,478	934
Other capital expenditures	7,635	5,749
Total capital expenditures	$26,379	$19,771

We expect capital expenditures in 2007 to be between $55.0 million and $60.0 million. We expect to open five new company-owned O’Charley’s restaurants and three new Ninety Nine restaurants in 2007 while the Stoney River restaurant that we previously expected to open in 2007 will now likely to open in early 2008. Our capital expenditure projections for 2007 include between 15 and 20 ‘Project RevO’lution’ re-brandings for our O’Charley’s concept and approximately 30 ‘Dressed to the Nines’ re-brandings for our Ninety Nine concept.

The following tables set forth our capital structure and certain financial ratios and financial data as of and for the 28 weeks ended July 15, 2007 and as of and for the year ended December 31, 2006:

	July 15,		December 31,
	2007		2006
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$—	0.0%	$—	0.0%
Secured mortgage note payable	87	0.0	102	0.0
GE Capital Financing arrangement	1,170	0.2	1,197	0.2
Note payable to Stoney River managing partners	418	0.1	393	0.0
Capitalized lease obligations	20,536	3.8	27,665	5.2
Total senior debt	22,211	4.1	29,357	5.4
Senior subordinated notes	125,000	23.0	125,000	23.4
Total debt(1)(2)	147,211	27.1	154,357	28.8
Shareholders’ equity	395,198	72.9	380,826	71.2
Total capitalization	$542,409	100.0%	$535,183	100.0%
Adjusted total debt(1)(3)	$416,067		$419,109
Adjusted total capitalization(1)(3)	$811,265		$799,935
EBITDA(1)(4)	$41,576		$87,105

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

(2)

Total debt represents the long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion as reflected in our consolidated balance sheets:

	July 15,	December 31,
	2007	2006
	(in thousands)
Current portion of long-term debt and capitalized lease obligations	$ 6,880	$ 9,812
Add:
Long-term debt, less current portion	126,499	126,540
Capitalized lease obligations, less current portion	13,832	18,005
Total debt	$147,211	$ 154,357

(3)

Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 and 53 weeks ended July 15, 2007 and December 31, 2006, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 and 53 weeks ended July 15, 2007 and December 31, 2006, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	July 15,	December 31,
	2007	2006
	(in thousands)
Current portion of long-term debt and capitalized leases	$6,880	$9,812
Add:
Long-term debt, less current portion	126,499	126,540
Capitalized lease obligations, less current portion	13,832	18,005
Total debt	147,211	154,357
Add eight times rent expense	268,856	264,752
Adjusted total debt	416,067	419,109
Add:
Shareholders’ equity	395,198	380,826
Adjusted total capitalization	$811,265	$799,935

(4)

EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, as defined in our credit agreement. The following tables reconcile EBITDA, as described above, to net operations, and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	28 weeks ended July 15,	Year ended December 31,
	_2007_	_2006_
	(in thousands)
Net earnings	$6,862	$18,890
Add:
Income taxes	1,557	7,200
Interest expense, net	6,577	14,401
Depreciation and amortization	26,580	46,614
EBITDA	$41,576	$87,105

	28 weeks ended	Year ended
	July 15,	December 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 13,219	$ 83,260
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Deferred income taxes	797	7,495
Share-based compensation	(2,356)	(2,655)
Amortization of deferred gain on sale-leasebacks	569	1,077
(Loss) gain on the sale of assets held for sale and other assets dispositions	(8,439)	(2,673)
Changes in operating assets and liabilities	30,017	(17,425)
Changes in long-term assets and liabilities	104	(2,233)
Income taxes	1,557	7,200
Interest expense, net	6,108	13,059
EBITDA	$ 41,576	$ 87,105

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2006, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, goodwill and trademarks, impairment of long-lived assets, and income taxes and related financial statement items. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 28 weeks of 2007, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of July 15, 2007 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Outlook

We have revised our previously issued earnings guidance for fiscal 2007 and stated that we expect to report net earnings per diluted share of between $0.66 and $0.73 for the fiscal year ending December 30, 2007. Our earnings guidance for the balance of the year reflects expected charges and expenses relating to the sale of the commissary and other supply chain changes of between $0.27 and $0.29 per diluted share for the fiscal year, of which $0.02 to $0.04 per diluted share is expected to be incurred during the second half of 2007. Projected results for the second half of the year are based upon anticipated same-store sales increases of less than two percent for O’Charley’s and between one percent and three percent for Ninety Nine. Not including charges and expenses relating to the supply chain changes, we expect year-over-year improvement in our operating margin in the second half of the year. We have locked in our pricing for approximately 95 percent of our estimated requirements for beef and poultry, and approximately 90 percent of our estimated requirements for pork. Compared to the average prices paid in the corresponding two quarters of 2006, our contracted pricing for 2007 is between 16 and 17 percent lower for pork, and between 5 and 6 percent higher for beef and poultry. After the end of the second quarter, we implemented a targeted direct mail advertising campaign that includes a promotional coupon. Our revised guidance includes the estimated impact of coupon redemptions. Our guidance does not reflect any impact for charges or expenses arising from decisions we may make during the second half of fiscal 2007 as part of our transition efforts. Given the uncertain timing of the implementation of the previously announced changes to our supply chain, and their potential impact on the recognition of expenses and realization of benefits, we did not offer specific guidance for the third quarter of 2007.

While we have reduced our full-year guidance to reflect the current challenges faced by the casual-dining industry, we remain focused on maximizing our operating performance in all areas of our business. With the uncertainties created by the current challenging environment, we will continue to execute our plan and to focus on the things we can control, including improving the overall guest experience in our restaurants, managing our margins, and instilling A Passion to Serve™ throughout our organization. While our financial results in the second quarter did not meet our expectations, we continue to believe that our initiatives will enhance value for our shareholders and provide opportunity for our team members.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS 157 will have on our 2008 results of operations or financial position.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently evaluating this SFAS and have not determined the impact, if any, it will have on our 2008 results of operations or financial position.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently assessing the impact of EITF 06-11 on our consolidated financial position and results of operations.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land construction costs, and fuel/energy costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on the Company’s payroll and benefit costs. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs over the past 18 months have had a negative impact on consumer behavior and have increased the cost of operating our Commissary. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

As an additional method of managing our interest rate exposure on our Credit Facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. There were no swaps outstanding at July 15, 2007 associated with our Credit Facility.

At July 15, 2007, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes and are accounted for as fair value hedges. These swap agreements expire in November 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In performing this evaluation, management determined that we had insufficient personnel with appropriate qualifications and training in accounting for income taxes to allow for the timely preparation of an accurate income tax provision and related disclosures. In addition, management’s oversight and review related to certain income tax accounts and analyses was not effective. These deficiencies in internal control over financial reporting resulted in more than a remote likelihood that a material misstatement of our income tax accounts would not be detected or prevented. Therefore, we concluded that our disclosure controls were not effective. Since December 31, 2006, we hired new management with technical expertise in taxation and have continued to initiate steps to remediate these deficiencies in our disclosure controls and procedures by instituting additional internal review procedures along with outside technical expertise relating to accounting for income taxes. While we believe that these steps have resulted in improvements in our disclosure controls, based upon our experience in the first and second quarters of 2007 in connection with the adoption of Financial Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” – an Interpretation of SFAS No. 109, “Accounting for Income Taxes”, we concluded that our disclosure controls and procedures were not effective as of July 15, 2007.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). During the assessment of internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, management determined we had insufficient personnel with appropriate qualifications and training in accounting for income taxes to allow for the timely preparation of an accurate income tax provision. In addition, management’s oversight and review related to certain income tax accounts and analyses was not effective. These deficiencies in internal control over financial reporting resulted in more than a remote likelihood that a material misstatement of our income tax accounts would not be detected or prevented. Since December 31, 2006, we hired new management with technical expertise in taxation and continued to initiate steps to remediate these deficiencies in our disclosure controls and procedures by instituting additional review procedures along with outside technical expertise in regards to accounting for income taxes. Except as described above, there have been no other changes in the Company’s internal control over financial reporting during the second fiscal quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are a defendant from time to time in various legal proceedings arising in the ordinary course of our business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease obligations; claims with respect to insurance recoveries; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur liabilities or accrue expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect our results of operations.

Item 1A. Risk Factors.

Our success depends on our ability to execute our turnaround strategy.

During the second quarter of 2007, we completed the sale of our commissary facility in Nashville, Tennessee and the outsourcing of various food processing and distribution activities performed at our commissary and distribution facilities in Nashville, Tennessee, and Woburn, Massachusetts. Our turnaround strategy includes the initiative of improving our restaurant level economics, and we believe that selling our commissary facility and outsourcing certain processes will contribute to the improvement of restaurant level economics. However, a failure to successfully implement and realize projected savings from these changes to our supply chain could adversely affect our turnaround efforts.

Any disruption in manufacturing and distribution operations could adversely affect our ability to operate our restaurants.

We have historically operated a commissary in Nashville, Tennessee through which we manufactured, purchased, and distributed a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants. We also operate a similar distribution facility in Bellingham, Massachusetts, through which we continue to distribute a portion of the food products and supplies for our Ninety Nine restaurants. During the second quarter of 2007, we completed the sale of our commissary facility in Nashville, Tennessee and the outsourcing of various food processing and distribution activities performed at our commissary and distribution facilities in Nashville, Tennessee, and Woburn, Massachusetts.

For the remainder of 2007, we will be transitioning the manufacture of certain food products and our signature yeast rolls, as well as the distribution and transportation services to the O’Charley’s and Stoney River brands, from our commissary operations to third parties. Although our distribution facility in Bellingham, Massachusetts will remain in operation for our Ninety Nine restaurants, we will continue to consider alternatives. Any disruption in the manufacture and distribution operations resulting from this transition could adversely affect our ability to operate our restaurants and could adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As announced on June 8, 2007, in connection with the hiring of Michael K. Ellis as chief development officer, on June 4, 2007, the Company granted Mr. Ellis restricted stock awards for an aggregate of 10,000 shares of the Company’s common stock that vests ratably over three years. Vesting of the restricted stock is contingent upon continued employment and is subject to acceleration under certain circumstances. These issuances were made as an inducement grant in accordance with Section 4350 of the NASDAQ Marketplace Rules, and were exempt from registration under the Securities Act of 1933 under Section 4(2) of that Act as a transaction not involving any public offering. The issuance of the restricted stock was made without general solicitation or advertising, no broker or underwriter commissions were paid, and the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from registration.

Item 4. Submission of Matters to a Vote of Security Holders

The results of matters voted on at our annual shareholders meeting held on May 17, 2007, were disclosed in Item 4 of our Quarterly Report on Form 10-Q filed on May 30, 2007 for the period ended April 22, 2007 and are hereby incorporated by reference.

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

O’Charley’s Inc.
(Registrant)

Date: August 21, 2007	By:	/s/ Gregory L. Burns
Gregory L. Burns
Chairman and Chief Executive Officer

Date: August 21, 2007	By:	/s/ Lawrence E. Hyatt

Lawrence E. Hyatt

Chief Financial Officer, Secretary and Treasurer