Form 10-Q
period 2007-10-07
O CHARLEYS INC
filed 2007-11-14
CIK 864233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 7, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2007

Common Stock, no par value	22,197,359 shares

O’Charley’s Inc.

Form 10-Q

For the Quarter Ended October 7, 2007

EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 7,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,612	$19,923
Trade accounts receivable	15,560	14,903
Inventories	23,095	30,895
Deferred income taxes	7,612	8,269
Assets held for sale	4,110	1,962
Other current assets	6,853	4,797
Total current assets	61,842	80,749

Property and Equipment, net	438,674	464,107
Goodwill	93,461	93,381
Intangible Assets	25,946	25,921
Other Assets	26,418	22,354
Total Assets	$646,341	$686,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$20,373	$17,548
Accrued payroll and related expenses	18,266	21,267
Accrued expenses	25,181	24,515
Deferred revenue	7,409	19,765
Federal, state and local taxes	7,025	17,436
Current portion of long-term debt and capitalized lease obligations	6,905	9,812
Total current liabilities	85,159	110,343

Other Liabilities	57,527	50,798
Long-Term Debt, less current portion	126,486	126,540
Capitalized Lease Obligations, less current portion	12,155	18,005
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 22,277,218 in 2007 and 23,654,745 in 2006	173,832	193,690
Retained earnings	191,182	187,136
Total shareholders’ equity	365,014	380,826
Total Liabilities and Shareholders’ Equity	$646,341	$686,512

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

12 Weeks Ended October 7, 2007 and October 1, 2006

(In thousands, except per share data)

(Unaudited)

	2007	2006

Revenues:
Restaurant sales	$219,044	$216,556
Commissary sales	1,761	2,345
Franchise and other revenue	93	81
	220,898	218,982
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	63,767	64,821
Payroll and benefits	75,015	73,076
Restaurant operating costs	42,620	43,994
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	181,402	181,891

Cost of commissary sales	1,920	2,003
Advertising and marketing expenses	7,906	6,533
General and administrative expenses	11,156	11,434
Depreciation and amortization, property and equipment	11,690	10,564
Impairment, disposal and restructuring charges, net	4,964	(401)
Pre-opening costs	833	854
	219,871	212,878
Income from Operations	1,027	6,104
Other Expense (Income):
Interest expense, net	2,704	3,211
Other, net	(1)	(1)
	2,703	3,210
(Loss) Earnings Before Income Taxes	(1,676)	2,894
Income Tax (Benefit) Expense	(1,319)	748
Net (Loss) Earnings	$(357)	$2,146

Basic (Loss) Earnings per Common Share:
Net (loss) earnings	$(0.02)	$0.09
Weighted average common shares outstanding	23,206	23,397

Diluted (Loss) Earnings per Common Share:
Net (loss) earnings	$(0.02)	$0.09
Weighted average diluted common shares outstanding	23,206	23,626

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

40 Weeks Ended October 7, 2007 and October 1, 2006

(In thousands, except per share data)

(Unaudited)

	2007	2006

Revenues:
Restaurant sales	$754,538	$740,688
Commissary sales	7,739	8,070
Franchise and other revenue	266	317
	762,543	749,075
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	220,049	221,886
Payroll and benefits	256,655	250,332
Restaurant operating costs	142,569	142,070
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	619,273	614,288

Cost of commissary sales	7,418	6,952
Advertising and marketing expenses	26,015	21,477
General and administrative expenses	38,918	37,713
Depreciation and amortization, property and equipment	38,270	35,317
Impairment, disposal and restructuring charges, net	14,092	(287)
Pre-opening costs	2,545	3,469
	746,531	718,929
Income from Operations	16,012	30,146
Other Expense (Income):
Interest expense, net	9,281	11,757
Other, net	(12)	(1)
	9,269	11,756
Earnings Before Income Taxes	6,743	18,390
Income Tax Expense	238	4,652
Net Earnings	$6,505	$13,738

Basic Earnings per Common Share:
Net earnings	$0.27	$0.59
Weighted average common shares outstanding	23,669	23,240

Diluted Earnings per Common Share:
Net earnings	$0.27	$0.59
Weighted average diluted common shares outstanding	24,001	23,469

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

40 Weeks Ended October 7, 2007 and October 1, 2006

(In thousands)

(Unaudited)

	2007	2006

Cash Flows from Operating Activities:
Net earnings	$6,505	$13,738
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	38,270	35,317
Amortization of debt issuance costs	670	1,099
Share-based compensation	3,163	1,898
Deferred income taxes and other income tax related items	(1,381)	(2,743)
Loss (gain) on the sale of assets	133	(184)
Impairment, disposal and restructuring charges, net	11,862	—
Changes in assets and liabilities:
Trade accounts receivable	(656)	(325)
Inventories	7,621	12,831
Other current assets	(2,056)	(2,153)
Trade accounts payable	2,825	2,773
Deferred revenue	(12,356)	(14,095)
Accrued payroll, accrued expenses, and federal, state and local taxes	(8,511)	7,313
Other long-term assets and liabilities	(145)	239
Net cash provided by operating activities	45,944	55,708

Cash Flows from Investing Activities:
Additions to property and equipment	(39,662)	(35,548)
Proceeds from the sale of assets	13,014	4,161
Other, net	130	(493)
Net cash used in investing activities	(26,518)	(31,880)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(8,915)	(29,955)
Dividends Paid	(2,861)	—
Shares Repurchased	(30,000)	—
Excess tax benefit from share-based payments	1,783	560
Proceeds from the exercise of stock options and issuances under stock purchase plan	5,256	6,013
Net cash used in financing activities	(34,737)	(23,382)

(Decrease) Increase in Cash and Cash Equivalents	(15,311)	446
Cash and Cash Equivalents at Beginning of the Period	19,923	5,699
Cash and Cash Equivalents at End of the Period	$4,612	$6,145

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12 and 40 Weeks Ended October 7, 2007 and October 1, 2006

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

These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the prior year information to conform to the current year presentation. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles.

B. IMPAIRMENT, DISPOSAL AND RESTRUCTURING CHARGES

During the first and second quarters of 2007, the Company completed the sale of its commissary facility in Nashville, Tennessee and the outsourcing of various food processing and distribution activities performed at its commissary and distribution facilities in Nashville, Tennessee, and Woburn, Massachusetts. The Company closed on the sale of the Nashville commissary facility on July 13, 2007, and entered into supply and distribution agreements with respect to the outsourcing of its entire Nashville food preparation and distribution operations. Net proceeds received during the first three quarters of 2007 from the sale of Nashville commissary real estate and manufacturing equipment associated with the Company’s meat production totaled approximately $9.0 million and $1.2 million, respectively. In addition, on September 1, 2007, the Company entered into a license agreement with a third party granting exclusive rights to sell, market and distribute proprietary products of the Company. The Company has received approximately $2.8 million in proceeds during 2007 for the sale of other assets unrelated to the sale of the commissary.

The Company incurred charges of approximately $1.4 million and $9.9 million, respectively, for the 12 and 40-week periods ended October 7, 2007 in connection with changes in its supply chain which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment, charges taken for employee severance and retention, and to a lesser extent, legal and transition costs. In addition to the supply chain charges, the Company also recorded impairment and disposal costs relating to restaurant re-brandings, restaurant impairments and other asset retirements during the 12 and 40-week periods ended October 7, 2007 of approximately $3.6 million and $4.2 million, respectively. Included in the $3.6 million third quarter charge is the impairment related to one underperforming O’Charley’s restaurant that recently closed and the impairments for one Stoney River restaurant and one Ninety Nine restaurant that will remain open. The impaired restaurants had experienced performance deterioration over the recent months and the Company’s efforts to improve performance were not successful. The Company is in the process of finding a more desirable location in the locality where the O’Charley’s restaurant was closed and has not discontinued operations in this market.

The following table reconciles the impairment, disposal, and restructuring charges as presented on the Consolidated Statement of Operations to the total amount presented on the Consolidated Statement of Cash Flows:

40 Weeks Ended
October 7, 2007
(in thousands)
Supply Chain Changes:
Impairments and disposals	$7,756
Severance and retention costs, legal costs and transition costs	2,167
Total charges related to supply chain changes	9,923

Disposals related to re-branding initiatives	489
Restaurant impairments	3,536
Other disposals, net	144
Total impairment, disposal, and restructuring charges	14,092

Supply change changes paid or accrued	(2,308)
Other non-cash items	78
Total non-cash impairment, disposal and restructuring charges	$11,862

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

The Company’s effective tax rate was 78.7 percent during the third quarter of 2007 compared with 25.8 percent during the same period in the prior year. The Company’s overall effective tax rate is estimated based on the Company’s current projection of taxable income and could change in the future as a result of changes in these estimates, changes in federal or state tax rates, or changes in state apportionment factors, as well as changes in unrecognized tax positions and in the valuation allowance applied to the Company’s deferred tax assets. The effective tax rate is also significantly affected by FICA tip tax credits and work opportunity tax credits.

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

Upon adoption of FIN 48 on January 1, 2007, the Company had a liability for uncertain tax positions of $6.8 million, including approximately $1.0 million in interest. The net transition effect of the adoption to equity was an increase of approximately $0.5 million. The Company has a $5.0 million liability recorded for uncertain tax positions as of October 7, 2007, including approximately $0.7 million in interest. The decrease in the liability is due to the settlement of $3.5 million of unrecognized tax positions from the closing of the Internal Revenue Service examinations for tax years 2002 to 2004, in the first quarter of 2007, partially offset by $1.6 million of tax and interest accrued as a result of tax positions taken during a prior year and $0.5 million of tax and interest accrued as a result of tax positions taken during the current year, and a reduction of $0.4 million of tax and interest accrued as a result of a lapse of the applicable statutes of limitation. Upon adoption, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $1.3 million. As of October 7, 2007, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $1.1 million. The Company believes that an additional $1.2 million and $0.6 million liability for uncertain tax positions will be settled within twelve months of the date of adoption and October 7, 2007, respectively, as a result of the closing of statutes for certain tax years and amended returns filed by the Company. Those tax positions include certain deductions taken on Kentucky tax returns for the 1997-2001 tax years, the deduction of certain payroll tax-related penalties, and the deduction for a manager bonus accrual. The tax years 2002 to 2006 and 2003 to 2006 remain open to examination by major taxing jurisdictions as of the date of adoption and October 7, 2007, respectively.

D. SHARE-BASED COMPENSATION

Total net share-based compensation expense for each of the 12-week periods ended October 7, 2007, and October 1, 2006 was approximately $0.8 million. Total net share-based compensation expense for the 40-week periods ended October 7, 2007, and October 1, 2006, was approximately $3.2 million and $1.9 million, respectively. The Company’s net share-based compensation expense primarily consists of net expense associated with restricted stock awards and to a lesser extent expense associated with unvested stock options and the Company’s employee share purchase plan discount.

During 2004, the Company changed its approach to share-based compensation and discontinued issuing stock options, choosing to issue only restricted stock awards. During the 40 weeks ended October 7, 2007, the Company issued approximately 0.4 million shares of time vested restricted stock awards to certain members of senior management, other employees and members of the Company’s board of directors and recognized $0.3 million related to these awards. As of October 7, 2007, there were approximately 1.6 million options outstanding and approximately 0.9 million restricted stock awards outstanding.

E.	NET (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share have been computed on the basis of the weighted average number of common shares outstanding. Diluted (loss) earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and restricted (un-vested) stock awards outstanding. As the Company incurred a net loss in the third quarter of 2007, the weighted average common shares outstanding used in the determination of third quarter 2007 basic (loss) per common share is used for the diluted (loss) per common share as well.

Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted (loss) earnings per share calculation (in thousands):

	12 Weeks Ended		40 Weeks Ended
	October 7,	October 1,	October 7,	October 1,
	2007	2006	2007	2006

Net (loss) earnings	$(357)	$2,146	$6,505	$13,738

Weighted average common shares outstanding	23,206	23,397	23,669	23,240
Incremental options and restricted shares outstanding	—	229	332	229
Weighted average diluted common shares outstanding	23,206	23,626	24,001	23,469

Basic (loss) earnings per common share	$(.02)	$.09	$.27	$.59

Diluted (loss) earnings per common share	$(.02)	$.09	$.27	$.59

Options for approximately 1.1 million and 0.8 million shares were excluded from the 12 and 40-week weighted average diluted common share calculations for 2007, as compared to 1.3 million and 1.0 million for the same prior-year periods, due to these shares being anti-dilutive.

F.	DERIVATIVE INSTRUMENTS

As of October 7, 2007, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $100.0 million which effectively convert an equal portion of the fixed-rate indebtedness related to the Company’s $125.0 million senior subordinated notes due 2013 into variable-rate obligations (fair value hedges). The terms and conditions of the swaps mirror the terms and conditions of the respective debt. The Company’s purpose for holding such instruments is to hedge its exposure to fair value fluctuations due to changes in market interest rates, as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt.

G.	LEGAL PROCEEDINGS

The Company is a defendant from time to time in various legal proceedings arising in the ordinary course of its business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to the Company's franchising initiatives; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

The Company does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect its results of operations, or on occasion, receive settlements that favorably affect results of operations.

H.	ASSETS HELD FOR SALE

The amount shown in assets held for sale as of October 7, 2007 on the consolidated balance sheet consists of assets related to four underperforming Company-owned O’Charley’s restaurants that have been closed and certain production equipment at its former commissary. The restaurants and the commissary equipment are currently being marketed for sale. The net book value related to closed restaurants and commissary production equipment is approximately $4.0 million and approximately $0.1 million, respectively. During the quarter ended October 7, 2007, the Company recorded approximately $1.1 million in impairment charges on an underperforming O’Charley’s restaurant that was closed and classified as held for sale, while impairment charges related to three of the closed restaurants in assets held for sale were recorded in prior quarters. The impairment charges for the commissary production equipment were taken in the first and second quarters of 2007 as part of the changes in the Company’s supply chain structure. The Company has ceased recognizing depreciation expense for all of these assets while they are being held for sale. During the third quarter of 2007, the Company sold a restaurant location and other assets related to its commissary that were classified as held for sale. The proceeds related to the sales of these assets were approximately $2.0 million.

I.	FRANCHISE AND JOINT VENTURE ARRANGEMENTS

In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any joint venture in which the Company has an ownership interest, the Company may make loans to the joint venture entity to fund operations and/or guarantee certain of the joint venture’s debt and obligations. As of October 7, 2007, the Company has a 50 percent interest in two joint ventures to operate O’Charley’s restaurants. Under Financial Accounting Standards Board Interpretation (FIN) No. 46R, the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities. Since the Company currently bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46R, the Company consolidates the joint ventures in its consolidated financial statements. The JFC Enterprise, LLC, joint venture partner has neither the obligation nor the ability to contribute their proportionate share of expected future losses. Such losses may require additional financial support from the Company. As of October 7, 2007, JFC Enterprises, LLC, which owns and operates three O’Charley’s restaurants in Louisiana, had loans outstanding due to the Company of approximately $8.9 million. In addition, the Company has provided this joint venture entity a debt service guarantee and as of October 7, 2007 there was $1.2 million outstanding under this arrangement. Subsequent to the end of the quarter on October 21, 2007, the Company and its joint venture partner, JFC Enterprises, LLC, closed one location and recorded an impairment charge in the third quarter of approximately $1.1 million associated with this location. As of October 7, 2007 this location has been written down to its estimated fair value and is accounted for in assets held for sale on the Company’s consolidated balance sheet. As of October 7, 2007, Wi-Tenn Restaurants, LLC, which owns and operates one

O’Charley’s restaurant in Wisconsin, had loans outstanding due to the Company of approximately $3.8 million. The loans to Wi-Tenn Restaurants, LLC, were primarily used to purchase the property and fund construction of its first restaurant. Since the Company consolidates JFC Enterprises LLC and Wi-Tenn restaurants, the $12.7 million of loans due to the Company are eliminated in consolidation and are not presented on the accompanying balance sheet at October 7, 2007.

J. CASH DIVIDENDS AND STOCK REPURCHASE PROGRAM

On August 30, 2007, the Company announced that its Board of Directors approved a quarterly cash dividend on the Company’s common stock of $0.06 per share. The dividend was payable on September 28, 2007 to shareholders of record on September 14, 2007. The total dividend of approximately $1.4 million was recorded in the third quarter of 2007 as a reduction to retained earnings. As of the 40 weeks ended October 7, 2007, the Company has paid approximately $2.9 million in dividends that has been recorded as a reduction to retained earnings. On May 18, 2007, the Company announced that its Board of Directors approved an increase in the Company’s existing share repurchase authorization from $25 million to $50 million. As of October 7, 2007, the Company had repurchased approximately 1.9 million shares of its common stock on the open market for approximately $30.0 million, which has been recorded as a reduction to common stock. The Company’s repurchase price average was $16.19 per share. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. O’Charley’s Inc. may repurchase shares from time to time on the open market under a Rule 10b5-1 plan or otherwise in private transactions, including structured transactions. The share repurchase program may be modified or discontinued at any time.

K. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact SFAS No. 157 will have on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 and has not determined the impact, if any, it will have on its results of operations or financial position.

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

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of October 7, 2007 and December 31, 2006 and for the 12 and 40-week periods ended October 7, 2007 and October 1, 2006.

Consolidating Balance Sheet

As of October 7, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$2,058	$(5,087)	$7,641	$4,612
Trade accounts receivable	6,740	9,892	(1,072)	15,560
Intercompany receivable (payable)	(252,600)	221,457	31,143	—
Inventories	4,159	18,856	80	23,095
Deferred income taxes	7,228	384	—	7,612
Assets held for sale	2,555	113	1,442	4,110
Other current assets	3,335	2,319	1,199	6,853
Total current assets (liabilities)	(226,525)	247,934	40,433	61,842
Property and Equipment, net	294,625	136,633	7,416	438,674
Goodwill	—	93,461	—	93,461
Intangible Asset	25	25,921	—	25,946
Other Assets	222,218	31,347	(227,147)	26,418
Total Assets (Liabilities)	$290,343	$535,296	$(179,298)	$646,341
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$9,789	$4,809	$5,775	$20,373
Accrued payroll and related expenses	13,800	4,461	5	18,266
Accrued expenses	18,288	8,082	(1,189)	25,181
Deferred revenue	—	7,950	(541)	7,409
Federal, state and local taxes	(18,478)	25,360	143	7,025
Current portion of long-term debt and capitalized lease Obligations	6,351	503	51	6,905
Total current liabilities	29,750	51,165	4,244	85,159
Other Liabilities	32,366	24,245	916	57,527
Long-Term Debt, less current portion	144,099	319	(17,932)	126,486
Capitalized Lease Obligations, less current portion	11,228	927	—	12,155
Shareholders’ Equity (Deficit):
Common stock	131,065	343,431	(300,664)	173,832
Retained earnings (accumulated deficit)	(58,165)	115,209	134,138	191,182
Total shareholders’ equity (deficit)	72,900	458,640	(166,526)	365,014
Total Liabilities and Shareholders’ Equity (Deficit)	$290,343	$535,296	$(179,298)	$646,341
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

Consolidating Statement of Operations

12 Weeks Ended October 7, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$120,843	$92,144	$6,057	$219,044
Commissary sales	—	60,609	(58,848)	1,761
Franchise and other revenue	167	9	(83)	93
	121,010	152,762	(52,874)	220,898

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	34,671	26,995	2,101	63,767
Payroll and benefits	43,079	32,543	(607)	75,015
Restaurant operating costs	21,928	16,985	3,707	42,620
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	99,678	76,523	5,201	181,402

Cost of commissary sales	—	60,729	(58,809)	1,920
Advertising and marketing expenses	—	7,813	93	7,906
General and administrative expenses	1,981	10,638	(1,463)	11,156
Depreciation and amortization, property and equipment	6,672	4,739	279	11,690
Impairment, disposal and restructuring charges, net	(61)	2,627	2,398	4,964
Pre-opening costs	426	407	—	833
	108,696	163,476	(52,301)	219,871
Income (loss) from Operations	12,314	(10,714)	(573)	1,027
Other Expense (Income):
Interest expense, net	2,343	168	193	2,704
Other, net	12,084	(12,085)	—	(1)
	14,427	(11,917)	193	2,703
(Loss) Earnings Before Income Taxes	(2,113)	1,203	(766)	(1,676)
Income Tax (Benefit) Expense	(1,302)	(17)	—	(1,319)
Net (Loss) Earnings	$(811)	$1,220	$(766)	$(357)

Consolidating Statement of Operations

12 Weeks Ended October 1, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$121,076	$89,836	$5,644	$216,556
Commissary sales	—	66,562	(64,217)	2,345
Franchise revenue	147	—	(66)	81
	121,223	156,398	(58,639)	218,982

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	38,342	27,142	(663)	64,821
Payroll and benefits	43,352	31,567	(1,843)	73,076
Restaurant operating costs	27,799	18,099	(1,904)	43,994
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	109,493	76,808	(4,410)	181,891

Cost of commissary sales	11	63,282	(61,290)	2,003
Advertising and marketing expenses	(4,250)	4,264	6,519	6,533
General and administrative expenses	1,559	9,798	77	11,434
Depreciation and amortization, property and equipment	6,201	4,281	82	10,564
Impairment, disposal and restructuring charges, net	74	(475)	—	(401)
Pre-opening costs	336	551	(33)	854
	113,424	158,509	(59,055)	212,878
Income (loss) from Operations	7,799	(2,111)	416	6,104
Other Expense (Income):
Interest expense, net	2,902	193	116	3,211
Other, net	15,088	(15,089)	—	(1)
	17,990	(14,896)	116	3,210
(Loss) Earnings Before Income Taxes	(10,191)	12,785	300	2,894
Income Tax (Benefit) Expense	(1,834)	2,504	77	748
Net (Loss) Earnings	$(8,357)	$10,280	$223	$2,146

Consolidating Statement of Operations

40 Weeks Ended October 7, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$424,149	$309,242	$21,147	$754,538
Commissary sales	—	218,987	(211,248)	7,739
Franchise and other revenue	543	9	(286)	266
	424,692	528,238	(190,387)	762,543

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	123,727	90,629	5,693	220,049
Payroll and benefits	149,823	109,801	(2,969)	256,655
Restaurant operating costs	73,262	55,664	13,643	142,569
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	346,812	256,094	16,367	619,273

Cost of commissary sales	—	216,558	(209,140)	7,418
Advertising and marketing expenses	—	25,714	301	26,015
General and administrative expenses	7,101	34,690	(2,873)	38,918
Depreciation and amortization, property and equipment	21,849	15,481	940	38,270
Impairment, disposal and restructuring charges, net	200	10,612	3,280	14,092
Pre-opening costs	1,688	903	(46)	2,545
	377,650	560,052	(191,171)	746,531
Income from Operations	47,042	(31,814)	784	16,012
Other Expense (Income):
Interest expense, net	8,070	564	647	9,281
Other, net	42,403	(42,415)	—	(12)
	50,473	(41,851)	647	9,269
(Loss) Earnings Before Income Taxes	(3,431)	10,037	137	6,743
Income Tax Expense	33	205	—	238
Net (Loss) Earnings	$(3,464)	$9,832	$137	$6,505

Consolidating Statement of Operations

40 Weeks Ended October 1, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$424,648	$296,795	$19,245	$740,688
Commissary sales	—	227,256	(219,186)	8,070
Franchise revenue	523	—	(206)	317
	425,171	524,051	(200,147)	749,075

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	135,836	88,979	(2,929)	221,886
Payroll and benefits	150,129	106,114	(5,911)	250,332
Restaurant operating costs	89,816	58,900	(6,646)	142,070
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	375,781	253,993	(15,486)	614,288

Cost of commissary sales	28	215,353	(208,429)	6,952
Advertising marketing expenses	(14,001)	14,035	21,443	21,477
General and administrative expenses	4,386	33,150	177	37,713
Depreciation and amortization, property and equipment	20,875	14,171	271	35,317
Impairment, disposal and restructuring charges, net	188	(475)	—	(287)
Pre-opening costs	1,395	1,711	363	3,469
	388,652	531,938	(201,661)	718,929
Income from Operations	36,519	(7,887)	1,514	30,146
Other Expense (Income):
Interest expense, net	10,755	700	302	11,757
Other, net	53,047	(53,048)	—	(1)
	63,802	(52,348)	302	11,756
(Loss) Earnings Before Income Taxes	(27,283)	44,461	1,212	18,390
Income Tax (Benefit) Expense	(4,227)	8,571	308	4,652
Net (Loss) Earnings	$(23,056)	$35,890	$904	$13,738

Consolidating Statement of Cash Flows

40 Weeks Ended October 7, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash flows from Operating Activities:
Net (loss) earnings	$(3,464)	$9,832	$137	$6,505
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	21,849	15,481	940	38,270
Amortization of debt issuance costs	670	—	—	670
Share–based compensation	3,163	—	—	3,163
Deferred income taxes and other income tax related items	(1,381)	—	—	(1,381)
Loss on the sale of assets	133	—	—	133
Impairment, disposal and restructuring charges, net	—	11,862	—	11,862
Changes in assets and liabilities:
Trade accounts receivable	(24)	(1,458)	826	(656)
Inventories	(486)	8,100	7	7,621
Other current assets	(1,119)	212	(1,149)	(2,056)
Trade accounts payable	(6,268)	(2,142)	11,235	2,825
Deferred revenue	—	(12,292)	(64)	(12,356)
Accrued payroll, other accrued expenses and federal, state, and local taxes	(7,523)	454	(1,442)	(8,511)
Other long-term assets and liabilities	(707)	604	(42)	(145)
Net cash provided by operating activities	4,843	30,653	10,448	45,944

Cash flows from Investing Activities:
Additions to property and equipment	(17,345)	(24,402)	2,085	(39,662)
Proceeds from the sale of assets	2,740	10,274	—	13,014
Other, net	43,488	(38,136)	(5,222)	130
Net cash used in investing activities	28,883	(52,264)	(3,137)	(26,518)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(8,915)	—	—	(8,915)
Dividends Paid	(2,861)	—	—	(2,861)
Share Repurchase	(30,000)	—	—	(30,000)
Excess tax benefit from share-based payments	1,783	—	—	1,783
Proceeds from the exercise of stock options and issuances under stock purchase plan	5,256	—	—	5,256
Net cash used in financing activities	(34,737)	—	—	(34,737)

(Decrease) Increase in Cash and Cash Equivalents	(1,011)	(21,611)	7,311	(15,311)
Cash and Cash Equivalents at Beginning of the Period	3,069	16,524	330	19,923
Cash and Cash Equivalents at End of the Period	$2,058	$(5,087)	$7,641	$4,612

Consolidating Statement of Cash Flows

40 Weeks Ended October 1, 2006

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash flows from Operating Activities:
Net (loss) earnings	$(23,056)	$35,890	$904	$13,738
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	20,875	14,171	271	35,317
Amortization of debt issuance costs	1,099	—	—	1,099
Share–based compensation	1,898	—	—	1,898
Deferred income taxes and other income tax related items	(2,743)	—	—	(2,743)
Loss on the sale of assets	(184)	—	—	(184)
Impairment, disposal and restructuring charges, net	—	—	—	—
Changes in assets and liabilities:
Trade accounts receivable	(798)	218	255	(325)
Inventories	562	11,791	478	12,831
Other current assets	(1,403)	2,582	(3,332)	(2,153)
Trade accounts payable	(1,011)	(6,341)	10,125	2,773
Deferred revenue	(6,355)	(7,775)	35	(14,095)
Accrued payroll, other accrued expenses and federal, state, and local taxes	4,521	1,599	1,193	7,313
Other long-term assets and liabilities	219	(1,327)	1,347	239
Net cash (used in) provided by operating activities	(6,376)	50,808	11,276	55,708

Cash flows from Investing Activities:
Additions to property and equipment	(10,801)	(23,286)	(1,461)	(35,548)
Proceeds from the sale of assets	4,161	—	—	4,161
Other, net	29,634	(26,613)	(3,514)	(493)
Net cash provided by (used in) investing activities	22,994	(49,899)	(4,975)	(31,880)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(29,955)	—	—	(29,955)
Excess tax benefit from share-based payments	560	—	—	560
Proceeds from the exercise of stock options and issuances under stock purchase plan	6,013	—	—	6,013
Net cash used in financing activities	(23,382)	—	—	(23,382)

(Decrease) Increase in Cash and Cash Equivalents	(6,764)	909	6,301	446
Cash and Cash Equivalents at Beginning of the Period	2,611	3,072	16	5,699
Cash and Cash Equivalents at End of the Period	$(4,153)	$3,981	$6,317	$6,145

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

Overview

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of October 7, 2007, we operated 229 O’Charley’s company-owned restaurants in 16 states in the Southeast and Midwest regions, 114 Ninety Nine restaurants in nine Northeastern states, and ten Stoney River restaurants in the Southeast and Midwest. As of October 7, 2007, we had seven franchised O’Charley’s restaurants including four franchised O’Charley’s restaurants in Michigan and one franchised O'Charley's restaurant in Ohio, one franchised restaurant in Iowa and one franchised restaurant in Tennessee. As of October 7, 2007, we had three joint venture O’Charley’s restaurants in Louisiana one of which was closed subsequent to October 7, 2007, and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest. Our fiscal year ends on the last Sunday of the calendar year. We have one reportable segment.

Approximately two years ago we began our turnaround and transformation process. Our strategy continues to be anchored by a number of key elements. We believe that we are continuing to make progress in each of these areas.

Strengthening the organization with a new core of talent and building a winning team. We have assembled our core of executive and senior management talent through hiring a Concept President – O'Charley's, Chief Supply Chain Officer, Senior Corporate Counsel, Chief Information Officer, Vice President of Human Resource Development, Vice President of Strategic Sourcing and a Chief Development Officer over the past two years. In addition, during the third quarter of 2007, J. Harold Allen joined the Company as Vice President of Design and Construction. In this position he will be responsible for the design and construction activities for all three of the Company’s concepts, including company-operated and franchised restaurants. Most importantly Mr. Allen will oversee a more aggressive roll out of our re-branding initiatives for both the O’Charley’s and the Ninety Nine concepts. Mr. Allen has a 20-year record of success in development, planning and construction management in the restaurant and hospitality industries. Also during the third quarter, we have restructured our human resources organization to better align our resources with our field operations and to reduce general and administrative expenses. This new structure will focus on assessing our operations teams, targeting development needs, and putting the appropriate training in place to address those needs. We believe that the success of our Company depends on demonstrating “A Passion to Serve” SM with every guest, at every restaurant, every day.

Improving box economics through the execution of product and labor cost management and increasing same store sales through new product offerings, new marketing, and a more analytical approach to menu pricing. Box economics is the relationship between the investment in our restaurants and the sales and related operating margin that those sales produce. We believe that the completion of our supply chain conversion and the new labor scheduling system that we are currently implementing will provide cost savings while improving guest satisfaction. We are seeing progress from these efforts as our third quarter 2007 restaurant level margin, which we define as restaurant sales minus the cost of food and beverage, payroll and benefits, and restaurant operations, improved by 120 basis points over the same prior-year period. While same-store sales and guest counts decreased at O’Charley’s, average check increased by 4.8 percent. The decline in guest counts at O’Charley’s was expected, as we have phased out approximately 80 percent the Kids-Eat-Free program. However, given the challenging consumer environment and competitor discounting of the past few quarters, the impact on guest counts has been greater than we anticipated. We believe that the Kids-Eat-Free offering is not consistent with the positioning of the brand and its phase out has enhanced the O’Charley’s concept consumer appeal and financial performance.

Our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ teams continue to focus on box economics by, among other initiatives, developing new team member selection and training tools, introducing new kitchen technology and menu engineering, capitalizing on dining room efficiencies and applying these improvements along with our re-brandings of our O’Charley’s and Ninety Nine restaurants. Another important aspect of our re-branding is the introduction of concept specific elements including new uniforms, plateware, menu designs, Curbside-To-Go service and new service standards. During 2007, we have completed 12 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 25 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants. As of October 7, 2007, we have completed 23 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 36 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants since the inception of the re-branding programs. We intend to complete 31 re-brandings at Ninety Nine and 18 re-brandings at O’Charley’s in 2007. We have also introduced a new prototype for our O’Charley’s and Ninety Nine restaurants. As of October 7, 2007, we have opened five new company-operated O’Charley’s restaurants featuring the concept’s new prototype design and one Ninety Nine restaurant featuring the new prototype design. We have also opened two franchised O’Charley’s restaurants and one joint-venture O’Charley’s restaurant featuring the concept’s new prototype design.

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

Improving the performance of our supply chain. As previously disclosed, at the end of the first quarter we entered into agreements to outsource the poultry processing and salad dressing manufacturing activities that we performed at our Nashville commissary. We also decided to close our manufacturing operations in Woburn, Massachusetts, moving meat cutting to Nashville and outsourcing the other manufacturing performed there. On July 13, 2007, we completed the sale of our Nashville commissary facility and entered into an agreement with a third party to cut meat for us. We have also entered into an agreement with Performance Food Group Co. to serve as the exclusive master distributor for the O’Charley’s and Stoney River concepts. Performance Food Group Co. will purchase our remaining distribution inventories at cost and assume the leases on our Nashville-based tractors and trailers. We have also outsourced the manufacture of the frozen dough used in our O’Charley’s signature yeast rolls. We continue to consider alternatives for our distribution facility in Bellingham, Massachusetts, which serves our Ninety Nine restaurants.

We believe that once the transition is complete, our supply chain team will be better positioned to focus upon improving the quality and cost of our products. As a result of these transactions, we incurred charges of approximately $9.9 million for the 40 weeks ended October 7, 2007, including non-cash charges for the impairment of the commissary real estate and facility and related manufacturing equipment of approximately $7.8 million and employee severance and retention costs, legal costs and transition costs of approximately $2.2 million. We expect that the restructuring of our supply chain will reduce our ongoing costs and expenses by a total of between $2.5 and $3.0 million per year, or between $0.08 and $0.10 cents per diluted share, with approximately half of this amount representing reductions in our cost of food and beverage, and half representing reductions in depreciation expense. We also expect these supply chain changes to provide us with between $22 and $24 million of cash that can be deployed for other purposes. This estimate is the sum of the proceeds from the sale of the real estate, machinery, and inventories, plus anticipated tax benefits, partially offset by the expected reduction in accounts payable.

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

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The two most significant commodities that may affect our cost of food and beverage are beef and poultry, which account for approximately 27 percent and approximately 10 percent, respectively, of our overall cost of food and beverage in the third quarter of 2007. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

Impairment, Disposal and Restructuring Charges, net includes the various costs associated with restructuring our supply chain, asset impairments, asset disposals and gains and losses incurred upon the sale of assets. The charges for our supply chain changes consist primarily of asset impairments and disposals and to a lesser extent severance and retention, legal, consulting and other costs. Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Impairment charges for assets that are held for sale represents the difference between their current book value and the estimated net sales proceeds. Impairment charges also include the disposal of certain assets at existing restaurants for re-brandings related to ‘Project RevO’lution’ and ‘Project Dressed to the Nines’. Disposal charges include the costs incurred to prepare the asset or assets for sale including the following: repair and maintenance, clean up costs, broker commissions and independent appraisals. Gains and/or losses associated with the sale of assets are also included in this category.

We evaluate restaurant closures for potential disclosure as discontinued operations based on an assessment of quantitative and qualitative factors, including the nature of the closure, potential for revenue migration to other company-operated and franchised restaurants, planned market development in the area of the closed restaurant and the impact on the related consolidated financial statement line items.

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

Income Tax (Benefit) Expense represents the provision for income taxes based upon our forecast of our full year earnings, as well as our estimate of the full year impact of permanent tax differences on our income tax provision. The quarterly provision is adjusted at the end of each quarter to reflect this change in estimate of the full year’s effective tax rate as required by U.S generally accepted accounting principles. Therefore the quarterly income tax rate will not necessarily be indicative of our full year effective tax rate. We believe the year-to-date effective tax rate of 5.1 percent is indicative of the rate we expect to experience for our ultimate tax obligation for fiscal 2007 based on our estimated earnings.

The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 12 and 40-week periods ended October 7, 2007 and October 1, 2006 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	12 Weeks Ended		40 Weeks Ended
	October 7,	October 1,	October 7,	October 1,
	2007	2006	2007	2006

Revenues:
Restaurant sales	99.2%	98.9%	99.0%	98.9%
Commissary sales	0.8	1.1	1.0	1.1
Franchise and other revenue	0.0	0.0	0.0	0.0
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.1	29.9	29.2	30.0
Payroll and benefits	34.2	33.7	34.0	33.8
Restaurant operating costs	19.5	20.3	18.9	19.2
Cost of restaurant sales(2)	82.8	84.0	82.1	82.9

Cost of commissary sales (3)	0.9	0.9	1.0	0.9
Advertising and marketing expenses	3.6	3.0	3.4	2.9
General and administrative expenses	5.1	5.2	5.1	5.0
Depreciation and amortization	5.3	4.8	5.0	4.7
Impairment, disposal, and restructuring charges, net	2.2	(0.2)	1.8	—
Pre-opening costs	0.4	0.4	0.3	0.5

Income from Operations	0.5	2.8	2.1	4.0

Other Expense:
Interest expense, net	1.2	1.5	1.2	1.6
(Loss) Earnings Before Income Taxes	(0.8)	1.3	0.9	2.5
Income Tax (Benefit) Expense	(0.6)	0.3	0.0	0.6
Net (Loss) Earnings	(0.2)%	1.0%	0.9%	1.8%

(1)	Shown as a percentage of restaurant sales.

(2)	Exclusive of depreciation and amortization shown separately.

(3)

Cost of commissary sales as a percentage of commissary sales was 109.0 percent and 85.4 percent for the 12 weeks ended October 7, 2007 and October 1, 2006, respectively. Cost of commissary sales as a percentage of commissary sales was 95.9 percent and 86.2 percent for the 40 weeks ended October 7, 2007 and October 1, 2006, respectively. Severance cost, associated with the closing of our commissary were recorded in the impairment, disposal and restructuring charges line item.

The following table reflects margin performance of each of our concepts for the 12 and 40-week periods ended October 7, 2007 and October 1, 2006.

	12 Weeks Ended		40 Weeks Ended
	October 7,	October 1,	October 7,	October 1,
	2007	2006	2007	2006
	($ in millions)

O’Charley’s Concept: (1)
Restaurant Sales:	$ 137.7	$ 137.6	$ 482.5	$ 482.7

Cost and expenses: (2)
Cost of food and beverage	29.0%	29.5%	29.0%	29.8%
Payroll and benefits	34.3%	33.6%	33.8%	33.3%
Restaurant operating costs (3)	19.0%	20.5%	18.3%	18.9%
Costs of restaurant sales (4)	82.3%	83.6%	81.1%	82.1%

Ninety Nine Concept:
Restaurant Sales:	$ 72.8	$ 71.9	$ 242.0	$ 234.9

Cost and expenses: (2)
Cost of food and beverage	28.2%	29.7%	28.4%	29.3%
Payroll and benefits	34.8%	34.6%	35.1%	35.4%
Restaurant operating costs (3)	20.4%	19.9%	20.3%	19.7%
Costs of restaurant sales (4)	83.4%	84.2%	83.9%	84.4%

Stoney River Concept:
Restaurant Sales:	$ 8.5	$ 7.1	$ 30.0	$ 23.0

Cost and expenses: (2)
Cost of food and beverage	38.7%	40.7%	37.6%	39.7%
Payroll and benefits	28.1%	28.9%	27.8%	28.0%
Restaurant operating costs (3)	18.6%	19.4%	17.2%	18.6%
Costs of restaurant sales (4)	85.4%	89.0%	82.6%	86.4%

(1) Includes revenue from O’Charley’s joint venture restaurants for the 12 weeks ended October 7, 2007 and October 1, 2006 of $ 2.0 million and $1.6 million, respectively, and for the 40 weeks ended October 7, 2007 and October 1, 2006 of $7.2 million and $5.1 million,

respectively.

(2) Shown as a percentage of restaurant sales.

(3) Includes rent, where 100 percent of the Ninety Nine restaurant locations are leased (land or land and building) as compared to 58 percent for

O’Charley’s and 60 percent for Stoney River.

(4) Exclusive of depreciation and amortization.

During the quarter ended October 7, 2007, we recognized charges and expenses for items that materially impacted our reported results. Each of these items and their impact on income from operations, net earnings and diluted earnings per share are discussed below. Following the discussion, we have presented in tabular form the adjustments as they appear in the line items on our Statement of Operations. We also present a table that shows Income from Operations, (Loss)/Earnings before Income Taxes, Income Tax (Benefit)/Expense, Net (Loss)/Earnings and Diluted (Loss)/Earnings Per Share on an as adjusted basis for the 12 weeks and 40 weeks ended October 7, 2007. We believe that this discussion and presentation is useful in evaluating our operations and financial results in the current year in comparison to our prior year operations and financial results. In the paragraphs that follow, we discuss each of these items:

1.

We made changes to our human resources organization designed to strengthen our operations and to reduce costs. We also hired a new Vice President of Design and Construction and made changes to the operating organization in the O’Charley’s concept. Severance and relocation charges associated with these changes reduced income from operations during the third quarter of 2007, by $2.0 million and reduced net earnings by $1.3 million, or $0.05 per diluted share.

2.

As we had previously disclosed, we completed the sale of our commissary facility in the second quarter of 2007 and entered into agreements to outsource distribution, meat and poultry processing and other manufacturing operations. We expect the charges associated with these changes to total approximately $0.30 per diluted share in 2007. During the 12 and 40-week periods ended October 7, 2007, the charges associated with these changes to our supply chain reduced income from operations by $1.4 million and $9.9 million, respectively, and reduced net earnings by $0.9 million and $7.0 million, respectively, or by $0.04 and $0.29 per diluted share, respectively.

3.

We recorded impairment charges for one O’Charley’s restaurant that we recently closed, and for one Stoney River restaurant and one Ninety Nine restaurant that will remain open. For the third quarter of 2007, these restaurant impairment charges reduced income from operations by $3.5 million, and reduced net earnings by $2.2 million, or $0.10 per diluted share.

4.

As we have previously disclosed, pre-opening and depreciation charges associated with our re-branding initiatives were expected to have a negative impact on our income from operations and our net earnings. For the third quarter of 2007, impairment, disposal and depreciation charges associated with our re-branding programs reduced income from operations by $1.3 million and reduced net earnings by $0.8 million, or $0.03 per diluted share. On a year to date basis, these charges reduced income from operations by $3.1 million and reduced net earnings by $2.2 million, or $0.09 per diluted share.

5.

When establishing our bonus plan for 2007, our board set targets for financial performance that we now believe we will not achieve. Therefore, we have reversed most of the bonus expense that we accrued in the first and second quarters of fiscal 2007, which increased our income from operations in the third quarter of 2007 by $1.6 million, and increased our net earnings by $1.0 million, or $0.04 per diluted share.

When taken together, these five items reduced our income from operations in the third quarter of 2007 by $6.5 million, and reduced our net earnings $4.1 million, or $0.18 per diluted share. As reported, our income from operations in the quarter was $1.0 million, and our net loss was $0.4 million, or $0.02 per diluted share. When adjusted for these five items, our income from operations in the quarter was $7.6 million, or 3.4 percent of revenue, and our net earnings were $3.8 million, or $0.16 per diluted share.

The table below presents the impact on our Statement of Operations of the five items discussed above. The numerical reference at the top of each column corresponds to the discussion paragraph above.

O'Charley's Inc. and Subsidiaries
Reconciliation of Non-GAAP Financial Measures
Adjustments to Income from Operations
(in $ thousands)
	(1)	(2)	(3)	(4)	(5)
	Severance,	Supply
	Relocation,	Chain	Restaurant		Bonus	Total
	Recruiting	Changes	Impairments	Re-brandings	Reversal	Adjustments
12 weeks ended October 7, 2007

Restaurant operating costs	—	—	—	—	(393)	(393)
Cost of commissary sales	—	—	—	—	(24)	(24)
Advertising and marketing expenses	—	—	—	—	(91)	(91)
General and administrative expenses	1,983	—	—	—	(1,110)	873
Depreciation and amortization, property and equipment	—	—	—	733	—	733
Impairment, disposal and restructuring charges	—	1,383	3,536	147	—	5,066
Pre-opening costs	—	—	—	381	—	381

Total	$ 1,983	$ 1,383	$ 3,536	$ 1,261	$ (1,618)	$ 6,545

40 weeks ended October 7, 2007

Restaurant operating costs	—	—	—	—	(393)	(393)
Cost of commissary sales	—	—	—	—	(24)	(24)
Advertising and marketing expenses	—	—	—	—	(91)	(91)
General and administrative expenses	2,396	—	—	—	(1,110)	1,286
Depreciation and amortization, property and equipment	—	—	—	1,734	—	1,734
Impairment, disposal and restructuring charges	—	9,923	3,536	478	—	13,937
Pre-opening costs	—	—	—	886	—	886

Total	$ 2,396	$ 9,923	$ 3,536	$ 3,098	$ (1,618)	$ 17,335

The table below presents Income from Operations, (Loss)/Earnings before Income Taxes, Income Tax (Benefit)/Expense, Net (Loss)/Earnings and Diluted (Loss)/Earnings per Share for the 12 weeks and 40 weeks ended October 7, 2007, reflecting the adjustments detailed above.

O'Charley's Inc. and Subsidiaries
Reconciliation of Non-GAAP Financial Measures
Summary Reconciliation
12 weeks ended October 7, 2007
	As			As
	Reported	Adjustments		Adjusted
Revenue	$ 220,898	$ -		$220,898

Income from Operations
Dollars	1,027	6,545	(1)	7,572
Percent of Revenue	0.5%	3.0%		3.4%

(Loss)/Earnings before Income Taxes	(1,676)	6,545		4,869

Income Tax (Benefit)/Expense	(1,319)	2,412		1,093

Net (Loss)/Earnings	(357)	4,133		3,776

Diluted (Loss)/Earnings per Share (1)	$ (0.02)	$ 0.18		$ 0.16

40 weeks ended October 7, 2007
	As			As
	Reported	Adjustments		Adjusted
Revenue	$ 762,543	$ -		$762,543

Income from Operations
Dollars	16,012	17,335	(1)	33,347
Percent of Revenue	2.1%	2.3%		4.4%

Earnings before Income Taxes	6,743	17,335		24,078

Income Tax	238	5,168		5,406

Net Earnings	6,505	12,167		18,672

Diluted Earnings per Share (1)	$ 0.27	$ 0.51		$ 0.78

(1) The diluted earnings per share calculation is rounded in the "As Adjusted" column

The following table sets forth certain financial and other restaurant data for the quarters ended October 7, 2007 and October 1, 2006:

	October 7,	October 1,
	2007	2006
Number of Restaurants:
O’Charley’s Restaurants: (1)
In operation, beginning of quarter	229	227
Restaurants opened	1	—
Restaurant closed	(1)	(1)
In operation, end of quarter	229	226
Ninety Nine Restaurants:
In operation, beginning of quarter	113	112
Restaurants opened	1	1
Restaurants closed	—	—
In operation, end of quarter	114	113
Stoney River Restaurants:
In operation, beginning of quarter	10	8
Restaurants opened	—	1
Restaurants closed	—	—
In operation, end of quarter	10	9
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	11	8
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	11	8
Average Weekly Sales per Store:
O’Charley’s	$49,294	$50,162
Ninety Nine	53,346	53,102
Stoney River	70,882	71,303
Change in Same Store Sales (2):
O’Charley’s	(1.7%)	(1.1%)
Ninety Nine	1.5%	1.5%
Stoney River	(0.8%)	3.9%
Change in Same Store Guest Visits (2):
O’Charley’s	(6.2%)	(7.0%)
Ninety Nine	(2.1%)	(1.8%)
Stoney River	(10.0%)	(0.5%)
Change in Same Store Average Check per Guest (2):
O’Charley’s	4.8%	6.3%
Ninety Nine	3.8%	3.3%
Stoney River	10.2%	4.5%
Average Check per Guest (3):
O’Charley’s	$12.69	$12.08
Ninety Nine	14.66	14.12
Stoney River	45.41	40.79

(1)	O’Charley’s Restaurants refers to O’Charley’s Company-operated restaurants only.

(2)	When computing same store sales, guest visits and average check per guest, restaurants open for at least 78 weeks are compared from period to period for Company-operated restaurants.

(3)	The average check per guest is computed using all restaurants open at the end of the quarter.

Third Fiscal Quarter and First 40 weeks of 2007 Versus Third Fiscal Quarter and First 40 weeks of 2006

Revenues

During the 12 weeks ended October 7, 2007, total revenues increased 0.9 percent to $220.9 million from $219.0 million for the same prior year period. Total revenues for the first 40 weeks of 2007 increased 1.8 percent to $762.5 million from $749.1 million in the same prior-year period. During the third quarter we experienced a decrease in same store sales of 1.7 percent at our company-operated O’Charley’s restaurants, a same store sales increase of 1.5 percent at our Ninety Nine restaurants, and a same store sales decrease of 0.8 percent at our Stoney River Legendary Steaks restaurants.

Restaurant sales for company-operated O’Charley’s decreased 0.2 percent to $135.7 million for the third quarter, reflecting the addition of six new company-operated restaurants and the closing of three company-operated restaurants, with plans to rebuild and reopen one restaurant since the third quarter of 2006. The same-store sales decrease of 1.7 percent was comprised of a 4.8 percent increase in average check offset by a 6.2 percent decrease in guest counts. We believe that the decline in guest counts was caused in part by the continued phase out of the “Kids Eat Free” program. We have reduced the availability of our “Kids Eat Free” program by approximately 80 percent in the past 12 months. We expect to complete the phase out by the middle of 2008. Average check for company-operated restaurants in the third quarter was $12.69. One company-operated O’Charley’s restaurant opened during the third quarter, and one company-operated restaurant closed, bringing the total number of company-operated restaurants to 229 at the end of the quarter. Restaurant sales for company-operated O’Charley’s decreased to $475.3 million for the first 40 weeks of 2007 from $477.6 million for the first 40 weeks of 2006 reflecting a same store sales decrease of 1.8 percent comprised of a 5.1 percent higher average check offset by a decrease in guest counts of 6.5 percent.

Restaurant sales for Ninety Nine increased 1.3 percent to $72.8 million in the third quarter, reflecting the addition of three new restaurants and the closing of two restaurants, with plans to rebuild and reopen one restaurant, since the third quarter of 2006. The same-store sales increase of 1.5 percent was comprised of a 3.8 percent increase in average check partially offset by a 2.1 percent decrease in guest counts. Average check in the third quarter was $14.66. During the quarter, Ninety Nine opened one new restaurant bringing the total number of Ninety Nine restaurants to 114 at the end of the quarter. Restaurant sales for Ninety Nine restaurants increased to $242.0 million for the first 40 weeks of 2007 from $234.9 million for the first 40 weeks of 2006 reflecting a same store sales increase of 2.0 percent comprised of a 4.0 percent higher average check and a decrease in guest counts of 2.0 percent.

Restaurant sales for Stoney River Legendary Steaks increased 20.5 percent to $8.5 million, which reflects a same store sales decrease of 0.8 percent at the seven restaurants included in the same-store sales base, and sales at the new restaurants in Nashville, TN, Chesterfield, MO, and Atlanta, GA. The same-store sales decrease consisted of a 10.2 percent increase in average check and a 10.0 percent decrease in guest counts. The decline in guest counts is partially due the fact that we have made the decision not to extend promotional offers and discounts as is typical of our competitors in the upscale steakhouse market. Average check for Stoney River in the third quarter was $45.41. Restaurant sales for Stoney River restaurants increased to $30.0 million for the first 40 weeks of 2007 from $23.0 million for the first 40 weeks of 2006, reflecting a same store sales decrease of 0.1 percent comprised of a 6.9 percent higher average check and a decrease in guest counts of 6.5 percent.

Cost of Food and Beverage

During the third quarter of 2007, our cost of food and beverage was $63.8 million, or 29.1 percent of restaurant sales, compared with $64.8 million, or 29.9 percent of restaurant sales, in the third quarter of 2006. This decline in food and beverage cost as a percentage of sales reflects the impact of our higher average check, higher margins on our limited time offers, and lower costs for pork and seafood, partially offset by higher costs for most other food commodities. During the first 40 weeks of 2007, cost of food and beverage was $220.0 million, or 29.2 percent of restaurant sales, compared to $221.9 million, or 30.0 percent of restaurant sales, in the same prior year period.

Payroll and Benefits

During the third quarter of 2007, our restaurant level payroll and benefits were $75.0 million, or 34.2 percent of restaurant sales, compared to $73.1 million, or 33.7 percent of restaurant sales, in the same prior-year period. This increase in labor costs as a percentage of sales was primarily the result of higher wage rates and employee benefit costs. During the first 40 weeks of 2007, payroll and benefits were $256.7 million, or 34.0 percent of restaurant sales, compared to $250.3 million, or 33.8 percent of restaurant sales, in the same prior year period.

Restaurant Operating Costs

During the third quarter of 2007, restaurant operating costs were $42.6 million, or 19.5 percent of restaurant sales, compared to $44.0 million, or 20.3 percent of restaurant sales, in the same prior year period. The improvement was primarily the result of reduction in repair and maintenance, supply, and supervisory bonus expenses as a percentage of sales. During the first 40 weeks of 2007, restaurant operating costs were $142.6 million, or 18.9 percent of restaurant sales, compared to $142.1 million, or 19.2 percent of restaurant sales, in the same prior year period.

Advertising and Marketing Expenses

During the third quarter of 2007, advertising and marketing expenses were $7.9 million, or 3.6 percent of revenue, as compared to $6.5 million, or 3.0 percent of revenue, in the same prior year period. During the first 40 weeks of 2007, advertising and marketing expenses were $ 26.0 million, or 3.4 percent of revenue, as compared to $21.5 million, or 2.9 percent of revenue, in the same prior year period. The increase in advertising and marketing expenses was primarily due to our decision to increase spending beginning in the second quarter and for the remainder of the year at the O’Charley’s concept in response to current conditions in the restaurant industry and discounting by certain of our competitors.

General and Administrative Expenses

General and administrative expenses were $11.2 million, or 5.1 percent of revenue, in the third quarter of 2007 compared to $11.4 million, or 5.2 percent of revenue, in the third quarter of 2006. This decrease is due to the reversal of bonus expense, lower legal fees and other administrative costs offset by severance, relocation and recruiting. During the first 40 weeks of 2007, general and administrative expenses were $38.9 million, or 5.1 percent of revenue, as compared to $37.7 million, or 5.0 percent of revenue, in the same prior year period. The year-to-date increase is primarily related to charges taken for severance, relocation, and recruiting offset by bonus reversals.

Depreciation and Amortization, Property and Equipment

During the third quarter of 2007, depreciation and amortization was $11.7 million, or 5.3 percent of revenue, as compared to $10.6 million, or 4.8 percent of revenue, in the same prior year period. During the first 40 weeks of 2007, depreciation and amortization was $ 38.3 million, or 5.0 percent of revenue, as compared to $35.3 million or 4.7 percent of revenue in the same prior year period. The increase in depreciation and amortization is primarily due to additional capital expenditures associated with new restaurants and re-brandings of existing restaurants since the third quarter of 2006.

Impairment, Disposal and Restructuring Charges

During the third quarter of 2007, impairment, disposal and restructuring charges were $5.0 million, or 2.2 percent of revenue, as compared to a benefit of $0.4 million, or 0.2 percent of revenue, in the same prior year period. This increase was due to a $1.4 million charge taken for our previously announced supply chain changes and a $3.6 million charge primarily related to the impairment of an O’Charley’s, Ninety Nine and a Stoney River restaurant. During the first 40 weeks of 2007, impairment, disposal and restructuring charges were $14.1 million, or 1.8 percent of revenue, as compared to a benefit of $0.3 million, or 0.0 percent of revenue, in the same prior year period. This increase is due to a $9.9 million charge taken for our previously announced supply chain changes and a $4.2 million charge primarily related to the impairment of an O’Charley’s, Ninety Nine and a Stoney River restaurant in addition to our restaurant re-brandings.

Pre-opening Costs

Pre-opening costs in the third quarter of 2007 were $0.8 million, or 0.4 percent of revenue, compared to $0.9 million, or 0.4 percent of revenue, in the third quarter of 2006. In the third quarter of 2007 we opened one new company-owned O’Charley’s restaurant and one new Ninety Nine restaurant and we completed five ‘Project RevO’lution’ and eleven ‘Project Dressed to the Nines’ re-brandings.

Interest Expense, Net

Interest expense for the third quarter of 2007 was $2.7 million, or 1.2 percent of revenue, compared to $3.2 million, or 1.5 percent of revenue, in the third quarter of 2006. This change from the prior year quarter is primarily the result of higher earnings on our cash and equivalents.

Income Taxes

For the third quarter of 2007, the Company recognized an income tax benefit of $1.3 million resulting in an effective tax rate applied to the pretax loss of approximately 79.0 percent. Based upon the Company’s anticipated full year results, the estimated effective tax rate applied to pretax profit for fiscal 2007 is 5.1 percent. Since this is lower than the estimated rate applied to the first two quarters of 2007 the third quarter income tax provision includes a benefit from a change in estimate of approximately $1.0 million. The third quarter income tax provision also includes a benefit of $0.3 million for the change in estimate of the 2006 tax provision as compared to amounts in our filing of our tax returns in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development and re-branding efforts. We do not believe this indicates a lack of liquidity. To the extent operations generate cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. As previously announced, we have slowed our restaurant development in order to focus on improving the performance of our existing restaurants. We have opened five Company-owned O’Charley’s restaurant and two Ninety Nine restaurant but have not opened any Stoney River restaurants during the first 40 weeks of 2007. As part of our focus on improving the performance of our existing restaurants, we completed five O’Charley’s restaurants re-brandings and 11 Ninety Nine restaurants re-brandings during the third quarter and since inception have completed 23 O’Charley’s restaurant re-brandings and 36 Ninety Nine restaurant re-brandings as part of our continued focus on our existing restaurants.

On October 18, 2006, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement amended and restated our existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement provides for a five-year, $125.0 million revolving credit facility and permits us to request an increase in the principal amount of the facility of up to $25.0 million. At October 7, 2007, we had no amounts outstanding on the revolving credit facility except for approximately $12.1 million in letters of credit which reduced our available borrowings under the Credit Agreement.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires us to comply with certain financial covenants, including an adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio. We were in compliance with such covenants at October 7, 2007.

The interest rates per annum applicable to loans outstanding under the Credit Agreement will, at our option, be equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.0 percent to 0.5 percent in the case of base rate loans and 0.75 percent to 1.25 percent in the case of LIBOR rate loans), depending on our senior secured leverage ratio. At October 7, 2007, our margin applicable to LIBOR loans was 0.75 percent. In addition to the interest payments required under the Credit Agreement, we are required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25 percent to 0.375 percent per annum, depending on our senior secured leverage ratio.

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

On May 18, 2007, we announced the authorization by our board of directors to increase to $50.0 million our share repurchase authorization. During the third quarter of 2007 the Company repurchased approximately 1.9 million shares of common stock for approximately $30.0 million. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. We may repurchase shares from time to time on the open market under a Rule 10b5-1 plan or otherwise or in private transactions, including structured transactions. On August 30, 2007, we announced a quarterly dividend of $0.06 per share that was paid on September 28, 2007 to shareholders of record on September 14, 2007 for an aggregate cash distribution of approximately $1.4 million. For the 40 weeks ended October 7, 2007, we have paid approximately $2.9 million in dividends.

In 2007, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our restaurant support center. We did not finance any capital expenditures during the 40 weeks ended October 7, 2007 or October 1, 2006. Capital expenditures for the 40 weeks ended October 7, 2007 and October 1, 2006 were as follows:

	October 7,	October 1,
	2007	2006
	(in thousands)
New restaurant capital expenditures	$15,520	$21,153
Re-branding capital expenditures	13,528	3,993
Other capital expenditures	10,614	10,402
Total capital expenditures	$39,662	$35,548

We expect capital expenditures in 2007 to be between $50.0 million and $53.0 million. We expect to open five new company-owned O’Charley’s restaurants and three new Ninety Nine restaurants in 2007.

The following tables set forth our capital structure and certain financial ratios and financial data as of and for the 40 weeks ended October 7, 2007 and as of and for the year ended December 31, 2006:

	October 7,		December 31,
	2007		2006
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$—	0.0%	$—	0.0%
Secured mortgage note payable	82	0.0	102	0.0
GE Capital Financing arrangement	1,157	0.2	1,197	0.2
Note payable to Stoney River managing partners	418	0.1	393	0.0
Capitalized lease obligations	18,889	3.7	27,665	5.2
Total senior debt	20,546	4.0	29,357	5.4
Senior subordinated notes	125,000	24.5	125,000	23.4
Total debt(1)(2)	145,546	28.5	154,357	28.8
Shareholders’ equity	365,014	71.5	380,826	71.2
Total capitalization	$510,560	100.0%	$535,183	100.0%
Adjusted total debt(1)(3)	$415,538		$419,109
Adjusted total capitalization(1)(3)	$780,552		$799,935
EBITDA(1)(4)	$54,294		$87,105

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

(2)

Total debt represents the long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion as reflected in our consolidated balance sheets:

	October 7,	December 31,
	2007	2006
	(in thousands)
Current portion of long-term debt and capitalized lease obligations	$ 6,905	$ 9,812
Add:
Long-term debt, less current portion	126,486	126,540
Capitalized lease obligations, less current portion	12,155	18,005
Total debt	$145,546	$ 154,357

(3)

Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 and 53 weeks ended October 7, 2007 and December 31, 2006, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 and 53 weeks ended October 7, 2007 and December 31, 2006, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	October 7,	December 31,
	2007	2006
	(in thousands)
Current portion of long-term debt and capitalized leases	$6,905	$9,812
Add:
Long-term debt, less current portion	126,486	126,540
Capitalized lease obligations, less current portion	12,155	18,005
Total debt	145,546	154,357
Add eight times rent expense	269,992	264,752
Adjusted total debt	415,538	419,109
Add:
Shareholders’ equity	365,014	380,826
Adjusted total capitalization	$780,552	$799,935

(4)

EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, as defined in our credit agreement. The following tables reconcile EBITDA, as described above, to net operations, and to cash flows provided by operating activities as reflected in our consolidated statements of operations and cash flows:

	40 weeks ended October 7,	Year ended December 31,
	_2007_	_2006_
	(in thousands)
Net earnings	$6,505	$18,890
Add:
Income taxes	238	7,200
Interest expense, net	9,281	14,401
Depreciation and amortization	38,270	46,614
EBITDA	$54,294	$87,105

	40 weeks ended	Year ended
	October 7,	December 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 45,944	$ 83,260
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Deferred income taxes	1,381	7,495
Share-based compensation	(3,163)	(2,655)
Amortization of deferred gain on sale-leasebacks	813	1,077
(Loss) gain on the sale of assets held for sale and other assets dispositions	(11,995)	(2,673)
Changes in operating assets and liabilities	13,133	(17,425)
Changes in long-term assets and liabilities	(668)	(2,233)
Income taxes	238	7,200
Interest expense, net	8,611	13,059
EBITDA	$ 54,294	$ 87,105

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 31, 2006, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, goodwill and trademarks, impairment of long-lived assets, and income taxes and related financial statement items. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 40 weeks of 2007, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of October 7, 2007 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. At October 7, 2007, the cash obligation for uncertain tax positions recorded pursuant to FIN 48 was $5.0 million; however we are unable to make reliable estimates of the timing of such payments, if any, to the taxing authorities.

Outlook

We revised our previously issued earnings guidance for the full year and stated that we expect to report net earnings per diluted share of between $0.42 and $0.47 for the fiscal year ending December 30, 2007. Projected results for the fourth quarter are based upon anticipated same-store sales declines of between one percent and three percent for O’Charley’s, and anticipated same-store sales increases of between one percent and three percent for Ninety Nine. Our earnings guidance for the full year reflects expected charges and expenses relating to the sale of the commissary and other supply chain changes of $0.30 per diluted share; expected impairment, pre-opening, and depreciation charges for our re-branding initiatives of $0.13 per diluted share; restaurant impairment charges of $0.10 per diluted share; and severance and relocation charges of $0.07 per diluted share. Our guidance for the balance of 2007 does not reflect any impact for additional charges or expenses arising from decisions we may make as part of our transition efforts, nor the impact of any additional share repurchases that we may make. We have locked in our pricing for virtually all of our remaining 2007 requirements for beef, poultry, and pork. As we look ahead at our total projected needs for the 2008 fiscal year, we have written or verbal agreements which we believe lock in our pricing for approximately 90 percent of our estimated requirements for beef and approximately 95 percent of our estimated requirements for poultry. Using a constant product mix, our locked in pricing for 2008 is less than two percent higher for beef, and between eight and nine percent higher for poultry than the average prices paid during 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS 157 will have on our results of operations or financial position.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently evaluating this SFAS and have not determined the impact, if any, it will have on our results of operations or financial position.

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

As an additional method of managing our interest rate exposure on our Credit Facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. There were no swaps outstanding at October 7, 2007 associated with our Credit Facility.

At October 7, 2007 we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes and are accounted for as fair value hedges. These swap agreements expire in November 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In performing this evaluation, management determined that we had insufficient personnel with appropriate qualifications and training in accounting for income taxes to allow for the timely preparation of an accurate income tax provision and related disclosures. In addition, management’s oversight and review related to certain income tax accounts and analyses was not effective. These deficiencies in internal control over financial reporting resulted in more than a remote likelihood that a material misstatement of our income tax accounts would not be detected or prevented. Therefore, we concluded that our disclosure controls were not effective. Since December 31, 2006, we hired new management with technical expertise in taxation and have continued to initiate steps to remediate these deficiencies in our disclosure controls and procedures by instituting additional internal review procedures along with outside technical expertise relating to accounting for income taxes. While we believe that these steps have resulted in improvements in our disclosure controls, based upon our experience in the first three quarters of 2007 in connection with the adoption of Financial Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” – an Interpretation of SFAS No. 109, “Accounting for Income Taxes”, we concluded that our disclosure controls and procedures were not effective as of October 7, 2007.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). During the assessment of internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, management determined we had insufficient personnel with appropriate qualifications and training in accounting for income taxes to allow for the timely preparation of an accurate income tax provision. In addition, management’s oversight and review related to certain income tax accounts and analyses was not effective. These deficiencies in internal control over financial reporting resulted in more than a remote likelihood that a material misstatement of our income tax accounts would not be detected or prevented. Since December 31, 2006, we hired new management with technical expertise in taxation and continued to initiate steps to remediate these deficiencies in our disclosure controls and procedures by instituting additional review procedures along with outside technical expertise in regards to accounting for income taxes. Except as described above, there have been no other changes in the Company’s internal control over financial reporting during the third fiscal quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are a defendant from time to time in various legal proceedings arising in the ordinary course of our business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to our franchising initiatives; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect our results of operations, or on occasion, receive settlements that favorably affect results of operations.

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

For the remainder of 2007, we will be transitioning the manufacture of certain food products and our signature yeast rolls, as well as the distribution and transportation services to the O’Charley’s and Stoney River brands, from our commissary operations to third parties. Although our distribution facility in Bellingham, Massachusetts will remain in operation for our Ninety Nine restaurants, we will continue to consider alternatives. Any disruption in the manufacture and distribution operations resulting from this transition could adversely affect our ability to operate our restaurants and could adversely affect our results of operations. Since conversion is now substantially complete, we are now dependant upon the performance of third party manufactures and distributors. Any disruptions to their operations could have a material impact on our future reported results.

Our customers face economic pressures which could adversely impact their frequency of visiting our restaurants.

With recent changes in the housing and housing finance market, as well as, the possibility of continuing increases in the price of gasoline, we believe these factors have had and will continue to have an adverse impact on the mid-scale casual dining consumers that account for a significant share of our sales. Continuing weakness in the spending of those consumers could have an adverse impact on our future reported results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

As announced on September 5, 2007, in connection with the hiring of J. Harold Allen as vice president of design and construction, on August 29, 2007, the Company granted Mr. Allen restricted stock awards for an aggregate of 5,000 shares of the Company’s common stock that vests ratably over three years. Vesting of the restricted stock is contingent upon continued employment and is subject to acceleration under certain circumstances. These issuances were made as an inducement grant in accordance with Section 4350 of the NASDAQ Marketplace Rules, and were exempt from registration under the Securities Act of 1933 under Section 4(2) of that Act as a transaction not involving any public offering. The issuance of the restricted stock was made without general solicitation or advertising, no broker or underwriter commissions were paid, and the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from registration.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended October 7, 2007 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b5-1 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs (3)
7/16/07-8/12/07	—	—	—	$50,000,000
8/13/07-9/9/07	1,385,807	$16.53	1,385,807	$27,088,526
9/10/07-10/7/07	467,300	15.17	467,300	$20,000,000
Total for the Quarter	1,853,107	$16.19	1,853,107	$20,000,000

(1) All share repurchases were made in open-market transactions pursuant to the publicly announced repurchase plan.
(2) Average price paid per share is calculated on a trade date basis and includes commissions and fees.
(3) On May 18, 2007, the Company’s Board of Directors approved an increase from $25 million to $50 million for the amount authorized under the share repurchase authorization.

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

O’Charley’s Inc.
(Registrant)

Date: November 14, 2007	By:	/s/ Gregory L. Burns
Gregory L. Burns
Chairman and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Lawrence E. Hyatt

Lawrence E. Hyatt

Chief Financial Officer, Secretary and Treasurer