Form 10-K
period 2007-12-30
O CHARLEYS INC
filed 2008-03-12
CIK 864233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

Commission file number 0-18629

O’CHARLEY’S INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1192475
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3038 Sidco Drive
Nashville, Tennessee	37204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(615) 256-8500

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, no par
Series A Junior Preferred Stock Purchase Rights
(Title of Each Class)

Name of each Exchange on Which Registered	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $471.1 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock.

The number of shares of common stock outstanding on March 5, 2008 was 22,154,345.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are ___________________incorporated by reference____________________
Part III	Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held May 21, 2008

O’CHARLEY’S INC.

PART I

Item 1.	Business.

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of December 30, 2007, we operated 229 O’Charley’s company-owned restaurants in 16 states in the Southeast and Midwest, 115 Ninety Nine restaurants in nine Northeastern states, and ten Stoney River restaurants in six states in the Southeast and Midwest. As of December 30, 2007, we had eight franchised O’Charley’s restaurants, including four franchised O’Charley’s restaurants in Michigan, one franchised O'Charley's restaurant in Ohio, one O’Charley’s franchised restaurant in Iowa, one O’Charley’s franchised restaurant in Pennsylvania and one O’Charley’s franchised restaurant in Tennessee at Nashville International Airport. As of December 30, 2007, we had two joint venture O’Charley’s restaurants in Louisiana and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest.

Our Restaurant Concepts

O’Charley’s

We acquired the original O’Charley’s restaurant in Nashville, Tennessee in May 1984. O’Charley’s is a casual dining restaurant concept whose strategy is to differentiate its restaurants by serving high-quality, freshly prepared food at moderate prices and with attentive guest service. O’Charley’s restaurants are intended to appeal to a broad spectrum of guests from a diverse income base, including mainstream casual dining guests, as well as upscale casual dining and value oriented guests. The O’Charley’s menu is mainstream, but innovative and distinctive in taste. The O’Charley’s menu features a variety of items, including USDA Choice hand-cut and aged steaks, baby-back ribs basted with our own tangy BBQ sauce, fresh salmon, a variety of seafood, salads with special recipe salad dressings and O’Charley’s signature caramel pie. All entrees are cooked to order and feature a selection of side items in addition to our hot, freshly baked yeast rolls. We believe the large number of freshly prepared items on the O’Charley’s menu helps differentiate our O’Charley’s concept from other casual dining restaurants.

O’Charley’s restaurants are open seven days a week and serve lunch, dinner and Sunday brunch and offer full bar service. Specialty menu items include “limited time only” promotions, O’Charley’s Lunch Club and a special kids menu. We are continually developing new menu items for our O’Charley’s restaurants to respond to changing guest tastes and preferences. Lunch entrees range in price from $6.99 to $9.99, with dinner entrees ranging from $7.29 to $17.99. The average check per guest, including beverages, was $12.65 in 2007, $12.04 in 2006, and $11.52 in 2005.

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

Historically, we have grown the O’Charley’s concept through opening new restaurants. As part of our strategic planning process and our focus on improving results in existing restaurants, we decided to open fewer restaurants in 2007 than in previous years. We opened five new company-owned restaurants and closed three company-owned restaurants in 2007. In 2008, we plan on developing between three and five new company-owned restaurants and between one and three new franchised O’Charley’s restaurants. We also plan on re-branding approximately 70 restaurants in 2008 as part of our ‘Project RevO’lution’ initiative. During 2007 we re-branded 18 O’Charley’s restaurants and as of December 30, 2007 we have re-branded 29 O’Charley’s restaurants. This initiative is focusing the concept on our overall brand design to enhance the guest experience, as well as improve our profitability. Re-brandings include the remodeling and re-imaging of the restaurants, staff training, and the introduction of new service standards, plateware and uniforms.

Ninety Nine

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

Ninety Nine restaurants are open seven days a week and serve lunch and dinner. Lunch entrees range in price from $6.99 to $8.99 with dinner entrees ranging from $6.99 to $17.99. The average check per guest, including beverages, was $14.64 in 2007, $14.08 in 2006, and $13.69 in 2005.

Ninety Nine restaurants seek to provide a warm and friendly neighborhood pub atmosphere. Signature elements of the prototypical Ninety Nine restaurant include an open view kitchen, booth seating and a centrally located rectangular bar. The prototypical Ninety Nine restaurant is a free-standing building of approximately 5,800 square feet in size with seating for approximately 190 guests, including approximately 30 bar seats. Ninety Nine has grown through remodeling traditional and non-traditional restaurant locations as well as through developing new restaurants in the style of our prototype restaurant. During 2008, we plan to open between two and four new Ninety Nine restaurants. We also plan on re-branding approximately 40 restaurants in 2008 as part of our ‘Dressed to the Nines’ initiative. During 2007, we re-branded 31 Ninety Nine restaurants and as of December 30, 2007 we have re-branded 42 Ninety Nine restaurants.

Stoney River Legendary Steaks

We acquired Stoney River Legendary Steaks (“Stoney River”) in May 2000. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual dining and fine dining guests by offering the high-quality food and attentive guest service typical of high-end steakhouses at more moderate prices. Stoney River restaurants have an upscale “mountain lodge” design with a large stone fireplace, and rich woods that is intended to make the interior of the restaurant inviting and comfortable. The Stoney River menu features several offerings of premium Midwestern beef, fresh seafood and a variety of other gourmet entrees. An extensive assortment of freshly prepared salads and side dishes are available a la carte. The menu also includes several specialty appetizers and desserts. Stoney River restaurants offer full bar service, including an extensive selection of wines. The dinner price range of entrees is $16.99 to $33.99. The average check per guest, including beverages, was $44.62 in 2007, $41.72 in 2006, and $40.56 in 2005.

We established a “managing partner program” for the general managers of our Stoney River restaurants pursuant to which each general manager had the opportunity to acquire a six percent interest in the limited liability company that owns the restaurant that the general manager manages in exchange for a capital contribution to that subsidiary. The general managers at four Stoney River restaurants each acquired a six percent interest in their restaurant for a capital contribution of $25,000. Upon the fifth anniversary of the managing partner’s capital contribution to the subsidiary, we have the option, but not the obligation, to purchase the managing partner’s six percent interest for fair market value. Under the terms of the agreements between us and each managing partner, fair market value would be determined by negotiations between the parties. If such negotiations did not result in an agreement on value, a third-party appraisal process would be used to determine fair market value. During the two years ended December 30, 2007, we have purchased three of our managing partner’s six percent interest and as of December 30, 2007 are currently negotiating the fourth. In addition, during 2006 we implemented a new “managing partner program” which is a five year operating agreement between us and the general manager that allows the general manager to receive five percent of their restaurant’s profit each quarter and one percent of the profit in all the restaurants participating under this new program. We accrue an additional five percent of the restaurant’s profit and one percent of the participating restaurant’s profit in the program each quarter to be paid beginning upon the fifth anniversary of the agreement over a period of two years in exchange for a $25,000 cash investment by the managing partner. The cash investments made under the new managing partner program are shown in the consolidated balance sheet as an other liability. At December 30, 2007, we had no managing partners under our original “managing partner program” and four managing partners under our new “managing partner program”. We did not open any Stoney River restaurants in 2007. In 2008, we plan on opening one or two new Stoney River restaurants.

Support Operations

Commissary. During 2006, we hired Larry Taylor, who had previously worked in executive-level supply chain positions with Taco Bell Corporation, Carlson Companies Inc. and elsewhere, as our Chief Supply Chain Officer. Larry and his team were hired to identify cost saving opportunities, explore ways to improve the quality of our products, and benchmark all operations performed by our manufacturer and distributions operations located in Nashville, Tennessee; Bellingham, Massachusetts and Woburn, Massachusetts. As a result of benchmarking processes the following actions were taken to better position the Company to serve our guests:

At the end of the first quarter of 2007, we entered into agreements to outsource the poultry processing and salad dressing manufacturing activities that we performed at our Nashville commissary. We also decided to close our manufacturing operations in Woburn, Massachusetts, moving meat cutting to Nashville and outsourcing the other manufacturing performed there. On July 13, 2007, we completed the sale of our Nashville commissary facility and entered into an agreement with a third party to cut meat for us. We also entered into an agreement with Performance Food Group Co. to serve as the exclusive master distributor for the O’Charley’s and Stoney River concepts. Performance Food Group Co. purchased our remaining distribution inventories at cost and assumed the leases on our Nashville-based tractors and trailers. We have also outsourced the manufacture of the frozen dough used in our O’Charley’s signature yeast rolls. We continue to consider alternatives for our 79,000 square foot distribution facility in Bellingham, Massachusetts, which continues to serve our Ninety Nine restaurants. As a result of these transactions, we incurred charges of approximately $10.2 million for fiscal 2007, including non-cash charges for the impairment of the commissary real estate and facility and related manufacturing equipment of approximately $7.7 million and employee severance and retention costs, legal costs and transition costs of approximately $2.5 million. We expect that the restructuring of our supply chain will reduce our ongoing costs and expenses by a total of between $2.5 and $3.0 million per year, or between $0.08 and $0.10 cents per diluted share, with approximately half of this amount representing reductions in our cost of food and beverage, and half representing reductions in depreciation expense.

With the transition now complete, we believe that our supply chain management team led by Mr. Taylor will be better positioned to focus upon improving the quality and cost of our products. This team will now manage every aspect of our supply chain through specific initiatives dedicated in the areas of strategic sourcing, quality assurance, supply chain operations, and the operation of our remaining distribution center in Bellingham, Massachusetts.

Human Resources. We maintain a human resources department that supports restaurant operations, the restaurant support center, and the financial services center through the design and implementation of policies, programs, procedures and benefits for our team members. The human resources department is responsible for the oversight of team member relations and enforces the alternative dispute resolution process. However, all team members are encouraged to first address any employment related issues or concerns through our open door policies or a toll free 800 number. The human resources area also administers the Team Member Survey and is responsible for identifying issues and developing action plans to resolve any issues that are identified. During 2007, we realigned our human resources department to provide more focus and support to our restaurant operations. We believe that this realignment will allow us to improve the quality of employees we hire, evaluate the strengths of our team, ensure we optimize the performance of our team members at all levels across the enterprise and ultimately improve the overall operating execution and performance of our restaurants.

Guest Relations. Our guests’ perceptions and experiences are measured through the Guest Satisfaction Index (GSI). GSI is a survey-based tool designed to measure guest satisfaction levels at each O’Charley’s and Ninety Nine restaurant, providing immediate feedback to all levels of the organization. Guests are issued an invitation on a random basis through our point-of-sale system to take a telephone survey. Primary focus is placed on identification and improvement of top box predictors of a highly satisfied guest experience. Our ability to continuously monitor service levels and satisfaction at the restaurant level, while providing guests with a convenient, brief, unbiased, and user-friendly way to share their comments, allows us to focus on converting satisfied guests to highly satisfied or loyal guests. In addition to measuring and communicating guest satisfaction results, our guest relations team receives direct calls and written correspondence from O’Charley’s, Ninety Nine, and Stoney River guests, ensuring timely and accurate response to all communications.

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

Restaurant Reporting. Our use of technology and management information systems is essential for the management oversight needed to improve our operating results. We maintain a theoretical food cost system in each of our restaurants through which we closely monitor waste during the food preparation and execution stages of our operations. We also maintain operational and financial controls in each restaurant, including management information systems that monitor sales, inventory, and labor and that provide reports and data to our restaurant support center. The management accounting system polls data from our restaurants and generates daily reports of sales, sales mix, guest counts, average check, cash, labor and food cost. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. We also utilize these systems for financial and budgetary analysis, including analysis of sales by restaurant, product mix and labor utilization. Our internal audit department audits a sample of our restaurants to measure compliance within our operational systems, procedures and controls. Our Financial Services Center is located in Brentwood, Tennessee and has been designed to consolidate and integrate our accounting functions. In addition, a centralized call line is available to restaurant management for questions or comments relating to their financial reports. We believe that consolidating the accounting function of our three concepts provides a structure that creates consistency and provides more centralized control over our accounting and financial reporting function while also promoting continuous process improvement and savings.

Real Estate and Construction. We maintain an in-house real estate and construction department to assist in the site selection process, secure real estate, develop architectural and engineering plans, oversee new construction and re-brandings of existing restaurants. We maintain a broad database of possible sites which we analyze against our site criteria in order to target the best possible locations. Once a site is selected, our real estate department oversees the acquisition process, while our construction department obtains zoning and all other required governmental approvals, develops detailed building plans and specifications and constructs and equips the restaurants. During 2007, we hired Mike Ellis as Chief Development Officer to manage all aspects of the real estate and construction department. We also hired J. Harold Allen as Vice President of Design and Construction, who will be involved with all aspects of design and construction for all three of our restaurant concepts while primarily focusing on a more aggressive roll out of our O’Charley’s and Ninety Nine re-branding initiatives.

Restaurant Locations

The following table sets forth the markets in which our company-owned O’Charley’s, Ninety Nine and Stoney River restaurants were located at December 30, 2007, including the number of restaurants in each market.

O’Charley’s Restaurants

Alabama (19)	Kentucky (20)	Ohio (19)
Birmingham (5)	Ashland	Cincinnati (7)
Decatur	Bowling Green	Cleveland
Dothan	Cold Spring	Columbus (7)
Florence	Danville	Dayton (3)
Guntersville	Elizabethtown	Harrison
Huntsville (2)	Florence
Mobile (4)	Frankfort	South Carolina (13)
Montgomery (2)	Hopkinsville	Aiken
Opelika	Lexington (4)	Anderson
Oxford	Louisville (5)	Charleston (2)
	Owensboro	Columbia (3)
	Paducah	Greenville
Arkansas (2)	Richmond	Greenwood
Jonesboro		Rock Hill
Rogers	Louisiana (1)	Simpsonville
	Monroe	Spartanburg
Summerville

Florida (6)	Mississippi (8)	Tennessee (39)
Destin	Hattiesburg	Chattanooga (2)
Jacksonville (3)	Meridian	Clarksville (2)
Panama City	Olive Branch	Cleveland
Pensacola	Pearl	Cookeville
	Ridgeland	Hendersonville
Georgia (28)	Southhaven	Jackson
Atlanta (19)	Tupelo	Johnson City
Augusta	Gulfport	Kingsport
Canton		Knoxville (5)
Columbus	Missouri (10)	Manchester
Dalton	Cape Girardeau	Memphis (4)
Ft. Oglethorpe	Kansas City (2)	Morristown
Gainesville	St. Louis (7)	Mt. Juliet
Griffin		Murfreesboro (2)
Macon (2)	North Carolina (25)	Nashville (13)
	Asheville	Pigeon Forge
Illinois (5)	Burlington	Springfield
Champaign	Charlotte (9)
Marion	Fayetteville	Virginia (12)
O’Fallon	Greensboro	Bristol
Springfield (2)	Greenville	Fredericksburg
	Hendersonville	Harrisonburg
Indiana (20)	Hickory	Lynchburg
Bloomington	Jacksonville	Roanoke (2)
Clarksville	Raleigh (3)	Richmond (6)
Corydon	Wilmington (2)
Evansville (2)	Winston-Salem (2)	West Virginia (2)
Fort Wayne (2)	Wake Forest	Charleston (2)
Indianapolis (11)
Lafayette
Richmond

Ninety Nine Restaurants

Connecticut (15)	New Hampshire (14)	Pennsylvania (3)
Enfield	Concord	Trevose (Bensalem)
Groton	Dover	Audubon
Hartford (7)	Hooksett	Philadelphia
Manchester	Keene
New Haven (2)	Littleton	Rhode Island (3)
Norwich	Londonderry	Cranston
Torrington	Manchester	Newport
Stratford	Nashua	Warwick
North Conway
Maine (5)	Portsmouth	Vermont (3)
Augusta	Salem	Rutland
Bangor	Seabrook	Williston
Portland (3)	Tilton	Brattleboro
West Lebanon

Massachusetts (62)	New York (9)	New Jersey (1)
Auburn	Albany (2)	Deptford
Boston (37)	Clifton Park
Centerville	Kingston
Chicopee	Plattsburgh
Fairhaven	Queensbury
Fall River	Rotterdam
Fitchburg	Saratoga Springs
Holyoke	Utica
Mashpee
North Attleboro
North Dartmouth
Plymouth
Pittsfield
Seekonk
Springfield (4)
Tewksbury
West Yarmouth
Worcester (3) Marlboro
Franklin Greenfield

Stoney River Restaurants

Georgia (3)	Kentucky (1)	Ohio (1)
Atlanta (3)	Louisville	Columbus

Illinois (2)	Tennessee (2)	Missouri (1)
Chicago (2)	Nashville (2)	St. Louis

In addition to the above company-owned locations, as of December 30, 2007, we had eight franchised O’Charley’s restaurants including four franchised O’Charley’s restaurants in Michigan, one franchised O'Charley's restaurant in Ohio, one franchised O'Charley's restaurant in Pennsylvania, one franchised O’Charley’s restaurant in Iowa and one franchised O’Charley’s restaurant in Tennessee at Nashville International Airport. As of December 30, 2007, we had two joint venture O’Charley’s restaurants in Louisiana and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest.

Franchised Restaurants	Joint Venture Restaurants

Michigan (4)	Louisiana (2)
Belleville	Lafayette
Chesterfield	Lake Charles
Grand Rapids
Holland	Wisconsin (1)
Grand Chute
Ohio (1)
Niles

Pennsylvania (1)
Erie

Iowa (1)
Des Moines

Tennessee (1)
Nashville

Franchising

We seek franchising relationships with successful restaurant operators for the development of O’Charley’s restaurants in areas that are outside of our current growth plans for company-owned restaurants. We have entered into and continue to look to enter into, exclusive multi-unit development agreements with third party franchisees to open and operate O’Charley’s restaurants. Franchisees and joint venture partners are required to comply with our specifications as to restaurant space, design and décor, menu items, principal food ingredients, team member training and day-to-day operations. The following table illustrates the various agreements that we have executed with our joint venture partners and franchisees along with the contracted markets, the number of restaurants operated by each joint venture and franchisee as of December 30, 2007 and the number of restaurants that they are contractually required to develop and open:

Program	Franchise / Joint Venture Entity	Open Restaurants	Total Restaurants Contracted for Development	Markets
Joint Venture:
	JFC Enterprises, LLC	2	3	Southern Louisiana and Beaumont, Texas
	WI-Tenn Restaurants, LLC	1	3	Wisconsin
Franchisee:
	Four Star Restaurant Group, LLC	1	10	Iowa, Nebraska, Topeka, Kansas and Eastern South Dakota
	O’Candall Group, Inc.	2	50	Tampa and Orlando Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio
	Meritage Hospitality Group, Inc.	4	15	Michigan
	Delaware North Companies Travel Hospitality Services	1	1	Tennessee (Nashville International Airport)

Service Marks

The name “O’Charley’s” and its logo, the name “Stoney River Legendary Steaks,” and the Ninety Nine restaurants logo are registered service marks with the United States Patent and Trademark Office. We also have other service marks that are registered in the states in which we operate. We are aware of names and marks similar to our service marks used by third parties in certain geographical areas. Use of our service marks by third parties may prevent us from licensing the use of our service marks for restaurants in those areas. We intend to protect our service marks by appropriate legal action whenever necessary.

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

Approximately 12 percent of restaurant sales in 2007 were attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities, to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities. Similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect its operations or, in an extreme case, cause us to close the restaurant. We have established standardized procedures for our restaurants designed to assure compliance with applicable codes and regulations.

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

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Our restaurant operations are also subject to federal and state minimum wage laws and other laws governing matters such as working conditions, citizenship requirements, overtime and tip credits. In the event a proposal is adopted that materially increases the applicable minimum wage, or changes the allowable tip credit, any such changes would likely result in an increase in payroll and benefits expense.

Team Members

As of December 30, 2007, we employed approximately 24,000 team members, approximately 22,200 of which represented our hourly workforce within our restaurants. None of our team members are covered by a collective bargaining agreement. We have an alternative dispute resolution program in which all team members are required to participate as a condition of employment. We consider our team member relations to be good.

Executive Officers of the Registrant

Our executive officers are elected by the board of directors and serve at the pleasure of the board of directors. The following table sets forth certain information regarding our executive officers.

Name	Age	Position
Gregory L. Burns	53	Chief Executive Officer and Chairman of the Board
Lawrence E. Hyatt	53	Chief Financial Officer, Secretary and Treasurer
Lawrence D. Taylor	50	Chief Supply Chain Officer
Jeffrey D. Warne	47	Concept President - O’Charley’s
John R. Grady	55	Concept President-Ninety Nine Restaurants
Anthony J. Halligan III	49	Concept President-Stoney River Legendary Steaks
R. Jeffrey Williams	41	Chief Accounting Officer and Corporate Controller
Michael K. Ellis	45	Chief Development Officer

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

Jeffrey D. Warne has served as Concept President-O’Charley’s since February 2006. Prior to joining our company he was with Carlson Companies, Inc. During his tenure at Carlson Companies, Inc. he served as the President and Chief Operating Officer of Pick Up Stix from 2005 to 2006 and the Executive Vice President and Chief Operating Officer of TGI Friday’s International from 2002 to 2004. Mr. Warne’s earlier experience at Carlson includes serving as Chief Financial Officer of Carlson Restaurants Worldwide from 1998 to 2002, Vice President of Business Planning from 1994 to 1998, and Director of Corporate Audit from 1990 to 1994.

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

Michael K. Ellis has served as Chief Development Officer since April 2007. Mr. Ellis served as Vice-President Asset Management for BP Products North America from January 2006 to March 2007. Mr. Ellis served as the Senior Vice-President of Development at Carlson Restaurants Worldwide from April 2004 to December 2006. Mr. Ellis served as the Chief Development Officer for Burger King Corporation from August 2003 to April 2004. Prior to that Mr. Ellis has held other various roles of increasing responsibility at Darden Restaurants Inc. and DF&R Restaurants, Inc. throughout his career.

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

Risk Factors

Some of the statements we make in this Annual Report on Form 10-K are forward-looking. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “seek” or similar expressions. These forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, plans or expectations such as statements concerning our operating and growth strategy, projections of revenue, income or loss, information regarding future restaurant openings and capital expenditures, potential increases in food and other operating costs, and our development, expansion, franchising and joint venture plans and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, our ability to increase operating margins and increase same store sales at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; our ability to successfully implement and realize projected savings from changes to our supply chain; our ability to sell closed restaurants and other surplus assets; the possible adverse effect on our sales of decreases in consumer spending; the effect of increased competition; our ability to successfully implement and realize projected benefits of our turnaround and transformation process, including our re-brandings and other initiatives and the risks and uncertainties discussed below. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Our success depends on our ability to execute our strategic plan, including our re-branding and supply chain efficiency initiatives.

Our strategic plan involves a number of initiatives intended to improve our restaurant level economics and enhance guest loyalty. Our strategic plan involves significant investments in our management team and our restaurants and the success of the strategic plan depends on our ability to successfully implement the plan and realize the projected return on our investment. As part of our strategic plan, we have developed new prototype restaurants and are in the process of re-branding many of our existing O'Charley's and Ninety Nine restaurants. These re-branding efforts include substantial capital investment in remodeling the restaurants. As of December 30, 2007, we have completed 29 re-brandings at O'Charley's restaurants and 42 re-brandings at Ninety Nine Restaurant restaurants since inception of our re-branding programs. We plan on re-branding approximately 70 O’Charley’s restaurants and approximately 40 Ninety Nine restaurants in fiscal 2008. A failure to realize the benefits anticipated from these re-brandings could adversely affect our turnaround efforts. In addition, during fiscal 2007, we completed the sale of our commissary facility in Nashville, Tennessee and the outsourcing of various food processing and distribution activities performed at our commissary and distribution facilities in Nashville, Tennessee, and Woburn, Massachusetts. Our strategy includes improving our restaurant level economics, and we believe that selling our commissary facility and outsourcing certain processes will contribute significantly to this goal. However, a failure to successfully implement and realize projected savings from these changes could adversely affect the results of our strategic plans.

Changing consumer preferences and discretionary spending patterns could force us to modify our concepts and menus and could result in a reduction in our revenues.

Our O’Charley’s and Ninety Nine restaurants are casual dining restaurants that feature menus intended to appeal to a broad spectrum of guests. Our Stoney River restaurants are upscale steakhouses that feature steaks, fresh seafood and other gourmet entrees. Our continued success depends, in part, upon the popularity of these foods and these styles of dining. Shifts in consumer preferences away from this cuisine or dining style could materially adversely affect our future operating results. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes in our concepts and menus in order to respond to changes in consumer tastes or dining patterns. If we change a restaurant concept or menu, we may lose guests who do not prefer the new concept or menu, and may not be able to attract a sufficient new guest base to produce the revenue needed to make the restaurant profitable. In addition, consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Stoney River menu, food born illnesses or other diseases or by specific events such as E. coli food poisoning or outbreaks of bovine spongiform encephalopathy (mad cow disease) or other diseases.

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

Recent changes in the housing and housing finance market, increases in prices for gasoline, food and utilities and decreases in consumer confidence have had and are expected to continue to have an adverse impact on the mid-scale casual dining consumers that account for a significant share of our sales. Continuing weakness in the spending of those consumers has had and could continue to have an adverse impact on our results of operations.

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

A significant portion of our historical growth has been due to opening new restaurants. We have substantially reduced our new restaurant growth pending the implementation of our strategic initiatives in our turnaround plan, but still opened five new company-owned O’Charley’s restaurants and two new Ninety Nine restaurants in 2007. We currently plan to open between three and five new company-owned O’Charley’s restaurants, between two and four new Ninety Nine restaurants, and one or two new Stoney River restaurants in 2008. Our ability to open new restaurants successfully depends on a number of factors, such as:

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

Many of these factors are beyond our control. In addition, we have historically generated insufficient cash flow from operations to fund our working capital and capital expenditures and, accordingly, our ability to open new restaurants and our ability to grow, as well as our ability to meet other anticipated capital needs, may be dependent on our continued access to external financing, including borrowings under our credit facility and financing obtained in the capital markets. Our ability to make borrowings under our credit facility will require, among other things, that we comply with certain financial and other covenants, and we cannot assure that we will be able to do so. Accordingly, we cannot be assured that we will be successful in opening new restaurants in accordance with our current plans or otherwise. Furthermore, we cannot be assured that our new restaurants will generate revenues or profit margins consistent with those of our existing restaurants, or that the new restaurants will be operated profitably.

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

Our O’Charley’s restaurants are located in the Southeastern and Midwestern United States. Our Ninety Nine restaurants are located primarily in the Northeastern United States. As of December 30, 2007, we operated 39 of our 229 O’Charley’s restaurants in Tennessee and 62 of our 115 Ninety Nine restaurants in Massachusetts. As a result, our business and our financial or operating results may be materially adversely affected by adverse economic, weather or business conditions in these markets, as well as in other geographic regions in which we operate restaurants.

Our restaurants may not be able to compete successfully with other restaurants, which could adversely affect our results of operations.

The restaurant industry is intensely competitive with respect to price, service, location, nutritional and dietary trends and food quality, and there are many well-established competitors with substantially greater financial and other resources than us, including a large number of national and regional restaurant chains. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are or may be located. Some of our competitors advertise on national television, which may provide them with greater awareness and name recognition than we can achieve through our advertising efforts. Additionally, we face increasing competition from the convergence of restaurant, deli and grocery services, as supermarkets and grocery stores offer “convenient meals” in the form of improved entrees and side dishes in their deli sections. If our restaurants are unable to compete successfully in new and existing markets, our results of operations will be adversely affected.

To the extent that we open restaurants in larger cities and metropolitan areas, we expect competition to be more intense in those markets. We also compete with other restaurants for experienced management personnel and hourly team members and with other restaurants and retail establishments for quality sites.

Further disruption in financial markets could adversely affect our access to capital.

With the recent changes in the financial markets as a result of the downturn in the economy we believe this could have an adverse impact on our ability to obtain continued or additional access to capital. Should we not be able to obtain access to the capital markets it could have an adverse impact on our future reported results.

Any disruption in manufacturing and distribution operations could adversely affect our ability to operate our restaurants.

We have historically operated a commissary in Nashville, Tennessee through which we manufactured, purchased, and distributed a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants. We also continue to operate a similar distribution facility in Bellingham, Massachusetts, through which we distribute a portion of the food products and supplies for our Ninety Nine restaurants. During the second quarter of 2007, we completed the sale of our commissary facility in Nashville, Tennessee and the outsourcing of various food processing and distribution activities performed at our commissary and distribution facilities in Nashville, Tennessee and Woburn, Massachusetts.

As of December 30, 2007, we have completed the transition of the manufacture of certain food products and our signature yeast rolls, as well as the distribution and transportation services to the O’Charley’s and Stoney River brands, from our commissary operations to third parties. Since the transition is now complete, we are now dependant upon the performance of third party manufacturers and distributors. Any disruptions to their operations could have a material impact on our future reported results. Although our distribution facility in Bellingham, Massachusetts remains in operation for our Ninety Nine restaurants, we will continue to consider alternatives. If the operation of our Bellingham, Massachusetts quality product center is disrupted, we may not be able to deliver food and supplies to our Ninety Nine restaurants. If our quality product center is unable to deliver the food products and supplies required to run our Ninety Nine restaurants, we may not be able to find other sources of food or supplies, or, if alternative sources of food or supplies are located, our operating costs may increase. Accordingly, any disruption in our distribution operations could adversely affect our ability to operate our Ninety Nine restaurants and would adversely affect our results of operations.

We may incur costs or liabilities and lose revenue as the result of government regulation.

Our restaurants are subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food (such as regulations regarding labeling, allergens content, trans fat content and other menu information regarding nutrition), the sale of alcoholic beverages, zoning and building codes and other health, sanitation and safety matters. All of these regulations impact not only our current restaurant operations but also our ability to open new restaurants. We will be required to comply with applicable state and local regulations in new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce operations at an existing location, either of which would materially and adversely affect our growth and results of operations. In addition, our Bellingham, Massachusetts quality product center is licensed and subject to regulation by the United States Department of Agriculture and is subject to further regulation by state and local agencies. Our failure to obtain or retain federal, state or local licenses for our Bellingham, Massachusetts quality product center or to comply with applicable regulations could adversely affect our quality product centers operations and disrupt delivery of food and other products to our restaurants. If one or more of our restaurants were unable to serve alcohol or food for even a short time period, we could experience a reduction in our overall revenue.

The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages or tip credits, workers’ compensation insurance rates, unemployment tax rates, sales taxes, corporate income tax or other laws and regulations, such as the federal Americans with Disabilities Act, which governs access for the disabled. If any of the above costs increase, we cannot assure you that we will be able to offset the increase by increasing our menu prices or by other means, which would adversely affect our results of operations.

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

We are a defendant from time to time in various legal proceedings arising in the ordinary course of our business, including claims relating to injury; claims relating to workplace and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to our joint venture or franchising initiatives; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission regulations and NASDAQ Stock Market rules, has required an increased amount of our management’s attention and greater utilization of external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has resulted in and we expect will continue to result in increased general and administrative expenses as well as management’s time and attention from revenue-generating activities to compliance activities.

We are dependent upon our senior management team to execute our business strategy.

Our operations and our ability to execute our business strategy are highly dependent on the efforts of our senior management team. Many of the members of our senior management team do not have long tenures with us, including, in particular, our Concept President-O’Charley’s who joined us in February 2006, our Chief Supply Chain Officer who joined us in May 2006, and our Chief Development Officer who joined us in April 2007.

Although the members of our senior management team have employment agreements with us, these agreements may not provide sufficient incentives for these officers to continue employment with us. The loss of one or more of the members of our senior management team could adversely affect our business. We do not maintain key man insurance on any of the members of our senior management team.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 30, 2007, we operated 229 O’Charley’s restaurants, 115 Ninety Nine restaurants and ten Stoney River Legendary Steak restaurants. As of that date, we owned the land and building at 96 of our O’Charley’s restaurants, leased the land and building at 44 of our O’Charley’s restaurants and leased the land only at 89 of our O’Charley’s restaurants. We lease the land and building at 85 of our Ninety Nine restaurants and lease the land only at 30 of our Ninety Nine restaurants. We own the land and building at four of our Stoney River restaurants and lease the land only at five of our Stoney River restaurants and lease the land and building at one of our Stoney River Restaurants. See “Item 1-Business-Restaurant Locations” above. Restaurant lease expirations range from 2008 to 2025, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of our restaurant leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, our restaurant leases are net leases, which require us to pay the cost of insurance and taxes.

We own our corporate office that is located in Nashville, Tennessee in a total of approximately 96,000 square feet. We lease administrative offices of approximately 30,000 square feet in Woburn, Massachusetts. We also lease a distribution facility with approximately 79,000 square feet of space in Bellingham, Massachusetts for our Ninety Nine concept. We also lease approximately 16,000 square feet of office space in Brentwood, Tennessee which is used for our Financial Services Center.

Item 3.	Legal Proceedings.

On November 5, 2007, we filed suit in Davidson County, Tennessee against Richard Arras, Steven Pahl and WI-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to WI-Tenn Restaurants, LLC, a joint venture owned 50% by us and 50% by Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin against us and seven of our current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment stemming from Defendants’ ownership in WI-Tenn Restaurants, LLC (the “Wisconsin Action”). Plaintiffs have alleged damages in excess of $75,000 in the Wisconsin Action, and on February 15, 2008, filed a counterclaim in the Tennessee Action against us and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). We have filed a motion to dismiss Defendants’ complaint in the Wisconsin Action, deny all liability and intend to vigorously contest the allegations contained in both the Wisconsin Action and Tennessee Counterclaim, and intend to vigorously prosecute the Tennessee Action against the Defendants.

We are also a defendant from time to time in various legal proceedings arising in the ordinary course of our business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants; claims relating to workplace, workers compensation and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to our joint venture and franchising initiatives; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

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

No matters were submitted to a vote of shareholders during the fourth quarter ended December 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “CHUX.” As of March 5, 2008, there were approximately 3,092 shareholders of record of our common stock. In May 2007, our Board of Directors approved the initiation of a quarterly cash dividend of $0.06 per share which was paid in June, September and December 2007. Total cash dividends of approximately $4.2 million were paid in 2007. No cash dividends were paid in 2006. The following table shows quarterly high and low bid prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal 2007
First Quarter	$22.60	$18.71
Second Quarter	23.43	19.13
Third Quarter	20.45	14.40
Fourth Quarter	16.37	13.16

Fiscal 2006
First Quarter	$18.85	$15.07
Second Quarter	17.58	15.49
Third Quarter	19.57	14.97
Fourth Quarter	22.31	18.19

Graph Data Points	12/28/02	12/28/03	12/26/04	12/25/05	12/31/06	12/30/07

O'Charley's, Inc.	$ 100.00	$ 86.47	$ 95.94	$ 78.10	$ 106.67	$ 75.68
NASDAQ Composite	$ 100.00	$ 149.34	$ 161.86	$ 166.64	$ 186.18	$ 205.48
S&P Restaurants	$ 100.00	$ 150.17	$ 213.90	$ 227.57	$ 289.33	$ 319.28

On January 27, 2003, we issued 941,176 shares of common stock to the former owners of Ninety Nine as part of the purchase price of the acquisition of Ninety Nine Restaurants. We issued an additional 390,586 shares in January 2004, 407,843 shares in January 2005, 407,843 shares in January 2006, 94,118 in January 2007 and 94,118 in January 2008. The issuance of the shares to the former owners of Ninety Nine was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

In connection with the hiring of Michael K. Ellis as chief development officer and J. Harold Allen as vice president of design and construction, on June 4, 2007 and August 29, 2007, the Company granted Mr. Ellis and Mr. Allen restricted stock awards for an aggregate of 10,000 and 5,000, respectively, shares of the Company’s common stock that vest ratably over three years. Vesting of the restricted stock is contingent upon continued employment and is subject to acceleration under certain circumstances. These issuances were made as an inducement grant in accordance with Section 4350 of the NASDAQ Marketplace Rules, and were exempt from registration under the Securities Act of 1933 under Section 4(2) of that Act as a transaction not involving any public offering. The issuance of the restricted stock was made without general solicitation or advertising, no broker or underwriter commissions were paid, and the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from registration.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during fiscal 2007 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b5-1 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
7/16/07-8/12/07	—	—	—	$50,000,000
8/13/07-9/9/07	1,385,807	$16.53	1,385,807	$27,088,526
9/10/07-10/7/07	467,300	15.17	467,300	$20,000,000
Total for the Year	1,853,107	$16.19	1,853,107	$20,000,000

(1) All share repurchases were made in open-market transactions pursuant to the publicly announced repurchase plan.
(2) Average price paid per share is calculated on a trade date basis and includes commissions and fees.

Subsequent to December 30, 2007, we announced that our Board of Directors approved a $20 million increase in our share repurchase authorization. During 2007, the Board of Directors approved a $50 million repurchase authorization under which we have to date repurchased $30 million of our common stock. With the increased authorization, we can repurchase an additional $40 million of our common stock. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. O’Charley’s Inc. may repurchase shares from time to time on the open market under a Rule 10b5-1 plan or in private transactions, including structured transactions. The share repurchase program may be modified or discontinued at any time. We also announced that we have amended our revolving credit facility to permit this increased level of share repurchases.

Item 6.	Selected Financial Data.

The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of, each of the fiscal years in the five-year period ended December 30, 2007, were derived from the consolidated financial statements of O’Charley’s Inc. and subsidiaries. The selected data should be read in conjunction with the consolidated financial statements as of December 30, 2007 and December 31, 2006 and for each of the fiscal years in the three-year period ended December 30, 2007, and the related notes thereto appearing in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

When you read this financial data, it is important that you also read the consolidated financial statements and related notes included in this Form 10-K, as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.

	Fiscal Years
	2007	2006	2005	2004	2003(1)

	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Restaurant sales	$ 969,497	$ 978,751	$ 921,329	$ 864,259	$753,740
Commissary sales	7,783	10,345	8,498	7,035	5,271
Franchise and other revenue	472	428	361	92	—
	977,752	989,524	930,188	871,386	759,011
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	284,099	291,759	277,391	260,846	221,052
Payroll and benefits	331,103	328,809	318,513	291,098	252,415
Restaurant operating costs	184,761	185,938	172,417	157,732	139,205
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	799,963	806,506	768,321	709,676	612,672

Cost of commissary sales	7,692	9,065	7,716	6,646	4,970
Advertising and marketing expenses	32,534	27,917	25,470	25,656	24,300
General and administrative expenses	49,252	52,211	42,823	38,401	29,473
Depreciation and amortization, property and equipment	50,882	46,614	43,806	39,798	36,360
Impairment, disposal and restructuring charges, net (2)	16,537	2,098	7,335	16	(180)
Pre-opening costs	3,065	4,628	6,271	5,908	6,900
	959,925	949,039	901,742	826,101	714,495
Income from Operations	17,827	40,485	28,446	45,285	44,516
Other Expense (Income):
Interest expense, net	12,329	14,401	14,374	12,604	12,850
Debt extinguishment charge	—	—	—	—	1,800
Other, net	(10)	(6)	42	—	(584)
	12,319	14,395	14,416	12,604	14,066
Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	5,508	26,090	14,030	32,681	30,450
Income Tax (benefit) / expense	(1,724)	7,200	2,001	9,362	9,261
Earnings Before Cumulative Effect of Change in Accounting Principle	7,232	18,890	12,029	23,319	21,189
Cumulative Effect of Change in Accounting Principle, net of tax(3)	—	—	(151)	—	—
Net Earnings	$ 7,232	$ 18,890	$ 11,878	$ 23,319	$ 21,189
Basic Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$ 0.31	$ 0.81	$ 0.53	$ 1.05	$ 0.98
Cumulative effect of Change in Accounting Principle, net of tax(3)	—	—	(0.01)	—	—
Basic Earnings Per Common Share	$ 0.31	$ 0.81	$ 0.52	$ 1.05	$ 0.98
Diluted Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$ 0.31	$ 0.80	$ 0.52	$ 1.03	$ 0.96
Cumulative Effect of Change in Accounting Principle, net of tax(3)	—	—	(0.01)	—	—
Diluted Earnings Per Common Share	$ 0.31	$ 0.80	$ 0.51	$ 1.03	$ 0.96
Balance Sheet Data (at end of period):
Working capital deficit	$(21,145)	$(25,814)	$(22,270)	$(30,986)	$(30,284)
Total assets	648,983	688,638	687,610	658,177	620,673
Current portion of long-term debt and capitalized lease obligations	8,597	9,812	10,975	12,670	10,031
Long-term debt and capitalized lease obligations, including current portion	145,235	154,357	185,683	191,805	209,629
Total shareholders’ equity	365,526	380,826	349,588	330,740	300,187

_________

(1)

On January 27, 2003, we acquired Ninety Nine restaurants, a casual dining restaurant company based in Woburn, Massachusetts. Our fiscal 2003 earnings include the earnings of Ninety Nine for the period from January 27, 2003 through December 28, 2003.

(2)

During 2007 we recorded charges of approximately $10.2 million in connection with changes in our supply chain, which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment, charges taken for employee severance and retention, and to a lesser extent, legal and transition costs. We also recorded impairment and disposal costs of $6.3 million relating to restaurant impairments and other asset retirements during 2007. Included in the $6.3 million charge is the impairments related to three underperforming O’Charley’s restaurants, one of which was closed, and the impairment of one Stoney River restaurant and two Ninety Nine restaurants that will remain open. During 2006 we took an impairment charge on three planned O’Charley’s restaurant closures, one O’Charley’s restaurant and two Ninety Nine restaurants that are impaired but will remain open, an impairment of purchased software, and assets related to the Company’s re-branding efforts. As a result, we recorded a non-cash impairment charge of $4.5 million to reflect the difference between the fair value and net book value of the underlying assets. This impairment charge was partially offset by net gains on the disposal of assets of $2.4 million. During 2005, we took an impairment charge on two O’Charley’s restaurants that remain open and decided to close six O’Charley’s restaurants and sell a company aircraft. As a result, we recorded a non-cash impairment charge of $7.2 million to reflect the difference between the fair value and net book value of the underlying assets. This impairment charge was in addition to losses of $0.1 million taken on the disposal of assets during 2005.

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

Overview

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of December 30, 2007, we operated 229 O’Charley’s company-owned restaurants in 16 states in the Southeast and Midwest, 115 Ninety Nine restaurants in nine Northeastern states, and ten Stoney River restaurants in six states in the Southeast and Midwest. As of December 30, 2007, we had eight franchised O’Charley’s restaurants including four franchised O’Charley’s restaurants in Michigan and one franchised O'Charley's restaurant in Ohio, one franchised O’Charley’s restaurant in Pennsylvania, one franchised restaurant in Iowa and one franchised restaurant in Tennessee. As of December 30, 2007, we had two joint venture O’Charley’s restaurants in Louisiana and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest.

Approximately two years ago we began our turnaround and transformation effort, which has resulted in the development of our strategic plan focused on the following key elements.

Strengthening the organization with a new core of talent and building a winning team. As part of our multi-year effort to build a winning team, we announced a number of changes to our management team during the 2007 fiscal year. We hired a new Chief Development Officer, a new Vice President of Design and Construction, and new Vice Presidents of Human Resources and Culinary Development for the O’Charley’s concept. We also made changes to the operating organization of the O’Charley’s concept, including the promotion of a new Vice President of Operations, and new Regional Vice Presidents. We also made changes to our human resources organization to strengthen support in the field and reduce costs. These changes followed the recruiting and hiring of several members of our senior management team during recent years, including our Chief Financial Officer, Chief Supply Chain Officer and O’Charley’s Concept President. During 2007, we began a new leadership assessment and development process that we believe will strengthen our management teams at our restaurants and support centers.

Improving box economics through the execution of product and labor cost management and increasing same store sales through new product offerings, new marketing, and a more analytical approach to menu pricing. “Box economics” refers to the relationship between our investments in our restaurants and its impact on our sales and related operating margin. We believe that the completion of our supply chain conversion, the new labor scheduling system that we are currently implementing and the rollout of our new kitchen display system technology in 2008 will provide cost savings while improving guest satisfaction. We believe that these efforts had a positive impact in 2007 on our restaurant level margin, which we define as restaurant sales minus the cost of food and beverage, payroll and benefits, and restaurant operating costs. While same-store sales and guest counts decreased at O’Charley’s, average check increased by 4.8 percent during 2007. A portion of the decline in guest counts at O’Charley’s was expected, as we have phased out approximately 80 percent of our Kids-Eat-Free program. However, given the challenging consumer environment and competitor discounting, the decline in guest counts has been greater than we anticipated. We believe that the Kids-Eat-Free offering is not consistent with the positioning of the brand and its phase out will enhance the O’Charley’s concept consumer appeal and financial performance. We increased our advertising spending as a percent of sales in 2007 in order to improve consumer awareness of our brands.

Our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ teams continue to focus on box economics by, among other initiatives, training and implementing new service standards, introducing new kitchen technology and menu engineering, capitalizing on dining room efficiencies and applying these improvements along with our re-brandings of our O’Charley’s and Ninety Nine restaurants. Another important aspect of our re-branding is the introduction of concept specific elements, including new uniforms, plateware, menu designs, Curbside-To-Go service and new service standards. During 2007, we completed 18 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 31 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants. As of December 30, 2007, we have completed 29 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 42 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants since the inception of the re-branding programs.

We evaluate the results of our re-branding initiatives by comparing the changes in sales and profits at a re-branded restaurant with changes in sales and profits at a control group or restaurants. On the basis of this analysis we believe that our re-branding initiatives are producing returns on investment that meet or exceed our targets. We intend to complete approximately 40 re-brandings at Ninety Nine and 70 re-brandings at O’Charley’s in 2008. We have also introduced a new prototype for our O’Charley’s and Ninety Nine restaurants. As of December 30, 2007, we have opened five new company-operated O’Charley’s restaurants featuring the concept’s new prototype design and one Ninety Nine restaurant featuring the new prototype design. We have also opened three franchised O’Charley’s restaurants and one joint-venture O’Charley’s restaurant featuring the concept’s new prototype design.

Achieving high guest satisfaction and intent to return by instilling “A Passion to Serve” SM. In 2005, we adopted a vision statement: ‘A Passion to Serve’ SM. This statement describes our commitment to our guests, each other, our stakeholders and our communities. Our vision is to be the best of class in food and service in our segments of the restaurant industry. We are holding ourselves to higher standards as measured by our Guest Satisfaction Index or, “GSI,” as we believe that the best marketing takes place within our restaurants. Many of our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ initiatives are designed to improve the guest experience. Our senior management teams at Ninety Nine and O’Charley’s have implemented a combination of in-store and market focus groups designed to solicit feedback about how we can continue to improve our delivery of great food and service. We believe that an increase in average check requires sustainable improvement in the guest experience. ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ are key elements in our effort to achieve higher guest satisfaction. Our product development teams at all three concepts continue to deliver great tasting menu offerings with unique flavor profiles. We believe that we are taking the appropriate steps to generate profitable and sustainable growth while enhancing shareholder value.

Improving the performance of our supply chain. We completed the sale of our Nashville commissary facility in the second quarter of 2007, and entered into agreements to outsource distribution, meat and poultry processing, and other manufacturing operations. The manufacturing, marketing and distribution of O’Charley’s branded food products to retailers have also been outsourced. The transition was completed in the fourth quarter. We continue to operate our distribution facility in Bellingham, Massachusetts, which provides distribution services to all Ninety Nine restaurants. While no decisions have been made, we are considering whether we should continue to operate this facility or outsource its operation to another company. With the majority of the transition now complete, we believe that our supply chain team is better positioned to focus upon improving the quality and cost of our products. We expect that the restructuring of our supply chain will reduce our ongoing costs and expenses by a total of between $2.5 and $3.0 million per year, or between $0.08 and $0.10 per diluted share, with approximately half of this amount representing reductions in our cost of food and beverage, and half representing reductions in depreciation expense.

Fiscal years end on the last Sunday of the calendar year. Fiscal years 2007 and 2005 each consisted of 52 weeks while fiscal 2006 consisted of a 53 week year. We have one reportable segment.

Following is an explanation of certain items in our consolidated statements of earnings:

Revenues consist primarily of company-operated and joint venture restaurant sales and, to a lesser extent, commissary sales and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Commissary sales represent sales to outside parties consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers, wholesale clubs and franchisees. Franchise revenue consists of development fees and royalties on sales by franchised units. Our development fees for franchisees in which we do not have an ownership interest are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood which accounted for approximately 27 percent, 10 percent and 10 percent, respectively, of our overall cost of food and beverage in 2007. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

General and Administrative Expenses include the costs of restaurant support center administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, share-based compensation, benefits, and related expenses, data processing, legal and accounting expenses, changes in the liabilities associated with our non-qualified deferred compensation plan, and office expenses account for the major expenses in this category. This category also includes all recruiting, relocation and most severance-related expenses. Severance costs associated with the supply chain restructuring are included in the “Impairment, Disposal and Restructuring Charges, net” line.

Depreciation and Amortization, Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter. It also includes accelerated depreciation charges taken on assets to be disposed of during our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ re-branding activities.

Impairment, Disposal and Restructuring Charges, net includes the various costs associated with restructuring our supply chain, asset impairments, asset disposals and gains and losses incurred upon the sale of assets. The charges for our supply chain changes consist primarily of asset impairments and disposals and to a lesser extent severance and retention, legal, consulting and other costs. Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Impairment charges for assets that are held for sale represents the difference between their current book value and the estimated net sales proceeds. Disposal charges include the costs incurred to prepare the asset or assets for sale including repair and maintenance; clean up costs; broker commissions; and independent appraisals. Gains and/or losses associated with the sale of assets are also included in this category.

We evaluate restaurant closures for potential disclosure as discontinued operations based on an assessment of quantitative and qualitative factors, including the nature of the closure, potential for revenue migration to other company-operated and franchised restaurants, planned market development in the area of the closed restaurant and the significance of the impact on the related consolidated financial statement line items.

Pre-opening Costs represent costs associated with our store opening teams, as well as other costs associated with opening a new restaurant. These costs are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant development and openings. Pre-opening costs also include training, supply, and other incremental costs necessary to prepare for the re-opening of an existing restaurant as part of ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ re-brandings.

Interest Expense, net represents the sum of the following: interest on our revolving credit facility; interest on our 9 percent Senior Subordinated Notes due 2013 (the Notes); including the impact of the interest rate swaps on the $100.0 million notional amount of the Notes; amortization of prepaid interest and finance charges; changes in the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; and interest income from our investments in overnight repurchase agreements.

Income Tax (Benefit) Expense represents the provision for income taxes, as well as the impact of permanent tax differences on our income tax provision.

Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects our operating results for fiscal years 2007, 2006, and 2005 as a percentage of total revenues unless otherwise indicated. Fiscal years 2007 and 2005 were comprised of 52 weeks while fiscal year 2006 was comprised of 53 weeks.

	2007	2006	2005

Revenues:
Restaurant sales	99.2%	98.9%	99.1%
Commissary sales	0.8	1.1	0.9
Franchise and other revenue	0.0	0.0	0.0
	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.3%	29.8%	30.1%
Payroll and benefits	34.2	33.6	34.6
Restaurant operating costs	19.1	19.0	18.7
Cost of restaurant sales (2)	82.5	82.4	83.4

Cost of commissary sales (3)	0.8	0.9	0.8
Advertising and marketing expenses	3.3	2.8	2.7
General and administrative expenses	5.0	5.3	4.6
Depreciation and amortization, property and equipment	5.2	4.7	4.7
Impairment, disposal, and restructuring charges, net	1.7	0.2	0.8
Pre-opening costs	0.3	0.5	0.7
Income from Operations	1.8	4.1	3.1
Other Expense (Income):
Interest expense, net	1.3	1.5	1.5
Earnings Before Income Taxes	0.5	2.6	1.5
Income Tax (Benefit) Expense	(0.2)	0.7	0.2
Net Earnings	0.7%	1.9%	1.3%

(1)	Shown as a percentage of restaurant sales.

(2)	Exclusive of depreciation and amortization shown separately.

(3)	Cost of commissary sales as a percentage of commissary sales was 98.8 percent, 87.6 percent, and 90.8 percent for fiscal years 2007, 2006, and 2005, respectively.

The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects the margin performance of each of our concepts for fiscal years 2007, 2006, and 2005 as a percentage of restaurant sales for each respective concept. Fiscal years 2007 and 2005 were comprised of 52 weeks while fiscal year 2006 was comprised of 53 weeks.

	2007	2006	2005
	($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales:	$ 618.2	$ 633.4	$ 614.2

Cost and expenses (2)
Cost of food and beverage	29.1%	29.8%	30.0%
Payroll and benefits	34.0%	33.3%	34.9%
Restaurant operating costs (3)	18.7%	18.7%	18.6%
Costs of restaurant sales (4)	81.8%	81.8%	83.5%

Ninety Nine Concept:
Restaurant Sales:	$ 311.3	$ 311.9	$ 282.2

Cost and expenses (2)
Cost of food and beverage	28.7%	29.0%	29.6%
Payroll and benefits	35.4%	35.0%	34.8%
Restaurant operating costs (3)	20.1%	19.7%	19.0%
Costs of restaurant sales (4)	84.2%	83.7%	83.4%

Stoney River Concept:
Restaurant Sales:	$ 40.0	$ 33.5	$ 24.9

Cost and expenses (2)
Cost of food and beverage	37.5%	38.6%	38.4%
Payroll and benefits	27.4%	26.8%	24.6%
Restaurant operating costs (3)	17.0%	18.4%	18.6%
Costs of restaurant sales (4)	81.9%	83.8%	81.6%

(1) Includes results from O’Charley’s joint venture operations of approximately $8.9 million, $7.1 million and $3.0 million for fiscal years ended 2007, 2006 and 2005, respectively, but excludes revenue from franchised restaurants.

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

The following tables set forth certain unaudited financial and other restaurant data relating to company-owned restaurants, unless otherwise specified:

	2007	2006	2005
Number of Restaurants:
O’Charley’s Restaurants: (1)
In operation, beginning of year	227	225	221
Restaurants opened	5	3	13
Restaurants closed	(3)	(1)	(9)
In operation, end of year	229	227	225
Ninety Nine Restaurants:
In operation, beginning of year	114	109	99
Restaurants opened	2	5	10
Restaurants closed	(1)	—	—
In operation, end of year	115	114	109
Stoney River Restaurants:
In operation, beginning of year	10	7	6
Restaurants opened	—	3	1
In operation, end of year	10	10	7
Franchise / Joint Venture Restaurants (O’Charley’s):
In operation, beginning of year	10	6	2
Restaurants opened	3	4	4
Restaurants closed	(2)	—	—
In operation, end of year	11	10	6
Average Weekly Sales per Store:
O’Charley’s	$ 51,144	$ 52,362	$ 52,254
Ninety Nine	52,629	52,722	52,619
Stoney River	76,883	78,008	77,283
Increase (Decrease) in Same Store Sales (2):
O’Charley’s	(2.3)%	(0.8)%	0.0%
Ninety Nine	0.9%	0.7%	0.7%
Stoney River	(1.3)%	4.0%	3.7%
Increase (Decrease) in Same Store Guest Visits (2):
O’Charley’s	(6.8)%	(5.0)%	0.1%
Ninety Nine	(2.9)%	(2.2)%	1.4%
Stoney River	(8.0)%	(0.3)%	1.1%
Increase (Decrease) in Same Store Average Check per Guest (2):
O’Charley’s	4.8%	4.4%	0.0%
Ninety Nine	3.9%	3.0%	(0.8)%
Stoney River	7.2%	4.4%	2.6%
Average Check per Guest (3):
O’Charley’s	$ 12.65	$ 12.04	$ 11.52
Ninety Nine	14.64	14.08	13.69
Stoney River	44.62	41.72	40.56

(1)	O’Charley’s Restaurants refers to O’Charley’s company-operated restaurants only.

(2)

When computing same store sales, guest visits and average check per guest, restaurants open for at least 78 weeks are compared from period to period for Company-operated restaurants. The calculation of change in the same store sales, guest visits and average check per guest for 2005 excludes the prior year sales and guest visits for O’Charley’s restaurants closed during or after Hurricane Katrina for the days they were closed.

(3)	The average check per guest is computed using all restaurants open at the end of the year.

Fiscal Year 2007 Compared with Fiscal Year 2006

Overview

The comparison between our financial results in 2007 and our financial results in 2006 was impacted by a number of charges incurred as part of our turnaround and transformation efforts. Impairment, severance, and transition charges relating to the sale of the commissary and other supply chain changes reduced our income from operations in 2007 by $10.2 million. Severance, recruiting and relocation charges relating to our organization changes reduced income from operations in 2007 by $2.6 million, and reduced income from operations in 2006 by $2.0 million. We also continued to incur a number of charges relating to our re-branding initiatives, including initial expenses for advertising and preopening, accelerated depreciation for the assets removed from the restaurant, and ongoing depreciation charges for the new investments. These charges and expenses reduced our income from operations by $5.3 million during 2007 and by $1.2 million during 2006.

The comparison between our financial results in 2007 and our financial results in 2006 was also impacted by restaurant impairment charges in both years, and by the impact of the 53rd week in 2006. During 2007 we recorded impairment charges for one restaurant that we closed and for five restaurants that have remained open. These asset impairment charges, net of gains on related asset sales, reduced income from operations in 2007 by $6.3 million. In comparison, restaurant impairment charges net of gains reduced income from operations in 2006 by $2.1 million. We estimate that the 53rd week of 2006 contributed revenue of $21.2 million, and income from operations of $4.4 million.

Revenues

As 2007 progressed, the U.S. economy experienced a slow down in consumer spending, as consumers increasingly reacted to declining home prices, increased prices for energy and food, and turbulence in the credit markets. These trends had a negative impact on our sales and guest counts in 2007. During 2007, total revenues decreased $11.7 million, or 1.2 percent, to $977.8 million from $989.5 million in 2006. In 2007, we increased average check at all of our concepts, partially offset by a decrease in guest visits at all of our concepts. The increase in average check and decrease in guest counts was attributable to the partial phase out of the Kids-Eat-Free program at our O’Charley’s concept, the reduction of promotional coupons and a more analytical approach to menu pricing at all of our concepts in 2007. We had a net addition of three company-owned restaurants in 2007.

O’Charley’s company-operated restaurant sales decreased $17.1 million, or 2.7 percent, to $609.2 million during 2007, as compared to $626.3 million in 2006, primarily as a result of a 53rd week in 2006, as compared to a 52 week year in 2007. During 2007, same store sales for O’Charley’s company-operated restaurants declined 2.3 percent, which was comprised of a decrease in guest counts of 6.8 percent partially offset by an increase in average check of 4.8 percent. During 2007, we added five new company-operated O’Charley’s restaurants and closed three company-operated O’Charley’s restaurants.

Ninety Nine restaurant sales decreased $0.6 million, to $311.3 million during 2007, as compared to $311.9 million in 2006. The year-over-year sales decrease was primarily related to a 53rd week in 2006, as compared to 52 weeks in 2007. This was offset by a same store sales increase of 0.9 percent and the addition of one new restaurant during 2007. The same store sales increase in 2007 was comprised of a 3.9 percent increase in average check per guest partially offset by a decrease in guest counts of 2.9 percent.

Stoney River restaurant sales increased $6.5 million, or 19.4 percent, to $40.0 million during 2007, as compared to $33.5 million in 2006. This increase in revenue reflects business from three restaurants that were opened during 2006 and operated for the entire year of 2007, as compared to only a partial year in 2006. During 2007, Stoney River experienced a same store sales decrease of 1.3 percent which was comprised of a decrease in guest counts of 8.0 percent partially offset by an increase in average check of 7.2 percent.

Cost of Food and Beverage

During 2007, our cost of food and beverage was $284.1 million, or 29.3 percent of restaurant sales, compared with $291.8 million, or 29.8 percent of restaurant sales, in 2006. This 50 basis point improvement in food and beverage cost as a percentage of sales in 2007 reflects the impact of our higher average check for all of our concepts which is primarily due to higher margins on our limited time offers, a more analytical approach to menu pricing and the continued reduction of our Kids-Eat-Free program at our O’Charley’s concept, partially offset by higher costs on most food commodities.

Payroll and Benefits

During 2007, payroll and benefits were $331.1 million, or 34.2 percent of restaurant sales, compared to $328.8 million, or 33.6 percent of restaurant sales in 2006. The increase in payroll and benefit costs as a percentage of restaurant sales was due to higher minimum wage rates, the de-leveraging impact of the reductions in guest counts and higher employee benefit costs.

Restaurant Operating Costs

During 2007, restaurant operating costs were $184.8 million, or 19.1 percent of restaurant sales, compared to $185.9 million, or 19.0 percent of restaurant sales in 2006. This 10 basis point increase, as a percentage of restaurant sales, is primarily the result of an increase in repair and maintenance costs, general liability costs and higher occupancy costs.

Advertising and Marketing Expenses

During 2007, advertising and marketing expenditures increased 16.5 percent to $32.5 million from $27.9 million in 2006 and, as a percentage of total revenues, increased to 3.3 percent from 2.8 percent in 2006. The 50 basis point increase, as a percentage of sales, is primarily attributable to our decision to increase spending in this area beginning in the second quarter of 2007 and for the remainder of 2007 at the O’Charley’s concept in response to current conditions in the restaurant industry and discounting by certain of our competitors.

General and Administrative Expenses

General and administrative expenses decreased 5.6 percent to $49.3 million in 2007 from $52.2 million in 2006, and as a percentage of total revenues, decreased to 5.0 percent from 5.3 percent in the prior-year. This 30 basis point decrease in general and administrative expenses is primarily the result of decreased bonus compensation expense as no bonuses were accrued for, or paid to, the executive officers as our 2007 earnings per diluted share were below the bonus threshold level. This decrease was offset by higher costs associated with our share-based compensation plans and professional fees.

Depreciation and Amortization

During 2007, depreciation and amortization expense was $50.9 million or 5.2 percent of total revenues, as compared to $46.6 million, or 4.7 percent, in 2006. The increase in deprecation and amortization is primarily attributable to our capital expenditures over the past two years and for charges taken for accelerated depreciation associated with our re-brandings initiative.

Impairment, disposal and restructuring charges, net

During 2007 we recorded charges of $16.5 million for impairment, disposal and restructuring charges, net which consisted of approximately $10.2 million in connection with changes in our supply chain which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment; charges taken for employee severance and retention; and to a lesser extent, legal and transition costs. We also recorded impairment and disposal costs of $6.3 million relating to restaurant re-brandings, restaurant impairments and other asset retirements during 2007. Included in the $6.3 million charge are the impairments related to three underperforming O’Charley’s restaurants one of which was closed and the impairment of one Stoney River restaurant and two Ninety Nine restaurants that will remain open. Our results of operations for 2006 include net charges of $2.1 million for impairment, disposals and restructuring charges. This amount includes an asset impairment charge of approximately $1.6 million related to three planned O’Charley’s restaurant closures, $1.9 million relating to one O’Charley’s restaurant and two Ninety Nine restaurants that are impaired but will remain open, and $1.0 million relating to the impairment of purchased software and assets related to the Company’s re-branding efforts. The $4.5 million charge in 2006 was offset by a net gain of $2.4 million on assets held for sale and other assets that were sold.

Pre-opening Costs

During 2007, our pre-opening costs decreased approximately $1.5 million to $3.1 million, or 0.3 percent of total revenues, compared with $4.6 million, or 0.5 percent of total revenues, in 2006. The decrease is due to the reduction in company-owned restaurant openings in 2007, as compared to 2006.

Interest Expense, net

Our net interest costs were $12.3 million in 2007 as compared to $14.4 million in 2006. This change from the prior year is primarily the result of higher earnings on our cash and cash equivalents, as we earned higher rates of return on our overnight repurchase agreements of approximately 300 basis points.

Income Taxes

During 2007, our income tax expense decreased $8.9 million to a $1.7 million tax benefit, compared with $7.2 million of tax expense in the prior year. Our effective tax rate was a negative 31.3 percent in 2007 compared to 27.6 percent in 2006. This decrease was the result of reduced levels of pretax profit in 2007 along with the value of our tax credits for the FICA tip credit and the work opportunities tax credit that were higher than our tax liability at the statutory rate.

Fiscal Year 2006 Compared with Fiscal Year 2005

Revenues

During 2006, total revenues increased $59.3 million, or 6.4 percent, to $989.5 million from $930.2 million in 2005. In 2006, we increased average check at all of our concepts, partially offset by a decrease in guest visits at all of our concepts. The increase in average check and decrease in guest counts was primarily attributable to the partial phase out of the Kids-Eat-Free program at our O’Charley’s concept, the reduction of promotional coupons and a more analytical approach to menu pricing at all of our concepts in 2006. In 2006, we had 53 weeks as compared to 52 weeks in fiscal 2005 and the estimated revenue increase associated with the 53rd week was $21.2 million. We also had a net addition of ten company-owned restaurants in 2006.

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

Stoney River restaurant sales increased $8.6 million, or 34.5 percent, to $33.5 million during 2006 as compared to $24.9 million in 2005, as a result of same restaurant sales increases of 4.0 percent and the addition of three restaurants. The same restaurant sales increase was comprised of a 4.4 increase in average check partially offset by a decrease in guest visits of 0.3 percent.

Cost of Food and Beverage

During 2006, our cost of food and beverage was $291.8 million, or 29.8 percent of restaurant sales, compared with $277.4 million, or 30.1 percent of restaurant sales, in 2005. This 30 basis point improvement in food and beverage cost as a percentage of sales in the year reflects the impact of higher average checks and lower costs for poultry, cheese and cooking oils and by a further narrowing of the gap between our theoretical and actual food costs at the O’Charley’s concept, partially offset by higher costs for beef and seafood, and higher fuel-related distribution costs.

Payroll and Benefits

During 2006, payroll and benefits were $328.8 million, or 33.6 percent of restaurant sales, compared to $318.5 million, or 34.6 percent of restaurant sales, in 2005 reflecting an improvement of 100 basis points. Payroll and benefits costs as a percentage of restaurant sales were lower at the O’Charley’s concept when compared to the prior year. Reductions in employee benefits expense, management salaries, and restaurant-level bonus expense were partially offset by higher hourly wage expenses and share-based compensation. The reduction in management salaries reflects reductions in the average number of managers per restaurant in the O’Charley’s concept, while the reduction in bonus expense reflects the impact of our new performance focused bonus plans. The cost of our employee benefit plans was lower as a percentage of restaurant sales in 2006 than in 2005, reflecting reductions negotiated with certain health care plans earlier in 2006, and the implementation of our new benefit plans on September 1, 2006.

Restaurant Operating Costs

During 2006, restaurant operating costs were $185.9 million, or 19.0 percent of restaurant sales, compared to $172.4 million, or 18.7 percent of restaurant sales, in 2005. This 30 basis point increase is primarily the result of an increase in utility costs, and an increase in repair and maintenance.

Advertising and Marketing Expenses

During 2006, advertising and marketing expenditures increased 9.4 percent to $27.9 million from $25.5 million in 2005 and, as a percentage of total revenues, increased to 2.8 percent from 2.7 percent. The ten basis point increase as a percentage of sales is primarily attributable to additional advertising and marketing expenditures to support our limited time menu offerings.

General and Administrative Expenses

General and administrative expenses increased 22.0 percent to $52.2 million in 2006 from $42.8 million in 2005, and as a percentage of total revenues, increased to 5.3 percent from 4.6 percent. This 70 basis point increase in general and administrative expenses is primarily the result of severance, recruiting and relocation expenses related to our recent management changes, an increase in incentive compensation expense, an increase in share-based compensation expense and an increase in legal expenses, partially offset by decreases in other areas. The increase in legal expense is primarily attributable to previously disclosed legal proceedings. The increase in share-based compensation expense is primarily attributable to restricted share expense and also includes the expensing of stock options and the employee stock purchase plan discount as a result of the adoption of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment”.

Depreciation and Amortization

During 2006, depreciation and amortization expense was $46.6 million as compared to $43.8 million in 2005 and was flat as a percentage of total revenues at 4.7 percent. The increase in deprecation and amortization is primarily attributable to the Company’s capital expenditures in 2006 and 2005.

Impairment, disposal and restructuring charges, net

Our results of operations for the year ended December 31, 2006 include net charges of $2.1 million for asset impairment and disposals. This amount includes an asset impairment charge of approximately $1.6 million related to the three planned O’Charley’s restaurant closures, $1.9 million relating to one O’Charley’s restaurant and two Ninety Nine restaurants that are impaired but will remain open, and $1.0 million relating to the impairment of purchased software and assets related to the Company’s re-branding efforts. The $4.5 million charge in 2006 was offset by a net gain of $2.4 million on assets held for sale and other assets that were sold or settled. In 2005, our results included impairment and disposal charges of $7.3 million related to six restaurant closures, a corporate aircraft, two restaurants that remained open and other non-operating assets.

Pre-opening Costs

During 2006, our pre-opening costs decreased approximately $1.7 million to $4.6 million, or 0.5 percent of total revenues, compared with $6.3 million, or 0.7 percent of total revenues, in 2005. The 27.0 percent decrease is due to 11 company-owned restaurant openings in 2006 as compared to 24 company-owned restaurant openings in 2005.

Interest Expense, net

Our net interest costs were $14.4 million in 2006 as compared to $14.4 million in 2005. Interest expense during 2006 reflects $125.0 million of senior subordinated notes at a fixed rate of 9.0 percent; approximately $7.0 million weighted average debt outstanding on our $125.0 million revolving credit facility; and other debt including capitalized lease obligations and prepaid financing costs. Approximately $100.0 million of the 9.0 percent senior subordinated notes have been effectively converted through interest rate swap agreements into a variable interest rate obligation based on the six-month LIBOR rate in arrears plus 3.9 percent. On October 18, 2006, we entered into a five-year $125 million secured revolving credit facility, which amended and restated our $125 million secured revolving credit facility that was scheduled to mature on November 4, 2007.

Income Taxes

During 2006, our income tax expense increased $5.2 million to $7.2 million, or 0.7 percent of total revenues, compared with $2.0 million, or 0.2 percent of total revenues, in 2005. Our effective tax rate was 27.6 percent in 2006 compared to 14.3 percent in 2005. This increase was primarily attributable to higher 2006 pretax earnings.

Outlook

We expect to report net earnings per diluted share of between $0.30 and $0.40 for the fiscal year ending December 28, 2008. Projected results for 2008 include anticipated charges of between $0.45 and $0.50 per diluted share related to the re-branding of approximately 110 restaurants, and the roll-out of kitchen display systems to more than 200 restaurants. Given current economic conditions, our guidance anticipates flat or declining same store sales for the year. For fiscal 2008, we have locked in our pricing for over 90 percent of our estimated requirements for beef and poultry, approximately 75 percent of our requirements for pork, and almost half of our requirements for seafood. Using a constant product mix, our locked in pricing for 2008 is between zero and one percent higher for beef, between eight and nine percent higher for poultry, between three and four percent higher for pork, and between four and five percent lower for seafood than the average prices paid for similar products during 2007. In 2008, we expect to open between three and five new O’Charley’s company-operated restaurants, between two and four new Ninety Nine restaurants, and one or two new Stoney River restaurants. We expect to spend between $65 million and $75 million for capital investments during 2008. Our guidance for 2008 does not reflect any impact for share repurchases, organizational or other changes relating to our transition efforts, or any proxy-related charges or expenses.

Liquidity and Capital Resources

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development and re-branding efforts. We do not believe this indicates a lack of liquidity. To the extent operations generate cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. As previously announced, we have slowed our restaurant development in order to focus on improving the performance of our existing restaurants. We opened five Company-owned O’Charley’s restaurants and two Ninety Nine restaurants but no Stoney River restaurants during 2007. As part of our focus on improving the performance of our existing restaurants, we completed 18 O’Charley’s restaurants re-brandings and 31 Ninety Nine restaurant re-brandings during 2007 and since inception have completed 29 O’Charley’s restaurant re-brandings and 42 Ninety Nine restaurant re-brandings as of December 30, 2007.

On October 18, 2006, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement amended and restated our existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement as amended, provides for a five-year, $125.0 million revolving credit facility and permits us to request an increase in the principal amount of the facility of up to $25.0 million. At December 30, 2007, we had no amounts outstanding on the revolving credit facility, except for approximately $12.1 million in letters of credit which reduce our available borrowings under the Credit Agreement.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires us to comply with certain financial covenants, including an adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio. We were in compliance with such covenants at December 30, 2007.

The interest rates per annum applicable to loans outstanding under the Credit Agreement are, at our option, equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.0 percent to 0.5 percent in the case of base rate loans and 0.75 percent to 1.25 percent in the case of LIBOR rate loans), depending on our senior secured leverage ratio. At December 30, 2007, our margin applicable to LIBOR loans was 0.75 percent. In addition to the interest payments required under the Credit Agreement, we are required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25 percent to 0.375 percent per annum, depending on our senior secured leverage ratio.

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

As discussed above, our net interest expense was substantially lower in 2007, as compared to 2006 primarily due to the increase in interest income which resulted from our negotiation of an increase in the rates that we were receiving on our overnight repurchase agreements with our bank combined with lower borrowings on our revolving credit facility.

On May 18, 2007, we announced the authorization by our board of directors to increase to $50.0 million our share repurchase authorization. During 2007 the Company repurchased approximately 1.9 million shares of common stock for approximately $30.0 million. Subsequent to December 30, 2007, we announced that our Board of Directors approved a $20 million increase in our share repurchase authorization. With the increased authorization, we can repurchase an additional $40 million of our common stock. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. O’Charley’s Inc. may repurchase shares from time to time on the open market under a Rule 10b5-1 plan or in private transactions, including structured transactions. The share repurchase program may be modified or discontinued at any time.

We announced a quarterly dividend of $0.06 per share during the second, third and fourth quarters of 2007. During the 52 weeks ended December 30, 2007, we have paid approximately $4.2 million in dividends.

In 2007, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our restaurant support center. We did not finance any capital expenditures during 2007 or 2006. Capital expenditures for 2007 and 2006 were as follows:

	December 30,	December 31,
	2007	2006
	(in thousands)
New restaurant capital expenditures	$18,542	$31,353
Re-branding capital expenditures	17,638	8,199
Other capital expenditures	15,818	14,064
Total capital expenditures	$51,998	$53,616

The following tables set forth our capital structure and certain financial ratios and financial data at and for the fiscal years ended December 30, 2007 and December 31, 2006. The presentation of long-term debt throughout the tables that follow represents long-term debt after giving effect to the fair value of the interest rate swap we are using to hedge the variability of the fair value of $100.0 million of the 9% senior notes due 2013.

	December 30,		December 31,
	2007		2006
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$—	0.0%	$—	0.0%
Secured mortgage note payable	76	0.0	102	0.0
GE Capital Financing arrangement	1,149	0.2	1,197	0.2
Note payable to Stoney River managing partners	418	0.1	393	0.0
Capitalized lease obligations	17,402	3.4	27,665	5.2
Total senior debt	19,045	3.7	29,357	5.4
Fair value adjustments on hedged debt	1,190	0.2	—	0.0
Senior subordinated notes	125,000	24.5	125,000	23.4
Total debt(1)(2)	145,235	28.4	154,357	28.8
Shareholders’ equity	365,526	71.6	380,826	71.2
Total capitalization	$510,761	100.0%	$535,183	100.0%
Adjusted total debt(1)(3)	$411,363		$419,109
Adjusted total capitalization(1)(3)	$776,889		$799,935
EBITDA(1)(4)	$68,719		$87,105

	As of and for the year ended
	December 30,		December 31,
	2007		2006
	($ in thousands)
EBITDA(1)(4)	$68,719		$87,105
Ratio of total debt to EBITDA	2.1	x	1.8	x
Ratio of EBITDA to interest expense, net	5.6	x	6.0	x
Ratio of total debt to total capitalization	28%		29%
Ratio of adjusted total debt to adjusted total capitalization	53%		52%

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

(2)

Total debt represents the long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations as reflected in our consolidated balance sheets:

	Fiscal Years
	2007	2006
	(in thousands)
Current portion of long-term debt and capitalized lease obligations	$ 8,597	$ 9,812
Add:
Fair value adjustments on hedged debt	1,190	—
Long-term debt, excluding current portion	126,464	126,540
Capitalized lease obligations, excluding current portion	8,984	18,005
Total debt	$ 145,235	$ 154,357

(3)

Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 and 53 weeks ended December 30, 2007 and December 31, 2006, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 and 53 weeks ended December 30, 2007 and December 31, 2006, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations in each case including current portion and shareholders’ equity as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	Fiscal Years
	2007	2006
	(in thousands)
Current portion of long-term debt and capitalized leases	$8,597	$9,812
Add:
Fair value adjustments on hedged debt	1,190	—
Long-term debt, excluding current portion	126,464	126,540
Capitalized lease obligations, less current portion	8,984	18,005
Total debt	145,235	154,357
Add eight times rent expense	266,128	264,752
Adjusted total debt	411,363	419,109
Add:
Shareholders’ equity	365,526	380,826
Adjusted total capitalization	$776,889	$799,935

(4)

EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, as defined in our credit agreement. The following tables reconcile EBITDA, as described above, to net earnings, and to cash flows provided by operating activities as reflected in our consolidated statements of operations and cash flows:

	Fiscal Years
	_2007_	_2006_
	(in thousands)
Net earnings	$7,232	$18,890
Add:
Income tax (benefit) expense	(1,724)	7,200
Interest expense, net	12,329	14,401
Depreciation and amortization	50,882	46,614
EBITDA	$68,719	$87,105

	Fiscal Years
	2007	2006
	(in thousands)
Cash flows provided by operating activities	$ 64,913	$ 83,227
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Deferred income taxes	7,760	7,495
Expense related to share-based compensation	(4,036)	(2,655)
Amortization of deferred gain on sale-leasebacks	1,056	1,077
Impairment, disposal and restructuring charges and loss on sale of assets	(14,181)	(2,673)
Changes in operating assets and liabilities	7,375	(17,425)
Changes in long-term assets and liabilities	(3,903)	(2,200)
Income tax (benefit) expense	(1,724)	7,200
Interest expense	11,459	13,059
EBITDA	$ 68,719	$ 87,105

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

Contractual Obligations and Commercial Commitments

The following tables set forth our contractual obligations and commercial commitments at December 30, 2007.

		Payments Due by Period
		Less			More
		than			than
	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
Contractual Obligation	(in thousands)
Long-term debt(1)	$126,643	$179	$363	$260	$125,841
Capitalized lease obligations(2)	18,505	9,098	7,558	1,849	—
Operating leases	417,623	32,102	63,056	61,374	261,091
Unconditional purchase obligations(3)	380,742	156,537	162,819	44,559	16,827
Total contractual obligations	$943,513	$197,916	$233,796	$108,042	$403,759

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Committed	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Years
	(in thousands)
Line of credit(4)	$ 125,000	—	—	$ 125,000	—
FIN 48 tax liability	8,688	1,510	4,722	2,456	—

____________

(1)	The presentation of long-term debt shown above represents long-term debt after giving effect to the fair value of the interest rate swap we are using to hedge the variability of the fair value of $100.0 million of the 9% senior notes due 2013.

(2)	Capitalized lease obligations include the $1.1 million interest component.

(3)

These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, we use the existing market prices at December 30, 2007 to determine the amount of the obligation. Of the total unconditional purchase obligations shown, $380.7 million is based on variable pricing that is adjusted annually.

(4)

This pertains to our revolving credit facility. At December 30, 2007, we had no amounts outstanding on this revolving credit facility. We have approximately $12.1 million of outstanding letters of credit as of December 30, 2007, which reduces the capacity of the revolving credit facility but is not funded debt. As of December 30, 2007, we have approximately $112.9 million remaining borrowing capacity under our revolving credit facility. As noted in footnote nine in the notes to our audited consolidated financial statements, this credit facility was amended and restated on October 18, 2006, with a maturity date of October 18, 2011.

Joint Ventures and Franchise Arrangements

In connection with our franchising initiative, we have entered into joint venture arrangements to develop and operate O’Charley’s restaurants. For any franchisee or joint venture partner in which we have an ownership interest, we may make loans to the joint venture entity and/or guarantee certain of its debt and obligations. While we continue to work towards increasing our number of franchised restaurants, as of December 30, 2007, we do not intend to do so pursuant to joint venture agreements.

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

In order to assist our first joint venture (JFC Enterprises, LLC) to open its restaurants, we decided to make additional loans to the joint venture, and as of December 30, 2007, we had advanced a total of approximately $9.1 million to the joint venture. In addition, the joint venture has been given access to a $1.2 million loan through GE Capital Franchise Finance Corporation, which we guarantee. These loans funded most of the investment in the building and equipment, and the start-up and operating losses incurred in the joint venture’s restaurants. Although we are not obligated to do so, we are likely to fund future operating losses.

In similar fashion to our first joint venture, in order to assist our second joint venture (WI-Tenn Restaurants, LLC) to open its restaurants, we decided to make additional loans to the joint venture, and as of December 30, 2007, we had advanced a total of approximately $3.9 million to the joint venture. This loan funded most of the investment in the building and equipment, and the start-up and operating losses incurred in the joint venture’s restaurants. We are currently in a dispute with our joint venture partner in WI-Tenn Restaurants, LLC. See “Item 3. Legal Proceedings.”

Under FIN 46(R), both joint ventures are variable interest entities, as we do not anticipate them having sufficient equity to fund their operations. Since we have borne a disproportionate share of the financial risk associated with the joint ventures, we are deemed to be the primary beneficiary of the joint ventures, and in accordance with FIN 46(R), we consolidate the joint ventures in our consolidated financial statements.

On December 30, 2003, we entered into a multi-unit franchise agreement with Meritage Hospitality Group, Inc. (“Meritage”), which currently operates four O’Charley’s restaurants in Michigan. The agreement specifies that Meritage will develop a total of 15 new O’Charley’s restaurants.

The franchising arrangement required us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee were $50,000 each for the first two restaurants and $25,000 each for the remaining 13 restaurants. The agreements also require the franchisee to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $212,500 as development fees at the closing of the agreement, which represents half of the fees associated with the 15 restaurants agreed upon. The franchisee is required to pay the other half of the development fee to us as each new restaurant opens. We did not recognize any development fee income in 2007. Additionally, pursuant to a settlement agreement that we reached with Meritage in 2007 related to a lawsuit which Meritage has dismissed, we agreed to provide certain financial and other accommodations to Meritage, including the tolling of Meritage’s development obligations, as well as temporary royalty fee relief.

In 2006 and 2005 we recognized $25,000 and $100,000, respectively, in development fees related to the opening of franchised restaurants. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

On March 28, 2005, we entered into a development agreement with Four Star Restaurant Group, LLC and Michael R. Johnson. Under the terms of the agreement, Four Star Restaurant Group, LLC has the right to develop and operate up to ten new O’Charley’s restaurants over the next six years in certain markets in Iowa, Nebraska, and parts of Topeka, Kansas and Eastern South Dakota.

The franchising arrangement requires us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining eight restaurants. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $100,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the ten restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to us as each new restaurant opens. The development fees paid have been deferred and will be recognized in income as each restaurant opens. During 2007, this franchisee opened one restaurant in Des Moines, Iowa and we recognized development fees of $50,000 in income.

On May 18, 2005, we entered into a development agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants by November 2013. As of December 30, 2007, the O’Candall Group, Inc operates two O’Charley’s restaurants. The initial development plans are expected to focus on the Tampa, Florida, Orlando, Florida, Western Pennsylvania and Northern Ohio markets.

The franchising arrangement requires us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the initial restaurants and $25,000 each for the remaining restaurants in each of its four granted areas. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $500,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to us as each new restaurant opens. The Company recognized in income $50,000 in development fees for fiscal 2007 and fiscal 2006 related to the opening of a franchised restaurant in each of those fiscal years. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

On February 1, 2007, we entered into an Operating Agreement with Delaware North Companies Travel Hospitality Services (“DNC”). Under the terms of the agreement, DNC and/or certain of its affiliates developed and operate one new O’Charley’s Restaurant in the Nashville International Airport located in Nashville Tennessee.

The Operating Agreement requires us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The fees for the franchisee were $30,000 for the restaurant. The franchisee is also required to pay a franchise fee that is based on a percentage of sales. The Company recognized $30,000 in development fees in fiscal 2007 related to the opening of the franchised restaurant.

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

Our critical accounting policies are as follows:

•	Lease accounting

•	Share-based compensation

•	Property and equipment

•	Goodwill and trademarks

•	Impairment of long-lived assets

•	Income taxes

Lease Accounting

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain accounting principles relating to three aspects of lease accounting: the period of time used for the amortization of leasehold improvements; the recognition of rent expense when the lease term in an operating lease contains a period of free or reduced rents commonly referred to as a “rent holiday”; and accounting for landlord improvement incentives to tenants. In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FASB concludes in this FSP that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed.

Our policy for lease accounting involves recognizing rent on a straight-line basis from the time we are committed to a leased property, which is when all contingencies associated with the delivery of the property by the landlord are taken care of, to the end of the lease term, generally inclusive of one renewal period. The term, for purposes of straight-line rent calculations and the useful life over which leasehold improvements are depreciated, is the shorter of the estimated useful life of the leased property or the base lease term, inclusive of one renewal period. We also recognize tenant allowances as a deferred rent liability and amortize them over the lease term, inclusive of one renewal period.

Share-Based Compensation

Effective December 26, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments including stock options. We did not record stock option expense prior to the adoption of SFAS No. 123R, because the intrinsic value of our grants was zero on the respective grant dates. However, prior to the adoption of SFAS No. 123R we presented a proforma disclosure of stock option expense using grant date fair value measurements. We did, however, record the expense of restricted (non-vested) awards prior to the adoption of SFAS No. 123R.  We have adopted the provisions of SFAS 123R using the modified prospective method.  As a result, share-based compensation for fiscal 2007 and 2006 includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted prior to, but not vested as of December 25, 2005, as well as compensation cost for new share-based awards granted during 2007 and 2006.

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on their grant dates. Under the Black-Scholes-Merton option-pricing model we estimated volatility using only historical share price performance over the expected life of the option. Results of prior periods do not reflect any restated amounts upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for restricted awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. In addition, SFAS No. 123R also requires that compensation expense be recognized for only the portion of options and restricted awards that are expected to vest. Therefore, an estimated forfeiture rate derived from historical employee terminations is applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award was in-substance, multiple awards. In addition, upon the adoption of SFAS No. 123R we began expensing the discount associated with our employee stock purchase plan based on the actual discount received.

Property and Equipment

The Company had $435.8 million of property and equipment, net of accumulated depreciation, at December 30, 2007. As discussed in Note 1 to the consolidated financial statements, our property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives: building and improvements-30 years; furniture, fixtures and equipment-3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capital leases is amortized to its expected value at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred.

Inherent in the policies regarding property and equipment are certain significant management judgments and estimates, including useful life, residual value to which the asset is depreciated, the expected value at the end of the lease term for equipment under capital leases, and the determination as to what constitutes enhancing the value of or increasing the life of assets. These significant estimates and judgments, coupled with the fact that the ultimate useful life and economic value at the end of a lease are typically not known until after the passage of time, through proper maintenance of the asset, or through continued development and maintenance of a given market in which a restaurant operates can, under certain circumstances, produce distorted or inaccurate depreciation and amortization or, in some cases result in a write down of the value of the assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). See Critical Accounting Policy “Impairment of Long-Lived Assets” below.

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

At December 30, 2007, we had $93.5 million in goodwill and $25.9 million in indefinite life intangible assets shown on our consolidated balance sheets related primarily to the acquisition of Ninety Nine restaurants. The determination of the estimated useful lives and whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Changes in strategy, new accounting pronouncements and/or market conditions may result in future impairment of recorded asset balances.

On January 27, 2003, we acquired Ninety Nine restaurants for $116 million in cash and approximately 2.34 million shares of our common stock. We completed a valuation of the assets and liabilities of Ninety Nine and allocated the purchase price to the acquired tangible and intangible assets and liabilities, including $25.9 million related to trademarks, with the remaining amount of $93.1 million being allocated to goodwill. We selected the first day of each new fiscal year as the date on which we will test the goodwill and trademarks for impairment. We completed a valuation of the goodwill and intangibles pursuant to SFAS No. 142 as of December 31, 2007, the first day of fiscal 2008, and our valuation showed that the fair value of the reporting unit exceeded its net book value and no impairment charge was needed.

Impairment of Long-Lived Assets

As discussed in Note 1 to the consolidated financial statements, SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The cost associated with asset impairments are recorded in the consolidated statement of earnings in the financial statement line item impairment, disposal and restructuring charges, net.

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

We believe that our accounting policy for impairment of long-lived assets provides reasonable assurance that any assets that are impaired are written down to their fair value and a charge is taken in operating earnings on a timely basis. During the year ended December 30, 2007, we incurred charges of approximately $10.2 million for fiscal 2007 in connection with changes in its supply chain which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment, charges taken for employee severance and retention, and to a lesser extent, legal and transition costs. In addition to the supply chain charges, we also recorded impairment and disposal costs relating to restaurant impairments and other asset retirements during fiscal 2007 of approximately $6.3 million. Included in the $6.3 million charge is the impairments related to three underperforming O’Charley’s restaurants one of which was closed while the other two O’Charley’s restaurants will remain open and the impairment of one Stoney River restaurant and two Ninety Nine restaurants that will remain open. During the year ended December 31, 2006, we took an impairment charge of $4.5 million for three O’Charley’s restaurants, two of which were closed in 2007 and one that will be closed and two Ninety Nine restaurants that will remain open. We also recorded charges for purchased software that is not longer in use and for asset write-offs relating to our ‘Project RevO’lution’ and ‘Dressed to the Nines’ re-branding efforts. The $4.5 million charge in 2006 was offset by a net gain of $2.4 million on assets held for sale and assets sold or otherwise settled that were not held for sale. During the year ended December 25, 2005, we took an impairment charge of $7.2 million for eight O’Charley’s restaurants and a corporate aircraft.

Income Taxes

We must make estimates of certain items that comprise our income tax provision and the related current and deferred tax liabilities. These estimates include employer tax credits for items such as FICA taxes paid on employee tip income, Work Opportunity and Welfare to Work credits, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on the best available information at the time of the provision and historical experience. We file our income tax returns many months after our year end. These returns are subject to audit by various federal, state and local governments several years after the returns are filed and could be subject to differing interpretations of the tax laws. We then must assess the likelihood of successful legal proceedings or reach a settlement, either of which could result in material adjustments to our consolidated financial statements. Under FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48”) we are required to perform an analysis and measure each uncertain tax position. The analysis and measurement requires estimates and interpretations to be made. We base these estimates upon the best available information at that time of the provision and in coordination with our interpretation of existing tax law.

As part of the computation of the income tax provision, we identify and measure deferred tax assets and liabilities. We weigh available evidence in determining the realization of deferred tax assets. Available evidence includes historical, current and future financial performance of the Company. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If we determine it is more likely than not that some portion or the entire deferred tax asset will not be recognized, the deferred tax asset will be reduced by a valuation allowance. At December 30, 2007, the Company had deferred tax valuation allowance of $4.8 million.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have determined that SFAS No. 157 will not have any impact on our 2008 results of operations or financial position.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have determined that SFAS No. 159 will not have any impact on our 2008 results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. We have not yet determined the impact if any, that SFAS No. 141(R) may have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have not yet determined the impact if any, that SFAS No. 160 may have on our results of operations and financial position.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land construction costs, and fuel/energy costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on our payroll and benefit costs. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs over the past 18 months have had a negative impact on consumer behavior and have increased the cost of operating our Commissary. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

As an additional method of managing our interest rate exposure on our credit facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving facility. At December 30, 2007, we had limited interest rate exposure because there were no amounts outstanding on our credit facility. Accordingly, at December 30, 2007, we did not have any swaps outstanding to manage the interest rate exposure of our credit facility.

At December 30, 2007 and December 31, 2006, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes. These swap agreements expire in November 2013.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

O’CHARLEY’S INC.

Page
Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets at December 30, 2007 and December 31, 2006	41
Consolidated Statements of Earnings for the Years Ended December 30, 2007, December 31, 2006, and December 25, 2005	42
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 30, 2007, December 31, 2006, and December 25, 2005	43
Consolidated Statements of Cash Flows for the Years Ended December 30, 2007, December 31, 2006, and December 25, 2005	44
Notes to the Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

O’Charley’s Inc.:

We have audited the accompanying consolidated balance sheets of O’Charley’s Inc. and subsidiaries (the Company) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended December 30, 2007. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O’Charley’s Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2007, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007; and adopted FASB Statement No. 123(R), Share-based Payment in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), O’Charley’s Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee

March 12, 2008

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2007	2006
	(dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$ 9,982	$ 19,923
Trade accounts receivable, less allowance for doubtful accounts of $92 in 2007 and $175 in 2006	17,352	14,903
Inventories	18,382	30,895
Deferred income taxes	13,793	12,049
Assets held for sale	2,909	1,962
Other current assets	3,424	4,797
Total current assets	65,842	84,529

Property and Equipment, net	435,752	464,107
Goodwill	93,461	93,381
Intangible Assets	25,946	25,921
Other Assets	27,982	20,700
Total Assets	$ 648,983	$ 688,638
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$ 10,808	$ 17,548
Accrued payroll and related expenses	17,761	21,267
Accrued expenses	23,451	24,515
Deferred revenue	17,808	19,765
Federal, state and local taxes	8,562	17,436
Current portion of long-term debt and capitalized lease obligations	8,597	9,812
Total current liabilities	86,987	110,343

Other Liabilities	59,832	52,924
Long-Term Debt, less current portion	127,654	126,540
Capitalized Lease Obligations, less current portion	8,984	18,005
Shareholders’ Equity:
Common stock—No par value; authorized, 50,000,000 shares; issued and outstanding, 23,148,313 in 2007 and 24,492,124 in 2006	174,985	193,690
Retained earnings	190,541	187,136
Total shareholders’ equity	365,526	380,826
Total Liabilities and Shareholders’ Equity	$ 648,983	$ 688,638

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended
	December 30,	December 31,	December 25,
	2007	2006	2005
	(in thousands, except per share data)
Revenues:
Restaurant sales	$969,497	$978,751	$921,329
Commissary sales	7,783	10,345	8,498
Franchise and other revenue	472	428	361
	977,752	989,524	930,188

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	284,099	291,759	277,391
Payroll and benefits	331,103	328,809	318,513
Restaurant operating costs	184,761	185,938	172,417
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	799,963	806,506	768,321

Cost of commissary sales	7,692	9,065	7,716
Advertising and marketing expenses	32,534	27,917	25,470
General and administrative expenses	49,252	52,211	42,823
Depreciation and amortization, property and equipment	50,882	46,614	43,806
Impairment, disposal and restructuring charges, net	16,537	2,098	7,335
Pre-opening costs	3,065	4,628	6,271
	959,925	949,039	901,742
Income from Operations	17,827	40,485	28,446
Other Expense (Income):
Interest expense, net	12,329	14,401	14,374
Other, net	(10)	(6)	42
	12,319	14,395	14,416
Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	5,508	26,090	14,030
Income Tax (Benefit) / Expense	(1,724)	7,200	2,001
Earnings Before Cumulative Effect of Change in Accounting Principle	7,232	18,890	12,029
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	(151)
Net Earnings	$7,232	$18,890	$11,878
Basic Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.31	$0.81	$0.53
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	(0.01)
Basic Earnings Per Common Share	$0.31	$0.81	$0.52
Diluted Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$0.31	$0.80	$0.52
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	(0.01)
Diluted Earnings Per Common Share	$0.31	$0.80	$0.51

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

				Accumulated
				Other
	Common Stock		Unearned	Comprehensive	Retained
	Shares	Amount	Compensation	Loss, net	Earnings	Total
	(in thousands)
Balance, December 26, 2004	22,983	$ 178,262	$(3,666)	$(224)	$ 156,368	$ 330,740
Comprehensive income:
Net earnings	—	—	—	—	11,878	11,878
Unrealized change in market value of derivatives, net of tax	—	—	—	219	—	219
Total comprehensive income						12,097
Shares tendered for minimum tax withholdings	(8)	(113)	—	—	—	(113)
Exercise of employee stock options, including tax benefits	295	4,248	—	—	—	4,248
Shares issued under CHUX Ownership Plan	146	2,131		—	—	2,131
Issuance of restricted stock	269	1,490	(1,490)	—	—	—
Share-based compensation expense	—	(644)	1,129	—	—	485
Balance, December 25, 2005	23,685	185,374	(4,027)	(5)	168,246	349,588
Comprehensive income:
Net earnings	—	—	—	—	18,890	18,890
Unrealized change in market value of derivatives, net of tax	—	—	—	5	—	5
Total comprehensive income						18,895
Shares tendered for minimum tax withholdings	(8)	(148)	—	—	—	(148)
Exercise of employee stock options, including tax benefits	502	8,027	—	—	—	8,027
Shares issued under CHUX Ownership Plan	126	1,809		—	—	1,809
Reversal of unearned compensation based upon the adoption of SFAS No. 123R	—	(4,027)	4,027	—	—	—
Share-based compensation expense	187	2,655	—	—	—	2,655
Balance, December 31, 2006	24,492	193,690	—	—	187,136	380,826
Comprehensive income:
Net earnings	—	—	—	—	7,232	7,232
Shares tendered for minimum tax withholdings	(38)	(738)	—	—	—	(738)
Cumulative effect of FIN No. 48	—	998	—	—	401	1,399
Exercise of employee stock options, including tax benefits	299	5,695	—	—	—	5,695
Shares issued under CHUX Ownership Plan	92	1,304		—	—	1,304
Dividends paid ($0.18 per share)	—	—	—	—	(4,228)	(4,228)
Shares repurchased	(1,853)	(30,000)	—	—	—	(30,000)
Share-based compensation expense	156	4,036	—	—	—	4,036
Balance, December 30, 2007	23,148	$174,985	$—	$ —	$190,541	$365,526

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30,	December 31,	December 25,
	2007	2006	2005
	(in thousands)
Cash Flows from Operating Activities:
Net earnings	$ 7,232	$ 18,890	$ 11,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	50,882	46,614	43,806
Amortization of debt issuance costs	870	1,342	1,426
Deferred income taxes and other income tax related items	(7,760)	(7,495)	(3,653)
Share-based compensation	4,036	2,655	485
Amortization of deferred gain on sale-leasebacks	(1,056)	(1,077)	(1,056)
Loss on the sale assets	199	139	233
Impairment, disposal and restructuring charges, net	13,982	2,534	7,335
Changes in assets and liabilities:
Trade accounts receivable	(2,449)	(2,051)	(3,274)
Inventories	12,310	14,734	(12,006)
Other current assets	1,374	(398)	377
Trade accounts payable	(6,740)	(4,326)	7,615
Deferred revenue	(1,956)	(1,628)	2,183
Accrued payroll, accrued expenses, and federal, state and local taxes	(9,914)	11,094	3,778
Other long-term assets and liabilities	3,903	2,200	2,931
Tax benefit derived from exercise of stock options	—	—	674
Net cash provided by operating activities	64,913	83,227	62,732
Cash Flows from Investing Activities:
Additions to property and equipment	(51,998)	(53,616)	(68,778)
Proceeds from the sale of assets	14,694	7,917	3,364
Other, net	146	(263)	1,987
Net cash used in investing activities	(37,158)	(45,962)	(63,427)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	5,885
Payments on long-term debt and capitalized lease obligations	(10,415)	(31,718)	(15,855)
Dividends paid	(4,228)	—	—
Shares repurchased	(30,000)	—	—
Excess tax benefit from share-based payments	737	818	—
Debt issuance costs	(52)	(1,011)	—
Proceeds from the exercise of stock options and issuances under stock purchase plan	6,262	8,870	5,592
Net cash used in financing activities	(37,696)	(23,041)	(4,378)
(Decrease) increase in cash and cash equivalents	(9,941)	14,224	(5,073)
Cash and cash equivalents at beginning of the year	19,923	5,699	10,772
Cash and cash equivalents at end of the year	$ 9,982	$ 19,923	$ 5,699

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

O’Charley’s Inc. (the “Company”) owns and operates 229 (at December 30, 2007) full-service restaurant facilities in 16 Southeastern and Midwestern states under the trade name “O’Charley’s”, 115 full-service restaurant facilities in nine Northeastern states under the trade name “Ninety Nine Restaurants”, and ten full-service restaurant facilities in six states under the trade name “Stoney River Legendary Steaks.” As of December 30, 2007, the Company had eight franchised O’Charley’s restaurants, including four franchised O’Charley’s restaurants in Michigan, one franchised O'Charley's restaurant in Pennsylvania, one franchised O'Charley's restaurant in Ohio, one franchised restaurant in Iowa and one franchised restaurant in Tennessee. As of December 30, 2007, the Company had two joint venture O’Charley’s restaurants in Louisiana and one joint venture O'Charley's restaurant in Wisconsin, in all of which the Company has an ownership interest. The Company’s fiscal year ends on the last Sunday in December. Fiscal years presented were comprised of 52 weeks in 2007, 53 weeks in 2006 and 52 weeks in 2005. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries plus the accounts of the joint ventures (See note below regarding “Investment in Joint Ventures”). All significant intercompany transactions and balances have been eliminated.

Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of $10.6 million and $24.8 million at December 30, 2007 and December 31, 2006, respectively. These cash equivalents consist entirely of overnight repurchase agreements.

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

Operating Leases. The Company has land and building leases that are recorded as operating leases. Most of the leases have rent escalation clauses and some have rent holiday and contingent rent provisions. In accordance with FASB Technical Bulletin (“FTB”) No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” the rent expense under these leases is recognized on the straight-line basis. The Company uses a lease life or expected lease term that generally is inclusive of one renewal period and begins on the date that the Company becomes legally obligated under the lease, except where the lease contains a rent holiday during construction as discussed below.

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

The same lease life is used for reporting future minimum lease commitments and for assessing leases for capital or operating lease accounting as is used for the straight-line rent calculation.

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

Investment in Affiliated Company. The Company has an approximate 8 percent ownership interest in a joint venture to operate a restaurant concept in Chicago, Illinois. The Company is not the primary beneficiary as defined by FIN No. 46(R), “Consolidation of Variable Interest Entities”, and accounts for its investment using the equity method.

Investment in Joint Ventures. The Company has a 50 percent interest in two joint ventures to operate O’Charley’s restaurants. Under FIN No. 46(R), the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities. Since the Company currently bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN No. 46 (R), the Company consolidates the joint ventures in its consolidated financial statements. The JFC Enterprise, LLC, joint venture partner has neither the obligation nor the ability to contribute their proportionate share of expected future losses. Such losses may require additional financial support from the Company. The Wi-Tenn Restaurants, LLC, joint venture partner relied on the Company to assist it in funding the construction and development of its first restaurant. In addition, subsequent to the opening of its first restaurant during fiscal 2006, and in accordance with the agreement with the joint venture partner, the Company has provided a revolving credit agreement which the joint venture can use to operate its first restaurant.

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

Asset Retirement Obligations. The Company has determined that it has potential obligations for certain of its restaurant-level assets. Specifically, the Company has the obligation to remove certain assets from its restaurants at the end of the lease term and therefore records asset retirement obligations. In 2005, the Company adopted FIN No.47, “Accounting for Conditional Retirement Obligations” (“FIN No. 47”) which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” As a result, we incurred an after-tax charge of $0.2 million, or $0.01 per diluted share, which was recorded as a cumulative effect of a change in accounting principle for 2005.

Correction of Immaterial Error Related to Prior Periods. In the course of preparing its 2007 financial statements, the Company identified an error related to its deferred tax classification between current and long-term deferred tax assets at December 31, 2006. The Company determined that in accounting for deferred income taxes it did not properly classify the portion of a deferred tax asset related to amounts that would be realized within the next twelve months as a current asset versus a long-term asset. The Company has corrected the prior year balance sheet amounts by increasing deferred tax current assets by $3.8 million, reducing deferred tax long-term assets (which are shown in the line “Other Assets”) by $1.7 million and increasing deferred tax long-term liabilities (which are shown in the line “Other Liabilities”) by $2.1 million.

The Company reviewed the impact of this error on the prior annual period in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality (“SAB 99”) and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) and determined that the error was not material to the prior period.

Managing Partner Program for Stoney River. The Company has established a “managing partner program” for the general managers of its Stoney River restaurants pursuant to which each general manager had the opportunity to acquire a six percent interest in the limited liability company that owns the restaurant that the general manager manages, in exchange for a capital contribution to that subsidiary. The general managers at four of the Stoney River restaurants each acquired a six percent interest in their restaurant for a capital contribution of $25,000 each. Upon the fifth anniversary of the managing partner’s capital contribution to the subsidiary, the Company has the option, but not the obligation, to purchase the managing partner’s six percent interest at fair market value. Under the terms of the agreements between the Company and each managing partner, fair market value would be determined by negotiations between the parties. If such negotiations did not result in an agreement on value, a third-party appraisal process would be used to determine fair market value.

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

During the two years ended December 30, 2007, the Company has purchased three of the four managing partner’s interests, and are currently negotiating the fourth as of the year ended December 30, 2007. The Company accounted for those transactions using the purchase method as prescribed for the repurchase of minority interests in SFAS No. 141, “Business Combinations”. As part of the repurchase of the minority interests during 2007 and 2006 the Company recorded approximately $0.1 and $0.3 million, respectively, in goodwill. The quarterly profit distributions to the managing partners are recorded on the Company’s consolidated statement of earnings as a minority interest in earnings, which is included in payroll and benefits expense.

During 2006, the Company implemented a new “managing partner program” which is a five year operating agreement between the Company and the general manager that allows the general manager to receive five percent of their restaurant’s profit each quarter and one percent of the profit in all the restaurants participating under this new program. The Company also accrues an additional five percent of the restaurant’s profit and one percent of the participating restaurant’s profit in the program each quarter to be paid beginning upon the fifth anniversary of the agreement over a period of two years in exchange for a $25,000 cash investment by the managing partner. The cash investments made under the new managing partner program are recorded and shown in the consolidated balance sheet as an other liability. At December 30, 2007, the Company had no managing partners under the original “managing partner program” and four managing partners under the new “managing partner program”.

Goodwill and Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The goodwill and intangible asset (trademark) recorded as of December 30, 2007 relate primarily to the purchase of Ninety Nine Restaurant and Pub (Ninety Nine) in 2003.

Goodwill and indefinite life intangible assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount of goodwill and indefinite life intangible assets exceeds their implied fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The Company has selected the first day of each new fiscal year as the date on which it will test the goodwill for impairment. The Company completed a valuation of the goodwill as of December 31, 2007, and the valuation showed that the fair value of the goodwill exceeded the carrying value and no impairment charge was needed. Also, as a part of this valuation, the Company reviewed the carrying value of the trademarks, an indefinite life intangible asset, and found that no impairment charge was needed.

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The cost associated with asset impairments are recorded in the consolidated statement of earnings in the financial statement line item impairment, disposal and restructuring charges, net.

Revenues consist of Company-operated and joint venture restaurant sales and, to a lesser extent, commissary sales, franchise revenue and other revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Commissary sales represent sales to outside parties, consisting primarily of sales of O’Charley’s branded food items, primarily salad dressings, to retail grocery chains, mass merchandisers, wholesale clubs and franchisees. Franchise revenue consists of development fees and royalties on sales by franchised units. Development fees for franchisees in which the Company has an ownership interest are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales. Revenue resulting from the sale of gift cards is recognized in the period redeemed.

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

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48”) which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN No. 48 as of January 1, 2007. The guidance prescribed in FIN No. 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The measurement attribute of FIN No. 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As permitted by FIN No. 48, the Company has elected to include the applicable interest and penalties in income tax expense.

Share-Based Compensation. The Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”) on December 26, 2005.  Prior to December 26, 2005, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB Opinion No. 25”), the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” (“SFAS No. 148”) In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s net income prior to fiscal 2006 for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant.

During the Company’s evaluation of SFAS No. 123R on its consolidated financial statements, management made a decision in 2005, which was approved by the Board of Directors, to accelerate the vesting of certain unvested “out-of-the-money” stock options previously awarded under its 1990 Employee Stock Plan and 2000 Stock Incentive Plan. The acceleration of these stock options was done to minimize future compensation expense under SFAS 123R. As a result of the acceleration, approximately 1,124,000 stock options with a range of exercise prices between $15.25 and $24.19 per share, of which approximately 12 percent are held by named executive officers and one director, became exercisable on November 15, 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged. As a result of the acceleration, the Company reduced the pretax stock-based employee compensation expense it otherwise would have been required to record. The table below reflects a proforma reduction to reported net earnings of $11.6 million for stock-based employee compensation expense determined under a fair-value-based method for all awards, net of tax and including the acceleration of certain stock options. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS No. 123, the Company’s net earnings and net earnings per basic and diluted common share for the year ended December 25, 2005 would have been reduced to the pro-forma amount as follows (in thousands, except per share amounts):

Year Ended
December 25,
2005

Net earnings, as reported	$11,878
Add stock-based employee compensation expense included in reported net earnings, net of tax	416
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(11,619)
Pro forma net earnings	$675

Earnings per share:
Basic—as reported	$0.52
Basic—pro forma	$0.03
Diluted—as reported	$0.51
Diluted—pro forma	$0.03

Upon the adoption SFAS No.123R, the Company began recording compensation expense at fair value under the modified-prospective method. Total share-based compensation for the years ended December 30, 2007 and December 31, 2006 was approximately $4.0 million and $2.7 million, respectively before tax and was comprised of costs associated with stock options, restricted stock and the employee stock ownership plan.

Per Share Data. Basic earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding during each year presented. Diluted earnings per common share have been computed by dividing net earnings by the weighted average number of common shares outstanding plus the dilutive effect of options and restricted shares outstanding during the applicable periods computed using the treasury method. Basic and diluted earnings per share also include the dilutive effect of shares remaining to be issued to the prior owners of Ninety Nine due to the fact that the timing of issuance is related solely to the passage of time.

Stock Repurchase. Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares become authorized but unissued. The Company reflects the purchase price of any such repurchased shares as a reduction of common stock.

Fair Value of Financial Instruments. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments, such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 30, 2007 and December 31, 2006. Book value approximates fair value for substantially all of the Company’s assets and liabilities that fall under the scope of SFAS No. 107.

Derivative Instruments and Hedging Activities. All derivative instruments are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the variability of cash flows to be paid related to a recognized liability or as a hedge of the fair value of a recognized liability. For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedge risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value and cash-flow hedges to specific liabilities on the balance sheet. Except for hedges that qualify for use of the short-cut method, the Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. The Company also determines how ineffectiveness will be measured. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged liability, are recorded in earnings. If it is determined that a derivative is ineffective as a hedge, the Company discontinues hedge accounting prospectively.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value and no longer adjusts the hedged liability for changes in fair value. The adjustment of the carrying amount of the hedged liability is accounted for in the same manner as other components of the carrying amount of that liability. For cash flow hedges in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings.

Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income, presented in the consolidated statement of shareholders’ equity and comprehensive income, consists of net earnings and unrealized gains (losses) on derivatives designated as a cash flow hedge, net of tax. The Company had no other comprehensive income for the year ended December 30, 2007; however other comprehensive income, net of tax, for the years ended December 31, 2006 and December 25, 2005, was approximately $5,000 and $219,000, respectively.

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

Use of Estimates. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables: gift card breakage, inventories: deferred income tax assets: the fair value of debt and derivative instruments; workers’ compensation and general liability insurance liabilities; and obligations related to employee benefits. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has determined that SFAS No. 157 will not have any impact on its 2008 results of operations or financial position.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has determined that SFAS No. 159 will not have any impact on its 2008 results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The Company has not yet determined the impact if any, that SFAS No. 141(R) may have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company has not yet determined the impact if any, that SFAS No. 160 may have on its results of operations and financial position.

2.	Impairment, Disposal and Restructuring Charges

During 2007, the Company completed the sale of its commissary facility in Nashville, Tennessee and the outsourcing of various food processing and distribution activities performed at its commissary and distribution facilities in Nashville, Tennessee, and Woburn, Massachusetts. The Company closed on the sale of the Nashville commissary facility on July 13, 2007, and entered into supply and distribution agreements with respect to the outsourcing of its entire Nashville food preparation and distribution operations. Net proceeds received during fiscal 2007 from the sale of Nashville commissary real estate and manufacturing equipment associated with the Company’s meat production totaled approximately $9.7 million. In addition, on September 1, 2007, the Company entered into a license agreement with a third party granting exclusive rights to sell, market and distribute proprietary products of the Company. The Company has received approximately $5.0 million in proceeds during fiscal 2007 for the sale of other assets unrelated to the sale of the commissary.

The Company incurred charges of approximately $10.2 million for fiscal 2007 in connection with changes in its supply chain, which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment, charges taken for employee severance and retention, and to a lesser extent, legal and transition costs. As of December 30, 2007 the Company had severance and retention cost accrued of $0.2 million. In addition to the supply chain charges, the Company also recorded impairment and disposal costs relating to restaurant impairments and other asset retirements during fiscal 2007 of approximately $6.3 million.

Included in the $6.3 million charge is the impairments related to three underperforming O’Charley’s restaurants one of which was closed and the impairment of one Stoney River restaurant and two Ninety Nine restaurants that will remain open. The impaired restaurants had experienced performance deterioration over the recent months and the Company’s efforts to improve performance were not successful. The Company is in the process of finding a more desirable location in the locality where the O’Charley’s restaurant was closed and has not discontinued operations in this market.

The following table reconciles the impairment, disposal, and restructuring charges as presented on the Consolidated Statement of Earnings to the total amount presented on the Consolidated Statement of Cash Flows:

Fiscal Year Ended
December 30,
2007
(in thousands)

Supply Chain Changes:
Impairments and disposals	$7,703
Severance and retention costs, legal costs and transition costs	2,517
Total charges related to supply chain changes	10,220

Restaurant impairments	6,516
Other disposals, net	(199)
Total impairment, disposal, and restructuring charges, net	16,537

Supply chain changes paid or accrued	(2,633)
Other non-cash items	78
Total non-cash impairment, disposal and restructuring charges	$13,982

Subsequent to December 31, 2006, the Board of Directors approved management’s plan to close three under performing O’Charley’s restaurants. In addition to impairment charges on these three restaurants, recorded in the fourth quarter of 2006, the Company took impairment charges for one O’Charley’s restaurant and two Ninety Nine restaurants that will remain open and for purchased software no longer in use. The impairment charge taken on the O’Charley’s restaurant and two Ninety Nine restaurants that remain open was based on the Company’s normal review for asset impairment. These decisions followed a review of historical and projected cash flows of the Company’s restaurants in view of the economic environment in which the Company is operating and the Company’s current strategic plans. The impairments of the purchased software and assets related to the Company’s re-branding efforts were taken as the Company discontinued using those assets in 2006. As a result of these actions, the Company recognized a charge during 2006 for asset impairment and disposals totaling $4.5 million. This amount includes an asset impairment charge of approximately $1.6 million related to the three planned O’Charley’s restaurant closures, $1.9 million relating to one O’Charley’s restaurant and two Ninety Nine restaurants that are impaired but are not expected to be closed and $1.0 million relating to the impairment of purchased software and assets related to the Company’s re-branding efforts. The $4.5 million charge in 2006 was offset by a net gain of $2.4 million on assets held for sale and assets sold that were not held for sale. In 2005, the Company recorded impairment charges of $7.2 million related to six restaurant closures, a corporate aircraft and two restaurants that remain open. This impairment charge was in addition to losses of $0.1 million taken on the disposal of assets during 2005.

With respect to the asset impairment charges, fair value was determined by projected future discounted cash flows for each location or the estimated market value of the asset less net of costs associated with marketing and/or selling the asset.

3. Share–Based Compensation

Prior to December 26, 2005, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, and adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in net earnings for grants of stock options prior to December 26, 2005, because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The Company did, however, record restricted stock expense prior to December 26, 2005 in accordance with APB Opinion No. 25.

Effective December 26, 2005, the Company adopted SFAS No. 123R, which requires the measurement and recognition of compensation cost at fair value for all share-based payments. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective method.  As a result, share-based compensation for fiscal 2007 and 2006 includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted prior to, but not vested as of December 25, 2005, as well as compensation cost for new share-based awards granted during 2007 and 2006.  Total share-based compensation expense for the year ended December 30, 2007 was approximately $4,036,000 and for the year ended December 31, 2006 was approximately $2,655,000. For fiscal 2007 and 2006 share-based compensation expense consisted primarily of expense associated with restricted (non-vested) stock and to a lesser extent expense associated with stock options and the Company’s employee share purchase plan. Total share-based compensation expense for the year ended December 25, 2005 was approximately $485,000 and consisted of expense associated with restricted stock. As of December 30, 2007, there were approximately 436,000 remaining shares available for issuance pursuant to the O’Charley’s 2000 Stock Incentive Plan.

(a) Stock Options

The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key team members and nonemployee directors of the Company. Options are granted with exercise prices equal to 100 percent of the fair market value of common stock on the date of the grant, with expiration ten years from the date of the grant and with vesting dates at various times as previously determined by the Board of Directors. As described below, the Company discontinued issuing stock options during fiscal 2004. The fair value of the Company’s stock options was estimated using the Black-Scholes-Merton option-pricing model. As previously disclosed, the Company accelerated the vesting of all its outstanding stock options with an exercise price of $15.25 per share and higher during the fourth quarter of 2005 in anticipation of the adoption of SFAS No. 123R. As of December 30, 2007, the Company had approximately 28,000 unvested stock options outstanding of which approximately 24,000 are expected to vest. As of December 30, 2007, the total compensation cost related to stock option awards not yet recognized was approximately $97,000. During fiscal 2007 and fiscal 2006 the Company recorded approximately $103,000 and $151,000, respectively, of stock option expense for options that were granted previous to the adoption of SFAS No. 123R with a grant price below $15.25. Stock option transactions during the year ended December 30, 2007 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at December 31, 2006	1,965,606	$18.13
Granted	—
Exercised	(299,132)	16.55
Forfeited	(15,309)	11.91
Expired	(134,880)	18.81
Options outstanding at December 30, 2007	1,516,285	18.44	3.47	$527,809

Options vested and exercisable at December 30, 2007	1,488,645	$18.55	3.50	$465,512

The intrinsic value of stock options exercised was approximately $1,469,000, $2,083,000 and $1,716,000 for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively. The Company recognized a tax benefit of approximately $577,000, $818,000 and $674,000 during the years ended December 30, 2007, December 31, 2006, and December 25, 2005, respectively, related to the exercise of stock options.

(b) Restricted (Non-Vested) Stock Awards

During 2004, the Company changed its approach to share-based compensation and discontinued issuing stock options, choosing to only issue restricted (non-vested) stock. This change impacted the Company’s earnings as the accounting for restricted stock differs from the accounting for stock options. The accounting for restricted stock is based on the vesting schedule for the shares. If the vesting schedule is based merely on the passage of time and continued employment (time-based), the accounting treatment requires expensing from the grant date to the expected vesting date based on the number of shares expected to vest and the stock price on the date of grant. The Company recognizes expense on a straight-line basis for the time-based awards for those share expected to vest. For equity-based awards for which vesting is based on performance criteria (performance-based) that could cause the awards to vest over varying periods of time, or to not vest at all, the accounting treatment requires expensing from the grant date to the expected vesting date at the stock price on the date of grant using a graded vesting approach for those awards expected to vest. During 2005, the Company granted both time-based and performance-based restricted stock awards that vest over periods ranging from three to five years. For the years ended December 30, 2007 and December 31, 2006, the Company issued only time-based grants that vest ratably over periods ranging from three to five years. During 2007 and 2006, the Company granted approximately 397,000 and 384,000 shares of restricted stock to certain members of senior management, the board of directors and other employees. The Company recognized net compensation expense of approximately $1,176,000 and $1,696,000 related to these restricted stock awards granted during the years ended December 30, 2007 and December 31, 2006, respectively.

Upon the adoption of SFAS No. 123R, the Company applied an estimated forfeiture rate for its restricted stock awards which resulted in a cumulative reduction to expense of approximately $358,000 before taxes which was reflected in the Company’s consolidated statement of earnings during 2006. An estimated forfeiture rate was derived from historical employee terminations and applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separate vesting portion of the award as if the award was in-substance, multiple awards. The fair value of the restricted stock awards was determined by using the closing market price for the Company’s stock on the date of grant for each restricted stock award.

The following table sets forth the restricted stock activity during the year ended December 30, 2007.

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Restricted Stock Awards outstanding at December 31, 2006	837,379	$12.86
Granted	397,080	20.48
Vested	(162,666)	17.98
Forfeited	(240,550)	14.07
Restricted Stock Awards outstanding at December 30, 2007	831,243	$15.53

During fiscal 2007, 2006 and 2005, the Company recognized pretax restricted stock expense for all restricted stock awards of approximately $3,744,000, $2,128,000 and $485,000, respectively. As of December 30, 2007, the total compensation cost related to time-based restricted stock awards not yet recognized was approximately $9,219,000 and the weighted average period over which it is expected to be recognized is 2.5 years. Included in the 831,243 restricted shares outstanding at December 30, 2007 are 166,748 performance-based restricted shares. The Company does not expect these performance-based awards to vest due to the Company’s recent and projected performance in comparison to vesting targets for those awards and accordingly has not recognized any share-based compensation expense. The total expense associated with the vesting of the performance-based restricted shares would be approximately $3,044,000.

(c) Employee Stock Purchase Plan

The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible team members of the Company to become shareholders in the Company. The Company has reserved 1,350,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85 percent of the lower of 1) the closing market price per share of the Company’s common stock on the last trading date of the plan period or 2) the average of the closing market price of the Company’s common stock on the first and the last trading day of the plan period. Contributions of up to 15 percent of base salary are made by each participant through payroll deductions. As of December 30, 2007, there were 389,003 shares available for grant under this plan. During fiscal 2007 and 2006, the Company recorded pre-tax expense of approximately $189,000 and $377,000 respectively, associated with this plan as required by the adoption of SFAS No. 123R.

4. Asset Retirement Obligations

The Company recorded an asset retirement obligation as of December 25, 2005, based on its adoption of FIN No. 47 which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations. The Company has determined that it has potential obligations for certain of its restaurant-level assets. Specifically, the Company has the obligation to remove certain assets from its restaurants at the end of the lease term. In 2005, the Company adopted FIN No. 47 and it incurred an after-tax non-cash charge of $0.2 million, or $0.01 per diluted share, which was recorded as a cumulative effect of a change in accounting principle for 2005. The following is a breakdown of the activity related to the retirement obligation for the years ended December 30, 2007, December 31, 2006 and December 25, 2005.

(in thousands)

Asset Retirement Obligation as of December 25, 2005	$595
Accretion expense on the present-valued liability	29
Property additions requiring recognition of a liability	16
Asset Retirement Obligation as of December 31, 2006	640
Accretion expense on the present-valued liability	30
Property additions requiring recognition of a liability	9
Asset Retirement Obligation as of December 30, 2007	$679

In calculating the present value of the asset retirement obligation, the Company used the 10-year treasury yield plus the margin that the Company pays above LIBOR in its revolving credit facility. The 10-year treasury yield was 4.4 percent and the spread over LIBOR was 1.3 percent.

5. Property and Equipment

Property and equipment consist of the following:

	December 30,	December 31,
	2007	2006
	(in thousands)

Land and improvements	$ 74,332	$ 76,784
Buildings and improvements	146,072	162,014
Furniture, fixtures and equipment	218,131	197,430
Leasehold improvements	199,885	185,658
Equipment under capitalized leases	77,682	86,621
Property leased to others	1,004	1,004
Construction in progress	6,424	9,656
	723,530	719,167
Less accumulated depreciation and amortization	(287,778)	(255,060)
	$ 435,752	$ 464,107

Depreciation and amortization of property and equipment was $50.9 million, $46.6 million and $43.8 million for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

6. Assets Held for Sale

Assets held for sale consist of the following:

	December 30,	December 31,
	2007	2006
	(in thousands)

Land	$ 1,765	$801
Buildings and improvements	2,598	3,693
Other assets	1,855	1,939
Less accumulated depreciation and amortization	(3,309)	(4,471)
	$ 2,909	$1,962

As of December 30, 2007, the amount shown in assets held for sale on the consolidated balance sheet consists of assets related to three closed restaurants. One of those restaurants was closed in the third quarter of 2007 while the other two restaurants were closed during the fourth quarter of 2005. The amount shown in assets held for sale as of December 31, 2006 on the consolidated balance sheet consists of assets related to three Company-owned O’Charley’s restaurants that were closed during the fourth quarter of 2005 and certain other non-operating assets classified as held for sale during 2006.

The Company ceases recognizing depreciation expense for all assets that are being held for sale. During 2007, the Company sold assets held for sale, including two restaurants, furniture and fixtures and various equipment that related to the closing of the Company commissary. As a result of those sales, the Company received proceeds of approximately $3.5 million and recorded a net gain of approximately $0.5 million that is included in impairment, disposal and restructuring charges, net in the 2007 consolidated statement of earnings.

7. Other Assets

Other assets consist of the following:

	December 30,	December 31,
	2007	2006
	(in thousands)

Nonqualified deferred compensation plan asset	$ 9,977	$ 8,983
Liquor licenses	3,374	3,348
Prepaid interest and finance costs	5,188	6,007
Notes receivable	115	205
Deferred tax asset non current portion	6,658	—
Other assets	2,670	2,157
	$ 27,982	$ 20,700

The prepaid interest and finance costs shown above are associated with the Company’s debt and are amortized ratably over the life of the loan. The increase in the nonqualified deferred compensation plan asset shown above is primarily related to earnings on mutual fund investments, and additional contributions to those mutual funds by the plan participants and the Company, offset by distributions from the plan during 2007. Effective May 1, 2007, the Company’s nonqualified deferred compensation plan invested in mutual funds, which are classified as trading securities. Trading securities are recorded at fair value, based principally on quoted market prices. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned. At December 30, 2007, the aggregate cost basis of these investments totaled approximately $10.5 million.

8. Accrued Expenses

Accrued expenses consist of the following:

	December 30,	December 31,
	2007	2006
	(in thousands)

Accrued insurance expenses	$ 10,676	$ 10,042
Accrued employee benefits	3,778	3,317
Accrued interest	2,274	2,461
Accrued utilities	2,782	2,521
Accrued legal	860	688
Accrued other expenses	3,081	5,486
	$ 23,451	$ 24,515

The amount for accrued insurance expenses shown above primarily includes liabilities for workers’ compensation, general liability, and liquor liability claims for amounts that fall under the Company’s deductibles on each of the respective insurance policies. Included in accrued employee benefits are liabilities associated with the Company’s self-insured health insurance programs. The total of the accrued self-insured health insurance liabilities at December 30, 2007 and December 31, 2006 was approximately $3.2 million.

9. Long-Term Debt

Long-term debt consists of the following:

	December 30,	December 31,
	2007	2006
	(in thousands)
9% senior subordinated notes due 2013	$ 125,000	$ 125,000
Financing arrangement	1,149	1,197
Note payable to Stoney River Managing Partners	418	393
Secured mortgage note payable	76	102
	$126,643	$126,692
Fair value adjustments on hedged debt	1,190	—
Less current portion of long-term debt	(179)	(152)
Long-term debt, less current portion	$ 127,654	$ 126,540

(a) 9% Senior Subordinated Notes and Revolving Credit Facility

In the fourth quarter of 2003, the Company amended and restated its credit facility and issued $125 million aggregate principal amount of notes. The proceeds from the notes were used to pay off a term loan and to repay a portion of the revolving credit loan under the Company’s bank credit facility. Interest on the notes accrues at the stated rate of 9 percent and is payable semi-annually on May 1 and November 1 of each year commencing May 1, 2004. The notes mature on November 1, 2013. The notes are unsecured, senior subordinated obligations and rank junior in right of payment to all of the Company’s existing and future senior debt (as defined in the indenture governing the notes). The Company had in place at December 30, 2007 an interest rate swap which serves as a hedge of the variability of the fair value of $100.0 million of the $125.0 million of senior subordinated notes. At December 30, 2007, the fair value of the swap was a fair value gain of $1.2 million and is shown in “Other Assets” on the balance sheet in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This pronouncement requires us to recognize our interest rate swaps as either assets or liabilities in the consolidated balance sheets at fair value. At December 31, 2006, the fair value loss of the swap was $1.7 million

The Company entered into a Second Amended and Restated Credit Agreement, dated as of October 18, 2006 (the “Credit Agreement”). The Credit Agreement amended and restated the Company’s existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement provides for a five-year, $125.0 million revolving credit facility and permits the Company to request an increase in the principal amount of the facility of up to $25 million. At December 30, 2007, the Company had no amounts outstanding on the revolving credit facility except for approximately $12.1 million in letters of credit which reduced the capacity of the credit facility. The interest rates per annum applicable to loans outstanding under the Credit Agreement will, at the Company’s option, be equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.0 percent to 0.5 percent in the case of base rate loans and 0.75 percent to 1.25 percent in the case of LIBOR rate loans), depending on the Company’s senior secured leverage ratio. In addition to the interest payments required under the Credit Agreement, the Company is required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25 percent to 0.375 percent per annum, depending on the Company’s senior secured leverage ratio.

On July 12, 2007, the Company entered into a First Amendment (the “Amendment”) to the Credit Agreement. The Amendment removed liens on certain assets related to the Company’s commissary and permitted it to sell those assets at fair market value. This Amendment also allowed the Company to assign certain leases associated with its commissary properties.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires the Company to comply with certain financial covenants. The Company was in compliance with such covenants at December 30, 2007. The Company’s obligations under the Credit Agreement are secured by liens on substantially all of its assets, including a pledge of the capital stock of the Company’s material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

At December 30, 2007, the amount available under the revolving credit facility, after consideration of the Company’s outstanding letters of credit, was approximately $112.9 million.

(b) Financing Arrangement

On November 11, 2004, the Company entered into an agreement with GE Capital Franchise Finance Corporation. Under the terms of the Program Agreement, GE Capital will provide financing to certain qualified franchisees of the Company’s O’Charley’s restaurants (typically those in which the Company has an ownership interest) in a maximum aggregate amount of $75,000,000. In consideration of GE Capital’s agreement to make financing available under the program to certain of the Company’s franchisees and joint venture partners, the Company has agreed, subject to limitations, to guarantee payment to GE Capital for any ultimate net losses it may suffer in connection with loans under the program. On May 31, 2006, this financing agreement expired and the Company made the decision not to renew it, however the Company will remain as guarantor for the one loan outstanding under the program. As of December 30, 2007, $1.2 million in loans had been provided and $1.1 million is still outstanding to an O’Charley’s joint venture under this financing arrangement. The 15 year loan requires monthly payments with an annual interest rate of 8.3 percent and will mature in November of 2020. Under FIN No. 46(R), the joint venture is considered a variable interest entity, as the Company does not anticipate it having sufficient equity to fund its operations. Since the Company bears a disproportionate share of the financial risk associated with the joint venture, it has deemed itself to be the primary beneficiary of the joint venture, and in accordance with FIN No. 46(R), must consolidate the joint venture in its consolidated financial statements. As a result, this obligation of the joint venture partner with GE Capital has been consolidated on the Company’s consolidated financial statements.

(c) Note Payable to Stoney River Managing Partners

During fiscal 2006 and fiscal 2007, the Company purchased minority interests of three Stoney River restaurants in which the managing partner held an interest. The Company owes approximately $418,000 that bears interest at approximately 4.8 percent and is payable in five annual installments maturing in 2011 and 2012.

(d) Secured Mortgage Note Payable

The secured mortgage note payable at December 30, 2007 bears interest at 10.5 percent and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings having a depreciated cost of approximately $386,000 at December 30, 2007.

The annual maturities of long-term debt as of December 30, 2007 were approximately: $179,000-2008; $187,000-2009; $177,000-2010; $167,000-2011; $92,000-2012; and $125,841,000 thereafter.

10. Other Liabilities

Other liabilities consist of the following:

	December 30,	December 31,
	2007	2006
	(in thousands)

Deferred gain on sale leaseback transactions	$ 16,782	$ 17,839
Deferred rent	18,806	17,201
Nonqualified deferred compensation plan liability	9,977	10,369
Liability for uncertain tax positions	7,178	—
Other long-term liabilities	7,089	7,515
	$ 59,832	$ 52,924

The Company recognized a gain of approximately $16.9 million on the sale and leaseback transactions completed during 2003 and a $4.5 million gain on the transaction completed in the first quarter of 2004. These gains are being deferred and amortized over the 20-year term of the leases that were entered into in conjunction with the transactions.

11. Lease Commitments

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

As of December 30, 2007 and December 31, 2006, approximately $22.0 million and $32.1 million, respectively, of net book value of the Company’s property and equipment were under capitalized lease obligations. The assets under capital lease obligation primarily relate to restaurant furniture and fixtures and equipment. Interest rates on capitalized lease obligations range from 3.8 percent to 5.6 percent.

Future minimum lease payments at December 30, 2007 are as follows:

	Capitalized
	Equipment	Operating
	Leases	Leases
	(in thousands)
2008	$ 9,098	$ 32,102
2009	5,898	31,714
2010	1,660	31,342
2011	1,849	30,977
2012	—	30,397
Thereafter	—	261,091
Total minimum lease payments	18,505	$ 417,623
Less amount representing interest	(1,103)
Net minimum lease payments	17,402
Less current portion	(8,418)
Capitalized lease obligations, net of current portion	$ 8,984

Rent expense for fiscal 2007, 2006 and 2005 for operating leases is as follows:

	2007	2006	2005
	(in thousands)
Minimum rentals	$32,850	$32,693	$30,510
Contingent rentals	416	401	349
	$33,266	$33,094	$30,859

12.	Derivative Instruments and Hedging Activities.

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

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive loss, net of tax. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings. On December 25, 2005, the Company had interest rate swap agreements with a financial institution that effectively converted a portion of the variable-rate revolving line of credit into a fixed-rate obligation. The notional amount of these swaps was $10.0 million and was based on one month LIBOR plus a specified margin ranging from 1.25 percent to 2.25 percent. The interest terms of these swaps mirror the interest terms on the debt. As of December 25, 2005, $5,000 of unrealized losses, net of tax, on the swaps were included in accumulated other comprehensive income net of tax. During 2006, the debt was repaid and the swaps expired. Accordingly the $5,000 of deferred losses on derivative instruments accumulated in other comprehensive income was reclassified to earnings. At December 30, 2007, the Company did not have any cash-flow-hedging derivative instruments outstanding.

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

At December 30, 2007 and December 31, 2006, the Company had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to its $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $100.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes, accordingly, the Company uses the short-cut method to assess ineffectiveness of the hedging instruments. These swap agreements expire in November 2013. The fair value of the swaps was an asset of $1.2 million at December 30, 2007 and was included in “Other Assets”.

13. Income Taxes and Accounting for Uncertainty of Income Taxes

The total income tax expense (benefit) for each respective year is as follows:

	2007	2006	2005
	(in thousands)

Income taxes attributable to:
Earnings before cumulative effect of change in accounting principle	$ (1,724)	$ 7,200	$ 2,001
Tax effect of cumulative effect of accounting change	—	—	(97)
Shareholders’ equity, tax change in market value of derivative instruments	—	3	53
Shareholders’ equity, tax benefit derived from non-statutory stock options exercised	(737)	(818)	(674)
	$ (2,461)	$ 6,385	$ 1,283

Income tax expense (benefit) related to earnings before income taxes and cumulative effect of a change in accounting principle for each respective year is as follows:

	2007	2006	2005
	(in thousands)
Current	$8,804	$14,695	$5,654
Deferred	(10,528)	(7,495)	(3,653)
	$(1,724)	$7,200	$2,001

Income tax expense attributable to earnings before income taxes and cumulative effect of a change in accounting principle differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings as a result of the following:

	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes due to:
State income taxes, net of federal tax benefit	(9.0)	2.5	0.1
Tax credits, primarily FICA tip credits	(95.3)	(18.0)	(28.5)
Federal and state income tax contingency accruals, net of federal tax benefit	9.1	3.1	—
Deferred Compensation	5.4	(1.5)	(1.1)
Joint Venture	2.8	1.0	0.4
Valuation Allowance	24.2	5.1	8.5
Other	(3.5)	0.4	(0.1)
	(31.3)%	27.6%	14.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

	December 30,	December 31
	2007	2006
	(in thousands)

Deferred tax assets:
Inventories, principally due to uniform capitalization	$ 738	$ 1,172
Accrued expenses	867	412
Workers’ compensation, general liability, and employee health insurance accruals	7,040	7,275
Accrued compensation	8,966	8,240
Restricted Stock	1,961	1,679
Asset impairment and exit cost	8,813	4,863
Deferred gift card revenue	1,319	2,152
Tax credits, primarily FICA tip credits	10,665	7,434
State net operating loss carry forwards	4,900	4,389
Other	1,359	123
Total gross deferred tax assets	46,628	37,739
Deferred tax asset valuation allowance	(4,772)	(4,288)
Total net deferred tax assets	41,856	33,451
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation and amortization	3,246	7,697
Goodwill	18,159	15,831
Other	—	—
Total gross deferred tax liabilities	21,405	23,528
Net deferred tax asset	$ 20,451	$ 9,923

The net deferred tax assets are classified as follows:

	2007	2006
	(in thousands)

Deferred income taxes, non-current asset (liability)	$ 6,658	$ (2,126)
Deferred income taxes, current asset (liability)	13,793	12,049
	$ 20,451	$ 9,923

The Company has gross state net operating loss carry-forwards of approximately $113.0 million to reduce future tax liabilities, which begin to expire at various times starting in 2009 and federal general business tax credits of approximately $10.7 million which begin to expire at various times starting in 2025.

The Company has established a valuation allowance of approximately $4,772,000 and $4,288,000 as of December 30, 2007 and December 31, 2006, respectively, for state net operating loss carry-forwards not expected to be utilized prior to their expiration. The change in the deferred tax valuation allowance was approximately $484,000 in 2007. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance.

Upon adoption of FIN 48 on January 1, 2007, the Company had a liability for uncertain tax positions of $6.8 million, including approximately $1.0 million in interest. The net transition effect of the adoption to retained earnings was an increase of approximately $0.4 million. Upon adoption, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $1.3 million. As permitted by FIN 48, the Company has elected to include the applicable interest and penalties in income tax expense. The amount of interest expense included for 2007 is $0.2 million.

The Company has an $8.7 million liability recorded for uncertain tax positions as of December 30, 2007, including approximately $1.2 million in interest, offset by adjustments for the deferred tax asset of $0.9. The increase in the liability is due to $3.4 million of tax and interest accrued as a result of tax positions taken during a prior year and $2.4 million of tax and interest accrued as a result of tax positions taken during the current year, partially offset by the decrease in the liability due to the settlement of $3.5 million of unrecognized tax positions from the closing of the Internal Revenue Service examinations for tax years 2002 to 2004, in 2007, and a reduction of $0.4 million of tax and interest accrued as a result of a lapse of the applicable statutes of limitation. As of December 30, 2007, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $1.1 million. The Company believes that an additional $1.2 million to $1.5 million liability for uncertain tax positions will be settled within twelve months of the date of adoption and December 30, 2007, respectively, as a result of the closing of statutes for certain tax years and amended returns filed by the Company. Those tax positions include certain deductions taken on Kentucky tax returns for the 1997-2001 tax years, the deduction of certain payroll tax-related penalties, the deduction of impairment expenses, and the deduction for a manager bonus accrual. In addition, the Company has applied for a change in accounting method relating to two items contained in the non-current liability for uncertain tax positions. Each change of accounting method requires consent from the internal revenue service prior to effecting the change in method. The Company can not predict when consent may be obtained. However, there is a reasonable possibility that consent for the change in accounting method may be obtained within the next twelve months. If consent is obtained, the liability for uncertain tax positions would be reduced by approximately $2.6 million. The tax years 2003 to 2006 remain open to examination by major taxing jurisdictions.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Liability for Uncertain Tax Positions
2007
(in thousands)

Balance as of January 1, 2007	$ 6,486
Gross prior year increases	3,938
Gross prior year decreases	(2,690)
Gross current year increases	2,692
Settlements	(1,821)
Lapse of statue of limitations	(241)
Balance as of December 30, 2007	$ 8,364

14.	Shareholders’ Equity

During 2007, the Company announced that its Board of Directors approved a quarterly cash dividend on the Company’s common stock of $0.06 per share. A dividend was paid during the second, third and fourth quarters of 2007 to its shareholders. Total dividends of approximately $4.2 million were recorded in 2007 as a reduction to retained earnings. On May 18, 2007, the Company announced that its Board of Directors approved an increase in the Company’s existing share repurchase authorization from $25 million to $50 million. As of December 30, 2007, the Company had repurchased approximately 1.9 million shares of its common stock on the open market for approximately $30.0 million, which has been recorded as a reduction to common stock. The Company’s repurchase price average was $16.19 per share. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. O’Charley’s Inc. may repurchase shares from time to time on the open market under a Rule 10b5-1 plan or otherwise in private transactions, including structured transactions. The share repurchase program may be modified or discontinued at any time.

The Company’s charter authorizes 100,000 shares of preferred stock which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 30, 2007, no preferred shares had been issued.

On January 27, 2003, the Company issued 941,176 shares of common stock to the former owners of Ninety Nine as part of the purchase price of the acquisition of Ninety Nine Restaurants. The Company issued an additional 390,586 shares in January 2004, 407,843 shares in January 2005, 407,843 shares in January 2006, 94,118 in January 2007 and 94,118 in January of 2008. The issuance of the shares to the former owners of Ninety Nine was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

15. Earnings Per Share and Weighted Average Shares

The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted earnings per share.

	2007	2006	2005
	(in thousands)

Net earnings	$7,232	$18,890	$11,878

Weighted average shares outstanding — basic	23,352	23,323	22,837
Incremental shares	292	265	259
Weighted average shares outstanding — diluted	23,644	23,588	23,096

Basic earnings per common share	$0.31	$0.81	$0.52
Diluted earnings per common share	$0.31	$0.80	$0.51

For fiscal years 2007, 2006, and 2005, the number of anti-dilutive common stock equivalents excluded from the diluted weighted average shares calculation was approximately 866,000, 1,033,000, and 2,200,000, respectively. Basic and diluted earnings per share also include the dilutive effect of shares remaining to be issued to the prior owners of Ninety Nine due to the fact that the timing of issuance is related solely to the passage of time.

16. Team Member Benefit Plans

The Company has a 401(k) salary reduction and profit-sharing plan called the CHUX Savings Plan (the Plan). Under the Plan, team members can make contributions up to 15 percent of their annual compensation. The Company contributes annually to the Plan an amount equal to 50 percent of team member contributions, subject to certain limitations. Additional contributions are made at the discretion of the Board of Directors. Company contributions vest at the rate of 20 percent each year beginning after the team member’s initial year of employment. Company contributions were approximately $1,103,000 in 2007, $1,107,000 in 2006 and $1,126,000 in 2005.

The Company maintains a supplemental executive retirement plan for a select group of management team members to provide supplemental retirement income benefits through deferrals of salary and bonus. Participants in this plan can contribute, on a pre-tax basis, up to 50 percent of their base pay and 100 percent of their bonuses. The Company contributes annually to this plan an amount equal to a matching formula of each participant’s deferrals. Company contributions were approximately $480,000 in 2007, $383,000 in 2006 and $340,000 in 2005. The amount of the supplemental executive retirement plan liability payable to the participants at December 30, 2007 and December 31, 2006 was approximately $9,977,000 and $10,369,000, respectively, and is recorded in other liabilities on the consolidated balance sheets.

17. Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information is as follows:

	2007	2006	____2005____
		(in thousands)
Cash paid for interest	$12,314	$14,311	$13,660
Additions to capitalized lease obligations	—	—	4,510
Income taxes paid (net of refunds)	7,640	10,083	5,161
Other non-cash transactions:
Transfer of assets between assets held-for-sale and property and equipment, net	$4,410	$(198)	$5,708

18. Litigation and Contingencies

On November 5, 2007, the Company filed suit in Davidson County, Tennessee against Richard Arras, Steven Pahl and WI-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to WI-Tenn Restaurants, LLC, a joint venture owned 50% by the Company and 50% by Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin against the Company and seven of its current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment stemming from Defendants’ ownership in WI-Tenn Restaurants, LLC (the “Wisconsin Action”). Plaintiffs have alleged damages in excess of $75,000 in the Wisconsin Action, and on February 15, 2008, filed a counterclaim in the Tennessee Action against the Company and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). The Company has filed a motion to dismiss Defendants’ complaint in the Wisconsin Action, deny all liability and intend to vigorously contest the allegations contained in both the Wisconsin Action and Tennessee Counterclaim, and intend to vigorously prosecute the Tennessee Action against the Defendants.

The Company is also a defendant from time to time in various legal proceedings arising in the ordinary course of its business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants; claims relating to workplace, workers compensation and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to its joint venture and franchising initiatives; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

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

19. Franchising Arrangements

Meritage

On December 30, 2003, the Company entered into a multi-unit franchise agreement with a franchisee, Meritage Hospitality Group, Inc. to develop and operate O’Charley’s restaurants in Michigan. The agreement specifies the franchisee will develop 15 new O’Charley’s restaurants.

The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining 13 restaurants. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $212,500 as development fees at the closing of the agreement, which represents half of the fees associated with the 15 restaurants agreed upon. The franchisee is required to pay the other half of the development fee to the Company as each new restaurant opens. The Company did not recognize any development fee income in 2007 however the Company did recognize $25,000 and $100,000 in development fees in fiscal 2006 and 2005, respectively, related to the opening of franchised restaurants. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens. Additionally, pursuant to a settlement agreement that the Company reached with Meritage in 2007 related to a lawsuit which Meritage has dismissed, the Company agreed to provide certain financial and other accommodations to Meritage, including the tolling of Meritage’s development obligations as well as temporary franchise fee relief.

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

The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining eight restaurants. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $100,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the ten restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fee to the Company as each new restaurant opens. The development fees paid have been deferred and will be recognized in income as each restaurant opens. During 2007, this franchisee opened one restaurant in Des Moines, Iowa and the Company recognized development fees of $50,000 in income.

O’Candall Group, Inc.

On May 18, 2005, the Company entered into a Development Agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants by 2013. As of December 30, 2007 the franchisee had opened two O’Charley’s restaurants. The initial development plans are expected to focus on the Tampa, Florida, Orlando, Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio markets.

The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 for the initial restaurants and $25,000 each for the remaining restaurants in each of its four granted areas. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $500,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to the Company as each new restaurant opens. The Company recognized income of $50,000 in development fees in fiscal 2007 and fiscal 2006 related to the opening of franchised restaurants. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

Delaware North Companies Travel Hospitality Services, Inc.

On March 15, 2006, the Company entered into a Letter of Intent with Delaware North Companies Travel Hospitality Services, Inc. (“DNC”). Under the terms of the letter, DNC and/or certain of its affiliates would have the right to develop and operate one new O’Charley’s Restaurant in the Nashville International Airport (the “Airport”) located in Nashville, Tennessee. The Proposal was accepted by the Airport and we entered into an Operating Agreement with DNC on February 1, 2007. The restaurant opened in July 2007.

The franchising arrangement requires the Company to provide access to certain contractual arrangements that it has with its vendors in order for the franchisee to benefit from those contracts. The development fee is $30,000 for their restaurant. The franchisee is also required to pay a franchise fee that is based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $3,000 at the time of the signing the Letter of Intent., which represents a portion of the fees associated with the one restaurant agreed upon. The franchisee was required to pay the remaining amount of the fee to the Company when the new restaurant opened. The Company recognized in income $30,000 of development fees in fiscal 2007 related to the opening of the franchised restaurant.

20. Quarterly Financial and Restaurant Operating Data (Unaudited)

The following is a summary of certain quarterly results of operations data for each of the last two fiscal years. Fiscal year 2007 consisted of 52 weeks and fiscal year 2006 consisted of 53 weeks. As a result, some of the variations reflected in the following table are attributable to the different lengths of the fiscal quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(dollars in thousands, except per share data)
2007
Revenues	$ 312,889	$ 228,755	$ 220,898	$ 215,208
Income from operations	$ 14,617	$ 368	$ 1,027	$ 1,813
Net earnings (loss)	$ 8,008	$ (1,146)	$ (357)	$ 727
Basic earnings (loss) per common share	$ 0.34	$ (0.05)	$ (0.02)	$ 0.03
Diluted earnings (loss) per common share	$ 0.33	$ (0.05)	$ (0.02)	$ 0.03
Company-owned restaurants in operation, end of quarter	353	352	353	354

2006
Revenues	$ 306,451	$ 223,642	$ 218,981	$ 240,450
Income from operations	$ 14,320	$ 9,722	$ 6,103	$ 10,340
Net earnings	$ 7,199	$ 4,393	$ 2,146	$ 5,152
Basic earnings per common share	$ 0.31	$ 0.19	$ 0.09	$ 0.22
Diluted earnings per common share	$ 0.31	$ 0.19	$ 0.09	$ 0.22
Company-owned restaurants in operation, end of quarter	343	347	349	351

____________

21. Commitments

The Company has purchase commitments with various vendors through 2015. Outstanding commitments as of December 30, 2007 were approximately $380.7 million. These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, the Company used the existing market prices at December 30, 2007 to determine the amount of the obligation. Of the total unconditional purchase obligations shown, $380.7 million is based on variable pricing that is adjusted annually.

22. Subsequent Events

The Company announced that its Board of Directors approved a $20 million increase in the Company’s share repurchase authorization. Last year, the Board of Directors approved a $50 million repurchase authorization under which the Company has to date repurchased $30 million of its common stock. With the increased authorization, the Company can repurchase an additional $40 million of its common stock. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. O’Charley’s Inc. may repurchase shares from time to time on the open market under a Rule 10b5-1 plan or in private transactions, including structured transactions. The share repurchase program may be modified or discontinued at any time.

On February 4, 2008, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. The Amendment increases from $50,000,000 to $62,600,000 the base amount of aggregate stock repurchases and cash dividend payments which may be made over the term of the Credit Facility, with such base amount subject to increase upon the terms set forth in the Credit Agreement.

23. Supplementary Condensed Consolidating Financial Information of Subsidiary Guarantors

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent Senior Subordinated Notes due 2013. The obligations of the Company under the Senior Subordinated Notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company and the subsidiary guarantors as of December 30, 2007 and December 31, 2006 and for each of the fiscal years in the three-year period ended December 30, 2007.

Consolidating Balance Sheet

As of December 30, 2007

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated

ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$3,680	$6,269	$33	$9,982
Trade accounts receivable	8,549	9,085	(282)	17,352
Intercompany receivable (payable)	(270,585)	238,354	32,231	—
Inventories	4,106	14,220	56	18,382
Deferred income taxes	13,409	384	—	13,793
Assets held for sale	1,468	—	1,441	2,909
Other current assets	1,794	1,576	54	3,424
Total current assets (liabilities)	(237,579)	269,888	33,533	65,842
Property and Equipment, net	291,455	138,374	5,923	435,752
Goodwill	—	93,461	—	93,461
Intangible Assets	25	25,921	—	25,946
Other Assets	224,494	32,802	(229,314)	27,982
Total Assets (Liabilities)	$278,395	$560,446	$(189,858)	$648,983
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$9,330	$2,498	$(1,020)	$10,808
Accrued payroll and related expenses	13,275	4,474	12	17,761
Accrued expenses	16,238	7,614	(401)	23,451
Deferred revenue	—	18,270	(462)	17,808
Federal, state and local taxes (receivable) payable	(17,053)	25,535	80	8,562
Current portion of long-term debt and capitalized lease obligations	7,972	573	52	8,597
Total current liabilities	29,762	58,964	(1,739)	86,987
Other Liabilities	35,001	23,908	923	59,832
Long-Term Debt, less current portion	147,394	320	(20,060)	127,654
Capitalized Lease Obligations, less current portion	8,221	763	—	8,984
Shareholders’ Equity (Deficit):
Common stock	132,218	343,430	(300,663)	174,985
Retained earnings (accumulated deficit)	(74,201)	133,061	131,681	190,541
Total shareholders’ equity (deficit)	58,017	476,491	(168,982)	365,526
Total Liabilities and Shareholders’ Equity (Deficit)	$278,395	$560,446	$(189,858)	$648,983

Consolidating Balance Sheet

December 31, 2006

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated

ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$3,069	$16,524	$330	$19,923
Trade accounts receivable	6,715	8,434	(246)	14,903
Intercompany receivable (payable)	(217,762)	188,466	29,296	—
Inventories	3,673	27,135	87	30,895
Deferred income taxes	11,665	384	—	12,049
Assets held for sale	1,912	50	—	1,962
Other current assets	2,216	2,531	50	4,797
Total current assets (liabilities)	(188,512)	243,524	29,517	84,529
Property and Equipment, net	303,817	149,849	10,441	464,107
Goodwill	—	93,381	—	93,381
Intangible Assets	—	25,921	—	25,921
Other Assets	217,741	30,153	(227,194)	20,700
Total Assets (Liabilities)	$333,046	$542,828	$(187,236)	$688,638
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$16,058	$6,951	$(5,461)	$17,548
Accrued payroll and related expenses	17,019	4,244	4	21,267
Accrued expenses	17,606	7,295	(386)	24,515
Deferred revenue	—	20,242	(477)	19,765
Federal, state and local taxes (receivable) payable	(8,578)	25,911	103	17,436
Current portion of long-term debt and capitalized lease obligations	9,296	468	48	9,812
Total current liabilities	51,401	65,111	(6,169)	110,343
Other Liabilities	29,567	22,445	912	52,924
Long-Term Debt, less current portion	144,115	314	(17,889)	126,540
Capitalized Lease Obligations, less current portion	16,502	1,503	—	18,005
Shareholders’ Equity (Deficit):
Common stock	150,923	343,430	(300,663)	193,690
Retained earnings (accumulated deficit)	(59,462)	110,025	136,573	187,136
Total shareholders’ equity (deficit)	91,461	453,455	(164,090)	380,826
Total Liabilities and Shareholders’ Equity (Deficit)	$333,046	$542,828	$(187,236)	$688,638

Consolidating Statement of Operations

For the Year Ended December 30, 2007

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$ 542,900	$ 398,991	$ 27,606	$ 969,497
Commissary sales	—	244,553	(236,770)	7,783
Franchise and other revenue	935	(105)	(358)	472
	543,835	643,439	(209,522)	977,752
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	157,993	116,854	9,252	284,099
Payroll and benefits	192,807	142,313	(4,017)	331,103
Restaurant operating costs	97,254	69,532	17,975	184,761
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	448,054	328,699	23,210	799,963

Cost of commissary sales	—	243,782	(236,090)	7,692
Advertising and marketing expenses	—	32,147	387	32,534
General and administrative expenses	9,386	43,287	(3,421)	49,252
Depreciation and amortization, property and equipment	28,746	20,946	1,190	50,882
Impairment, disposal and restructuring charges, net	(91)	11,619	5,009	16,537
Pre-opening costs	1,801	1,311	(47)	3,065
	487,896	681,791	(209,762)	959,925
Income (Loss) from Operations	55,939	(38,352)	240	17,827
Other Expense (Income):
Interest expense, net	15,421	(3,898)	806	12,329
Other, net	54,280	(54,290)	—	(10)
	69,701	(58,188)	806	12,319
(Loss) Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(13,762)	19,836	(566)	5,508
Income Tax (Benefit) Expense	4,307	(6,208)	177	(1,724)
Net (Loss) Earnings	$ (18,069)	$ 26,044	$ (743)	$ 7,232

Consolidating Statement of Operations

For the Year Ended December 31, 2006

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$ 556,472	$ 395,983	$ 26,296	$ 978,751
Commissary sales	—	300,205	(289,860)	10,345
Franchise and other revenue	710	—	(282)	428
	557,182	696,188	(263,846)	989,524
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	177,023	118,639	(3,903)	291,759
Payroll and benefits	195,941	141,452	(8,584)	328,809
Restaurant operating costs	98,595	66,851	20,492	185,938
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	471,559	326,942	8,005	806,506

Cost of commissary sales	—	284,493	(275,428)	9,065
Advertising and marketing expenses	—	27,722	195	27,917
General and administrative expenses	6,567	45,425	219	52,211
Depreciation and amortization, property and equipment	27,339	18,886	389	46,614
Impairment, disposal and restructuring charges, net	2,021	77	—	2,098
Pre-opening costs	1,751	2,206	671	4,628
	509,237	705,751	(265,949)	949,039
Income (Loss) from Operations	47,945	(9,563)	2,103	40,485
Other Expense (Income):
Interest expense, net	17,111	(3,140)	430	14,401
Other, net	69,597	(69,603)	—	(6)
	86,708	(72,743)	430	14,395
(Loss) Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(38,763)	63,180	1,673	26,090
Income Tax (Benefit) Expense	(6,801)	13,538	463	7,200
(Loss) Earnings Before Cumulative Effect of Change in Accounting Principle	(31,962)	49,642	1,210	18,890
Net (Loss) Earnings	$ (31,962)	$ 49,642	$ 1,210	$ 18,890

Consolidating Statement of Operations

For the Year Ended December 25, 2005

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$ 547,326	$ 353,088	$ 20,915	$ 921,329
Commissary sales	—	253,994	(245,496)	8,498
Franchise and other revenue	482	—	(121)	361
	547,808	607,082	(224,702)	930,188
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	176,635	107,828	(7,072)	277,391
Payroll and benefits	196,646	117,374	4,493	318,513
Restaurant operating costs	98,067	69,437	4,913	172,417
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	471,348	294,639	2,334	768,321

Cost of commissary sales	—	237,321	(229,605)	7,716
Advertising and marketing expenses	—	25,470	—	25,470
General and administrative expenses	5,859	36,744	220	42,823
Depreciation and amortization, property and equipment	31,038	12,573	195	43,806
Impairment, disposal and restructuring charges, net	6,235	1,100	—	7,335
Pre-opening costs	3,531	2,432	308	6,271
	518,011	610,279	(226,548)	901,742
Income (Loss) from Operations	29,797	(3,197)	1,846	28,446
Other Expense (Income):
Interest expense, net	13,392	753	229	14,374
Other, net	54,530	(54,488)	—	42
	67,922	(53,735)	229	14,416
(Loss) Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(38,125)	50,538	1,617	14,030
Income Tax (Benefit) Expense	(5,437)	7,207	231	2,001
(Loss) Earnings Before Cumulative Effect of Change in Accounting Principle	(32,688)	43,331	1,386	12,029
Cumulative Effect of Change in Accounting Principle, net of tax	(151)	—	—	(151)
Net (Loss) Earnings	$ (32,839)	$ 43,331	$ 1,386	$ 11,878

Consolidating Statement of Cash Flows

For the Year Ended December 30, 2007

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$ (18,069)	$ 26,044	$ (743)	$ 7,232
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	28,746	20,946	1,190	50,882
Amortization of debt issuance costs	870	—	—	870
Deferred income taxes and other income tax related items	(7,760)	—	—	(7,760)
Share-based compensation	4,036	—	—	4,036
Amortization of deferred gain on sale-leasebacks	(1,056)	—	—	(1,056)
Loss on the sale of assets	199	—	—	199
Impairment, disposal and restructuring charges, net	(2,647)	11,619	5,010	13,982
Changes in assets and liabilities:
Trade accounts receivable	(1,834)	(651)	36	(2,449)
Inventories	(432)	12,712	30	12,310
Other current assets	423	955	(4)	1,374
Trade accounts payable	(6,728)	(4,453)	4,441	(6,740)
Deferred revenue	—	(1,972)	16	(1,956)
Accrued payroll, accrued expenses, and federal, state and local taxes	(10,058)	173	(29)	(9,914)
Other long-term assets and liabilities	2,958	(1,186)	2,131	3,903
Net cash (used in) provided by operating activities	(11,352)	64,187	12,078	64,913
Cash Flows from Investing Activities:
Additions to property and equipment	(18,835)	(31,482)	(1,681)	(51,998)
Proceeds from the sale of assets	4,303	10,391	—	14,694
Other, net	64,191	(53,351)	(10,694)	146
Net cash provided by (used in) investing activities	49,659	(74,442)	(12,375)	(37,158)
Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(10,415)	—	—	(10,415)
Dividends Paid	(4,228)	—	—	(4,228)
Shares repurchased	(30,000)	—	—	(30,000)
Excess tax benefit derived from share-based payments	737	—	—	737
Debt issuance costs	(52)	—	—	(52)
Proceeds from the exercise of stock options and issuances under stock purchase plan	6,262	—	—	6,262
Net cash used in financing activities	(37,696)	—	—	(37,696)
Increase in cash and cash equivalents	611	(10,255)	(297)	(9,941)
Cash and cash equivalents at beginning of the year	3,069	16,524	330	19,923
Cash and cash equivalents at end of the year	$ 3,680	$ 6,269	$ 33	$ 9,982

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$ (31,962)	$ 49,642	$ 1,210	$ 18,890
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	27,339	18,886	389	46,614
Amortization of debt issuance costs	1,342	—	—	1,342
Deferred income taxes and other income tax related items	(7,495)	—	—	(7,495)
Share-based compensation	2,655	—	—	2,655
Amortization of deferred gain on sale-leasebacks	(1,077)	—	—	(1,077)
Loss on the sale of assets	139	—	—	139
Impairment, disposal and restructuring charges, net	2,534	—	—	2,534
Changes in assets and liabilities:
Trade accounts receivable	(1,447)	(892)	288	(2,051)
Inventories	250	14,034	450	14,734
Other current assets	286	702	(1,386)	(398)
Trade accounts payable	3,646	(9,564)	1,592	(4,326)
Deferred revenue	(9,466)	8,361	(523)	(1,628)
Accrued payroll, accrued expenses, and federal, state and local taxes	7,555	2,370	1,169	11,094
Other long-term assets and liabilities	(3,857)	4,584	1,473	2,200
Net cash (used in) provided by operating activities	(9,558)	88,123	4,662	83,227
Cash Flows from Investing Activities:
Additions to property and equipment	(14,336)	(34,113)	(5,167)	(53,616)
Proceeds from the sale of assets	7,917	—	—	7,917
Other, net	39,476	(40,558)	819	(263)
Net cash provided by (used in) investing activities	33,057	(74,671)	(4,348)	(45,962)
Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(31,718)	—	—	(31,718)
Excess tax benefit derived from share-based payments	818	—	—	818
Debt issuance costs	(1,011)	—	—	(1,011)
Proceeds from the exercise of stock options and issuances under stock purchase plan	8,870	—	—	8,870
Net cash used in financing activities	(23,041)	—	—	(23,041)
Increase in cash and cash equivalents	458	13,452	314	14,224
Cash and cash equivalents at beginning of the year	2,611	3,072	16	5,699
Cash and cash equivalents at end of the year	$ 3,069	$ 16,524	$ 330	$ 19,923

Consolidating Statement of Cash Flows

For the Year Ended December 25, 2005

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$ (32,839)	$ 43,331	$ 1,386	$ 11,878
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization, property and equipment	31,038	12,573	195	43,806
Amortization of debt issuance costs	1,426	—	—	1,426
Deferred income taxes and other income tax related items	(3,653)	—	—	(3,653)
Share-based compensation	485	—	—	485
Amortization of deferred gain on sale-leasebacks	(1,056)	—	—	(1,056)
Loss on the sale of assets	218	15	—	233
Impairment, disposal and restructuring charges, net	6,235	1,100	—	7,335
Changes in assets and liabilities:
Trade accounts receivable	(1,833)	(1,413)	(28)	(3,274)
Inventories	(604)	(11,377)	(25)	(12,006)
Other current assets	(2,790)	1,132	2,035	377
Trade accounts payable	5,816	5,176	(3,377)	7,615
Deferred revenue	1,022	1,127	34	2,183
Accrued payroll, accrued expenses, and federal, state and local taxes	3,836	1,232	(1,290)	3,778
Other long-term assets and liabilities	3,790	1,963	(2,822)	2,931
Tax benefit derived from exercise of stock options	674	—	—	674
Net cash provided by (used in) operating activities	11,765	54,859	(3,892)	62,732
Cash Flows from Investing Activities:
Additions to property and equipment	(14,805)	(47,088)	(6,885)	(68,778)
Proceeds from the sale of assets	3,364	—	—	3,364
Other, net	4,112	(12,371)	10,246	1,987
Net cash (used in) provided by investing activities	(7,329)	(59,459)	3,361	(63,427)
Cash Flows from Financing Activities:
Proceeds from long-term debt	5,885	—	—	5,885
Payments on long-term debt and capitalized lease obligations	(15,855)	—	—	(15,855)
Proceeds from the exercise of stock options and issuances under stock purchase plan	5,592	—	—	5,592
Net cash used in financing activities	(4,378)	—	—	(4,378)
Increase (decrease) in cash and cash equivalents	58	(4,600)	(531)	(5,073)
Cash and cash equivalents at beginning of the year	2,553	7,672	547	10,772
Cash and cash equivalents at end of the year	$ 2,611	$ 3,072	$ 16	$ 5,699

Schedule II Valuation and Qualifying Accounts

		Additions
	Balance at	charged to	Charged to		Balance
	beginning	costs and	other		at end
Description	of period	expenses	accounts	Deductions	of period
	(Dollars in thousands)
Valuation allowance for state net operating loss carry-forwards
Year ended December 30, 2007	$ 4,288	$ 485	$ —	$ 1	$ 4,772
Year ended December 31, 2006	2,961	1,340	—	13	4,288
Year ended December 25, 2005	1,775	1,234	—	48	2,961

For the year ended December 30, 2007, the additions charged to costs and expenses is less than prior years due to the adoption of FIN 48, which requires the state operating loss deferred tax asset and related valuation allowance to be reduced for state adjustment items.

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

Management’s Annual Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 30, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

O’Charley’s Inc.:

We have audited O’Charley’s Inc.’s (the Company’s) internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). O’Charley’s Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, O’Charley’s Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O’Charley’s Inc. as of December 30, 2007 and December 31, 2006 and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended December 30, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee

March 12, 2008

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 21, 2008, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 21, 2008, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Director Compensation” and “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 21, 2008, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Security Ownership of Certain Beneficial Owners,” “Election of Directors” and “Equity Compensation Plans” information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 21, 2008, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Certain Transactions” information required by Item 13 of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 21, 2008, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Fees Billed to the Company by KPMG LLP During 2007 and 2006” information required by Item 14 of Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements: See Item 8

2.	Financial Statement Schedules: See Item 8

3.	Management Contracts and Compensatory Plans and Arrangements

•	O’Charley’s Inc. 1985 Stock Option Plan (included as Exhibit 10.6)

•	O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.7)

•	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.8)

•	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.9)

•	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.10)

•	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.11)

•	O’Charley’s 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.12)

•	CHUX Ownership Plan, as amended (included as Exhibit 10.13)

•	O’Charley’s 2000 Stock Incentive Plan (included as Exhibit 10.14)

•	O’Charley’s Inc. Executive Incentive Plan (included as Exhibit 10.15)

•	Form of Incentive Stock Option Agreement (included as Exhibit 10.33)

•	Form of Non-Qualified Stock Option Agreement (included as Exhibit 10.34)

•	Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (included as Exhibit 10.35)

•	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (included as Exhibit 10.36)

•	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (included as Exhibit 10.37)

•	Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (included as Exhibit 10.38)

•	Form of Restricted Stock Agreement for Directors (included as Exhibit 10.39)

•	Summary of Director and Executive Officer Compensation (included as Exhibit 10.50)

•	O’Charley’s Inc. Deferred Compensation Plan (as amended) (included as Exhibit 10.51)

•	Amendment to CHUX Ownership Plan (included as Exhibit 10.52)

•	Letter Agreement, dated August 25, 2005, between O’Charley’s Inc. and Randall C. Harris (included as Exhibit 10.53)

•	Non-Compete/Severance Letter Agreement, dated October 3, 2005, between Randall C. Harris and O’Charley’s Inc. (included as Exhibit 10.54)

•	Severance Compensation Agreement, dated as of October 3, 2005, between O’Charley’s Inc. and Randall C. Harris (included as Exhibit 10.55)

•	Severance and Consulting and General Release, dated July 6, 2006 between Herman A. Moore, Jr. and O’Charley’s Inc. (included as Exhibit 10.56)

•	Form of Executive Employment Agreement, dated November 6, 2007, between O’Charley’s Inc. and each of Lawrence E. Hyatt, Jeffrey D. Warne and John R. Grady (included as Exhibit 10.57)

•	Executive Employment Agreement, dated March 10, 2008, between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.58)

4. Exhibits:

Exhibit Number		Description
2.1	—

Asset Purchase Agreement by and among O’Charley’s Inc., 99 Boston, Inc., 99 Boston of Vermont, Inc., Doe Family II LLC, and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601 (b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002)

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

O’Charley’s Inc. Executive Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the Commission on April 19, 2007)

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

10.30	—	Amendment and Consent, dated as of July 12, 2007, by and among O’Charley’s Inc. and Wachovia Bank, National Association, as Administrative Agent
10.31	—

Second Amendment, dated as of February 4, 2008, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2008)

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

10.33	—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.34	—	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)
10.35	—	Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)
10.36	—

Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.37	—	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting)
10.38	—	Form of Restricted Stock Agreement for Employees (Time-Based Vesting)
10.39	—	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)
10.40	—

Development Agreement, dated as of August 20, 2004, by and among O’Charley’s Inc., JFC Enterprises, LLC and Kurt Strang (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.41	—

Limited Liability Company Agreement of JFC Enterprises, LLC, dated as of August 20, 2004, by and among O’Charley’s Inc. and Kurt Strang (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.42	—

Revolving Loan Agreement, dated as of August 20, 2004, by and between JFC Enterprises, LLC and O’Charley’s Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.43	—

Master Secured Demand Promissory Note, dated as of August 20, 2004, made by JFC Enterprises, LLC (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.44	—

Development Agreement, dated as of November 8, 2004, by and among O’Charley’s Inc., Wi-Tenn Restaurants, LLC, Wi-Tenn Investors, LLC, Richard K. Arras and Steven J. Pahl. (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.45	—

Limited Liability Company Agreement of Wi-Tenn Restaurants, LLC, dated as of November 8, 2004, by and among O’Charley’s Inc. and Wi-Tenn Investors, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.46	—

Revolving Loan Agreement, dated as of November 8, 2004, by and between Wi-Tenn Restaurants, LLC and O’Charley’s Inc. (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

10.47	—

Master Secured Promissory Note, dated as of November 8, 2004, made by Wi-Tenn Restaurants, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)

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

10.50	—	Summary of Director and Executive Officer Compensation
10.51	—	O’Charley’s Inc., Deferred Compensation Plan (as amended) (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K for the year ended December 26, 2004)
10.52	—	Amendment to CHUX Ownership Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8, Registration No. 333-126221)
10.53	—

Letter Agreement, dated August 25, 2005, between O’Charley’s Inc. and Randall C. Harris (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2005)

10.54	—

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

10.57	—

Form of Executive Employment Agreement, dated November 6, 2007, between O’Charley’s Inc. and each of Lawrence E. Hyatt, Jeffrey D. Warne and John R. Grady (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2007)

10.58	—

Executive Employment Agreement, dated March 10, 2008, between O’Charley’s Inc. and Gregory L. Burns (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2008)

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

O’CHARLEY’S INC.

Date: March 12, 2008	By: /s/ GREGORY L. BURNS
Gregory L. Burns
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GREGORY L. BURNS	Chief Executive Officer and Chairman of the Board	March 12, 2008
Gregory L. Burns	(Principal Executive Officer)
/s/ LAWRENCE E. HYATT	Chief Financial Officer, Secretary and Treasurer	March 12, 2008
Lawrence E. Hyatt	(Principal Financial Officer)
/s/ R. JEFFREY WILLIAMS	Chief Accounting Officer and Corporate Controller	March 12, 2008
R. Jeffrey Williams	(Principal Accounting Officer)
/s/ RICHARD REISS, JR	Director	March 12, 2008
Richard Reiss, Jr.
/s/ G. NICHOLAS SPIVA	Director	March 12, 2008
G. Nicholas Spiva
/s/ H. STEVE TIDWELL	Director	March 12, 2008
H. Steve Tidwell
/s/ SHIRLEY A. ZEITLIN	Director	March 12, 2008
Shirley A. Zeitlin
/s/ ROBERT J. WALKER	Director	March 12, 2008
Robert J. Walker
/s/ DALE W. POLLEY	Director	March 12, 2008
Dale W. Polley
/s/ WILLIAM F. ANDREWS	Director	March 12, 2008
William F. Andrews