Form 10-Q
period 2008-04-20
O CHARLEYS INC
filed 2008-05-23
CIK 864233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 20, 2008

Commission file number 0-18629

O’Charley’s Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1192475

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3038 Sidco Drive, Nashville, Tennessee	37204

(Address of principal executive offices)	(Zip Code)

(615) 256-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 20, 2008

Common Stock, no par value	21,927,762 shares

O’Charley’s Inc.

Form 10-Q
For the Quarter Ended April 20, 2008
Index

Page No.
Part I — Financial Information
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Balance Sheets as of April 20, 2008 and December 30, 2007	3
Consolidated Statements of Earnings for the 16 weeks ended April 20, 2008 and April 22, 2007	4
Consolidated Statements of Cash Flows for the 16 weeks ended April 20, 2008 and April 22, 2007	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
Part II — Other Information
Item 1. Legal Proceedings	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 6. Exhibits	29
Signatures	30

EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 20,	December 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,562	$9,982
Trade accounts receivable	12,700	17,352
Inventories	18,960	18,382
Deferred income taxes	10,163	13,793
Assets held for sale	2,851	2,909
Other current assets	5,423	3,424
Total current assets	55,659	65,842

Property and Equipment, net	432,707	435,752
Goodwill	93,656	93,461
Intangible Assets	25,946	25,946
Other Assets	40,854	27,982
Total Assets	$648,822	$648,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$21,948	$10,808
Accrued payroll and related expenses	17,311	17,761
Accrued expenses	25,958	23,451
Deferred revenue	8,213	17,808
Federal, state and local taxes	14,737	8,562
Current portion of long-term debt and capitalized lease obligations	9,221	8,597
Total current liabilities	97,388	86,987
Other Liabilities	58,776	59,832
Long-Term Debt, less current portion	128,120	127,654
Capitalized Lease Obligations, less current portion	6,052	8,984
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 21,998,500 in 2008 and 23,148,313 in 2007	158,878	174,985
Retained earnings	199,608	190,541
Total shareholders’ equity	358,486	365,526
Total Liabilities and Shareholders’ Equity	$648,822	$648,983

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF EARNINGS
16 Weeks Ended April 20, 2008 and April 22, 2007
(In thousands, except per share data)
(Unaudited)

	2008	2007

Revenues:
Restaurant sales	$297,176	$309,116
Commissary sales	—	3,729
Franchise and other revenue	319	44
	297,495	312,889
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	87,681	89,920
Payroll and benefits	101,618	104,533
Restaurant operating costs	58,486	56,840
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	247,785	251,293

Cost of commissary sales	—	3,386
Advertising and marketing expenses	11,335	10,049
General and administrative expenses	13,591	16,258
Depreciation and amortization, property and equipment	15,583	15,258
Impairment, disposal and restructuring charges, net	(196)	913
Pre-opening costs	819	1,115
	288,917	298,272
Income from Operations	8,578	14,617
Other Expense (Income):
Interest expense, net	3,842	3,896
Other, net	1	(5)
	3,843	3,891
Earnings Before Income Taxes	4,735	10,726
Income Tax (Benefit) / Expense	(5,642)	2,718
Net Earnings	$10,377	$8,008

Basic Earnings per Common Share:
Net earnings	$0.48	$0.34
Weighted average common shares outstanding	21,677	23,765

Diluted Earnings per Common Share:
Net earnings	$0.48	$0.33
Weighted average common shares outstanding	21,807	24,130

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
16 Weeks Ended April 20, 2008 and April 22, 2007
(In thousands)
(Unaudited)

	2008	2007

Cash Flows from Operating Activities:
Net earnings	$10,377	$8,008
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	15,583	15,258
Amortization of debt issuance costs	300	281
Share-based compensation	1,462	1,270
Amortization of deferred gain on sale-leaseback	(325)	(325)
Deferred income taxes and other income tax related items	(10,634)	215
Loss on the sale of assets	27	23
Impairment, disposal and restructuring charges, net	(330)	992
Changes in assets and liabilities:
Trade accounts receivable	4,652	1,204
Inventories	(578)	(1,536)
Other current assets	(1,999)	(2,487)
Trade accounts payable	11,140	(2,446)
Deferred revenue	(9,595)	(10,117)
Accrued payroll, accrued expenses, and federal, state and local taxes	7,776	(2,798)
Other long-term assets and liabilities	717	662
Net cash provided by operating activities	28,573	8,204

Cash Flows from Investing Activities:
Additions to property and equipment	(14,014)	(15,352)
Proceeds from the sale of assets	1,831	49
Other, net	93	85
Net cash used in investing activities	(12,090)	(15,218)

Cash Flows from Financing Activities:
Proceeds from long-term debt	976	—
Payments on long-term debt and capitalized lease obligations	(3,559)	(4,279)
Excess tax benefit from share-based payments	—	224
Dividends paid	(1,310)	—
Shares repurchased	(17,775)	—
Other financing activities	137	—
Proceeds from the exercise of stock options and issuances under stock purchase plan	628	2,113
Net cash used in financing activities	(20,903)	(1,942)
Decrease in Cash and Cash Equivalents	(4,420)	(8,956)
Cash and Cash Equivalents at Beginning of the Period	9,982	19,923
Cash and Cash Equivalents at End of the Period	$5,562	$10,967

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16 Weeks Ended April 20, 2008 and April 22, 2007

(Unaudited)

A.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and its second, third and fourth quarters consisting of twelve weeks each in most years.

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

These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. Certain reclassifications have been made to the prior year information to conform to the current year presentation. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles.

B. FAIR VALUE MEASUREMENTS

Effective December 31, 2007, the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective December 31, 2007, the first day of fiscal 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.  As a result, the adoption of SFAS 157 did not have a material impact on the Company. The Company applied the provisions of FASB Staff Position (“FSP”) FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and is still evaluating the impact on its Consolidated Financial Statements.

Fair value is defined under SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

The deferred compensation asset is comprised of various investment funds, which are valued based upon their quoted market prices. The interest rate swap asset is valued based upon a mathematical approximation of market value, which can be observed moving directionally in relation to changes in the LIBOR.

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	Fair Value Measurement at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	April 20, 2008 Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Deferred compensation plan asset	$7,977	$—	$—	$7,977
Interest rate swap asset	—	1,710	—	1,710
Total	$7,977	$1,710	$—	$9,687

C. SHARE-BASED COMPENSATION

Total share-based compensation expense for the first quarter of 2008 was approximately $1.5 million and for the first quarter of 2007 was approximately $1.3 million. The Company’s net share-based compensation expense primarily consisted of expense associated with restricted stock awards and to a lesser extent expense associated with unvested stock options and the Company’s employee share purchase plan.

During 2004, the Company changed its approach to equity-based compensation and discontinued issuing stock options, choosing to only issue restricted stock awards. As a result, during the first quarter of 2008, the Company granted approximately 0.4 million shares of time vested restricted stock awards to certain members of senior management, members of its board of directors and other employees. The Company also granted approximately 0.1 million of performance vested restricted stock to certain members of its senior management. The Company recognized share-based compensation expense of approximately $0.2 million related to these restricted stock awards granted during the 16-week period ended April 20, 2008. As of April 20, 2008, there were approximately 1.4 million options outstanding and 1.0 million restricted stock awards outstanding.

D. CASH DIVIDENDS AND STOCK REPURCHASE PROGRAM

On February 15, 2008, the Company announced that its Board of Directors approved a quarterly cash dividend on the Company’s common stock of $0.06 per share. The dividend was payable on March 28, 2008 to shareholders of record on March 14, 2008. The total dividend of approximately $1.3 million was recorded in the first quarter of 2008 as a reduction to retained earnings.

On February 7, 2008, the Company announced that its Board of Directors approved a $20 million increase in the Company's share repurchase authorization. During 2007, the Board of Directors approved a $50 million repurchase authorization under which the Company had repurchased $30 million of its common stock by the end of fiscal 2007. With the increased authorization effective on February 7, 2008, the Company can repurchase an additional $40 million of its common stock. As a result, during the first quarter of 2008, the Company repurchased an additional 1.5 million shares for approximately $17.8 million. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. O'Charley's Inc. may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The share repurchase program may be modified or discontinued at any time. The Company also announced that it has amended its revolving credit facility to permit this increased level of share repurchases.

E.	NET EARNINGS PER COMMON SHARE

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

	16 Weeks Ended
	April 20,	April 22,
	2008	2007

Net earnings	$10,377	$8,008

Weighted average common shares outstanding	21,677	23,765
Incremental options and restricted shares outstanding	130	365
Weighted average diluted common shares outstanding	21,807	24,130

Basic earnings per common share	$0.48	$0.34
Diluted earnings per common share	$0.48	$0.33

Options for approximately 1.3 million and 0.5 million shares were excluded from the 2008 and 2007 16-week diluted weighted average share calculations, respectively, due to the shares being anti-dilutive.

F.	DERIVATIVE INSTRUMENTS

As of April 20, 2008, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $78.0 million, which effectively convert an equal portion of the fixed-rate indebtedness related to the Company’s $125.0 million senior subordinated notes due 2013 into variable-rate obligations (fair value hedges). The terms and conditions of the swaps mirror the terms and conditions of the respective debt. The Company’s purpose for holding such instruments is to hedge its exposure to fair value fluctuations due to changes in market interest rates, as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt. The interest rate for these swap agreements is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent.

G.	LEGAL PROCEEDINGS

On November 5, 2007, the Company filed suit in Davidson County, Tennessee against Richard Arras, Steven Pahl and WI-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to WI-Tenn Restaurants, LLC, a joint venture owned 50% by the Company and 50% by the Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin against the Company and seven of its current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment stemming from Defendants’ ownership in WI-Tenn Restaurants, LLC (the “Wisconsin Action”). Plaintiffs have alleged damages in excess of $75,000 in the Wisconsin Action, and on February 15, 2008, filed a counterclaim in the Tennessee Action against the Company and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). The Company has filed a motion to dismiss Defendants’ complaint in the Wisconsin Action, denies all liability and intends to vigorously contest the allegations contained in both the Wisconsin Action and Tennessee Counterclaim, and intends to vigorously prosecute the Tennessee Action against the Defendants.

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

The amount shown in assets held for sale as of April 20, 2008 on the consolidated balance sheet consists of assets related to one Company-owned O’Charley’s restaurant that has been closed and two prospective restaurant sites, which were added to assets held for sale during the quarter, that the Company no longer plans to utilize. The closed restaurant and the real estate are currently being marketed for sale. The net book value related to closed restaurant and real estate is approximately $1.5 million and $1.4, respectively. The impairment charges related to the closed restaurant were recorded in prior quarters. The Company does not recognize depreciation expense for assets being held for sale. During the first quarter of 2008, the Company sold assets held for sale with an approximate net book value of $1.5 million and recognized a gain of approximately $0.3 million on the sale of those assets.

I.	FRANCHISE AND JOINT VENTURE ARRANGEMENTS

In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any joint venture in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. As of April 20, 2008 the Company has a 50% interest in two joint ventures to operate O’Charley’s restaurants. Under Financial Accounting Standards Board Interpretation (FIN) No. 46R, the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities. Since the Company currently bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46R, the Company consolidates the joint ventures in its consolidated financial statements. The JFC Enterprise, LLC, joint venture partner has neither the obligation nor the ability to contribute their proportionate share of expected future losses. Such losses may require additional financial support from the Company. As of April 20, 2008, JFC Enterprises, LLC, which owns and operates two O’Charley’s restaurants in Louisiana, had loans outstanding due to the Company of approximately $8.5 million. As of April 20, 2008, Wi-Tenn Restaurants, LLC, which owns and operates one O’Charley’s restaurant in Wisconsin, had loans outstanding due to the Company of approximately $4.0 million. The loans to Wi-Tenn Restaurants, LLC, were primarily used to purchase the property and fund construction of its first restaurant.

J. INCOME TAXES

Based upon the Company’s current estimated full-year results, it expects its full year effective tax rate to be negative 127 percent. Under U.S. generally accepted accounting principles (“GAAP”), the Company is required to apply its estimated full year rate on a year to date basis in each interim period. The Company projects that its tax credits, which are primarily the FICA tip credits and the Work Opportunity Tax Credit (WOTC), will be approximately $7.6 million for the year. The FICA (Social Security and Medicare taxes) tip credit is a non refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips. Given the Company’s projected pretax profit on a GAAP basis, these credits are expected to exceed its tax liability at the applicable statutory rates.

K.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The Company has not yet determined the impact if any, that SFAS No. 141(R) may have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of Accounting Research Bulletin (“ARB”) No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company has not yet determined the impact if any, that SFAS No. 160 may have on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The Company is required to adopt SFAS No. 161 in the first quarter of 2009.  The Company has not yet determined the impact if any, that SFAS No. 161 may have on its results of operations and financial position.

L.	SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of April 20, 2008 and December 30, 2007 and for the 16 weeks ended April 20, 2008 and April 22, 2007.

Consolidating Balance Sheet

As of April 20, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,155	$(6,135)	$8,542	$5,562
Trade accounts receivable	6,833	6,621	(754)	12,700
Intercompany receivable (payable)	(282,126)	241,190	40,936	—
Inventories	4,277	14,625	58	18,960
Deferred income taxes	9,779	384	—	10,163
Assets held for sale	2,851	—	—	2,851
Other current assets	2,885	1,824	714	5,423
Total current assets (liabilities)	(252,346)	258,509	49,496	55,659
Property and Equipment, net	286,528	140,348	5,831	432,707
Goodwill	—	93,656	—	93,656
Intangible Assets	25	25,921	—	25,946
Other Assets	238,926	31,272	(229,344)	40,854
Total Assets (Liabilities)	$273,133	$549,706	$(174,017)	$648,822
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$13,455	$333	$8,160	$21,948
Accrued payroll and related expenses	12,908	4,391	12	17,311
Accrued expenses	20,190	6,555	(787)	25,958
Deferred revenue	—	8,836	(623)	8,213
Federal, state and local taxes (receivable) payable	(10,635)	25,297	75	14,737
Current portion of long-term debt and capitalized lease obligations	8,317	904	—	9,221
Total current liabilities	44,235	46,316	6,837	97,388
Other Liabilities	35,359	22,492	925	58,776
Long-Term Debt, less current portion	148,880	396	(21,156)	128,120
Capitalized Lease Obligations, less current portion	5,768	284	—	6,052
Shareholders’ Equity (Deficit):
Common stock	116,111	343,431	(300,664)	158,878
Retained earnings (deficit)	(77,220)	136,787	140,041	199,608
Total shareholders’ equity (deficit)	38,891	480,218	(160,623)	358,486
Total Liabilities and Shareholders’ Equity (Deficit)	$273,133	$549,706	$(174,017)	$648,822
`

Consolidating Balance Sheet

As of December 30, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,680	$6,269	$33	$9,982
Trade accounts receivable	8,549	9,085	(282)	17,352
Intercompany receivable (payable)	(270,585)	238,354	32,231	—
Inventories	4,106	14,220	56	18,382
Deferred income taxes	13,409	384	—	13,793
Assets held for sale	1,468	—	1,441	2,909
Other current assets	1,794	1,576	54	3,424
Total current assets (liabilities)	(237,579)	269,888	33,533	65,842
Property and Equipment, net	291,455	138,374	5,923	435,752
Goodwill	—	93,461	—	93,461
Intangible Assets	25	25,921	—	25,946
Other Assets	224,494	32,802	(229,314)	27,982
Total Assets (Liabilities)	$278,395	$560,446	$(189,858)	$648,983
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$9,330	$2,498	$(1,020)	$10,808
Accrued payroll and related expenses	13,275	4,474	12	17,761
Accrued expenses	16,238	7,614	(401)	23,451
Deferred revenue	—	18,270	(462)	17,808
Federal, state and local taxes (receivable) payable	(17,053)	25,535	80	8,562
Current portion of long-term debt and capitalized lease obligations	7,972	573	52	8,597
Total current liabilities	29,762	58,964	(1,739)	86,987
Other Liabilities	35,001	23,908	923	59,832
Long-Term Debt, less current portion	147,394	320	(20,060)	127,654
Capitalized Lease Obligations, less current portion	8,221	763	—	8,984
Shareholders’ Equity (Deficit):
Common stock	132,218	343,430	(300,663)	174,985
Retained earnings (deficit)	(74,201)	133,061	131,681	190,541
Total shareholders’ equity (deficit)	58,017	476,491	(168,982)	365,526
Total Liabilities and Shareholders’ Equity (Deficit)	$278,395	$560,446	$(189,858)	$648,983

Consolidating Statement of Operations

16 Weeks Ended April 20, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$167,522	$121,737	$7,917	$297,176
Commissary sales	—	26,792	(26,792)	—
Franchise and other revenue	323	91	(95)	319
	167,845	148,620	(18,970)	297,495

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	48,841	36,065	2,775	87,681
Payroll and benefits	60,021	43,595	(1,998)	101,618
Restaurant operating costs	30,189	22,407	5,890	58,486
Cost of restaurant sales, exclusive of depreciation and	139,051	102,067	6,667	247,785
amortization shown separately below

Cost of commissary sales	—	26,720	(26,720)	—
Advertising and marketing expenses	—	11,200	135	11,335
General and administrative expenses	2,869	11,174	(452)	13,591
Depreciation and amortization, property and equipment	8,880	6,430	273	15,583
Impairment, disposal and restructuring charges, net	(33)	54	(217)	(196)
Pre-opening costs	451	368	—	819
	151,218	158,013	(20,314)	288,917
Income (loss) from Operations	16,627	(9,393)	1,344	8,578
Other Expense (Income):
Interest expense, net	3,622	(27)	247	3,842
Other, net	16,754	(16,753)	—	1
	20,376	(16,780)	247	3,843
(Loss) Earnings Before Income Taxes	(3,749)	7,387	1,097	4,735
Income Tax (Benefit) Expense	5,111	(9,361)	(1,392)	(5,642)
Net (Loss) Earnings	$(8,860)	$16,748	$2,489	$10,377

Consolidating Statement of Operations

16 Weeks Ended April 22, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$176,022	$124,365	$8,729	$309,116
Commissary sales	—	92,270	(88,541)	3,729
Franchise and other revenue	162	—	(118)	44
	176,184	216,635	(79,930)	312,889

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	52,409	36,330	1,181	89,920
Payroll and benefits	61,166	44,630	(1,263)	104,533
Restaurant operating costs	29,007	22,340	5,493	56,840
Cost of restaurant sales, exclusive of depreciation and	142,582	103,300	5,411	251,293
amortization shown separately below

Cost of commissary sales	—	89,639	(86,253)	3,386
Advertising and marketing expenses	—	9,946	103	10,049
General and administrative expenses	2,718	13,782	(242)	16,258
Depreciation and amortization, property and equipment	8,703	6,177	378	15,258
Impairment, disposal and restructuring charges, net	(112)	1,025	—	913
Pre-opening costs	902	258	(45)	1,115
	154,793	224,127	(80,648)	298,272
Income (Loss) from Operations	21,391	(7,492)	718	14,617
Other Expense (Income):
Interest expense, net	3,408	226	262	3,896
Other, net	17,597	(17,602)	—	(5
	21,005	(17,376)	262	3,891
Earnings Before Income Taxes	386	9,884	456	10,726
Income Tax (Benefit) Expense	(18)	2,616	120	2,718
Net Earnings	$404	$7,268	$336	$8,008

Consolidating Statement of Cash Flows

16 Weeks Ended April 20, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) earnings	$(8,860)	$16,748	$2,489	$10,377
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	8,880	6,430	273	15,583
Amortization of debt issuance costs	300	—	—	300
Share–based compensation	1,462	—	—	1,462
Amortization of deferred gain on sale-leaseback	(325)	—	—	(325)
Deferred income taxes and other income tax items	(10,634)	—	—	(10,634)
Loss on the sale of assets	27	—	—	27
Impairment, disposal and restructuring charges, net	(1,383)	20	1,033	(330)
Changes in assets and liabilities:
Trade accounts receivable	1,715	2,464	473	4,652
Inventories	(171)	(406)	(1)	(578)
Other current assets	(1,090)	(248)	(661)	(1,999)
Trade accounts payable	4,126	(2,165)	9,179	11,140
Deferred revenue	—	(9,434)	(161)	(9,595)
Accrued payroll, other accrued expenses and federal, state, and local taxes	9,546	(1,379)	(391)	7,776
Other long-term assets and liabilities	633	53	31	717
Net cash provided by operating activities	4,226	12,083	12,264	28,573

Cash flows from Investing Activities:
Additions to property and equipment	(3,799)	(8,626)	(1,589)	(14,014)
Proceeds from the sale of assets	14	—	1,817	1,831
Other, net	18,788	(15,861)	(2,834)	93
Net cash used in investing activities	15,003	(24,487)	(2,606)	(12,090)

Cash Flows from Financing Activities:
Proceeds from long-term debt	976	—	—	976
Payments on long-term debt and capitalized lease obligations	(2,410)	—	(1,149)	(3,559)
Dividends paid	(1,310)	—	—	(1,310)
Shares repurchased	(17,775)	—	—	(17,775)
Other financing activities	137	—	—	137
Proceeds from the exercise of stock options and issuances under stock purchase plan	628	—	—	628
Net cash used in financing activities	(19,754)	—	(1,149)	(20,903)

(Decrease) increase in cash and cash equivalents	(525)	(12,404)	8,509	(4,420)
Cash and cash equivalents at beginning of the period	3,680	6,269	33	9,982
Cash and cash equivalents at end of the period	$3,155	$(6,135)	$8,542	$5,562

Consolidating Statement of Cash Flows

16 Weeks Ended April 22, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash flows from Operating Activities:
Net earnings	$404	$7,268	$336	$8,008
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, property and equipment	8,703	6,177	378	15,258
Amortization of debt issuance costs	281	—	—	281
Share–based compensation	1,270	—	—	1,270
Amortization of deferred gain on sale-leaseback	(325)	—	—	(325)
Deferred income taxes and other income tax related items	215	—	—	215
Loss on the sale of assets	23	—	—	23
Impairment, disposal and restructuring charges, net	992	—	—	992
Changes in assets and liabilities:
Trade accounts receivable	986	225	(7)	1,204
Inventories	(281)	(1,269)	14	(1,536)
Other current assets	(1,258)	816	(2,045)	(2,487)
Trade accounts payable	(3,473)	(1,575)	2,602	(2,446)
Deferred revenue	—	(10,076)	(41)	(10,117)
Accrued payroll, other accrued expenses and federal, state, and local taxes	(1,690)	(1,118)	10	(2,798)
Other long-term assets and liabilities	121	610	(69)	662
Net cash provided by operating activities	5,968	1,058	1,178	8,204

Cash flows from Investing Activities:
Additions to property and equipment	(8,987)	(5,679)	(686)	(15,352)
Proceeds from the sale of assets	49	—	—	49
Other, net	4,457	(3,601)	(771)	85
Net cash used in investing activities	(4,481)	(9,280)	(1,457)	(15,218)

Cash flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(4,279)	—	—	(4,279)
Excess tax benefit from share-based payments	224	—	—	224
Proceeds from the exercise of stock options and issuances under stock purchase plan	2,113	—	—	2,113
Net cash used in financing activities	(1,942)	—	—	(1,942)

Decrease in Cash and Cash Equivalents	(455)	(8,222)	(279)	(8,956)
Cash and Cash Equivalents at Beginning of the Period	3,069	16,524	330	19,923
Cash and Cash Equivalents at End of the Period	$2,614	$8,302	$51	$10,967

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the adverse effect on our sales of decreases in consumer spending; our ability to successfully implement and realize projected sales increases from our re-branding efforts; our ability to increase operating margins and increase same store sales at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; our ability to successfully implement changes to our supply chain; our ability to sell closed restaurants and other surplus assets; the effect of increased competition; the resolution of outstanding legal proceedings; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of April 20, 2008, we operated 228 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 114 Ninety Nine restaurants in nine Northeastern states, and ten Stoney River restaurants in six states in the Southeast and Midwest. As of April 20, 2008, we had nine franchised O’Charley’s restaurants, including four franchised O’Charley’s restaurants in Michigan, two franchised O'Charley's restaurants in Ohio, one O’Charley’s franchised restaurant in Iowa, one O’Charley’s franchised restaurant in Pennsylvania and one O’Charley’s franchised restaurant in Tennessee at the Nashville International Airport. As of April 20, 2008, we had two joint venture O’Charley’s restaurants in Louisiana, and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest. Our fiscal year ends on the last Sunday of the calendar year. We have one reportable segment.

Approximately two years ago we began our turnaround and transformation process. Our strategy continues to be anchored by three key elements: building a winning team, improving box economics and achieving high guest satisfaction.

Strengthening the organization with a new core of talent and building a winning team. We have assembled a core of executive talent over the past two years with key additions throughout our support, supply chain and operations areas. We believe that we have in place a management team that is substantially complete and that will be able to execute successfully our turnaround and transformation efforts. We believe that the success of our Company depends on demonstrating “A Passion to Serve” SM with every guest, at every restaurant, every day.

Improving box economics through the execution of product and labor cost management and increasing same store sales through new product offerings, new marketing, and a more analytical approach to menu pricing. Box economics is the relationship between the investment in our restaurants and the sales and related operating margin that those sales should produce. We are continuing to leverage our development teams and supply chain teams in controlling the capital costs and the ultimate expense associated with our re-branding programs. We have continued the phase out of Kids-Eat-Free in our O’Charley’s restaurants and as of the end of the first quarter of 2008 have reduced its availability by approximately 80 percent.

Our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ teams continue to focus on box economics by, among other initiatives, training and implementing new service standards, and introducing new kitchen technology and menu engineering. Another important aspect of our re-branding is the introduction of concept specific elements including new uniforms, plateware, menu designs, and Curbside-To-Go service. During the first quarter of 2008, we completed 12 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants and 11 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants. As of the end of the first quarter of 2008, we have completed 41 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 53 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants. In light of the current economic conditions and their impact on consumer spending, we have reduced our capital expenditures plan for 2008 and now plan to complete the re-branding of up to 50 O’Charley’s and 30 Ninety Nine restaurants in 2008. Under our current plan we expect to substantially complete the re-branding initiatives by the end of 2010. We are continuing to evaluate and may further adjust our capital expenditure plan.

Achieving high guest satisfaction and intent to return by instilling “A Passion to Serve” SM. In 2005, we adopted a vision statement: ‘A Passion to Serve’ SM. This statement describes our commitment to our guests, each other, our stakeholders and our communities. Our vision is to be the best of class in food and service in our segments of the restaurant industry. We are holding ourselves to higher standards as measured by our Guest Satisfaction Index or “GSI” as we believe that the best marketing takes place within the four walls of our restaurants. Many of our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ initiatives are designed to improve the guest experience. Our senior management teams at Ninety Nine and O’Charley’s have implemented a combination of in-store and market focus groups designed to solicit feedback about how we can continue to improve our delivery of great food and service. We believe that increases in check average and guest counts require sustainable improvement in the guest experience. ‘Project Rev’Olution’ and ‘Project Dressed to the Nines’ are key elements in our effort to achieve higher guest satisfaction. Our product development teams at all three concepts continue to deliver great tasting menu offerings. While recent economic conditions have had a negative impact on our financial performance, we believe that we are taking the appropriate steps to generate profitable and sustainable growth while enhancing shareholder value.

Following is an explanation of certain items in our consolidated statements of earnings:

Revenues consist primarily of company-operated and joint venture restaurant sales and, to a lesser extent, royalty and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Franchise revenue consists of development fees and royalties on sales by franchised units. Our development fees for franchisees in which we do not have an ownership interest are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood which accounted for approximately 23 percent, 11 percent and 9 percent, respectively, of our overall cost of food and beverage in the first quarter of 2008. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

General and Administrative Expenses include the costs of restaurant support center administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, share-based compensation, benefits, and related expenses, data processing, legal and accounting expenses, changes in the liabilities associated with our non-qualified deferred compensation plan, and office expenses account for the major expenses in this category. This category also includes all recruiting, relocation and most severance-related expenses. Severance costs associated with the 2007 supply chain restructuring are included in the “Impairment, Disposal and Restructuring Charges, net” line.

Depreciation and Amortization, Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter. It also includes accelerated depreciation expenses taken on assets to be disposed of during our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ re-branding activities.

Impairment, Disposal and Restructuring Charges, net includes the various costs associated with restructuring our supply chain, asset impairments, asset disposals and gains and losses incurred upon the sale of assets. Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Impairment charges for assets that are held for sale represents the difference between their current book value and the estimated net sales proceeds. Disposal charges include the costs incurred to prepare the asset or assets for sale, including repair and maintenance; clean up costs; broker commissions; and independent appraisals. Gains and/or losses associated with the sale of assets are also included in this category.

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

Interest Expense, net represents the sum of the following: interest on our revolving credit facility; interest on our 9 percent Senior Subordinated Notes due 2013 (the Notes); including the impact of the interest rate swaps on the $78.0 million notional amount of the Notes; amortization of prepaid interest and finance charges; changes in the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; interest on capital lease obligations; fees for certain unused credit facilities; and interest income from our investments in overnight repurchase agreements.

Income Tax (Benefit) Expense represents the provision for income taxes, as well as the impact of permanent tax differences on our income tax provision.

The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 16-week periods ended April 20, 2008 and April 22, 2007 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	16 Weeks Ended
	April 20,	April 22,
	2008	2007

Revenues:
Restaurant sales	99.9%	98.8%
Commissary sales	—	1.2
Franchise and other revenue	0.1	—
	100.0	100.0

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.5	29.1
Payroll and benefits	34.2	33.8
Restaurant operating costs	19.7	18.4
Cost of restaurant sales (2)	83.4	81.3

Cost of commissary sales (3)	—	1.1
Advertising and marketing expenses	3.8	3.2
General and administrative expenses	4.6	5.2
Depreciation and amortization	5.2	4.9
Impairment, disposal and restructuring charges, net	(0.1)	0.3
Pre-opening costs	0.3	0.4

Income from Operations	2.9	4.7

Other Expense:
Interest expense, net	1.3	1.3
Earnings before Income Taxes	1.6	3.4
Income Tax (Benefit) / Expense	(1.9)	0.9
Net Earnings	3.5%	2.5%

(1)	Shown as a percentage of restaurant sales.

(2)	Exclusive of depreciation and amortization shown separately.

(3)	Cost of commissary sales as a percentage of commissary sales was 90.8 percent for the 16-week period ended April 22, 2007.

The following table reflects margin performance of each of our concepts for the quarters ended April 20, 2008 and April 22, 2007.

	16 Weeks Ended
	April 20,	April 22,
	2008	2007
	($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales	$ 190.8	$ 200.4

Cost and expenses: (2)
Cost of food and beverage	29.2%	29.0%
Payroll and benefits	33.9%	33.3%
Restaurant operating costs (3)	19.1%	17.4%
Costs of restaurant sales (4)	82.2%	79.7%

Ninety Nine Concept:
Restaurant Sales	$ 94.3	$ 96.1

Cost and expenses: (2)
Cost of food and beverage	29.1%	28.2%
Payroll and benefits	35.5%	35.8%
Restaurant operating costs (3)	21.1%	20.7%
Costs of restaurant sales (4)	85.7%	84.7%

Stoney River Concept:
Restaurant Sales	$ 12.1	$ 12.6

Cost and expenses: (2)
Cost of food and beverage	37.0%	37.3%
Payroll and benefits	28.5%	27.6%
Restaurant operating costs (3)	17.6%	15.9%
Costs of restaurant sales (4)	83.1%	80.8%

(1) Includes restaurant sales from O’Charley’s joint venture operations of approximately $2.4 million and $2.9 million for the quarters ended April 20, 2008 and

April 22, 2007, but excludes revenue from franchised restaurants.

(2) Shown as a percentage of restaurant sales.

(3) Includes rent, where 100% of the Ninety Nine restaurant locations are leased (land or land and building) as compared to 58% for O’Charley’s and 60% for

Stoney River.

(4) Exclusive of depreciation and amortization

The following table sets forth certain financial and other restaurant data for the quarters ended April 20, 2008 and April 22, 2007:

	April 20,	April 22,
	2008	2007
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	229	227
Restaurants opened	—	3
Restaurant closed	(1)	—
In operation, end of quarter	228	230
Ninety Nine Restaurants:
In operation, beginning of quarter	115	114
Restaurants opened	—	—
Restaurants closed	(1)	(1)
In operation, end of quarter	114	113
Stoney River Restaurants:
In operation, beginning of quarter	10	10
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	10	10
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	11	10
Restaurants opened	1	—
Restaurants closed	—	(1)
In operation, end of quarter	12	9
Average Weekly Sales per Store:
O’Charley’s	$51,538	$54,000
Ninety Nine	51,640	52,809
Stoney River	75,436	78,907
Change in Same Store Sales (1):
O’Charley’s	(4.7%)	(1.6%)
Ninety Nine	(2.2%)	2.7%
Stoney River	(3.2%)	0.8%
Change in Same Store Guest Visits (1):
O’Charley’s	(8.0%)	(7.0%)
Ninety Nine	(5.8%)	(2.3%)
Stoney River	(10.7%)	(4.7%)
Change in Same Store Average Check per Guest (1):
O’Charley’s	3.6%	5.8%
Ninety Nine	3.8%	5.1%
Stoney River	8.3%	5.9%
Average Check per Guest (2):
O’Charley’s	$12.97	$12.52
Ninety Nine	15.00	14.44
Stoney River	47.59	43.22

(1)	When computing same store sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open at the end of the quarter.

First Fiscal Quarter of 2008 Versus First Fiscal Quarter of 2007

Revenues

During the 16 weeks ended April 20, 2008, total revenues decreased $15.4 million, or 4.9 percent, to $297.5 million from $312.9 million for the 16 weeks ended April 22, 2007. During the first quarter of 2008, gift card redemptions at our three restaurant concepts totaled $13.5 million, a 6.4 percent decrease over our gift card redemptions in the first quarter of 2007.

Restaurant sales for company-operated O’Charley’s decreased 4.6 percent to $188.4 million for the first quarter, reflecting the impact of a same store sales decrease of 4.7 percent and the addition of two new company-operated restaurants and the closing of four company-operated restaurants since the first quarter of 2007. The same store sales decrease of 4.7 percent was comprised of a 3.6 percent increase in average check offset by a 8.0 percent decrease in guest counts. We estimate that severe weather in the quarter and the Tennessee smoking ban unfavorably impacted O’Charley’s sales by 0.8 percent and 0.7 percent, respectively. Average check for company-operated stores in the first quarter was $12.97. One company-operated O’Charley’s restaurant was closed during the first quarter, bringing the total number of company-operated restaurants to 228 at the end of the quarter.

Restaurant sales for Ninety Nine decreased 1.9 percent to $94.3 million in the first quarter, reflecting the impact of the same store sales decrease of 2.2 percent and the addition of two new restaurants and the closing of one restaurant since the first quarter of 2007. The same store sales decrease of 2.2 percent was comprised of a 3.8 percent increase in average check offset by a 5.8 percent decrease in guest counts. We estimate that severe weather in the quarter unfavorably impacted Ninety Nine’s sales by 0.7 percent. Average check in the first quarter was $15.00. One Ninety Nine restaurant closed in the first quarter, bringing the total number to 114 at the end of the quarter.

Restaurant sales for Stoney River Legendary Steaks decreased 4.4 percent to $12.1 million in the first quarter, reflecting a same store sales decrease of 3.2 percent, which includes nine of the ten Stoney River restaurants in the same store sales base as of the end of the first quarter of 2008. The same store sales decrease of 3.2 percent was comprised of a 8.3 percent increase in average check offset by a 10.7 percent decrease in guest counts. Average check in the first quarter was $47.59.

We did not have any commissary sales or expenses during the first quarter of 2008 as we outsourced third party sales as part of our supply chain restructuring in 2007. We now receive royalty revenue from those sales which is recognized in other revenue in the consolidated statement of earnings.

Cost of Food and Beverage

During the first quarter of 2008, our cost of food and beverage was $87.7 million, or 29.5 percent of restaurant sales, compared with $89.9 million, or 29.1 percent of restaurant sales in the first quarter of 2007. This increase in food and beverage cost as a percentage of restaurant sales reflects the impact of higher costs for dairy products, poultry and wheat products, partially offset by lower costs for seafood, and lower distribution costs due to the restructuring of our supply chain in 2007.

Payroll and Benefits

During the first quarter of 2008, payroll and benefits were $101.6 million, or 34.2 percent of restaurant sales, compared to $104.5 million, or 33.8 percent of restaurant sales, in the first quarter of 2007. The impact of reduced guest counts on labor productivity, higher average wage rates, and increases in the worker’s compensation expense contributed to this 40 basis point increase as a percentage of restaurant sales.

Restaurant Operating Costs

During the first quarter of 2008, restaurant operating costs were $58.5 million, or 19.7 percent of restaurant sales, compared to $56.8 million, or 18.4 percent of restaurant sales, in the first quarter of 2007. Increases in utility costs and insurance expense, combined with the deleveraging impact of reduced sales on rent and other fixed costs accounted for most of this 130 basis point increase as a percentage of restaurant sales.

Advertising and Marketing Expenses

Advertising and marketing expense increased to $11.3 million in the first quarter of 2008 from $10.0 million in the first quarter of 2007 and as a percentage of revenues, increased to 3.8 percent from 3.2 percent in the first quarter of 2007. The increase in advertising and marketing reflects the advertising support for the re-branding initiatives, as well as a higher level of ongoing advertising spending in the O’Charley’s concept.

General and Administrative Expenses

General and administrative expenses decreased to $13.6 million in the first quarter of 2008 from $16.3 million in the first quarter of 2007, and as a percentage of revenues, decreased to 4.6 percent from 5.2 percent. A number of factors contributed to this $2.7 million or 60 basis point improvement. A change in the value of the deferred compensation balances due to the investment performance of participants’ self directed accounts reduced general and administrative expenses by $0.8 million when compared to the first quarter of 2007, which was offset by an increase in interest expense by the same amount. Based upon our financial performance in the quarter and our current forecast for the year, bonus accruals were $0.7 million lower in the quarter than in the prior year quarter. Additional general and administrative reductions in the quarter came from reduced consulting and professional fees of $0.5 million, overall benefit cost of $0.8 million and other general and administrative expense of $0.7 million. These savings were partially offset in the quarter by $0.6 million or $0.02 per diluted share (using our estimated marginal tax rate) for legal and advisory expenses incurred in connection with the threatened proxy contest and related settlement agreement with a shareholder.

Depreciation and Amortization, Property and Equipment

During the first quarter of 2008, depreciation increased to $15.6 million as compared to $15.3 million and increased as a percentage of total revenues to 5.2 percent from 4.9 percent in the first quarter of 2007. The increase in depreciation expense is due to additional capital expenditures made since the first quarter of 2007 and accelerated depreciation charges taken for re-branding initiatives during the first quarter of 2008.

Impairment, Disposal and Restructuring Charges, Net

During the first quarter of 2008, impairment, disposal and restructuring charges, net was a benefit of $0.2 million as compared to $0.9 million of expense in the first quarter of 2007. The reduction in year over year expense is primarily related to the first quarter of 2007, when we recorded $0.9 million in non-cash impairment charges related to our decision to close our manufacturing operations in Woburn, Massachusetts and the outsourcing of the poultry processing and salad dressings activities performed at our Nashville commissary. The benefit recorded in the first quarter of 2008 is primarily related to a gain recorded on the sale of an O’Charley’s restaurant from assets held for sale.

Pre-opening Costs

During the first quarter of 2008, pre-opening costs decreased to $0.8 million as compared to $1.1 million and decreased as a percentage of total revenues to 0.3 percent from 0.4 percent in the first quarter of 2007.

Interest Expense, Net

Interest expense, net during the first quarter of 2008 was $3.8 million as compared to $3.9 million in the first quarter of 2007. Interest expense increased by $0.8 million as a result of the change in the fair value deferred compensation plan investments as compared to the first quarter of 2007. Otherwise, the reduced interest expense is the result of lower short term interest rates on our variable rate debt, and lower debt levels due primarily to the pay down of our capital leases. At the end of the first quarter of 2008 we had approximately $1.0 million of borrowings outstanding on our revolving line of credit as compared to no amounts outstanding at the end of the first quarter of 2007.

Income Taxes

Based upon our current estimated full-year results, we expect our full year effective tax rate to be negative 127 percent. Under U.S. generally accepted accounting principles (“GAAP”), we are required to apply our estimated full year rate on a year to date basis in each interim period. We project that our tax credits, which are primarily the FICA tip credits and the Work Opportunity Tax Credit (WOTC), will be approximately $7.6 million for the year. The FICA (Social Security and Medicare taxes) tip credit is a non refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips. Given our projected pretax profit on a GAAP basis, these credits are expected to exceed our tax liability at the applicable statutory rates. In comparison, the effective tax rate applied to our pretax profit in the first quarter of 2007 was 25.3 percent.

On May 14, 2008, we issued a press release reporting our unaudited consolidated financial results for the first fiscal quarter of 2008. In that release, we indicated that the effective tax rate applied to pretax earnings in the quarter was a negative 127%. Since issuing that release, we have finalized our first quarter financial and accounting procedures and recorded an adjustment to our first quarter tax benefit for income taxes associated with the vesting of certain share-based compensation awards. As a result of this adjustment, our income tax benefit in the first quarter is $5.6 million, which implies an effective tax rate in the first quarter of negative 119%. This adjustment resulted in a $0.02 reduction of our previously reported basic earnings per share for the first quarter to $0.48, and a $0.01 reduction of our previously reported diluted earnings per share for the first quarter to $0.48. This adjustment does not affect our projected annual effective tax rate of a negative 127% set forth in our May 14, 2008 release which does not anticipate any future related share-based compensation adjustments.

Impact of Re-branding Initiatives

Expenses relating to our re-branding initiatives reduced income from operations in the quarter by $2.9 million, and reduced net earnings by $0.08 per diluted share. These expenses include depreciation expense of $2.0 million, which includes the accelerated depreciation of assets removed from service and the depreciation of the new investment, as well as pre-opening expenses of $0.5 million and advertising expenses of $0.4 million. In comparison, expenses relating to our re-branding initiatives reduced income from operations in the prior year quarter by $1.0 million, and reduced net earnings by $0.03 per diluted share.

Liquidity and Capital Resources

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development, re-branding capital spending and other capital expenditures. We do not believe this indicates a lack of liquidity. To the extent operations generate cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and we did not open any Company-owned O’Charley’s, Ninety Nine or Stoney River restaurants during the first quarter of 2008. We completed 12 O’Charley’s restaurant re-brandings and 11 Ninety Nine restaurant re-brandings during the quarter as part of our continued focus on our existing restaurants. As of the end of the quarter, we have completed 41 restaurant re-brandings for O’Charley’s and 53 Ninety Nine restaurant re-brandings since inception of the re-branding initiatives.

On October 18, 2006, we entered into a Second Amended and Restated Credit Agreement, (the “Credit Agreement”). The Credit Agreement amended and restated our existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement provides for a five-year, $125.0 million revolving credit facility and permits us to request an increase in the principal amount of the facility of up to $25.0 million. At April 20, 2008, we had approximately $1.0 million outstanding on our revolving credit facility and approximately $11.8 million in letters of credit which reduced our available borrowings under the Credit Agreement.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires us to comply with certain financial covenants, including an adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio. We were in compliance with such covenants at April 20, 2008.

The interest rates per annum applicable to loans outstanding under the Credit Agreement are, at our option, equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.0 percent to 0.5 percent in the case of base rate loans and 0.75 percent to 1.25 percent in the case of LIBOR rate loans), depending on our senior secured leverage ratio. At April 20, 2008, our margin applicable to LIBOR loans was 0.75 percent. In addition to the interest payments required under the Credit Agreement, we are required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25 percent to 0.375 percent per annum, depending on our senior secured leverage ratio. At April 20, 2008, our applicable commitment fee on the aggregate average daily unused portion of the credit facility was 0.25 percent.

Our obligations under the Credit Agreement are secured by liens on substantially all of our assets, including a pledge of the capital stock of our material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

From time to time, we have entered into interest rate swap agreements with certain financial institutions. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps as of April 20, 2008 is $78.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent. The total notional amount of the swaps was $100.0 million as of the end of fiscal 2007; however, during the first quarter of 2008, one of the banks participating in the swaps decided to no longer participate, thus reducing the notional amount of our outstanding swaps by $22.0 million. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0 percent senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013.

On February 15, 2008, we announced that our Board of Directors approved a quarterly cash dividend on our common stock of $0.06 per share. The dividend was payable on March 28, 2008 to shareholders of record on March 14, 2008. The total dividend of approximately $1.3 million was recorded in the first quarter of 2008 as a reduction to retained earnings.

On February 7, 2008, we announced that our Board of Directors approved a $20 million increase in our share repurchase authorization. During 2007, the Board of Directors approved a $50 million repurchase authorization under which we repurchased $30 million of our common stock by the end of fiscal 2007. With the increased authorization effective on February 7, 2008, we can repurchase an additional $40 million of our common stock. During the first quarter of 2008, we repurchased an additional 1.5 million shares for approximately $17.8 million. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. O'Charley's Inc. may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The share repurchase program may be modified or discontinued at any time.

In 2008 and 2007, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our restaurant support center. The Company did not finance any capital expenditures using capital leases during the quarters ended April 20, 2008 or April 22, 2007. Capital expenditures for the quarters ended April 20, 2008 and April 22, 2007 were as follows:

	April 20,	April 22,
	2008	2007
	(in thousands)
New restaurant capital expenditures	$2,184	$8,246
Re-branding capital expenditures	7,353	3,539
Other capital expenditures	4,477	3,567
Total capital expenditures	$14,014	$15,352

We expect capital expenditures in 2008 to be between $55.0 million and $60.0 million. As part of our focus on improving results in our existing restaurants we expect to complete the re-branding of up to 50 O’Charley’s restaurants and 30 Ninety Nine restaurants in 2008. We expect to open four new company-owned O’Charley’s restaurants, two new Ninety Nine restaurants, and one new Stoney River restaurant in 2008.

The following tables set forth our capital structure and certain financial ratios and financial data as of and for the 16 weeks ended April 20, 2008 and as of and for the year ended December 30, 2007. The presentation of long-term debt throughout the tables that follow represents long-term debt after giving effect to the fair value of the interest rate swap we are using to hedge the variability of the fair value of $78.0 million of the 9% senior notes due in 2013.

	April 20,		December 30,
	2008		2007
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$976	0.2%	$—	0.0%
Secured mortgage note payable	67	0.0	76	0.0
GE Capital Financing arrangement	—	0.0	1,149	0.2
Notes payable to Stoney River managing partners	540	0.1	418	0.1
Capitalized lease obligations	15,100	3.0	17,402	3.4
Total senior debt	16,683	3.3	19,045	3.7
Fair value adjustments on hedged debt	1,710	0.3	1,190	0.2
Senior subordinated notes	125,000	24.9	125,000	24.5
Total debt(1)(2)	143,393	28.6	145,235	28.4
Shareholders’ equity	358,486	71.4	365,526	71.6
Total capitalization	$501,879	100.0%	$510,761	100.0%
Adjusted total debt(1)(3)	$404,145		$411,363
Adjusted total capitalization(1)(3)	$762,631		$776,889
EBITDA(1)(4)	$24,160		$68,719

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

(2)

Total debt represents the long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion as reflected in our consolidated balance sheets:

	April, 20	December 30,
	2008	2007
	(in thousands)
Current portion of long-term debt and capitalized lease obligations	$ 9,221	$ 8,597
Add:
Fair value adjustments on hedged debt	1,710	1,190
Long-term debt, less current portion	126,410	126,464
Capitalized lease obligations, less current portion	6,052	8,984
Total debt	$143,393	$ 145,235

(3)

Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 weeks ended April 20, 2008 and December 30, 2007, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 weeks ended April 20, 2008 and December 30, 2007, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	April 20,	December 30,
	2008	2007
	(in thousands)
Current portion of long-term debt and capitalized leases	$9,221	$8,597
Add:
Fair value adjustments on hedged debt	1,710	1,190
Long-term debt, less current portion	126,410	126,464
Capitalized lease obligations, less current portion	6,052	8,984
Total debt	143,393	145,235
Add eight times rent expense	260,752	266,128
Adjusted total debt	404,145	411,363
Add:
Shareholders’ equity	358,486	365,526
Adjusted total capitalization	$762,631	$776,889

(4)

EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, as defined in our credit agreement. The following tables reconcile EBITDA, as described above, to net earnings, and to cash flows provided by operating activities as reflected in our consolidated statements of earnings and cash flows:

	16 weeks ended April 20,	Year ended December 30,
	_2008_	_2007_
	(in thousands)
Net earnings	$10,377	$7,232
Add:
Income tax benefit	(5,642)	(1,724)
Interest expense, net	3,842	12,329
Depreciation and amortization	15,583	50,882
EBITDA	$24,160	$68,719

	16 weeks Ended	Year ended
	April 20,	December 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 28,573	$ 64,913
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Deferred income taxes	10,634	7,760
Share-based compensation	(1,462)	(4,036)
Amortization of deferred gain on sale-leasebacks	325	1,056
Impairment, disposal and restructuring charges and loss on sale of assets	303	(14,181)
Changes in operating assets and liabilities	(11,396)	7,375
Changes in long-term assets and liabilities	(717)	(3,903)
Income tax benefit	(5,642)	(1,724)
Interest expense, net (1)	3,542	11,459
EBITDA	$ 24,160	$ 68,719

(1) Excludes amortization of debt issuance cost.

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 30, 2007, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, goodwill and trademarks, impairment of long-lived assets, and income taxes and related financial statement items. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 16 weeks of 2008, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of April 20, 2008 as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.

Outlook

Given our first quarter financial results, current economic conditions and the reductions in our capital spending plans, we have revised our previously-issued guidance and stated that we now expect to report net earnings per diluted share of between $0.18 and $0.28 for the fiscal year ending December 28, 2008. Projected results for the full year include anticipated expenses of between $0.30 and $0.35 per diluted share (calculated at the estimated marginal tax rate) related to the re-branding of approximately 80 restaurants. We expect same store sales declines in all three concepts for the balance of the year. In 2008, we expect to open four new O’Charley’s company-operated restaurants, two new Ninety Nine restaurants, and one new Stoney River restaurant. For fiscal 2008, we have locked in our pricing for over 95 percent of our estimated requirements for beef and poultry, over 90 percent of our requirements for pork, and almost half of our requirements for seafood. We are continuing to evaluate our capital expenditure plan and currently expect to spend between $55 million and $60 million for capital investments during the 2008 fiscal year. Our guidance for the 2008 fiscal year does not reflect any impact for additional share repurchases, organizational or other changes relating to the Company’s transformation efforts or further revisions to our capital expenditure plan.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. We have not yet determined the impact if any, that SFAS No. 141(R) may have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of Accounting Research Bulletin (“ARB”) No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have not yet determined the impact if any, that SFAS No. 160 may have on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We are required to adopt SFAS No. 161 in the first quarter of 2009.  We have not yet determined the impact if any, that SFAS No. 161 may have on our results of operations and financial position.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land construction costs, and fuel/energy costs has adversely affected our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on our payroll and benefit costs. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs over the past 18 months have had a negative impact on consumer behavior and have increased the cost of operating our remaining Commissary in Bellingham Massachusetts. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

As an additional method of managing our interest rate exposure on our Credit Facility, at certain times we enter into interest rate swap agreements whereby we agree to pay over the life of the swaps a fixed interest rate payment on a notional amount and in exchange we receive a floating rate payment calculated on the same amount over the same time period. The fixed interest rates are dependent upon market levels at the time the swaps are consummated. The floating interest rates are generally based on the monthly LIBOR rate and rates are typically reset on a monthly basis, which is intended to coincide with the pricing adjustments on our revolving credit facility. There were no swaps outstanding at April 20, 2008 associated with our Credit Facility.

At April 20, 2008, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $78.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes and are accounted for as fair value hedges. These swap agreements expire in November 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended April 20, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 5, 2007, we filed suit in Davidson County, Tennessee against Richard Arras, Steven Pahl and WI-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to WI-Tenn Restaurants, LLC, a joint venture owned 50% by us and 50% by the Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin against us and seven of our current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment stemming from Defendants’ ownership in WI-Tenn Restaurants, LLC (the “Wisconsin Action”). Plaintiffs have alleged damages in excess of $75,000 in the Wisconsin Action, and on February 15, 2008, filed a counterclaim in the Tennessee Action against us and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). We have filed a motion to dismiss Defendants’ complaint in the Wisconsin Action, deny all liability and intend to vigorously contest the allegations contained in both the Wisconsin Action and Tennessee Counterclaim, and intend to vigorously prosecute the Tennessee Action against the Defendants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

As announced on January 10, 2008, in connection with the hiring of Jeffrey Campbell as vice president of human resources, on January 14, 2008, the Company granted Mr. Campbell restricted stock awards for an aggregate of 6,000 shares of the Company’s common stock that vests ratably over four years. Vesting of the restricted stock is contingent upon continued employment and is subject to acceleration under certain circumstances. These issuances were made as an inducement grant in accordance with Section 4350 of the NASDAQ Marketplace Rules, and were exempt from registration under the Securities Act of 1933 under Section 4(2) of that Act as a transaction not involving any public offering. The issuance of the restricted stock was made without general solicitation or advertising, no broker or underwriter commissions were paid, and the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from registration.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended April 20, 2008 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b5-1 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Increase in Share Repurchase Authorization (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
12/31/07-1/27/08	—	—	—		$20,000,000
1/28/08-2/24/08	498,769	$12.01	498,769	$20,000,000	$34,009,603
2/25/08-3/23/08	1,027,231	11.47	1,027,231	—	$22,225,320
3/24/08-4/20/08	—	—	—	—	$22,225,320
Total for the Quarter	1,526,000	$11.65	1,526,000	$20,000,000	$22,225,320

(1) All share repurchases were made in open-market transactions pursuant to the publicly announced repurchase plan.
(2) Average price paid per share is calculated on a trade date basis and includes commissions and fees.

(3) As of December 30, 2007, the Company’s fiscal year end, it had a $20 million remaining authorization from previous board repurchase approvals. On February 7, 2008, the Company’s Board of Directors approved an increase of $20 million to its share repurchase authorization.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 21, 2008. The number of shares of Common Stock, no par value share, of the Company issued, outstanding, and entitled to vote at March 28, 2008, the record date of the meeting, was approximately 21.9 million. Approximately 88.1 percent of the outstanding shares was present in person or by proxy at the meeting. At the annual meeting, the following proposals were voted upon:

(a) Approve an amendment to the Company’s Restated Charter providing for the annual election of directors:

For	Against	Abstain
19,288,683	30,684	7,455

(b) Nominations to elect the following directors to hold office until the next annual meeting of shareholders and one Class II director to hold office until the Annual meeting in 2010 and in each case until their successors are elected and qualified:

Director	For	Withheld
Dale W. Polley	19,135,558	191,262
Richard Reiss, Jr.	19,113,407	213,413
G. Nicholas Spiva	19,114,204	212,616
Shirley A. Zeitlin	19,110,084	216,736
Arnaud Ajdler	19,049,761	277,059
Gregory Monahan	19,126,917	199,903
Douglas Benham (Class II director)	19,127,081	199,739

The following table sets forth the other members of our board of directors whose term of office continued after the meeting and the year in which his term expires:

Name	Term Expires
Gregory L. Burns	2009
Robert J. Walker	2009
William F. Andrews	2010
H. Steve Tidwell	2010

(b) Adoption of the O’Charley’s Inc. 2008 Equity and Incentive Plan:

For	Against	Abstain
16,266,839	1,028,869	21,308

(c) Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2008:

For	Against	Abstain
19,268,438	49,979	8,403

Item 6. Exhibits

No.	Description
10.1

Second Amendment, dated as of February 4, 2008, by and among O’Charley’s Inc. as Borrower, the Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2008.

10.2

Executive Employment Agreement between O’Charley’s Inc. and Gregory L. Burns dated March 10, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2008.

10.3

Settlement Agreement, dated as of March 12, 2008, by and among O’Charley’s Inc., Eric S. Rosenfeld, Crescendo Partners II, L.P., Series Z, Crescendo Partners III, L.P., Crescendo Investments II, LLC and Crescendo Investments III, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2008).

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

O’Charley’s Inc.
(Registrant)

Date: May 23, 2008	By:	/s/ Gregory L. Burns
Gregory L. Burns
Chairman and Chief Executive Officer

Date: May 23, 2008	By:	/s/ Lawrence E. Hyatt

Lawrence E. Hyatt

Chief Financial Officer, Secretary and Treasurer