Form 10-Q
period 2008-07-13
O CHARLEYS INC
filed 2008-08-20
CIK 864233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 13, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2008

Common Stock, no par value	21,289,601 shares

O’Charley’s Inc.

Form 10-Q

For the Quarter Ended July 13, 2008

EX-10.1 THIRD AMENDMENT TO THE SECOND AMENDED AND RESTATED CREDIT AGREEMENT EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 13,	December 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,540	$9,982
Trade accounts receivable	13,625	17,352
Inventories	20,125	18,382
Deferred income taxes	14,037	13,793
Assets held for sale	2,252	2,909
Other current assets	8,219	3,424
Total current assets	63,798	65,842

Property and Equipment, net	440,415	435,752
Goodwill	93,656	93,461
Intangible Assets	25,946	25,946
Other Assets	28,628	27,982
Total Assets	$652,443	$648,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$24,988	$10,808
Accrued payroll and related expenses	17,096	17,761
Accrued expenses	24,538	23,451
Deferred revenue	7,206	17,808
Federal, state and local taxes	13,800	8,562
Current portion of long-term debt and capitalized lease obligations	9,425	8,597
Total current liabilities	97,053	86,987

Other Liabilities	59,188	59,832
Long-Term Debt, less current portion	148,213	127,654
Capitalized Lease Obligations, less current portion	4,663	8,984
Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 21,291,772 in 2008 and 23,148,313 in 2007	152,845	174,985
Retained earnings	190,481	190,541
Total shareholders’ equity	343,326	365,526
Total Liabilities and Shareholders’ Equity	$652,443	$648,983

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

12 Weeks Ended July 13, 2008 and July 15, 2007

(In thousands, except per share data)

(Unaudited)

	2008	2007

Revenues:
Restaurant sales	$220,955	$226,377
Commissary sales	—	2,249
Franchise and other revenue	188	129
	221,143	228,755
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	64,817	66,362
Payroll and benefits	78,651	77,330
Restaurant operating costs	44,258	43,121
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	187,726	186,813

Cost of commissary sales	—	2,115
Advertising and marketing expenses	7,751	8,062
General and administrative expenses	10,346	11,263
Depreciation and amortization of property and equipment	11,605	11,664
Impairment, disposal and restructuring charges, net	1,728	7,873
Pre-opening costs	1,593	597
	220,749	228,387
Income from Operations	394	368
Other Expense (Income):
Interest expense, net	2,660	2,681
Other, net	(1)	(6)
	2,659	2,675
Loss Before Income Taxes	(2,265)	(2,307)
Income Tax Expense / (Benefit)	5,569	(1,161)
Net Loss	$(7,834)	$(1,146)

Basic Loss per Common Share:
Net loss	$(0.38)	$(0.05)
Weighted average common shares outstanding	20,768	24,002

Diluted Loss per Common Share:
Net loss	$(0.38)	$(0.05)
Weighted average diluted common shares outstanding	20,768	24,002

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

28 Weeks Ended July 13, 2008 and July 15, 2007

(In thousands, except per share data)

(Unaudited)

	2008	2007

Revenues:
Restaurant sales	$518,131	$535,493
Commissary sales	—	5,978
Franchise and other revenue	507	173
	518,638	541,644
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	152,499	156,282
Payroll and benefits	180,269	182,180
Restaurant operating costs	102,744	99,978
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	435,512	438,440

Cost of commissary sales	—	5,506
Advertising and marketing expenses	19,086	18,113
General and administrative expenses	23,937	27,180
Depreciation and amortization of property and equipment	27,188	26,922
Impairment, disposal and restructuring charges, net	1,531	8,786
Pre-opening costs	2,412	1,712
	509,666	526,659
Income from Operations	8,972	14,985
Other Expense (Income):
Interest expense, net	6,503	6,577
Other, net	(1)	(11)
	6,502	6,566
Earnings Before Income Taxes	2,470	8,419
Income Tax (Benefit) / Expense	(73)	1,557
Net Earnings	$2,543	$6,862

Basic Earnings per Common Share:
Net earnings	$0.12	$0.29
Weighted average common shares outstanding	21,287	23,867

Diluted Earnings per Common Share:
Net earnings	$0.12	$0.28
Weighted average diluted common shares outstanding	21,395	24,239

See notes to accompanying unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

28 Weeks Ended July 13, 2008 and July 15, 2007

(In thousands)

(Unaudited)

	2008	2007

Cash Flows from Operating Activities:
Net earnings	$2,543	$6,862
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,188	26,922
Amortization of debt issuance costs	502	469
Share-based compensation	2,505	2,356
Amortization of deferred gain on sale-leaseback	(569)	(569)
Deferred income taxes and other income tax related items	(3,037)	(797)
Loss on the sale of assets	42	113
Impairment, disposal and restructuring charges, net	1,373	7,983
Changes in assets and liabilities:
Trade accounts receivable	3,727	(363)
Inventories	(1,743)	(5,481)
Other current assets	(4,795)	(3,300)
Trade accounts payable	14,180	(4,193)
Deferred revenue	(10,602)	(11,220)
Accrued payroll, accrued expenses, and federal, state and local taxes	5,129	(5,460)
Other long-term assets and liabilities	1,087	(103)
Net cash provided by operating activities	37,530	13,219

Cash Flows from Investing Activities:
Additions to property and equipment	(34,981)	(26,379)
Proceeds from the sale of assets	2,677	10,995
Other, net	92	(22)
Net cash used in investing activities	(32,212)	(15,406)

Cash Flows from Financing Activities:
Proceeds from long-term debt	22,083	—
Payments on long-term debt and capitalized lease obligations	(5,231)	(7,146)
Excess tax benefit from share-based payments	—	1,621
Dividends paid	(2,603)	(1,477)
Shares repurchased	(24,774)	—
Proceeds from the exercise of stock options and issuances under stock purchase plan	628	4,666
Other financing activities	137	—
Net cash used in financing activities	(9,760)	(2,336)
Decrease in Cash and Cash Equivalents	(4,442)	(4,523)
Cash and Cash Equivalents at Beginning of the Period	9,982	19,923
Cash and Cash Equivalents at End of the Period	$5,540	$15,400

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12 and 28 Weeks Ended July 13, 2008 and July 15, 2007

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

These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. Certain reclassifications have been made to the prior year information to conform to the current year presentation. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these consolidated financial statements in conformity with U.S. GAAP.

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	Fair Value Measurement at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	July 13, 2008 Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Deferred compensation plan asset	$8,305	$—	$—	$8,305
Interest rate swap asset	—	704	—	704
Total	$8.305	$704	$—	$9,009

The deferred compensation plan asset is comprised of various investment funds, which are valued based upon their quoted market prices. The interest rate swap asset is valued based upon a mathematical approximation of market value, which can be observed moving directionally in relation to changes in the LIBOR.

C. IMPAIRMENT, DISPOSAL AND RESTRUCTURING CHARGES, NET

During the second quarter, the Company recorded impairment charges with respect to two O’Charley’s restaurants and one Ninety Nine restaurant, all of which will remain open, resulting in a total impairment charge of approximately $1.9 million. Total impairment, disposal, and restructuring charges for the 12 weeks ended July 13, 2008 were approximately $1.7 million compared to approximately $7.9 million for the same prior-year period. Total impairment, disposal and restructuring charges for the 28 weeks ended July 13, 2008 were approximately $1.5 million compared to approximately $8.8 million for the same prior-year period.

With respect to the asset impairment charges, fair value was determined by projected future discounted cash flows for each location or the estimated value of the asset less costs associated with the marketing and/or selling the asset.

During the second quarter of 2008, the Company sold an asset held for sale with an approximate book value of $0.6 million and recognized a gain of approximately $0.2 million on the sale of the asset. During the 28 weeks ended July 13, 2008, the Company sold assets held for sale with a combined net book value of $2.1 million and recognized a gain of approximately $0.5 million on the sale of those assets.

D. SHARE-BASED COMPENSATION

Total share-based compensation expense for the 12 weeks ended July 13, 2008 was approximately $1.0 million and was approximately $1.1 million for the 12 weeks ended July 15, 2007. Total share-based compensation expense for the 28 weeks ended July 13, 2008 was approximately $2.5 million and was approximately $2.4 million for the 28 weeks ended July 15, 2007. The Company’s net share-based compensation expense primarily consisted of expense associated with restricted stock awards and to a lesser extent expense associated with the Company’s employee share purchase plan and unvested stock options.

During the second quarter of 2008, the Company granted approximately 0.1 million shares of time vested restricted stock awards to members of its board of directors. The Company recognized share-based compensation expense of approximately $0.1 million related to these restricted stock awards granted during the 12-week period ended July 13, 2008. For the 28 weeks ended July 13, 2008, the Company issued approximately 0.5 million shares of time vested restricted stock awards to certain members of senior management, members of its board of directors and other employees and has recognized approximately $0.4 million related to these awards. As of July 13, 2008, there were approximately 1.3 million options outstanding and approximately 1.0 million restricted stock awards outstanding.

E. CASH DIVIDENDS AND STOCK REPURCHASE PROGRAM

On May 21, 2008, the Company announced that its Board of Directors approved a quarterly cash dividend on the Company’s common stock of $0.06 per share. The dividend was payable on June 27, 2008 to shareholders of record on June 13, 2008. Dividends of approximately $1.3 million were recorded in the second quarter of 2008 as a reduction to retained earnings. For the 28 weeks ended July 13, 2008, the Company has paid approximately $2.6 million in dividends that have been recorded as a reduction to retained earnings.

On February 7, 2008, the Company announced that its Board of Directors approved a $20 million increase in the Company's share repurchase authorization. During 2007, the Board of Directors approved a $50 million repurchase authorization under which the Company had repurchased $30 million of its common stock by the end of fiscal 2007.During the second quarter of 2008, the Company repurchased approximately 0.7 million additional shares for approximately $7.0 million. For the 28 weeks ended July 13, 2008, the Company has repurchased approximately 2.2 million shares for approximately $24.8 million. The remaining balance that may be repurchased under the current repurchase authorization is approximately $15.2 million. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, restrictions in the Company’s bond indenture and credit agreement, repayment of debt, current stock price, and other factors. O'Charley's Inc. may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The share repurchase program may be modified or discontinued at any time.

F.	NET (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share have been computed on the basis of the weighted average number of common shares outstanding. Diluted (loss) earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and restricted (non-vested) stock awards outstanding. As the Company incurred a net loss in the second quarters of 2008 and 2007, the weighted average common shares outstanding used in the determination of the second quarter 2008 and 2007 basic loss per common share is used for the diluted loss per common share as well.

Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted (loss) earnings per share calculation (in thousands):

	12 Weeks Ended		28 Weeks Ended
	July 13,	July 15,	July 13,	July 15,
	2008	2007	2008	2007

Net (loss) earnings	$(7,834)	$(1,146)	$2,543	$6,862

Weighted average common shares outstanding	20,768	24,002	21,287	23,867
Incremental options and restricted shares outstanding	—	—	108	372
Weighted average diluted common shares outstanding	20,768	24,002	21,395	24,239

Basic (loss) earnings per common share	$(.38)	$(.05)	$.12	$.29
Diluted (loss) earnings per common share	$(.38)	$(.05)	$.12	$.28

Options for approximately 1.3 million shares were excluded from both the 12-week and 28-week diluted weighted average share calculations for 2008, as compared to approximately 0.1 million and 0.4 million for the same prior-year periods, due to these shares being anti-dilutive.

G. DERIVATIVE INSTRUMENTS

As of July 13, 2008, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $78.0 million, which effectively convert an equal portion of the fixed-rate indebtedness related to the Company’s $125.0 million senior subordinated notes due 2013 into variable-rate obligations (fair value hedges). The terms and conditions of the swaps mirror the terms and conditions of the respective debt. The Company’s purpose for holding such instruments is to hedge its exposure to fair value fluctuations due to changes in market interest rates, as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt. The interest rate for these swap agreements is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent.

H. LEGAL PROCEEDINGS

On November 5, 2007, the Company filed suit in Davidson County, Tennessee, against Richard Arras, Steven Pahl and Wi-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to Wi-Tenn Restaurants, LLC, a joint venture owned 50% by the Company and 50% by the Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin, against the Company and seven of its current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment, stemming from Defendants’ ownership in Wi-Tenn Restaurants, LLC (the “Wisconsin Action”). The Company filed a motion to dismiss Defendants’ complaint in the Wisconsin Action and this motion was granted on August 12, 2008, resulting in dismissal of the Wisconsin Action. On February 15, 2008, Defendants filed a counterclaim in the Tennessee Action against the Company and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). The Tennessee Counterclaim was amended and asserts ten causes of action including the claims asserted in the Wisconsin Action, claims under the Tennessee Securities Act and Delaware Securities Act, claims under the Tennessee Consumer Protection Act, and claims for tortuous interference, breach of fiduciary duty and breach of contract. The Tennessee Counterclaim alleges damages in excess of $75,000. On August 6, 2008, the Court in the Tennessee Action dismissed Defendants’ Counterclaims concerning the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, Tennessee Securities Act and Delaware Securities Act with prejudice and required Defendants to re-plead their claims under the Tennessee Consumer Protection Act and their claims for fraud, misrepresentation, tortuous interference and breach of contract. O’Charley’s denies all liability and intends to vigorously contest the allegations contained in the Tennessee Counterclaim and intends to vigorously prosecute the Tennessee Action against the Defendants. The Tennessee Action is set for trial on July 13, 2009.

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

I.	ASSETS HELD FOR SALE

The amount shown in assets held for sale as of July 13, 2008 on the consolidated balance sheet consists of assets related to one Company-owned O’Charley’s restaurant that has been closed and one prospective restaurant site, which was added to assets held for sale during the first quarter and that the Company no longer plans to utilize. The closed restaurant and the real estate are currently being marketed for sale. The combined net book value of these assets is approximately $2.3 million. The impairment charges related to the closed restaurant were recorded in prior quarters. The Company does not recognize depreciation expense for assets being held for sale. During the second quarter of 2008, the Company sold an asset held for sale with an approximate net book value of $0.6 million and recognized a gain of approximately $0.2 million on the sale of the asset.

J.	FRANCHISE AND JOINT VENTURE ARRANGEMENTS

In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any joint venture in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. As of July 13, 2008 the Company has a 50% interest in two joint ventures to operate O’Charley’s restaurants. Under Financial Accounting Standards Board Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities,” the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities. Since the Company currently bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46R, the Company consolidates the joint ventures in its consolidated financial statements. The JFC Enterprise, LLC, joint venture partner has neither the obligation nor the ability to contribute its proportionate share of expected future losses. Such losses may require additional financial support from the Company. As of July 13, 2008, JFC Enterprises, LLC, which owns and operates two O’Charley’s restaurants in Louisiana, had loans outstanding due to the Company of approximately $8.5 million. As of July 13, 2008, Wi-Tenn Restaurants, LLC, which owns and operates one O’Charley’s restaurant in Wisconsin, had loans outstanding due to the Company of approximately $4.0 million. The loans to Wi-Tenn Restaurants, LLC, were primarily used to purchase the property and fund construction of its first restaurant.

K. INCOME TAXES

Under SFAS 109, “Accounting for Income Taxes,” companies are required to apply their estimated full year tax rate on a year to date basis in each interim period. Under FASB Interpretation No. 18 (“FIN 18”) “Accounting for Income Taxes in Interim Periods,” companies should not apply the estimated full year tax rate to interim financial results if the estimated full-year tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on the Company’s current projections, a small change in pre-tax earnings would result in a material change in the estimated annual effective rate. As such, the Company recorded a tax benefit through the second quarter based on the actual year-to-date results, in accordance with FIN 18. Through the second quarter, the Company has recorded an income tax benefit of approximately $0.1 million, equivalent to negative 2.9% of year to date pre-tax income. The Company estimates that its tax credits, which are primarily the FICA tip credits and the Work Opportunity Tax Credit (“WOTC”), will be approximately $4.0 million, through the second quarter. The FICA (Social Security and Medicare taxes) tip credit is a non refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips. Given the Company’s year-to-date pretax profit on a GAAP basis, these credits are expected to exceed the tax liability at the applicable statutory rates.

L. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The Company has not yet determined the impact if any, that SFAS No. 141(R) may have on its results of operations and financial position.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The Company is required to adopt the disclosure provisions of SFAS No. 161 in the first quarter of 2009.

In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) issue No. 03-6 and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-01 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscals years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. The Company has not yet determined the impact if any, that FSP EITF 03-6-1 may have on its results of operations and financial position.

M. SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of July 13, 2008 and December 30, 2007 and for the 12 and 28-week periods ended July 13, 2008 and July 15, 2007.

Consolidating Balance Sheet

As of July 13, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,833	$(6,375)	$8,082	$5,540
Trade accounts receivable	7,814	6,836	(1,025)	13,625
Intercompany (payable) receivable	(327,756)	294,367	33,389	—
Inventories	4,265	15,797	63	20,125
Deferred income taxes	13,653	384	—	14,037
Assets held for sale	2,252	—	—	2,252
Other current assets	2,928	2,757	2,534	8,219
Total current (liabilities) assets	(293,011)	313,766	43,043	63,798
Property and Equipment, net	291,659	142,994	5,762	440,415
Goodwill	—	93,656	—	93,656
Intangible Assets	25	25,921	—	25,946
Other Assets	226,271	31,701	(229,344)	28,628
Total Assets (Liabilities)	$224,944	$608,038	$(180,539)	$652,443
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$12,951	$2,552	$9,485	$24,988
Accrued payroll and related expenses	12,866	4,221	9	17,096
Accrued expenses	18,643	6,850	(955)	24,538
Deferred revenue	—	7,808	(602)	7,206
Federal, state and local taxes (receivable) payable	(10,713)	24,434	79	13,800
Current portion of long-term debt and capitalized lease obligations	8,623	802	—	9,425
Total current liabilities	42,370	46,667	8,016	97,053
Other Liabilities	35,248	23,014	926	59,188
Long-Term Debt, less current portion	168,973	396	(21,156)	148,213
Capitalized Lease Obligations, less current portion	3,943	720	—	4,663
Shareholders’ Equity (Deficit):
Common stock	110,078	343,431	(300,664)	152,845
Retained (deficit) earnings	(135,668)	193,810	132,339	190,481
Total shareholders’(deficit) equity	(25,590)	537,241	(168,325)	343,326
Total Liabilities and Shareholders’ Equity (Deficit)	$224,944	$608,038	$(180,539)	$652,443

Consolidating Balance Sheet

As of December 30, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,680	$6,269	$33	$9,982
Trade accounts receivable	8,549	9,085	(282)	17,352
Intercompany (payable) receivable	(270,585)	238,354	32,231	—
Inventories	4,106	14,220	56	18,382
Deferred income taxes	13,409	384	—	13,793
Assets held for sale	1,468	—	1,441	2,909
Other current assets	1,794	1,576	54	3,424
Total current (liabilities) assets	(237,579)	269,888	33,533	65,842
Property and Equipment, net	291,455	138,374	5,923	435,752
Goodwill	—	93,461	—	93,461
Intangible Assets	25	25,921	—	25,946
Other Assets	224,494	32,802	(229,314)	27,982
Total Assets (Liabilities)	$278,395	$560,446	$(189,858)	$648,983
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$9,330	$2,498	$(1,020)	$10,808
Accrued payroll and related expenses	13,275	4,474	12	17,761
Accrued expenses	16,238	7,614	(401)	23,451
Deferred revenue	—	18,270	(462)	17,808
Federal, state and local taxes (receivable) payable	(17,053)	25,535	80	8,562
Current portion of long-term debt and capitalized lease obligations	7,972	573	52	8,597
Total current liabilities	29,762	58,964	(1,739)	86,987
Other Liabilities	35,001	23,908	923	59,832
Long-Term Debt, less current portion	147,394	320	(20,060)	127,654
Capitalized Lease Obligations, less current portion	8,221	763	—	8,984
Shareholders’ Equity (Deficit):
Common stock	132,218	343,430	(300,663)	174,985
Retained (deficit) earnings	(74,201)	133,061	131,681	190,541
Total shareholders’ equity (deficit)	58,017	476,491	(168,982)	365,526
Total Liabilities and Shareholders’ Equity (Deficit)	$278,395	$560,446	$(189,858)	$648,983

Consolidating Statement of Operations

12 Weeks Ended July 13, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$123,919	$91,311	$5,725	$220,955
Commissary sales	—	20,974	(20,974)	—
Franchise and other revenue	212	50	(74)	188
	124,131	112,335	(15,323)	221,143

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	35,884	26,888	2,045	64,817
Payroll and benefits	46,420	33,721	(1,490)	78,651
Restaurant operating costs	22,288	17,592	4,378	44,258
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	104,592	78,201	4,933	187,726

Cost of commissary sales	—	20,930	(20,930)	—
Advertising and marketing expenses	—	7,708	43	7,751
General and administrative expenses	934	9,656	(244)	10,346
Depreciation and amortization of property and equipment	6,767	4,633	205	11,605
Impairment, disposal and restructuring charges, net	1,170	534	24	1,728
Pre-opening costs	734	859	—	1,593
	114,197	122,521	(15,969)	220,749
Income (loss) from Operations	9,934	(10,186)	646	394
Other Expense (Income):
Interest expense, net	2,478	42	140	2,660
Other, net	12,392	(12,393)	—	(1)
	14,870	(12,351)	140	2,659
(Loss) Earnings Before Income Taxes	(4,936)	2,165	506	(2,265)
Income Tax Expense / (Benefit)	6,561	(992)	—	5,569
Net (Loss) Earnings	$(11,497)	$3,157	$506	$(7,834)

Consolidating Statement of Operations

12 Weeks Ended July 15, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$127,284	$92,733	$6,360	$226,377
Commissary sales	—	66,107	(63,858)	2,249
Franchise and other revenue	214	—	(85)	129
	127,498	158,840	(57,583)	228,755

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	36,646	27,304	2,412	66,362
Payroll and benefits	45,577	32,628	(875)	77,330
Restaurant operating costs	22,328	16,338	4,455	43,121
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	104,551	76,270	5,992	186,813

Cost of commissary sales	—	66,190	(64,075)	2,115
Advertising and marketing expenses	—	7,956	106	8,062
General and administrative expenses	2,402	9,389	(528)	11,263
Depreciation and amortization of property and equipment	6,706	4,674	284	11,664
Impairment, disposal and restructuring charges, net	142	7,731	—	7,873
Pre-opening costs	360	238	(1)	597
	114,161	172,448	(58,222)	228,387
Income (loss) from Operations	13,337	(13,608)	639	368
Other Expense (Income):
Interest expense, net	2,318	171	192	2,681
Other, net	12,723	(12,729)	—	(6)
	15,041	(12,558)	192	2,675
(Loss) Earnings Before Income Taxes	(1,704)	(1,050)	447	(2,307)
Income Tax (Benefit) / Expense	(1,239)	78	—	(1,161)
Net (Loss) Earnings	$(465)	$(1,128)	$447	$(1,146)

Consolidating Statement of Operations

28 Weeks Ended July 13, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$291,440	$213,049	$13,642	$518,131
Commissary sales	—	47,766	(47,766)	—
Franchise and other revenue	535	140	(168)	507
	291,975	260,955	(34,292)	518,638

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	84,725	62,953	4,821	152,499
Payroll and benefits	106,441	77,315	(3,487)	180,269
Restaurant operating costs	52,477	39,999	10,268	102,744
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	243,643	180,267	11,602	435,512

Cost of commissary sales	—	47,650	(47,650)	—
Advertising and marketing expenses	—	18,909	177	19,086
General and administrative expenses	3,803	20,830	(696)	23,937
Depreciation and amortization of property and equipment	15,647	11,063	478	27,188
Impairment, disposal and restructuring charges, net	1,137	587	(193)	1,531
Pre-opening costs	1,185	1,227	—	2,412
	265,415	280,533	(36,282)	509,666
Income (loss) from Operations	26,560	(19,578)	1,990	8,972
Other Expense (Income):
Interest expense, net	6,100	15	388	6,503
Other, net	29,145	(29,146)	—	(1)
	35,245	(29,131)	388	6,502
(Loss) Earnings Before Income Taxes	(8,685)	9,553	1,602	2,470
Income Tax Expense / (Benefit)	893	(966)	—	(73)
Net (Loss) Earnings	$(9,578)	$10,519	$1,602	$2,543

Consolidating Statement of Operations

28 Weeks Ended July 15, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$303,306	$217,098	$15,089	$535,493
Commissary sales	—	158,377	(152,399)	5,978
Franchise and other revenue	376	—	(203)	173
	303,682	375,475	(137,513)	541,644

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	89,056	63,634	3,592	156,282
Payroll and benefits	106,743	77,258	(1,821)	182,180
Restaurant operating costs	51,334	38,679	9,965	99,978
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	247,133	179,571	11,736	438,440

Cost of commissary sales	—	155,829	(150,323)	5,506
Advertising and marketing expenses	—	17,901	212	18,113
General and administrative expenses	5,120	23,170	(1,110)	27,180
Depreciation and amortization of property and equipment	15,359	10,902	661	26,922
Impairment, disposal and restructuring charges, net	79	8,707	—	8,786
Pre-opening costs	1,263	496	(47)	1,712
	268,954	396,576	(138,871)	526,659
Income (loss) from Operations	34,728	(21,101)	1,358	14,985
Other Expense (Income):
Interest expense, net	5,727	396	454	6,577
Other, net	30,320	(30,331)	—	(11)
	36,047	(29,935)	454	6,566
(Loss) Earnings Before Income Taxes	(1,319)	8,834	904	8,419
Income Tax Expense	1,335	222	—	1,557
Net (Loss) Earnings	$(2,654)	$8,612	$904	$6,862

Consolidating Statement of Cash Flows

28 Weeks Ended July 13, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) earnings	$(9,578)	$10,519	$1,602	$2,543
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,647	11,063	478	27,188
Amortization of debt issuance costs	502	—	—	502
Share–based compensation	2,505	—	—	2,505
Amortization of deferred gain on sale-leaseback	(569)	—	—	(569)
Deferred income taxes and other income tax related items	(3,037)	—	—	(3,037)
Loss on the sale of assets	42	—	—	42
Impairment, disposal and restructuring charges, net	1,133	554	(314)	1,373
Changes in assets and liabilities:
Trade accounts receivable	735	2,248	744	3,727
Inventories	(160)	(1,577)	(6)	(1,743)
Other current assets	(1,133)	(1,181)	(2,481)	(4,795)
Trade accounts payable	3,621	54	10,505	14,180
Deferred revenue	—	(10,462)	(140)	(10,602)
Accrued payroll, accrued expenses, and federal, state and local taxes	7,804	(2,117)	(558)	5,129
Other long-term assets and liabilities	809	246	32	1,087
Net cash provided by operating activities	18,321	9,347	9,862	37,530

Cash Flows from Investing Activities:
Additions to property and equipment	(18,121)	(16,519)	(341)	(34,981)
Proceeds from the sale of assets	834	64	1,779	2,677
Other, net	7,730	(5,536)	(2,102)	92
Net cash used in investing activities	(9,557)	(21,991)	(664)	(32,212)

Cash Flows from Financing Activities:
Proceeds from long-term debt	22,083	—	—	22,083
Payments on long-term debt and capitalized lease obligations	(4,082)	—	(1,149)	(5,231)
Excess tax benefit from share-based payments	—	—	—	—
Dividends paid	(2,603)	—	—	(2,603)
Shares repurchased	(24,774)	—	—	(24,774)
Other financing activities	137	—	—	137
Proceeds from the exercise of stock options and issuances under stock purchase plan	628	—	—	628
Net cash used in financing activities	(8,611)	—	(1,149)	(9,760)

Increase (Decrease) in Cash and Cash Equivalents	153	(12,644)	8,049	(4,442)
Cash and Cash Equivalents at Beginning of the Period	3,680	6,269	33	9,982
Cash and Cash Equivalents at End of the Period	$3,833	$(6,375)	$8,082	$5,540

Consolidating Statement of Cash Flows

28 Weeks Ended July 15, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) earnings	$(2,654)	$8,612	$904	$6,862
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,359	10,902	661	26,922
Amortization of debt issuance costs	469	—	—	469
Share–based compensation	2,356	—	—	2,356
Amortization of deferred gain on sale-leaseback	(569)	—	—	(569)
Deferred income taxes and other income tax related items	(797)	—	—	(797)
Loss on the sale of assets	113	—	—	113
Impairment, disposal and restructuring charges, net	(182)	8,165	—	7,983
Changes in assets and liabilities:
Trade accounts receivable	(193)	(573)	403	(363)
Inventories	(129)	(5,373)	21	(5,481)
Other current assets	(1,504)	208	(2,004)	(3,300)
Trade accounts payable	(4,903)	(2,332)	3,042	(4,193)
Deferred revenue	—	(11,168)	(52)	(11,220)
Accrued payroll, accrued expenses, and federal, state and local taxes	(6,652)	1,509	(317)	(5,460)
Other long-term assets and liabilities	(468)	421	(56)	(103)
Net cash provided by operating activities	246	10,371	2,602	13,219

Cash Flows from Investing Activities:
Additions to property and equipment	(19,927)	(5,627)	(825)	(26,379)
Proceeds from the sale of assets	—	10,995	—	10,995
Other, net	13,027	(10,923)	(2,126)	(22)
Net cash used in investing activities	(6,900)	(5,555)	(2,951)	(15,406)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	—	—
Payments on long-term debt and capitalized lease obligations	(7,146)	—	—	(7,146)
Excess tax benefit from share-based payments	1,621	—	—	1,621
Dividends paid	(1,477)	—	—	(1,477)
Shares repurchased	—	—	—	—
Other financing activities	—	—	—	—
Proceeds from the exercise of stock options and issuances under stock purchase plan	4,666	—	—	4,666
Net cash used in financing activities	(2,336)	—	—	(2,336)

(Decrease) Increase in Cash and Cash Equivalents	(8,990)	4,816	(349)	(4,523)
Cash and Cash Equivalents at Beginning of the Period	3,069	16,524	330	19,923
Cash and Cash Equivalents at End of the Period	$(5,921)	$21,340	$(19)	$15,400

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

Overview

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of July 13, 2008, we operated 229 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 116 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic, and ten Stoney River restaurants in six states in the Southeast and Midwest. As of July 13, 2008, we had nine franchised O’Charley’s restaurants, including four franchised O’Charley’s restaurants in Michigan, two franchised O'Charley's restaurants in Ohio, one O’Charley’s franchised restaurant in Iowa, one O’Charley’s franchised restaurant in Pennsylvania and one O’Charley’s franchised restaurant in Tennessee at the Nashville International Airport. As of July 13, 2008, we had two joint venture O’Charley’s restaurants in Louisiana, and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest. Our fiscal year ends on the last Sunday of the calendar year. We have one reportable segment.

Almost three years ago we began our turnaround and transformation process. Our strategy continues to be anchored by three key elements: building a winning team, improving box economics and achieving high guest satisfaction.

Strengthening the organization with a new core of talent and building a winning team. We have assembled a core of executive talent over the past few years with key additions throughout our support, supply chain and operations areas. We believe that we have in place a management team that will be able to execute successfully our turnaround and transformation efforts, and guide the Company through this difficult economic environment. We believe that the success of our Company depends on demonstrating “A Passion to Serve” SM with every guest, at every restaurant, every day.

Improving box economics through the execution of product and labor cost management and increasing same store sales through our re-branding initiatives, new product offerings, new marketing, and a more analytical approach to menu pricing. Box economics is the relationship between the investment in our restaurants and the sales and related operating margin that those sales should produce. We are continuing to leverage our development teams, operational teams, and supply chain teams in controlling the capital costs and the ultimate expense associated with our re-branding programs. Our product development teams at all three concepts continue to deliver great tasting menu offerings. As part of the re-branding initiative, we have trained and implemented new service standards, and introduced new kitchen technology and menu engineering. Another important aspect of our re-branding is the introduction of concept specific elements including new uniforms, plateware, menu designs, and Curbside-To-Go service. During the second quarter of 2008, we completed 21 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants and 9 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants. As of the end of the second quarter of 2008, we have completed 62 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 62 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants. ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ restaurants re-branded during the past four quarters had, in aggregate, positive same store sales in the second quarter. However, in light of the current economic conditions and their impact on consumer spending, we are deferring the restaurant re-brandings scheduled for the remainder of 2008. We are continuing to evaluate and may further adjust our capital expenditure plans.

Achieving high guest satisfaction and intent to return by instilling “A Passion to Serve” SM. In 2005, we adopted a vision statement: ‘A Passion to Serve’ SM. This statement describes our commitment to our guests, each other, our stakeholders and our communities. Our vision is to be the best of class in food and service in our segments of the restaurant industry. We are holding ourselves to higher standards as measured by our Guest Satisfaction Index or “GSI” as we believe that the best marketing takes place within the four walls of our restaurants. Many of our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ initiatives are designed to improve the guest experience. Our senior management teams at Ninety Nine and O’Charley’s have implemented a combination of in-store and market focus groups designed to solicit feedback about how we can continue to improve our delivery of great food and service. We believe that increases in check average and guest counts require sustainable improvement in the guest experience. ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ are key elements in our effort to achieve higher guest satisfaction. While recent economic conditions have had a negative impact on our financial performance, we believe that we are taking the appropriate steps to generate profitable and sustainable growth while enhancing shareholder value. In addition to our core strategy, we remain focused on the cost effectiveness of our support functions and our on-going review of general and administrative expenses.

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

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood which accounted for approximately 23 percent, 12 percent and 9 percent, respectively, of our overall cost of food and beverage in the second quarter of 2008. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

Interest Expense, net represents the sum of the following: interest on our revolving credit facility; interest on our 9 percent Senior Subordinated Notes due 2013 (the “Notes”); including the impact of the interest rate swaps on the $78.0 million notional amount of the Notes; amortization of prepaid interest and finance charges; changes in the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; interest on capital lease obligations; fees for certain unused credit facilities; and interest income from our investments in overnight repurchase agreements.

Income Tax Expense (Benefit) represents the provision for income taxes, as well as the impact of permanent tax differences on our income tax provision.

The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 12 and 28-week periods ended July 13, 2008 and July 15, 2007 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	12 Weeks Ended		28 Weeks Ended
	July 13,	July 15,	July 13,	July 15,
	2008	2007	2008	2007

Revenues:
Restaurant sales	99.9%	99.0%	99.9%	98.9%
Commissary sales	0.0	1.0	0.0	1.1
Franchise and other revenue	0.1	0.0	0.1	0.0
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.3	29.3	29.4	29.2
Payroll and benefits	35.6	34.2	34.8	34.0
Restaurant operating costs	20.0	19.0	19.8	18.7
Cost of restaurant sales (2)	85.0	82.5	84.0	81.9

Cost of commissary sales (3)	0.0	0.9	0.0	1.0
Advertising and marketing expenses	3.5	3.5	3.7	3.3
General and administrative expenses	4.7	4.9	4.6	5.0
Depreciation and amortization	5.2	5.1	5.2	5.0
Impairment, disposal and restructuring charges, net	0.8	3.4	0.3	1.6
Pre-opening costs	0.7	0.3	0.5	0.3

Income from Operations	0.2	0.2	1.7	2.8

Other Expense:
Interest expense, net	1.2	1.2	1.2	1.2
(Loss) Earnings before Income Taxes	(1.0)	(1.0)	0.5	1.6
Income Tax Expense / (Benefit)	2.5	(0.5)	0.0	0.3
Net (Loss) Earnings	(3.5)%	(0.5)%	0.5%	1.3%

(1)	Shown as a percentage of restaurant sales.

(2)	Exclusive of depreciation and amortization shown separately.
(3)

Cost of commissary sales as a percentage of commissary sales was 93.9 percent and 92.0 percent, respectively, for the 12 weeks and 28 weeks ended July 15, 2007. Severance cost associated with the closing of our commissary was recorded in the impairment, disposal and restructuring charges line item.

The following table reflects margin performance of each of our concepts for the 12 and 28-week periods ended July 13, 2008 and July 15, 2007.

	12 Weeks Ended		28 Weeks Ended
	July 13,	July 15,	July 13,	July 15,
	2008	2007	2008	2007
	($ in millions)		($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales	$ 140.8	$ 144.3	$ 331.5	$ 344.7

Cost and expenses: (2)
Cost of food and beverage	29.0%	29.0%	29.2%	29.0%
Payroll and benefits	35.5%	34.3%	34.6%	33.8%
Restaurant operating costs (3)	19.2%	18.8%	19.2%	18.0%
Cost of restaurant sales (4)	83.7%	82.1%	83.0%	80.8%

Ninety Nine Concept:
Restaurant Sales	$ 71.8	$ 73.1	$ 166.2	$ 169.2

Cost and expenses: (2)
Cost of food and beverage	28.9%	29.0%	29.0%	28.5%
Payroll and benefits	36.6%	34.6%	36.0%	35.3%
Restaurant operating costs (3)	21.8%	19.7%	21.4%	20.2%
Cost of restaurant sales (4)	87.3%	83.3%	86.4%	84.0%

Stoney River Concept:
Restaurant Sales	$ 8.3	$ 8.9	$ 20.4	$ 21.6

Cost and expenses: (2)
Cost of food and beverage	37.8%	37.1%	37.3%	37.2%
Payroll and benefits	28.9%	27.8%	28.7%	27.7%
Restaurant operating costs (3)	19.2%	17.6%	18.2%	16.6%
Cost of restaurant sales (4)	85.9%	82.5%	84.2%	81.5%

(1) Includes restaurant sales from O’Charley’s joint venture operations of approximately $1.9 million and $2.1 million for the 12 weeks ended

July 13, 2008 and July 15, 2007, and approximately $4.2 million and $5.0 million for the 28 weeks ended July 13, 2008 and July 15, 2007,

but excludes revenue from franchised restaurants.

(2) Shown as a percentage of restaurant sales.

(3) Includes rent, where 100% of the Ninety Nine restaurant locations are leased (land or land and building) as compared to 58% for

O’Charley’s and 60% for Stoney River.

(4) Exclusive of depreciation and amortization.

The following table sets forth certain financial and other restaurant data for the quarters ended July 13, 2008 and July 15, 2007:

	July 13,	July 15,
	2008	2007
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	228	230
Restaurants opened	1	1
Restaurant closed	—	(2)
In operation, end of quarter	229	229
Ninety Nine Restaurants:
In operation, beginning of quarter	114	113
Restaurants opened	2	1
Restaurants closed	—	(1)
In operation, end of quarter	116	113
Stoney River Restaurants:
In operation, beginning of quarter	10	10
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	10	10
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	12	9
Restaurants opened	—	2
Restaurants closed	—	—
In operation, end of quarter	12	11
Average Weekly Sales per Store:
O’Charley’s	$50,761	$51,605
Ninety Nine	52,154	53,598
Stoney River	69,496	74,432
Change in Same Store Sales (1):
O’Charley’s	(1.4%)	(2.1%)
Ninety Nine	(3.1%)	1.6%
Stoney River	(6.4%)	(0.4%)
Change in Same Store Guest Visits (1):
O’Charley’s	(4.5%)	(6.2%)
Ninety Nine	(5.8%)	(1.3%)
Stoney River	(13.7%)	(5.3%)
Change in Same Store Average Check per Guest (1):
O’Charley’s	3.2%	4.3%
Ninety Nine	2.9%	3.0%
Stoney River	8.4%	5.1%
Average Check per Guest (2):
O’Charley’s	$12.91	$12.51
Ninety Nine	14.95	14.53
Stoney River	46.25	42.57

(1)	When computing same store sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open at the end of the quarter.

Second Fiscal Quarter and First 28 weeks of 2008 Versus Second Fiscal Quarter and First 28 weeks of 2007

Revenues

During the 12 weeks ended July 13, 2008, total revenues decreased 3.3 percent to $221.1 million from $228.8 million for the same prior year period. Total revenues for the first 28 weeks of 2008 decreased 4.2 percent to $518.6 million from $541.6 million in the same prior-year period.

Restaurant sales for company-operated O’Charley’s decreased 2.3 percent to $138.9 million for the second quarter of 2008, reflecting a decline in same store sales of 1.4 percent, and the addition of two new company-operated restaurants and the closing of two company-operated restaurants since the second quarter of 2007. The same-store sales decrease of 1.4 percent was comprised of a 3.2 percent increase in average check offset by a 4.5 percent decrease in guest counts. In addition to weak consumer demand caused by current economic conditions, a number of factors affected the same store sales performance at the O’Charley’s concept. As of the end of the second quarter of 2008, we have completed 62 ‘Project RevO’lution’ re-brandings, including the Nashville, Indianapolis, Knoxville, Chattanooga and Atlanta markets. In the aggregate, sales at these re-branded restaurants continue to outperform the rest of the concept, while the 44 restaurants re-branded during the past four quarters had positive same-store sales in the second quarter of 2008. Year-over-year sales comparisons benefited by the fact that the phase out of Kids Eat Free at most O’Charley’s restaurants occurred more than one year ago. As of the end of the second quarter of 2007, we had reduced the availability of Kids-Eat-Free in our O’Charley’s restaurants by approximately 80 percent since the second quarter of 2006. O’Charley’s same-store sales continue to be negatively impacted by a smoking ban in Tennessee, where we have our largest concentration of restaurants. We estimate that this smoking ban, which was implemented on October 1, 2007 and does not apply uniformly to all eating and drinking establishments, reduced O’Charley’s same-store sales by 0.7 percent in the second quarter. Restaurant sales for company-operated O’Charley’s decreased to $327.3 million for the first 28 weeks of 2008 from $339.7 million for the first 28 weeks of 2007 reflecting a same store sales decrease of 3.4 percent comprised of a 3.4 percent higher average check and offset by a decrease in guest counts of 6.5 percent.

Restaurant sales for Ninety Nine decreased 1.7 percent to $71.8 million in the second quarter of 2008, reflecting a decline in same store sales of 3.1 percent, and the addition of four new restaurants and the closing of one restaurant since the second quarter of 2007. The same-store sales decrease of 3.1 percent was comprised of a 2.9 percent increase in average check offset by a 5.8 percent decrease in guest counts. We believe the significant downturn in Ninety Nine same store sales was primarily due to the continuing deterioration of the economic environment in New England since the second half of 2007 which has continued through the first half of 2008. Average check in the second quarter was $14.95. As of the end of the second quarter of 2008, we have completed 62 ‘Project Dressed to the Nines’ re-brandings, including our core markets in Eastern Massachusetts and are substantially complete in Southern New Hampshire. In the aggregate, sales at these re-branded restaurants continue to outperform the rest of the concept, while the 37 restaurants re-branded during the past four quarters had positive same store-sales in the second quarter of 2008. Restaurant sales for Ninety Nine restaurants decreased to $166.2 million for the first 28 weeks of 2008 from $169.2 million for the first 28 weeks of 2007 reflecting a same store sales decrease of 2.6 percent comprised of a 3.4 percent higher average check offset by a decrease in guest counts of 5.8 percent.

Restaurant sales for Stoney River Legendary Steaks decreased 6.6 percent to $8.3 million, which reflects a same store sales decrease of 6.4 percent. The same-store sales decrease of 6.4 percent consisted of a 8.4 percent increase in average check and a 13.7 percent decrease in guest counts. At the end of the second quarter of 2008, all of the 10 Stoney River restaurants were included in the same store sales base. Restaurant sales for Stoney River restaurants decreased to $20.4 million for the first 28 weeks of 2008 from $21.6 million for the first 28 weeks of 2007, reflecting a same store sales decrease of 4.7 percent comprised of a 8.4 percent higher average check and a decrease in guest counts of 12.0 percent.

We did not have any commissary sales or expenses during the first 28 weeks of 2008 as we outsourced third party sales as part of our supply chain restructuring in 2007. We now receive royalty revenue from those sales which is recognized in other revenue in the consolidated statement of operations.

Cost of Food and Beverage

During the second quarter of 2008, our cost of food and beverage was $64.8 million, or 29.3 percent of restaurant sales, compared with $66.4 million, or 29.3 percent of restaurant sales, in the second quarter of 2007. On a constant mix basis, our commodity costs were 2.8 percent higher in the current year quarter compared to the prior year, driven primarily by the increases in the cost for dairy products, poultry and wheat products. Higher fuel-related distribution costs also contributed to the increase in our food costs. Although offset by the higher commodity and fuel costs, we continue to realize the anticipated savings from the sale of the commissary and restructuring of our supply chain that we completed last year. During the first 28 weeks of 2008, cost of food and beverage was $152.5 million, or 29.4 percent of restaurant sales, compared to $156.3 million, or 29.2 percent of restaurant sales, in the same prior year period.

Payroll and Benefits

During the second quarter of 2008, payroll and benefits were $78.7 million, or 35.6 percent of restaurant sales, compared to $77.3 million, or 34.2 percent of restaurant sales, in the same prior-year period. This increase in labor costs as a percentage of restaurant sales was primarily the result of the deleveraging impact of the reduction in guest counts, higher employee benefits and workers compensation expenses and higher management labor expense on a reduced sales base. During the first 28 weeks of 2008, payroll and benefits were $180.3 million, or 34.8 percent of restaurant sales, compared to $182.2 million, or 34.0 percent of restaurant sales, in the same prior year period.

Restaurant Operating Costs

During the second quarter of 2008, restaurant operating costs were $44.3 million, or 20.0 percent of restaurant sales, compared to $43.1 million, or 19.0 percent of restaurant sales, in the same prior year period. The increase in restaurant operating costs primarily consists of increases in utility costs, combined with the deleveraging impact of reduced sales on rent and other fixed costs. During the first 28 weeks of 2008, restaurant operating costs were $102.7 million, or 19.8 percent of restaurant sales, compared to $100.0 million, or 18.7 percent of restaurant sales, in the same prior year period.

Advertising and Marketing Expenses

During the second quarter of 2008, advertising and marketing expenses were $7.8 million, or 3.5 percent of revenue, as compared to $8.1 million, or 3.5 percent of revenue, in the same prior year period. During the first 28 weeks of 2008, advertising and marketing expenses were $19.1 million, or 3.7 percent of revenue, as compared to $18.1 million, or 3.3 percent of revenue, in the same prior year period.

General and Administrative Expenses

General and administrative expenses were $10.3 million, or 4.7 percent of revenue, in the second quarter of 2008 compared to $11.3 million, or 4.9 percent of revenue, in the second quarter of 2007. This improvement in spending was primarily the result of organization changes and tight control in most spending categories.

During the first 28 weeks of 2008, general and administrative expenses were $23.9 million, or 4.6 percent of revenue, as compared to $27.1 million, or 5.0 percent of revenue, in the same prior year period.

Depreciation and Amortization, Property and Equipment

During the second quarter of 2008, depreciation and amortization was $11.6 million, or 5.2 percent of revenue, as compared to $11.7 million, or 5.1 percent of revenue, in the same prior year period. During the first 28 weeks of 2008, depreciation and amortization was $ 27.2 million, or 5.2 percent of revenue, as compared to $26.9 million or 5.0 percent of revenue in the same prior year period. The increase in depreciation and amortization is primarily due to additional capital expenditures associated with new restaurants and re-brandings of existing restaurants.

Impairment, Disposal and Restructuring Charges, net

During the second quarter of 2008, impairment, disposal and restructuring charges, net were $1.7 million, or 0.8 percent of revenue, as compared to $7.9 million, or 3.4 percent of revenue, in the same prior year period. During the first 28 weeks of 2008, impairment, disposal and restructuring charges, net were $1.5 million, or 0.3 percent of revenue, as compared to $8.8 million, or 1.6 percent of revenue, in the same prior year period. During the second quarter of 2008, we , incurred an impairment charge of $1.9 million relating to two O’Charley’s restaurants and one Ninety Nine restaurant, all of which will remain open. The reduction in the quarter-over-quarter and year-over-year expense is primarily related to the changes made in our supply chain in 2007. In the second quarter of 2007, we announced the sale of our Nashville commissary and the outsourcing of our entire manufacturing and Nashville-based distribution operations. As a result, we recorded charges in the second quarter of 2007 of approximately $6.7 million for impairment and disposal charges for the sale and write-down of the real estate and manufacturing equipment and approximately $0.9 million in severance and retention costs, legal and transition costs relating to these supply chain changes. During the first quarter of 2007 we recorded impairment charges of $0.9 million for assets related to the closing of our Woburn, Massachusetts commissary and our salad and poultry operations in Nashville, TN.

Pre-opening Costs

Pre-opening costs in the second quarter of 2008 were $1.6 million, or 0.7 percent of revenue, compared to $0.6 million, or 0.3 percent of revenue, in the second quarter of 2007. In the second quarter of 2008 we opened one new company-owned O’Charley’s restaurant and two new Ninety Nine restaurants and we completed 21 ‘Project RevO’lution’ and nine ‘Project Dressed to the Nine’ re-brandings. During the first 28 weeks of 2008, pre-opening costs were $2.4 million, or 0.5 percent of revenue, as compared to $1.7 million or 0.3 percent of revenue in the same prior year period.

Interest Expense, Net

Interest expense for the second quarter of 2008 was $2.7 million, or 1.2 percent of revenue, compared to $2.7 million, or 1.2 percent of revenue, in the second quarter of 2007. During the first 28 weeks of 2008, interest expense was $6.5 million, or 1.2 percent of revenue, as compared to $6.6 million or 1.2 percent of revenue in the same prior year period. Lower short term interest rates on the company’s variable rate debt, were offset by higher debt levels as the continuing pay down of our capital leases was more than offset by additional borrowing under our revolving credit facility. At the end of the second quarter of 2008, we had $22.1 million of borrowing on our revolving line of credit. At the end of the prior year quarter, we did not have any borrowing under the line.

Income Taxes

Through the second quarter of 2008 we have recorded an income tax benefit of $0.1 million, equivalent to negative 2.9% of year to date pre-tax income. Through the second quarter of 2008, we estimate that the tax credits, which are primarily the FICA tip credits and the Work Opportunity Tax Credit (“WOTC”), will be approximately $4.0 million. Under SFAS 109, “Accounting for Income Taxes,” companies are required to apply their estimated full year tax rate on a year to date basis in each interim period. Under FASB Interpretation No. 18 (“FIN 18”) “Accounting for Income Taxes in Interim Periods,” companies should not apply the estimated full year tax rate to interim financial results if the estimated full-year tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on the our current projections, a small change in pre-tax earnings would result in a material change in the estimated annual effective rate. As such, we have recorded a tax benefit through the second quarter of 2008 based on the actual year-to-date results, in accordance with FIN 18. Through the second quarter of 2008, we have recorded an income tax benefit of approximately $0.1 million, equivalent to negative 2.9% of year to date pre-tax income. We reported a second quarter after-tax loss of $7.8 million, or $0.38 per diluted share, compared with a net loss in the prior year quarter of $1.1 million, or $0.05 per diluted share. In comparison, the effective tax rate applied to our pretax profit in the second quarter of 2007 was 50.3 percent.

Impact of Re-branding Initiatives

Expenses relating to our re-branding initiatives reduced income from operations in the second quarter of 2008 by $2.5 million, or 1.1 percent of revenue, and reduced net earnings by $0.07 per diluted share. These expenses include depreciation expense of $1.7 million, pre-opening expenses of $0.6 million, and advertising expenses of $0.2 million. Of the $1.7 million of depreciation, $0.1 million is attributable to the accelerated depreciation of assets removed from service and $1.6 million is attributable to the depreciation of the new investment made in all restaurants re-branded to date. In comparison, expenses relating to our re-branding initiatives reduced income from operations in the prior year quarter by $1.3 million, and reduced net earnings by $0.03 per diluted share. In the first 28 weeks of 2008, these expenses reduced income from operations by $5.4 million and reduced net earnings by $0.15 per diluted share. We estimate that the ongoing annual depreciation related to our re-branding initiatives completed to date to be approximately $7.3 million, throughout the expected useful lives of the respective assets. As stated in the Outlook section, our guidance for fiscal 2008 includes an estimated reduction to net earnings of $0.26 per diluted share related to the re-brandings completed by the end of the second quarter of 2008. The difference between the reduction in net earnings from our re-branding initiative of $0.15 per diluted share for the first 28 weeks of 2008, and the estimated annual impact of $0.26 per diluted share is the result of ongoing depreciation during the second half of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development, re-branding capital spending and other capital expenditures, or have used our cash to fund stock repurchases or cash dividends. We do not believe this indicates a lack of liquidity. To the extent operations generate cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and we have opened one Company-owned O’Charley’s restaurant, two Ninety Nine restaurants and no Stoney River restaurants during the second quarter of 2008. We completed 21 O’Charley’s restaurant re-brandings and 9 Ninety Nine restaurant re-brandings during the quarter as part of our continued focus on our existing restaurants. As of the end of the quarter, we have completed 62 restaurant re-brandings for O’Charley’s and 62 for Ninety Nine restaurant re-brandings since inception of the re-branding initiatives.

On October 18, 2006, we entered into a Second Amended and Restated Credit Agreement, (the “Credit Agreement”). The Credit Agreement amended and restated our existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement provided for a five-year, $125.0 million revolving credit facility and permits us to request an increase in the principal amount of the facility of up to $25.0 million. At July 13, 2008, we had approximately $22.1 million outstanding on our revolving credit facility and approximately $12.6 million in letters of credit which reduced our available borrowings under the Credit Agreement. Pursuant to our Credit Agreement, we have approximately $15.0 million in remaining capacity that can be used to repurchase shares and pay dividends.

On July 17, 2008, we amended our Credit Agreement by making changes to certain defined terms and conditions. This amendment allows for the exclusion of re-branding capital expenditures when calculating the fixed charge coverage ratio and reduced the maximum borrowing capacity under our Credit Agreement from $125.0 million to $100.0 million. This amendment is filed with this Form 10-Q as Exhibit No. 10.1.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires us to comply with certain financial covenants, including an adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio. We were in compliance with such covenants at July 13, 2008.

The interest rates per annum applicable to loans outstanding under the Credit Agreement are, at our option, equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.0 percent to 0.5 percent in the case of base rate loans and 0.75 percent to 1.25 percent in the case of LIBOR rate loans), depending on our senior secured leverage ratio. At July 13, 2008, our margin applicable to LIBOR loans was 0.75 percent. In addition to the interest payments required under the Credit Agreement, we are required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25 percent to 0.375 percent per annum, depending on our senior secured leverage ratio. At July 13, 2008, our applicable commitment fee on the aggregate average daily unused portion of the credit facility was 0.25 percent.

Our obligations under the Credit Agreement are secured by liens on substantially all of our assets, including a pledge of the capital stock of our material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

From time to time, we have entered into interest rate swap agreements with certain financial institutions. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps as of July 13, 2008 is $78.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent. The total notional amount of the swaps was $100.0 million as of the end of fiscal 2007; however, during the first quarter of 2008, one of the banks participating in the swaps decided to no longer participate, thus reducing the notional amount of our outstanding swaps by $22.0 million. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0 percent senior subordinated notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013.

On May 21, 2008, we announced that our Board of Directors approved a quarterly cash dividend on our common stock of $0.06 per share. The dividend was payable on June 27, 2008 to shareholders of record on June 13, 2005. The total dividend of approximately $1.3 million was recorded in the second quarter of 2008 as a reduction to retained earnings. For the 28 weeks ended July 13, 2008, we have paid approximately $2.6 million in dividends.

On February 7, 2008, we announced that our Board of Directors approved a $20 million increase in our share repurchase authorization. During 2007, the Board of Directors approved a $50 million repurchase authorization under which we repurchased $30 million of our common stock by the end of fiscal 2007. During the second quarter of 2008, we repurchased an additional 0.7 million shares for approximately $7.0 million. During 28 weeks ended July 13, 2008, the Company repurchased 2.2 million shares for approximately $24.8 million. The remaining balance that may be repurchased under the current repurchase authorization is $15.2 million. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. We may repurchase shares from time to time on the open market or in private transactions, including structured transactions. The share repurchase program may be modified or discontinued at any time.

In 2008 and 2007, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our restaurant support center. The Company did not finance any capital expenditures using capital leases during the quarter ended July 15, 2007. Capital expenditures for the 28 weeks ended July 13, 2008 and July 15, 2007, excluding new computer equipment financed through capital lease obligations in 2008 were as follows:

	July 13,	July 15,
	2008	2007
	(in thousands)
New restaurant capital expenditures	$11,086	$11,358
Re-branding capital expenditures (1)	18,591	7,621
Other capital expenditures	5,304	7,400
Total capital expenditures	$34,981	$26,379

(1)

Certain other expenditures related to our Kitchen Display System (“KDS”) initiative previously shown as other capital expenditures have been reclassified and included as re-branding capital expenditures.

We expect capital expenditures in 2008 to be between $50.0 million and $55.0 million. Given the current conditions in the general economy and casual dining industry, we have deferred the restaurant re-brandings originally scheduled for the remainder of 2008. We expect to open four new company-owned O’Charley’s restaurants, two new Ninety Nine restaurants, and one new Stoney River restaurant in 2008. By the end of the second quarter, five of these seven planned new restaurants have already opened.

The following tables set forth our capital structure and certain financial ratios and financial data as of and for the 28 weeks ended July 13, 2008 and as of and for the year ended December 30, 2007. The presentation of long-term debt throughout the tables that follow represents long-term debt after giving effect to the fair value of the interest rate swap we are using to hedge the variability of the fair value of $78.0 million of the 9% senior notes due in 2013.

	July 13,		December 30,
	2008		2007
	$	%	$	%
	(Dollars in thousands)
Revolving credit facility	$22,082	4.4%	$—	0.0%
Secured mortgage note payable	60	0.0	76	0.0
GE Capital Financing arrangement	—	0.0	1,149	0.2
Notes payable to Stoney River managing partners	540	0.1	418	0.1
Capitalized lease obligations	13,915	2.8	17,402	3.4
Total senior debt	36,597	7.3	19,045	3.7
Fair value adjustments on hedged debt	704	0.1	1,190	0.2
Senior subordinated notes	125,000	24.7	125,000	24.5
Total debt(1)(2)	162,301	32.1	145,235	28.4
Shareholders’ equity	343,326	67.9	365,526	71.6
Total capitalization	$505,627	100.0%	$510,761	100.0%
Adjusted total debt(1)(3)	$419,501		$411,363
Adjusted total capitalization(1)(3)	$762,827		$776,889
EBITDA(1)(4)	$36,161		$68,719

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

(2)

Total debt represents the long-term debt and capitalized lease obligations, in each case including current portion. The following table reconciles total debt, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion as reflected in our consolidated balance sheets:

	July 13,	December 30,
	2008	2007
	(in thousands)
Current portion of long-term debt and capitalized lease obligations	$ 9,425	$ 8,597
Add:
Fair value adjustments on hedged debt	704	1,190
Long-term debt, less current portion	147,509	126,464
Capitalized lease obligations, less current portion	4,663	8,984
Total debt	$162,301	$ 145,235

(3)

Adjusted total debt represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, plus the product of (a) rent expense for the 52 weeks ended July 13, 2008 and December 30, 2007, respectively, multiplied by (b) eight. Adjusted total capitalization represents the sum of long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity, plus the product of (a) rent expense for the 52 weeks ended July 13, 2008 and December 30, 2007, respectively, multiplied by (b) eight. The following table reconciles adjusted total debt and adjusted total capitalization, as described above, to the long-term debt and capitalized lease obligations, in each case including current portion, shareholders’ equity and rent expense as reflected in our consolidated financial statements and the notes to the consolidated financial statements:

	July 13,	December 30,
	2008	2007
	(in thousands)
Current portion of long-term debt and capitalized leases	$9,425	$8,597
Add:
Fair value adjustments on hedged debt	704	1,190
Long-term debt, less current portion	147,509	126,464
Capitalized lease obligations, less current portion	4,663	8,984
Total debt	162,301	145,235
Add eight times rent expense	257,200	266,128
Adjusted total debt	419,501	411,363
Add:
Shareholders’ equity	343,326	365,526
Adjusted total capitalization	$762,827	$776,889

(4)

EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, as defined in our credit agreement. The following tables reconcile EBITDA, as described above, to net earnings, and to cash flows provided by operating activities as reflected in our consolidated statements of operations and cash flows:

	28 weeks ended July 13,	Year ended December 30,
	2008	2007
	(in thousands)
Net earnings	$2,543	$7,232
Add:
Income tax benefit	(73)	(1,724)
Interest expense, net	6,503	12,329
Depreciation and amortization	27,188	50,882
EBITDA	$36,161	$68,719

	28 weeks Ended	Year ended
	July 13,	December 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 37,530	$ 64,913
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA:
Deferred income taxes	3,037	7,760
Share-based compensation	(2,505)	(4,036)
Amortization of deferred gain on sale-leasebacks	569	1,056
Impairment, disposal and restructuring charges and loss on sale of assets	(1,415)	(14,181)
Changes in operating assets and liabilities	(5,896)	7,375
Changes in long-term assets and liabilities	(1,087)	(3,903)
Income tax benefit	(73)	(1,724)
Interest expense, net (1)	6,001	11,459
EBITDA	$ 36,161	$ 68,719

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

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 30, 2007, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, goodwill and trademarks, impairment of long-lived assets, and income taxes and related financial statement items. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 28 weeks of 2008, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of July 13, 2008 as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.

Outlook

Given our year-to-date results, current and anticipated economic conditions and the decision to defer the remaining 2008 re-branding initiatives, we have revised our previously issued earnings guidance for fiscal 2008 and now expect to report net earnings per diluted share of between $0.08 and $0.16 for the fiscal year ending December 28, 2008. Our earnings guidance for the full year includes a full-year tax benefit between $2.5 million and $3.5 million, or between $0.12 to $0.17 per diluted share, and estimated expenses of approximately $9.2 million, or approximately $0.26 per diluted share, related to re-brandings completed by the end of the second quarter. The expected net earnings per diluted share, and specified components, are calculated at our estimated marginal tax rate. We expect same store sales declines in all three concepts for the balance of the year. For the remainder of fiscal 2008, we have locked in our pricing for approximately 95 percent of our estimated requirements or beef, poultry, and pork, and approximately 40 percent of our estimated requirements for seafood. We currently expect to spend between $50 million and $55 million for capital investments during the 2008 fiscal year. Our guidance for the 2008 fiscal year does not reflect any impact for additional share repurchases or organizational changes that the we may make in the second half of the year.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. We have not yet determined the impact if any, that SFAS No. 141(R) may have on our results of operations and financial position.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We are required to adopt the disclosure provisions of SFAS No. 161 in the first quarter of 2009.

In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) issue No. 03-6 and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-01 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscals years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. We have not yet determined the impact if any, that FSP EITF 03-6-1 may have on our results of operations and financial position.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land, construction costs, and fuel/energy costs has adversely affected our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on our payroll and benefit costs. As a result of increased competition and the competitive employment environment in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs over the past 18 months have had a negative impact on consumer behavior and have increased the cost of operating our remaining Commissary in Bellingham Massachusetts. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

At July 13, 2008, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $78.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirror the interest terms and conditions on the notes and are accounted for as fair value hedges. These swap agreements expire in November 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended July 13, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 5, 2007, we filed suit in Davidson County, Tennessee, against Richard Arras, Steven Pahl and Wi-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to Wi-Tenn Restaurants, LLC, a joint venture owned 50% by us and 50% by the Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin, against us and seven of our current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment, stemming from Defendants’ ownership in Wi-Tenn Restaurants, LLC (the “Wisconsin Action”). We filed a motion to dismiss Defendants’ complaint in the Wisconsin Action and this motion was granted on August 12, 2008, resulting in dismissal of the Wisconsin Action. On February 15, 2008, Defendants filed a counterclaim in the Tennessee Action against us and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). The Tennessee Counterclaim was amended and asserts ten causes of action including the claims asserted in the Wisconsin Action, claims under the Tennessee Securities Act and Delaware Securities Act, claims under the Tennessee Consumer Protection Act, and claims for tortuous interference, breach of fiduciary duty and breach of contract. The Tennessee Counterclaim alleges damages in excess of $75,000. On August 6, 2008, the Court in the Tennessee Action dismissed Defendants’ Counterclaims concerning the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, Tennessee Securities Act and Delaware Securities Act with prejudice and required Defendants to re-plead their claims under the Tennessee Consumer Protection Act and their claims for fraud, misrepresentation, tortuous interference and breach of contract. We deny all liability and intend to vigorously contest the allegations contained in the Tennessee Counterclaim and intends to vigorously prosecute the Tennessee Action against the Defendants. The Tennessee Action is set for trial on July 13, 2009.

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

Item 2. Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended July 13, 2008 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b5-1 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/21/08-5/18/08	—	—	—	$22,225,320
5/19/08-6/15/08	194,147	$10.99	194,147	$20,090,965
6/16/08-7/13/08	464,633	$10.47	464,633	$15,225,330
Total for the Quarter	658,780	$10.63	658,780	$15,225,330

Item 4. Submission of Matters to a Vote of Security Holders

The results of matters voted on at our annual shareholders meeting held on May 21, 2008, were disclosed in Item 4 of our Quarterly Report on Form 10-Q filed on May 28, 2007 for the period ended April 20, 2008 and are hereby incorporated by reference.

Item 6. Exhibits

No.	Description
10.1

Third Amendment, dated as of July 17, 2008, to the Second Amended and Restated Credit Agreement dated October 18, 2006, by and among O’Charley’s Inc., as Borrower, the lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent.

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

O’Charley’s Inc.
(Registrant)

Date: August 20, 2008	By:	/s/ Gregory L. Burns
Gregory L. Burns
Chairman and Chief Executive Officer

Date: August 20, 2008	By:	/s/ Lawrence E. Hyatt

Lawrence E. Hyatt

Chief Financial Officer, Secretary and Treasurer