Form 10-Q
period 2008-10-05
O CHARLEYS INC
filed 2008-11-14
CIK 864233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 5, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2008

Common Stock, no par value	21,315,478 shares

O’Charley’s Inc.

Form 10-Q

For the Quarter Ended October 5, 2008

EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 5,	December 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,079	$9,982
Trade accounts receivable	14,254	17,352
Inventories	21,631	18,382
Deferred income taxes	3,887	13,793
Assets held for sale	2,709	2,909
Other current assets	8,300	3,424
Total current assets	55,860	65,842

Property and Equipment, net	435,044	435,752
Goodwill	45,669	93,461
Intangible Assets	25,946	25,946
Other Assets	25,975	27,982
Total Assets	$588,494	$648,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$17,993	$10,808
Accrued payroll and related expenses	15,039	17,761
Accrued expenses	26,782	23,451
Deferred revenue	6,206	17,808
Federal, state and local taxes	8,440	8,562
Current portion of long-term debt and capitalized lease obligations	8,038	8,597
Total current liabilities	82,498	86,987

Other Liabilities	60,986	59,832
Long-Term Debt, less current portion	163,986	127,654
Capitalized Lease Obligations, less current portion	4,018	8,984

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 21,316,413 in 2008 and 23,148,313 in 2007	154,609	174,985
Retained earnings	122,397	190,541
Total shareholders’ equity	277,006	365,526
Total Liabilities and Shareholders’ Equity	$588,494	$648,983

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

12 Weeks Ended October 5, 2008 and October 7, 2007

(In thousands, except per share data)

(Unaudited)

	2008	2007

Revenues:
Restaurant sales	$209,469	$219,044
Commissary sales	—	1,761
Franchise and other revenue	173	93
	209,642	220,898
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	63,415	63,767
Payroll and benefits	73,897	75,015
Restaurant operating costs	43,606	42,620
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	180,918	181,402

Cost of commissary sales	—	1,920
Advertising and marketing expenses	7,497	7,906
General and administrative expenses	9,327	11,156
Depreciation and amortization of property and equipment	11,678	11,834
Impairment, disposal and restructuring charges, net	86	4,820
Goodwill impairment	47,987	—
Pre-opening costs	763	833
	258,256	219,871
(Loss) Income from Operations	(48,614)	1,027
Other Expense (Income):
Interest expense, net	4,391	2,704
Other, net	3	(1)
	4,394	2,703
Loss Before Income Taxes	(53,008)	(1,676)
Income Tax Expense (Benefit)	13,814	(1,319)
Net Loss	$(66,822)	$(357)

Basic Loss per Common Share:
Net loss	$(3.29)	$(0.02)
Weighted average common shares outstanding	20,333	23,206

Diluted Loss per Common Share:
Net loss	$(3.29)	$(0.02)
Weighted average diluted common shares outstanding	20,333	23,206

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

40 Weeks Ended October 5, 2008 and October 7, 2007

(In thousands, except per share data)

(Unaudited)

	2008	2007

Revenues:
Restaurant sales	$727,600	$754,538
Commissary sales	—	7,739
Franchise and other revenue	680	266
	728,280	762,543
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	215,913	220,049
Payroll and benefits	254,166	257,196
Restaurant operating costs	146,350	142,599
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	616,429	619,844

Cost of commissary sales	—	7,426
Advertising and marketing expenses	26,583	26,018
General and administrative expenses	33,264	38,335
Depreciation and amortization of property and equipment	38,866	38,756
Impairment, disposal and restructuring charges, net	1,617	13,607
Goodwill impairment	47,987	—
Pre-opening costs	3,175	2,545
	767,921	746,531
(Loss) Income from Operations	(39,641)	16,012
Other Expense (Income):
Interest expense, net	10,894	9,281
Other, net	3	(12)
	10,897	9,269
(Loss) Earnings Before Income Taxes	(50,538)	6,743
Income Tax Expense	13,742	238
Net (Loss) Earnings	$(64,280)	$6,505

Basic (Loss) Earnings per Common Share:
Net (loss) earnings	$(3.06)	$0.27
Weighted average common shares outstanding	21,001	23,669

Diluted (Loss) Earnings per Common Share:
Net (loss) earnings	$(3.06)	$0.27
Weighted average diluted common shares outstanding	21,001	24,001

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

40 Weeks Ended October 5, 2008 and October 7, 2007

(In thousands)

(Unaudited)

	2008	2007

Cash Flows from Operating Activities:
Net (loss) earnings	$(64,280)	$6,505
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	38,866	38,756
Amortization of debt issuance costs	930	670
Share-based compensation	3,846	3,163
Amortization of deferred gain on sale-leaseback	(813)	(813)
Deferred income taxes and other income tax related items	14,315	(1,381)
Loss on the sale of assets	56	133
Goodwill impairment	47,987	—
Impairment, disposal and restructuring charges, net	1,459	11,376
Changes in assets and liabilities:
Trade accounts receivable	3,098	(656)
Inventories	(3,248)	7,621
Other current assets	(4,699)	(2,056)
Trade accounts payable	7,185	2,825
Deferred revenue	(11,602)	(12,356)
Accrued payroll, accrued expenses, and federal, state and local taxes	(103)	(8,511)
Other long-term assets and liabilities	(655)	668
Net cash provided by operating activities	32,342	45,944

Cash Flows from Investing Activities:
Additions to property and equipment	(43,229)	(39,662)
Proceeds from the sale of assets	4,056	13,014
Other, net	96	130
Net cash used in investing activities	(39,077)	(26,518)

Cash Flows from Financing Activities:
Proceeds from long-term debt	36,678	—
Payments on long-term debt and capitalized lease obligations	(7,453)	(8,915)
Excess tax benefit from share-based payments	—	1,783
Dividends paid	(3,864)	(2,861)
Shares repurchased	(24,775)	(30,000)
Proceeds from the exercise of stock options and issuances under stock purchase plan	1,109	5,256
Other financing activities	137	—
Net cash provided by (used in) financing activities	1,832	(34,737)
Decrease in Cash and Cash Equivalents	(4,903)	(15,311)
Cash and Cash Equivalents at Beginning of the Period	9,982	19,923
Cash and Cash Equivalents at End of the Period	$5,079	$4,612

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, December 30, 2007	23,148	$174,985	$190,541	$365,526
Comprehensive loss:
Net loss	—	—	(64,280)	(64,280)
Shares tendered for minimum tax withholdings	(48)	(556)	—	(556)
Exercise of employee stock options, including tax benefits	5	65	—	65
Shares issued under CHUX Ownership Plan	120	1,044	—	1,044
Dividends paid ($0.18 per share)	—	—	(3,864)	(3,864)
Shares repurchased	(2,185)	(24,775)	—	(24,775)
Share-based compensation expense	276	3,846	—	3,846
Balance, October 5, 2008	21,316	$154,609	$122,397	$277,006

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12 and 40 Weeks Ended October 5, 2008 and October 7, 2007

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

B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In note 1 in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, the Company summarizes its significant accounting policies. The following expands the Company’s discussion of certain accounting policies:

Operating Leases. The Company has land and building leases that are recorded as operating leases. Most of the leases have rent escalation clauses and some have rent holiday and contingent rent provisions. In accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin (“FTB”) No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” the rent expense under these leases is recognized on the straight-line basis. The Company uses a lease life or expected lease term that generally is inclusive of one five-year renewal period. Based upon the size of the investment that the Company makes at a restaurant site, the economic penalty incurred by discontinuing use of the leased facility, its historical experience with respect to the length of time a restaurant operates at a specific location, and leases that typically have multiple five-year renewal options that are exercised entirely at its discretion, the Company has concluded that one five-year renewal option is reasonably assured. The Company begins recognizing rent expense on the date that the Company becomes legally obligated under the lease, except where the lease contains a rent holiday during construction as discussed below.

Certain leases provide for rent holidays, which are included in the lease life used for the straight-line rent calculation in accordance with FTB No. 88-1, “Issues Relating to Accounting for Leases.” Rent expense and an accrued rent liability are recorded during the rent holiday periods, during which the Company has possession of and access to the property, including the pre-opening period during construction. The Company is typically not required or obligated to, and normally does not, make rent payments during this time.

Certain leases provide for contingent rent, which is determined as a percentage of gross sales in excess of specified levels. In accordance with SFAS No. 29, “Determining Contingent Rentals-an amendment of FASB Statement No. 13” the Company records a contingent rent liability and corresponding rent expense when sales have been achieved in amounts in excess of the specified levels.

The same lease life that is used for the straight-line rent calculation is also used for reporting future minimum lease commitments and for assessing leases for capital or operating lease accounting.

Property and Equipment. The Company states property and equipment at cost and depreciates them on the straight-line method over the following estimated useful lives: buildings and improvements-30 years; furniture, fixtures and equipment-3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capitalized leases is amortized to its expected residual value to the Company at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred. The Company capitalizes all direct external costs associated with obtaining the land, building and equipment for each new restaurant, as well as construction period interest. The Company also capitalizes all direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment for each re-branded restaurant. In addition, for each new restaurant and re-branded restaurant the Company also capitalizes a portion of the internal direct costs of its real estate and construction department.

Deferred Income Taxes. The Company uses the asset and liability method of accounting for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”(“SFAS No.109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. The Company considers the determination of this valuation allowance to be a significant accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, if the Company projects lower levels of future taxable income, or if the Company has recently experienced pretax losses. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect the Company’s reported operating results. During the third quarter of 2008, the Company recognized a charge of $35.4 million to establish a valuation allowance on its deferred tax assets.

C. FAIR VALUE MEASUREMENTS

Effective December 31, 2007, the first day of fiscal 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective December 31, 2007, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements.  As a result, the adoption of SFAS No. 157 did not have a material impact on the Company. The Company applied the provisions of FASB Staff Position (“FSP”) FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS No. 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. The Company is required to adopt SFAS No. 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and is still evaluating the impact on its consolidated financial statements.

Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	Fair Value Measurement at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	October 5, 2008 Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Deferred compensation plan asset	$7,492	$—	$—	$7,492
Interest rate swap asset	—	1,540	—	1,540
Total	$7,492	$1,540	$—	$9,032

The deferred compensation plan asset is comprised of various investment funds, which are valued based upon their quoted market prices. The interest rate swap asset is valued based upon a mathematical approximation of market value, which can be observed moving directionally in relation to changes in the LIBOR.

D. GOODWILL

The Company tests its goodwill and intangible assets for potential impairment in accordance with SFAS No. 142,“Goodwill and Other Intangible Assets”(“SFAS No. 142”), as part of its year-end process or when events or circumstances indicate there may be an impairment. Quoted market prices in active stock markets are often the best evidence of fair value; therefore, a significant decrease in the Company’s stock price could indicate that an impairment of goodwill exists. Also, the Company believes the current economic environment, the negative financial performance of other casual dining restaurant companies, as well as lower sales and higher commodity costs at the Ninety Nine Restaurants, are indicators of potential impairment. As a result of these indicators, the Company performed an interim test to determine if the carrying amount of the goodwill was impaired. The estimated fair value of the Ninety Nine Restaurants is based on the average of three valuation methodologies: market multiple, comparable transaction, and discounted cash flow. The results indicated an impairment as the current carrying value exceeded the estimated implied fair value of the Ninety Nine Restaurants. The Company then performed a preliminary impairment test by allocating the estimate of the fair value of Ninety Nine Restaurants to the underlying assets and liabilities, and an estimated non-cash impairment of $48.0 million was recorded to adjust the carrying value of goodwill to its estimated fair value. This initial impairment charge is an estimate, as the second step of the goodwill impairment process will be completed during the fiscal fourth quarter of 2008. Per SFAS No. 142, a company is required to record a goodwill impairment estimate if the amount is probable and reasonably estimable. The calculation is expected to be finalized during the fiscal fourth quarter of 2008, and any adjustment, if necessary, will be recorded in the Company’s year-end financial statements.

The change in the carrying amount of goodwill for the quarter ended October 5, 2008 is as follows:

	Ninety Nine Restaurants	Stoney River Legendary Steaks	Total Goodwill

Balance as of December 30, 2007	$93,039	$422	$93,461
Increase in goodwill	—	195	195
Impairment	(47,987)	—	(47,987)
Balance as of October 5, 2008	$45,052	$617	$45,669

E. IMPAIRMENT, DISPOSAL AND RESTRUCTURING CHARGES, NET

Long-lived assets, such as property and equipment and indefinite lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the third quarter, the Company did not record any impairment charges in long-lived assets compared to approximately $4.8 million for the same prior-year period. Total impairment, disposal and restructuring charges for the 40 weeks ended October 5, 2008 were approximately $1.6 million compared to approximately $13.6 million for the same prior-year period.

With respect to the asset impairment charges, fair value is determined by projected future discounted cash flows for each location or the estimated value of the asset less costs associated with the marketing and/or selling the asset.

During the third quarter of 2008, the Company sold an asset held for sale with an approximate book value of $1.4 million and recognized a loss of approximately $0.1 million on the sale of the asset. During the 40 weeks ended October 5, 2008, the Company sold assets held for sale with a combined net book value of $3.5 million and recognized a gain of approximately $0.4 million on the sale of those assets.

F. SHARE-BASED COMPENSATION

Total share-based compensation expense for the 12 weeks ended October 5, 2008 was approximately $1.3 million and was approximately $0.8 million for the 12 weeks ended October 7, 2007. Total share-based compensation expense for the 40 weeks ended October 5, 2008 was approximately $3.8 million and was approximately $3.2 million for the 40 weeks ended October 7, 2007. The Company’s net share-based compensation expense primarily consisted of expense associated with restricted stock awards and to a lesser extent expense associated with the Company’s employee share purchase plan and unvested stock options.

During the third quarter of 2008, the Company did not grant any restricted stock awards. For the 40 weeks ended October 5, 2008, the Company issued approximately 0.5 million shares of time vested restricted stock awards to certain members of senior management, members of its board of directors and other employees and has recognized approximately $0.8 million of expense related to these awards. As of October 5, 2008, there were approximately 1.3 million options outstanding and approximately 1.0 million restricted stock awards outstanding.

G. LONG-TERM DEBT

On July 17, 2008, the Company amended its Second Amended and Restated Credit Agreement, (the “Credit Agreement”), by making changes to certain defined terms and conditions. This amendment allows for the exclusion of re-branding capital expenditures when calculating the fixed charge coverage ratio and reduced the maximum borrowing capacity under its Credit Agreement from $125.0 million to $100.0 million. At October 5, 2008, the Company had approximately $36.7 million outstanding on its revolving credit facility and approximately $12.6 million in letters of credit, which reduced its available borrowings under the Credit Agreement. Pursuant to its Credit Agreement, the Company has approximately $50.7 million in remaining capacity at October 5, 2008.

H. CASH DIVIDENDS AND STOCK REPURCHASE PROGRAM

On August 21, 2008, the Company announced that its Board of Directors approved a quarterly cash dividend on the Company’s common stock of $0.06 per share. The dividend was payable on September 26, 2008 to shareholders of record on September 12, 2008. Dividends of approximately $1.3 million were recorded in the third quarter of 2008 as a reduction to retained earnings. For the 40 weeks ended October 5, 2008, the Company paid approximately $3.9 million in dividends that have been recorded as a reduction to retained earnings. On October 30, 2008, the Company announced that it had discontinued the quarterly dividend.

On February 7, 2008, the Company announced that its Board of Directors approved a $20 million increase in the Company's share repurchase authorization, giving the Company $40.0 million in available repurchase authorization at that time. During 2007, the Board of Directors approved a $50 million repurchase authorization under which the Company had repurchased $30 million of its common stock by the end of fiscal 2007. During the third quarter of 2008, the Company did not repurchase any shares. For the 40 weeks ended October 5, 2008, the Company has repurchased approximately 2.2 million shares for approximately $24.8 million. The remaining balance that may be repurchased under the current repurchase authorization is approximately $15.2 million. The share repurchase authorization does not have an expiration date. Pursuant to the Credit Agreement and the bond indenture, the “blanket” available to pay dividends and repurchase shares is equal to $62.5 million plus 50% of cumulative net earnings beginning with fiscal 2006. Since the beginning of fiscal 2006, the Company has paid dividends of $8.1 million and made share repurchases of $54.8 million. Its cumulative net loss since the beginning of fiscal 2006 is $38.2 million.

I.	NET (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share have been computed on the basis of the weighted average number of common shares outstanding. Diluted (loss) earnings per common share have been computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and restricted (non-vested) stock awards outstanding. As the Company incurred a net loss in the third quarters of 2008 and 2007, the weighted average common shares outstanding used in the determination of the third quarter 2008 and 2007 basic loss per common share is used for the diluted loss per common share as well.

Following is a reconciliation of the weighted average common shares used in the Company’s basic and diluted (loss) earnings per share calculation (in thousands):

	12 Weeks Ended		40 Weeks Ended
	October 5,	October 7,	October 5,	October 7,
	2008	2007	2008	2007

Net (loss) earnings	$(66,822)	$(357)	$(64,280)	$6,505

Weighted average common shares outstanding	20,333	23,206	21,001	23,669
Incremental options and restricted shares outstanding	—	—	—	332
Weighted average diluted common shares outstanding	20,333	23,206	21,001	24,001

Basic (loss) earnings per common share	$(3.29)	$(.02)	$(3.06)	$.27
Diluted (loss) earnings per common share	$(3.29)	$(.02)	$(3.06)	$.27

Options for approximately 1.3 million shares were excluded from both the 12-week and 40-week diluted weighted average share calculations for 2008, as compared to approximately 1.1 million and 0.8 million for the same prior-year periods, due to these shares being anti-dilutive.

J. DERIVATIVE INSTRUMENTS

As of October 5, 2008, the Company’s derivative financial instruments consisted of interest rate swaps with a combined notional amount of $78.0 million, which effectively convert an equal portion of the fixed-rate indebtedness related to the Company’s $125.0 million Senior Subordinated Notes due 2013 into variable-rate obligations (fair value hedges). The terms and conditions of the swaps mirror the terms and conditions of the respective debt. The Company’s purpose for holding such instruments is to hedge its exposure to fair value fluctuations due to changes in market interest rates, as well as to maintain, in the Company’s opinion, an appropriate mix of fixed and floating rate debt. The interest rate for these swap agreements is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent.

K.	LEGAL PROCEEDINGS

On November 5, 2007, the Company filed suit in Davidson County, Tennessee, against Richard Arras, Steven Pahl and Wi-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to Wi-Tenn Restaurants, LLC, a joint venture owned 50% by the Company and 50% by the Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin, against the Company and seven of its current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment, stemming from Defendants’ ownership in Wi-Tenn Restaurants, LLC (the “Wisconsin Action”). The Company filed a motion to dismiss Defendants’ complaint in the Wisconsin Action and this motion was granted on August 12, 2008, resulting in dismissal of the Wisconsin Action. On February 15, 2008, Defendants filed a counterclaim in the Tennessee Action against the Company and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). The Tennessee Counterclaim was amended and asserts ten causes of action including the claims asserted in the Wisconsin Action, claims under the Tennessee Securities Act and Delaware Securities Act, claims under the Tennessee Consumer Protection Act, and claims for tortuous interference, breach of fiduciary duty and breach of contract. The Tennessee Counterclaim alleges damages in excess of $75,000. On August 6, 2008, the Court in the Tennessee Action dismissed Defendants’ Counterclaims concerning the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, Tennessee Securities Act and Delaware Securities Act with prejudice and required Defendants to re-plead their claims under the Tennessee Consumer Protection Act and their claims for fraud, misrepresentation, tortuous interference and breach of contract. O’Charley’s denies all liability and intends to vigorously contest the allegations contained in the Tennessee Counterclaim and to vigorously prosecute the Tennessee Action against the Defendants. The Tennessee Action is set for trial on July 13, 2009.

On October 30, 2008, a jury in the matter of Laurie Clifford v. David Kvinlaug, Geno Barone, O’Charley’s, Inc. and 99 Restaurants of Boston, LLC , Essex (Massachusetts) Superior Court, Civil Action No. 2004-00041, rendered a verdict in favor of the plaintiff awarding damages in the amount of approximately $3.2 million plus prejudgment interest of approximately $1.9 million as of the date of the verdict. The plaintiff in this matter alleged claims relating to injury caused by an intoxicated person who was served alcoholic beverages at one of the Company’s Ninety Nine restaurants. The judgment is not yet final and is subject to post-trial motions and appeal. The Company maintains insurance to cover these types of claims, subject to a self-insured retention of $500,000. Based on the information currently available, and acknowledging the uncertainty of litigation, the October 5, 2008 consolidated balance sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Liabilities” and “Other Assets,” respectively. The Company’s primary insurance carrier has asserted a reservation of rights, claiming that it did not receive timely notice of this matter from the Company’s third party claims administrator in accordance with the terms of the policy. The Company intends to appeal the judgment once finalized in the event it is not successful in invalidating the judgment through its post-trial motions and believes that it has valid coverage under its insurance policies for amounts in excess of its self-insured retention. There can be no assurance, however, that the Company will be successful in its post-trial motions or appeal of the judgment or, in the event it is not successful, that it will prevail in any dispute with its insurance carrier regarding the validity of its coverage, which could have a material adverse impact on the Company’s consolidated financial position and results of operations.

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

L.	ASSETS HELD FOR SALE

The amount shown in assets held for sale as of October 5, 2008 on the consolidated balance sheet consists of assets related to one Company-owned Westwind aircraft which was transferred to assets held for sale during the third quarter and one prospective restaurant site, which was transferred to assets held for sale during the first quarter. The aircraft and the real estate are currently being marketed for sale. The combined net book value of these assets is approximately $2.7 million. The Company does not recognize depreciation expense for assets being held for sale. During the third quarter of 2008, the Company sold an asset held for sale with an approximate net book value of $1.4 million and recognized a loss of approximately $0.1 million on the sale of the asset.

M.	FRANCHISE AND JOINT VENTURE ARRANGEMENTS

In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any joint venture in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. As of October 5, 2008, the Company has a 50% interest in two joint ventures to operate O’Charley’s restaurants. Under FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities. Since the Company currently bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46R, the Company consolidates the joint ventures in its consolidated financial statements. The JFC Enterprise, LLC, joint venture partner has neither the obligation nor the ability to contribute its proportionate share of expected future losses. Such losses may require additional financial support from the Company. As of October 5, 2008, JFC Enterprises, LLC, which owns and operates two O’Charley’s restaurants in Louisiana, had loans outstanding due to the Company of approximately $8.5 million. As of October 5, 2008, Wi-Tenn Restaurants, LLC, which owns and operates one O’Charley’s restaurant in Wisconsin, had loans outstanding due to the Company of approximately $4.1 million. The loans to Wi-Tenn Restaurants, LLC, were primarily used to purchase the property and fund construction of its first restaurant.

N. INCOME TAXES

During the third quarter ended October 5, 2008, the Company performed its quarterly assessment of its net deferred tax assets. Under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the goodwill impairment charge recognized by the Company in the third quarter of 2008, the Company now has a three-year cumulative pre-tax loss. In evaluating all of the positive and negative evidence in determining that a valuation allowance was required, pursuant to SFAS No.109, the Company evaluated future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, if applicable, and tax planning strategies, and compared the likelihood of these sources of income in light of the recent pre-tax losses and determined that it is more likely than not that the Company will not be able to realize its net deferred tax assets in the future. A cumulative pre-tax loss is given considerable more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Therefore, in accordance with SFAS No. 109, the Company has recorded a valuation allowance of $35.4 million against its deferred tax assets.

For the 12 weeks ended October 5, 2008, the Company has recorded income tax expense of $13.8 million. The Company projects that its tax credits, which are primarily the FICA (Social Security and Medicare taxes) tip credits and the WOTC (Work Opportunity Tax Credit), will be approximately $7.4 million for the year. The FICA tip credit is a non refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips. WOTC is available for wages paid by employers who hire individuals from certain targeted groups of hard-to-employ individuals.

O. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The provisions of SFAS No. 141(R) will only impact the Company if it is a party to a business combination that is consummated after the statement has become effective.

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

In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-01”). FSP EITF 03-6-01 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscals years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. The Company has not yet determined the impact if any, that FSP EITF 03-6-1 may have on its results of operations and financial position.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”), which amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45 to require additional disclosure about the current status of the payment/performance risk of a guarantee. This FSP also provides clarification of the effective date of SFAS No. 161 to any reporting period, annual or interim, beginning after November 15, 2008. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods, annual or interim, ending after November 15, 2008. Early adoption is permitted. The adoption of FSP FAS 133-1 and FIN 45-4 is not expected to have a material impact on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157, Fair Value Instruments, in a market that is not active. The adoption of FSP FAS 157-3 did not have any impact on the Company’s financial statements.

P. SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent Senior Subordinated Notes due 2013. The obligations of the Company under the Senior Subordinated Notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of October 5, 2008 and December 30, 2007 and for the 12 and 40-week periods ended October 5, 2008 and October 7, 2007.

Consolidating Balance Sheet

As of October 5, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,754	$(4,822)	$7,147	$5,079
Trade accounts receivable	7,863	7,658	(1,267)	14,254
Intercompany (payable) receivable	(323,557)	290,213	33,344	—
Inventories	4,205	17,361	65	21,631
Deferred income taxes	3,503	384	—	3,887
Assets held for sale	809	1,900	—	2,709
Other current assets	2,438	2,830	3,032	8,300
Total current (liabilities) assets	(301,985)	315,524	42,321	55,860
Property and Equipment, net	288,216	141,136	5,692	435,044
Goodwill	—	45,669	—	45,669
Intangible Assets	25	25,921	—	25,946
Other Assets	219,403	35,926	(229,354)	25,975
Total Assets (Liabilities)	$205,659	$564,176	$(181,341)	$588,494
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$8,545	$231	$9,217	$17,993
Accrued payroll and related expenses	11,419	3,611	9	15,039
Accrued expenses	21,588	6,434	(1,240)	26,782
Deferred revenue	—	6,813	(607)	6,206
Federal, state and local taxes (receivable) payable	(16,277)	24,624	93	8,440
Current portion of long-term debt and capitalized lease obligations	7,339	699	—	8,038
Total current liabilities	32,614	42,412	7,472	82,498
Other Liabilities	32,993	27,066	927	60,986
Long-Term Debt, less current portion	184,215	927	(21,156)	163,986
Capitalized Lease Obligations, less current portion	3,382	636	—	4,018
Shareholders’ Equity (Deficit):
Common stock	111,850	343,431	(300,672)	154,609
Retained (deficit) earnings	(159,395)	149,704	132,088	122,397
Total shareholders’(deficit) equity	(47,545)	493,135	(168,584)	277,006
Total Liabilities and Shareholders’ Equity (Deficit)	$205,659	$564,176	$(181,341)	$588,494

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

Consolidating Statement of Operations

12 Weeks Ended October 5, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$117,023	$87,197	$5,249	$209,469
Commissary sales	—	19,325	(19,325)	—
Franchise and other revenue	193	48	(68)	173
	117,216	106,570	(14,144)	209,642

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	35,119	26,163	2,133	63,415
Payroll and benefits	43,791	31,406	(1,300)	73,897
Restaurant operating costs	22,457	17,005	4,144	43,606
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	101,367	74,574	4,977	180,918

Cost of commissary sales	—	19,489	(19,489)	—
Advertising and marketing expenses	—	7,396	101	7,497
General and administrative expenses	1,626	8,014	(313)	9,327
Depreciation and amortization of property and equipment	6,806	4,667	205	11,678
Impairment, disposal and restructuring charges, net	91	(5)	—	86
Goodwill impairment	—	47,987	—	47,987
Pre-opening costs	632	131	—	763
	110,522	162,253	(14,519)	258,256
Income (loss) from Operations	6,694	(55,683)	375	(48,614)
Other Expense (Income):
Interest expense, net	4,205	44	142	4,391
Other, net	11,704	(11,701)	—	3
	15,909	(11,657)	142	4,394
(Loss) Earnings Before Income Taxes	(9,215)	(44,026)	233	(53,008)
Income Tax Expense	13,245	569	—	13,814
Net (Loss) Earnings	$(22,460)	$(44,595)	$233	$(66,822)

Consolidating Statement of Operations

12 Weeks Ended October 7, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$120,843	$92,144	$6,057	$219,044
Commissary sales	—	60,609	(58,848)	1,761
Franchise and other revenue	167	9	(83)	93
	121,010	152,762	(52,874)	220,898

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	34,671	26,995	2,101	63,767
Payroll and benefits	43,079	32,543	(607)	75,015
Restaurant operating costs	21,928	16,985	3,707	42,620
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	99,678	76,523	5,201	181,402

Cost of commissary sales	—	60,729	(58,809)	1,920
Advertising and marketing expenses	—	7,813	93	7,906
General and administrative expenses	1,981	10,638	(1,463)	11,156
Depreciation and amortization of property and equipment	6,711	4,844	279	11,834
Impairment, disposal and restructuring charges, net	(100)	2,522	2,398	4,820
Pre-opening costs	426	407	—	833
	108,696	163,476	(52,301)	219,871
Income (loss) from Operations	12,314	(10,714)	(573)	1,027
Other Expense (Income):
Interest expense, net	2,343	168	193	2,704
Other, net	12,084	(12,085)	—	(1)
	14,427	(11,917)	193	2,703
(Loss) Earnings Before Income Taxes	(2,113)	1,203	(766)	(1,676)
Income Tax (Benefit) Expense	(1,302)	(17)	—	(1,319)
Net (Loss) Earnings	$(811)	$1,220	$(766)	$(357)

Consolidating Statement of Operations

40 Weeks Ended October 5, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$408,464	$300,246	$18,890	$727,600
Commissary sales	—	67,091	(67,091)	—
Franchise and other revenue	728	188	(236)	680
	409,192	367,525	(48,437)	728,280

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	119,843	89,116	6,954	215,913
Payroll and benefits	150,232	108,722	(4,788)	254,166
Restaurant operating costs	74,934	57,004	14,412	146,350
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	345,009	254,842	16,578	616,429

Cost of commissary sales	—	67,139	(67,139)	—
Advertising and marketing expenses	—	26,305	278	26,583
General and administrative expenses	5,429	28,844	(1,009)	33,264
Depreciation and amortization of property and equipment	22,453	15,730	683	38,866
Impairment, disposal and restructuring charges, net	1,228	582	(193)	1,617
Goodwill impairment	—	47,987	—	47,987
Pre-opening costs	1,817	1,358	—	3,175
	375,936	442,787	(50,802)	767,921
Income (loss) from Operations	33,256	(75,262)	2,365	(39,641)
Other Expense (Income):
Interest expense, net	10,305	59	530	10,894
Other, net	40,850	(40,847)	—	3
	51,155	(40,788)	530	10,897
(Loss) Earnings Before Income Taxes	(17,899)	(34,474)	1,835	(50,538)
Income Tax Expense (Benefit)	14,139	(397)	—	13,742
Net (Loss) Earnings	$(32,038)	$(34,077)	$1,835	$(64,280)

Consolidating Statement of Operations

40 Weeks Ended October 7, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$424,149	$309,242	$21,147	$754,538
Commissary sales	—	218,987	(211,248)	7,739
Franchise and other revenue	543	9	(286)	266
	424,692	528,238	(190,387)	762,543

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	123,727	90,629	5,693	220,049
Payroll and benefits	149,823	109,801	(2,428)	257,196
Restaurant operating costs	73,262	55,664	13,673	142,599
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	346,812	256,094	16,938	619,844

Cost of commissary sales	—	216,558	(209,132)	7,426
Advertising and marketing expenses	—	25,713	305	26,018
General and administrative expenses	7,101	34,690	(3,456)	38,335
Depreciation and amortization of property and equipment	22,069	15,747	940	38,756
Impairment, disposal and restructuring charges, net	(20)	10,347	3,280	13,607
Pre-opening costs	1,688	903	(46)	2,545
	377,650	560,052	(191,171)	746,531
Income (loss) from Operations	47,042	(31,814)	784	16,012
Other Expense (Income):
Interest expense, net	8,070	564	647	9,281
Other, net	42,403	(42,415)	—	(12)
	50,473	(41,851)	647	9,269
(Loss) Earnings Before Income Taxes	(3,431)	10,037	137	6,743
Income Tax Expense	33	205	—	238
Net (Loss) Earnings	$(3,464)	$9,832	$137	$6,505

Consolidating Statement of Cash Flows

40 Weeks Ended October 5, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) earnings	$(32,038)	$(34,077)	$1,835	$(64,280)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,453	15,730	683	38,866
Amortization of debt issuance costs	930	—	—	930
Share–based compensation	3,846	—	—	3,846
Amortization of deferred gain on sale-leaseback	(813)	—	—	(813)
Deferred income taxes and other income tax related items	14,315	—	—	14,315
Loss on the sale of assets	56	—	—	56
Goodwill impairment	—	47,987	—	47,987
Impairment, disposal and restructuring charges, net	1,215	582	(338)	1,459
Changes in assets and liabilities:
Trade accounts receivable	687	1,426	985	3,098
Inventories	(99)	(3,141)	(8)	(3,248)
Other current assets	(467)	(1,254)	(2,978)	(4,699)
Trade accounts payable	(784)	(2,267)	10,236	7,185
Deferred revenue	—	(11,457)	(145)	(11,602)
Accrued payroll, accrued expenses, and federal, state and local taxes	3,679	(2,953)	(829)	(103)
Other long-term assets and liabilities	(833)	134	44	(655)
Net cash provided by operating activities	12,147	10,710	9,485	32,342

Cash Flows from Investing Activities:
Additions to property and equipment	(23,567)	(19,210)	(452)	(43,229)
Proceeds from the sale of assets	2,152	125	1,779	4,056
Other, net	5,361	(2,716)	(2,549)	96
Net cash used in investing activities	(16,054)	(21,801)	(1,222)	(39,077)

Cash Flows from Financing Activities:
Proceeds from long-term debt	36,678	—	—	36,678
Payments on long-term debt and capitalized lease obligations	(6,304)	—	(1,149)	(7,453)
Excess tax benefit from share-based payments	—	—	—	—
Dividends paid	(3,864)	—	—	(3,864)
Shares repurchased	(24,775)	—	—	(24,775)
Other financing activities	137	—	—	137
Proceeds from the exercise of stock options and issuances under stock purchase plan	1,109	—	—	1,109
Net cash provided by (used in) financing activities	2,981	—	(1,149)	1,832

(Decrease) Increase in Cash and Cash Equivalents	(926)	(11,091)	7,114	(4,903)
Cash and Cash Equivalents at Beginning of the Period	3,680	6,269	33	9,982
Cash and Cash Equivalents at End of the Period	$2,754	$(4,822)	$7,147	$5,079

Consolidating Statement of Cash Flows

40 Weeks Ended October 7, 2007

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) earnings	$(3,464)	$9,832	$137	$6,505
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,069	15,747	940	38,756
Amortization of debt issuance costs	670	—	—	670
Share–based compensation	3,163	—	—	3,163
Amortization of deferred gain on sale-leaseback	(813)	—	—	(813)
Deferred income taxes and other income tax related items	(1,381)	—	—	(1,381)
Loss on the sale of assets	133	—	—	133
Impairment, disposal and restructuring charges, net	(220)	11,596	—	11,376
Changes in assets and liabilities:
Trade accounts receivable	(24)	(1,458)	826	(656)
Inventories	(486)	8,100	7	7,621
Other current assets	(1,119)	212	(1,149)	(2,056)
Trade accounts payable	(6,268)	(2,142)	11,235	2,825
Deferred revenue	—	(12,292)	(64)	(12,356)
Accrued payroll, accrued expenses, and federal, state and local taxes	(7,523)	454	(1,442)	(8,511)
Other long-term assets and liabilities	106	604	(42)	668
Net cash provided by operating activities	4,843	30,653	10,448	45,944

Cash Flows from Investing Activities:
Additions to property and equipment	(17,345)	(24,402)	2,085	(39,662)
Proceeds from the sale of assets	2,740	10,274	—	13,014
Other, net	43,488	(38,136)	(5,222)	130
Net cash provided by (used in) investing activities	28,883	(52,264)	(3,137)	(26,518)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	—	—
Payments on long-term debt and capitalized lease obligations	(8,915)	—	—	(8,915)
Excess tax benefit from share-based payments	1,783	—	—	1,783
Dividends paid	(2,861)	—	—	(2,861)
Shares repurchased	(30,000)	—	—	(30,000)
Other financing activities	—	—	—	—
Proceeds from the exercise of stock options and issuances under stock purchase plan	5,256	—	—	5,256
Net cash used in financing activities	(34,737)	—	—	(34,737)

(Decrease) Increase in Cash and Cash Equivalents	(1,011)	(21,611)	7,311	(15,311)
Cash and Cash Equivalents at Beginning of the Period	3,069	16,524	330	19,923
Cash and Cash Equivalents at End of the Period	$2,058	$(5,087)	$7,641	$4,612

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the adverse effect on our results from operations of decreases in consumer spending; our ability to comply with the terms and conditions of our financing agreements; our ability to successfully implement and realize projected sales increases from our re-branding efforts; our ability to increase operating margins and increase same store sales at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; our ability to successfully implement changes to our supply chain; our ability herein and to sell closed restaurants and other surplus assets; the effect of increased competition; the resolution of outstanding legal proceedings; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (“the Commission”). Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of October 5, 2008, we operated 231 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 116 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic, and ten Stoney River restaurants in six states in the Southeast and Midwest. As of October 5, 2008, we had nine franchised O’Charley’s restaurants, including four franchised O’Charley’s restaurants in Michigan, two franchised O'Charley's restaurants in Ohio, one O’Charley’s franchised restaurant in Iowa, one O’Charley’s franchised restaurant in Pennsylvania and one O’Charley’s franchised restaurant in Tennessee at the Nashville International Airport. As of October 5, 2008, we had two joint venture O’Charley’s restaurants in Louisiana, and one joint venture O'Charley's restaurant in Wisconsin, in all of which we have an ownership interest. Our fiscal year ends on the last Sunday of the calendar year. We have one reportable segment.

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

Improving box economics through the execution of product and labor cost management and increasing same store sales through our re-branding initiatives, new product offerings, new marketing, and a more analytical approach to menu pricing. Box economics is the relationship between the investment in our restaurants and the sales and related operating margin that those sales should produce. We are continuing to leverage our development teams, operational teams, and supply chain teams in controlling the capital costs and the ultimate expense associated with our re-branding programs. Our product development teams at all three concepts continue to deliver great tasting menu offerings. As part of the re-branding initiative, we have trained and implemented new service standards, and introduced new kitchen technology and menu engineering. Another important aspect of our re-branding is the introduction of concept specific elements including new uniforms, plateware, menu designs, and Curbside-To-Go service. However, while our re-branding programs have been successful, in light of the current economic conditions and the impact on consumer spending, and to maintain financial flexibility, we do not plan to re-brand any additional restaurants for the remainder of 2008 or 2009. During the third quarter of 2008, we did not complete any ‘Project RevO’lution’ or ‘Dressed to the Nines’ re-brandings at our O’Charley’s and Ninety Nine restaurants. As of the end of the third quarter of 2008, we have completed 62 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 62 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants.

Achieving high guest satisfaction and intent to return by instilling “A Passion to Serve” SM. In 2005, we adopted a vision statement: ‘A Passion to Serve’ SM. This statement describes our commitment to our guests, each other, our stakeholders and our communities. Our vision is to be the best of class in food and service in our segments of the restaurant industry. We are holding ourselves to higher standards as measured by our Guest Satisfaction Index or “GSI” as we believe that the best marketing takes place within the four walls of our restaurants. Many of our initiatives are designed to improve the guest experience. Our senior management teams at Ninety Nine and O’Charley’s have implemented a combination of in-store and market focus groups designed to solicit feedback about how we can continue to improve our delivery of great food and service. We believe that increases in check average and guest counts require sustainable improvement in the guest experience. ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ are key elements in our effort to achieve higher guest satisfaction. While recent economic conditions have had a negative impact on our financial performance, we believe that we are taking the appropriate steps to generate profitable and sustainable growth while enhancing shareholder value. In addition to our core strategy, we remain focused on the cost effectiveness of our support functions and on reducing general and administrative expenses.

Following is an explanation of certain items in our consolidated statements of operations:

Revenues consist primarily of company-operated and joint venture restaurant sales and, to a lesser extent, royalty and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Franchise revenue and other revenue consists of development fees, royalties on sales by franchised units, and royalties on sales of branded food items, particularly salad dressings. Our development fees for franchisees in which we do not have an ownership interest are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The three most significant commodities that affect our cost of food and beverage are beef, poultry and seafood which accounted for approximately 22 percent, 11 percent and 9 percent, respectively, of our cost of food and non-alcoholic beverage in the third quarter of 2008. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

Depreciation and Amortization, Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter. Based upon the size of the investment that we make, the economic penalty incurred by discontinuing use of the leased facility, our historical experience with respect to the length of time a restaurant operates at a specific location, and leases that typically have multiple five-year renewal options that are exercised entirely at our discretion, we have concluded that one five-year renewal option is reasonably assured. It also includes accelerated depreciation expenses taken on assets to be disposed of during our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ re-branding activities.

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

Goodwill Impairment represents the impairment associated with goodwill as events and circumstances result in a carrying value in excess of fair value. In addition, the determination of a goodwill impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”), consists of a two-step process. The first step consists of comparing each reporting unit’s fair value to its carrying value. If the carrying value exceeds the fair value, the goodwill is considered to be impaired. If a possible impairment exists, a second step is performed to measure the amount of the impairment. Given the extensive process necessary to complete the second step of the goodwill impairment process, we may record an estimate during the interim period if an impairment is deemed necessary, and in the subsequent interim period, record any adjustments deemed necessary to the final impairment charge upon conclusion of this final valuation.

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

Interest Expense, net represents the sum of the following: interest on our revolving credit facility; interest on our 9 percent Senior Subordinated Notes due 2013 (the “Notes”), including the impact of the interest rate swaps on the $78.0 million notional amount of the Notes; amortization of prepaid interest and finance charges; changes in the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; interest on capital lease obligations; fees for certain unused credit facilities; and interest income from our investments in overnight repurchase agreements.

Income Tax Expense (Benefit) represents the provision for income taxes. For the third quarter of 2008, the income tax provision included a charge of $35.4 million to establish a valuation reserve for substantially all of our deferred tax assets.

The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 12 and 40-week periods ended October 5, 2008 and October 7, 2007 as a percentage of total revenues unless specified otherwise. Certain reclassifications have been made to the prior year information to conform to the current year presentation.

	12 Weeks Ended		40 Weeks Ended
	October 5,	October 7,	October 5,	October 7,
	2008	2007	2008	2007

Revenues:
Restaurant sales	99.9%	99.2%	99.9%	99.0%
Commissary sales	0.0	0.8	0.0	1.0
Franchise and other revenue	0.1	0.0	0.1	0.0
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	30.3	29.1	29.7	29.2
Payroll and benefits	35.3	34.2	34.9	34.1
Restaurant operating costs	20.8	19.5	20.1	18.9
Cost of restaurant sales (2)	86.4	82.8	84.7	82.1

Cost of commissary sales (3)	0.0	0.9	0.0	1.0
Advertising and marketing expenses	3.6	3.6	3.7	3.4
General and administrative expenses	4.4	5.1	4.6	5.0
Depreciation and amortization	5.6	5.4	5.3	5.1
Impairment, disposal and restructuring charges, net	0.0	2.2	0.2	1.8
Goodwill impairment	22.9	0.0	6.6	0.0
Pre-opening costs	0.4	0.4	0.4	0.3

(Loss) Income from Operations	(23.2)	0.5	(5.4)	2.1

Other Expense:
Interest expense, net	2.1	1.2	1.5	1.2
(Loss) Earnings before Income Taxes	(25.3)	(0.8)	(6.9)	0.9
Income Tax Expense (Benefit)	6.6	(0.6)	1.9	0.0
Net (Loss) Earnings	(31.9)%	(0.2)%	(8.8)%	0.9%

(1)	Shown as a percentage of restaurant sales.

(2)	Exclusive of depreciation and amortization shown separately.
(3)

Cost of commissary sales as a percentage of commissary sales was 109.0 percent and 95.9 percent, respectively, for the 12 weeks and 40 weeks ended October 5, 2007. Severance cost associated with the closing of our commissary was recorded in the impairment, disposal and restructuring charges line item.

The following table reflects margin performance of each of our concepts for the 12 and 40-week periods ended October 5, 2008 and October 7, 2007.

	12 Weeks Ended		40 Weeks Ended
	October 5,	October 7,	October 5,	October 7,
	2008	2007	2008	2007
	($ in millions)		($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales	$ 132.8	$ 137.7	$ 464.3	$ 482.5

Cost and expenses: (2)
Cost of food and beverage	30.1%	29.0%	29.4%	29.0%
Payroll and benefits	35.6%	34.3%	34.9%	33.9%
Restaurant operating costs (3)	20.3%	19.0%	19.5%	18.3%
Cost of restaurant sales (4)	86.0%	82.3%	83.7%	81.3%

Ninety Nine Concept:
Restaurant Sales	$ 68.9	$ 72.8	$ 235.0	$ 242.0

Cost and expenses: (2)
Cost of food and beverage	29.7%	28.2%	29.2%	28.4%
Payroll and benefits	35.4%	34.8%	35.8%	35.1%
Restaurant operating costs (3)	22.0%	20.4%	21.6%	20.3%
Cost of restaurant sales (4)	87.0%	83.4%	86.6%	83.9%

Stoney River Concept:
Restaurant Sales	$ 7.8	$ 8.5	$ 28.2	$ 30.0

Cost and expenses: (2)
Cost of food and beverage	39.2%	38.7%	37.8%	37.6%
Payroll and benefits	28.8%	28.1%	28.7%	27.8%
Restaurant operating costs (3)	19.3%	18.6%	18.5%	17.2%
Cost of restaurant sales (4)	87.3%	85.4%	85.0%	82.6%

(1) Includes restaurant sales from O’Charley’s joint venture operations of approximately $1.7 million and $2.0 million for the 12 weeks ended

October 5, 2008 and October 7, 2007, and approximately $5.9 million and $7.2 million for the 40 weeks ended October 5, 2008 and

October 7, 2007, but excludes revenue from franchised restaurants.

(2) Shown as a percentage of restaurant sales.

(3) Includes rent, where 100% of the Ninety Nine restaurant locations are leased (land or land and building) as compared to 58% for

O’Charley’s and 60% for Stoney River.

(4) Exclusive of depreciation and amortization.

During the quarter ended October 5, 2008, we tested our goodwill and intangible assets for possible impairment in accordance SFAS No. 142. Quoted market prices in active stock markets are often the best evidence of fair value; therefore, a significant decrease in our stock price could indicate that an impairment of goodwill exists. Also, we believe that the current economic environment and the negative financial performance of other casual dining restaurant companies, as well as lower sales and higher commodity costs at the Ninety Nine Restaurants, are indicators of potential impairment. As a result of these indicators, we performed an interim test to determine the estimated fair value of Ninety Nine Restaurants and if the carrying amount of goodwill related to the acquisition of Ninety Nine Restaurants was impaired. The estimated fair value of the Ninety Nine Restaurants was based on the average of three valuation methodologies: market multiple, comparable transaction, and discounted cash flow. The results indicated an impairment as the current carrying value exceeded the estimated implied fair value of the Ninety Nine Restaurants. We then performed a preliminary impairment test by allocating the estimate of the fair value of Ninety Nine Restaurants to the underlying assets and liabilities, and an estimated non-cash impairment of $48.0 million was recorded to adjust the carrying value of goodwill to its estimated fair value. This impairment is an estimate as the second step of the goodwill impairment process will be completed during the fiscal fourth quarter of 2008. Per SFAS No. 142, a company is required to record a goodwill impairment estimate if the amount is probable and reasonably estimable. Our press release of October 30, 2008 indicated that the estimated goodwill impairment charge was $46.4 million.  Subsequent to the issuance of that release, we discovered that an error was made in the initial assessment of the goodwill impairment.  As a result of the correction of this error, our current estimate of the goodwill impairment charge is $1.6 million higher than the amount reported in the October 30, 2008 press release. The calculation is expected to be finalized during the fiscal fourth quarter of 2008, and any adjustment, if necessary, will be recorded in our year-end financial statements. This non-cash charge does not impact our operations or cash flow. We expect to finalize our calculation of this impairment charge by the end of the current fiscal year.

Including the impairment charge, we reported a loss from operations in the quarter of $48.6 million, and a loss before income taxes of $53.0 million. Excluding the impact of the impairment charge, the loss from operations in the third quarter of 2008 was $0.6 million, and the loss before income taxes was $5.0 million. In comparison, income from operations in the same prior year quarter was $1.0 million, and the loss before income taxes was $1.7 million. Results for the same prior year quarter included restaurant impairment and disposal costs of approximately $3.6 million, and charges related to supply chain changes of approximately $1.4 million.

We reported tax expense in the third quarter of $13.8 million, which includes a non-cash charge of $35.4 million related to a valuation allowance on the Company’s deferred tax assets. As a result of the goodwill impairment charge, we now have a three-year cumulative pretax loss. SFAS No. 109, “Accounting for Income Taxes,” requires that such recent losses be given more weight than our expectations of future earnings, and therefore requires the establishment of this allowance.

The following table sets forth certain financial and other restaurant data for the quarters ended October 5, 2008 and October 7, 2007:

	October 5,	October 7,
	2008	2007
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	229	229
Restaurants opened	2	1
Restaurant closed	—	(1)
In operation, end of quarter	231	229
Ninety Nine Restaurants:
In operation, beginning of quarter	116	113
Restaurants opened	—	1
Restaurants closed	—	—
In operation, end of quarter	116	114
Stoney River Restaurants:
In operation, beginning of quarter	10	10
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	10	10
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	12	11
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	12	11
Average Weekly Sales per Store:
O’Charley’s	$47,406	$49,294
Ninety Nine	49,471	53,346
Stoney River	65,115	70,882
Change in Same Store Sales (1):
O’Charley’s	(4.0%)	(1.7%)
Ninety Nine	(8.1%)	1.5%
Stoney River	(8.1%)	(0.8%)
Change in Same Store Guest Visits (1):
O’Charley’s	(5.5%)	(6.2%)
Ninety Nine	(9.0%)	(2.1%)
Stoney River	(13.4%)	(10.0%)
Change in Same Store Average Check per Guest (1):
O’Charley’s	1.5%	4.8%
Ninety Nine	1.0%	3.8%
Stoney River	6.1%	10.2%
Average Check per Guest (2):
O’Charley’s	$12.89	$12.69
Ninety Nine	14.83	14.66
Stoney River	48.19	45.41

(1)	When computing same store sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open at the end of the quarter.

Third Fiscal Quarter and First 40 weeks of 2008 Versus Third Fiscal Quarter and First 40 weeks of 2007

Revenues

During the 12 weeks ended October 5, 2008, total revenues decreased 5.1 percent to $209.6 million from $220.9 million for the same prior year period. Total revenues for the first 40 weeks of 2008 decreased 4.5 percent to $728.3 million from $762.5 million in the same prior-year period.

Restaurant sales for company-operated O’Charley’s decreased 3.4 percent to $131.1 million for the third quarter of 2008, reflecting a decline in same store sales of 4.0 percent, and the addition of three new company-operated restaurants and the closing of one company-operated restaurant since the third quarter of 2007. The same-store sales decrease of 4.0 percent was comprised of a 1.5 percent increase in average check offset by a 5.5 percent decrease in guest counts. As of the end of the third quarter of 2008, we have completed 62 ‘Project RevO’lution’ re-brandings, including the Nashville, Indianapolis, Knoxville, Chattanooga and Atlanta markets. As of the end of the third quarter of 2008, we had reduced the availability of Kids-Eat-Free in our O’Charley’s restaurants by approximately 80 percent since the second quarter of 2006. In addition to weak consumer demand caused by current economic conditions, a number of factors affected the same store sales performance at the O’Charley’s concept. O’Charley’s same-store sales continue to be negatively impacted by the smoking ban in Tennessee, implemented on October 1, 2007, where we have our largest concentration of restaurants. During the third quarter, same-store sales in the 39 O’Charley’s restaurants in Tennessee decreased by 9.7 percent, compared to a 2.6 percent decrease for the remaining 188 restaurants included in the same-store sales calculation. The disruption of refinery operations along the Gulf Coast from Hurricane Ike created gasoline shortages in many of our markets, especially in Nashville and Atlanta, our two largest markets. Restaurant sales for company-operated O’Charley’s decreased to $458.4 million for the first 40 weeks of 2008 from $475.3 million for the first 40 weeks of 2007 reflecting a same store sales decrease of 3.6 percent comprised of a 2.9 percent higher average check, offset by a decrease in guest counts of 6.2 percent.

Restaurant sales for Ninety Nine decreased 5.4 percent to $68.9 million in the third quarter of 2008, reflecting a decline in same store sales of 8.1 percent, and the addition of three new restaurants and the closing of one restaurant since the third quarter of 2007. The same-store sales decrease of 8.1 percent was comprised of a 1.0 percent increase in average check offset by a 9.0 percent decrease in guest counts. We believe the significant downturn in Ninety Nine same store sales was primarily due to the continuing deterioration of the economic environment in New England since the second half of 2007 which has continued through the third quarter of 2008. Average check in the third quarter was $14.83. As of the end of the third quarter of 2008, we have completed 62 ‘Project Dressed to the Nines’ re-brandings, including our core markets in Eastern Massachusetts and are substantially complete in Southern New Hampshire. Restaurant sales for Ninety Nine restaurants decreased to $235.0 million for the first 40 weeks of 2008 from $242.0 million for the first 40 weeks of 2007 reflecting a same store sales decrease of 4.2 percent comprised of a 2.7 percent higher average check offset by a decrease in guest counts of 6.7 percent.

Restaurant sales for Stoney River Legendary Steaks decreased 8.1 percent to $7.8 million, which reflects a same store sales decrease of 8.1 percent. The same-store sales decrease of 8.1 percent consisted of a 6.1 percent increase in average check and a 13.4 percent decrease in guest counts. At the end of the third quarter of 2008, all of the 10 Stoney River restaurants were included in the same store sales base. Restaurant sales for Stoney River restaurants decreased to $28.2 million for the first 40 weeks of 2008 from $30.0 million for the first 40 weeks of 2007, reflecting a same store sales decrease of 5.8 percent comprised of a 7.6 percent higher average check and a decrease in guest counts of 12.5 percent.

We did not have any commissary sales or expenses during the first 40 weeks of 2008 as we outsourced third party sales as part of our supply chain restructuring in 2007. We now receive royalty revenue from those sales which is recognized in other revenue in the consolidated statement of operations.

Cost of Food and Beverage

During the third quarter of 2008, our cost of food and beverage was $63.4 million, or 30.3 percent of restaurant sales, compared with $63.8 million, or 29.1 percent of restaurant sales, in the third quarter of 2007. Approximately 30 basis points of this 120 basis point increase is due to our discount, promotion, and coupon activity designed to drive sales. On a constant mix basis, our commodity costs were 5.4 percent higher in the current year quarter compared to the prior year period, driven primarily by the increases in the cost for wheat products, beef, poultry and produce. Higher fuel-related distribution costs also contributed to the increase in our food costs. Although offset by the higher commodity and fuel costs, we continue to realize the anticipated savings from the sale of the commissary and restructuring of our supply chain that we completed last year. During the first 40 weeks of 2008, cost of food and beverage was $215.9 million, or 29.7 percent of restaurant sales, compared to $220.0 million, or 29.2 percent of restaurant sales, in the same prior year period.

Payroll and Benefits

During the third quarter of 2008, payroll and benefits were $73.9 million, or 35.3 percent of restaurant sales, compared to $75.0 million, or 34.2 percent of restaurant sales, in the same prior-year period. This increase in labor costs as a percentage of restaurant sales was primarily the result of the deleveraging impact of the reduction in guest counts, higher employee benefits and workers compensation expenses and higher management labor expense on a reduced sales base. During the first 40 weeks of 2008, payroll and benefits were $254.2 million, or 34.9 percent of restaurant sales, compared to $257.2 million, or 34.1 percent of restaurant sales, in the same prior year period.

Restaurant Operating Costs

During the third quarter of 2008, restaurant operating costs were $43.6 million, or 20.8 percent of restaurant sales, compared to $42.6 million, or 19.5 percent of restaurant sales, in the same prior year period. The increase in restaurant operating costs primarily consists of increases in utility costs, combined with the deleveraging impact of reduced sales on rent and other fixed costs. During the first 40 weeks of 2008, restaurant operating costs were $146.4 million, or 20.1 percent of restaurant sales, compared to $142.6 million, or 18.9 percent of restaurant sales, in the same prior year period.

Advertising and Marketing Expenses

During the third quarter of 2008, advertising and marketing expenses were $7.5 million, or 3.6 percent of revenue, as compared to $7.9 million, or 3.6 percent of revenue, in the same prior year period. During the first 40 weeks of 2008, advertising and marketing expenses were $26.6 million, or 3.7 percent of revenue, as compared to $26.0 million, or 3.4 percent of revenue, in the same prior year period.

General and Administrative Expenses

General and administrative expenses were $9.3 million, or 4.4 percent of revenue, in the third quarter of 2008 compared to $11.2 million, or 5.1 percent of revenue, in the third quarter of 2007. This improvement in spending was a result of the change in the value of deferred compensation from the investment performance of the participant’s self-directed accounts, organization changes and tight control in most spending categories. During the first 40 weeks of 2008, general and administrative expenses were $33.3 million, or 4.6 percent of revenue, as compared to $38.3 million, or 5.0 percent of revenue, in the same prior year period.

Depreciation and Amortization, Property and Equipment

During the third quarter of 2008, depreciation and amortization was $11.7 million, or 5.6 percent of revenue, as compared to $11.8 million, or 5.4 percent of revenue, in the same prior year period. During the first 40 weeks of 2008, depreciation and amortization was $ 38.9 million, or 5.3 percent of revenue, as compared to $38.8 million or 5.1 percent of revenue in the same prior year period.

Impairment, Disposal and Restructuring Charges, net

During the third quarter of 2008, impairment, disposal and restructuring charges, net were $0.1 million, or 0.0 percent of revenue, as compared to $4.8 million, or 2.2 percent of revenue, in the same prior year period. During the first 40 weeks of 2008, impairment, disposal and restructuring charges, net were $1.6 million, or 0.2 percent of revenue, as compared to $13.6 million, or 1.8 percent of revenue, in the same prior year period. During the first 40 weeks of 2008, two O’Charley’s and one Ninety Nine restaurant were impaired. We did not impair any restaurants during the third quarter of 2008. The reduction in the quarter-over-quarter and year-over-year expense is primarily related to the changes made in our supply chain in 2007 and the impairment of an O’Charley’s, Ninety-Nine and Stoney River restaurant during the third quarter of 2007. In the second quarter of 2007, we announced the sale of our Nashville commissary and the outsourcing of our entire manufacturing and Nashville-based distribution operations. As a result, in 2007 we recorded charges of approximately $9.9 million relating to these supply chain changes and $4.2 million related to the impairment of an O’Charley’s, Ninety-Nine and a Stoney River restaurant.

Goodwill Impairment

We test goodwill and intangible assets for potential impairment on an annual basis or when events or circumstances indicate a possible impairment, in accordance with SFAS No. 142. Due to the decrease of our market value in the third quarter, the current economic environment, the negative financial performance of other casual dining restaurant companies, as well as lower sales and higher commodity costs at the Ninety Nine Restaurants, we believe the goodwill related to the 2003 acquisition of the Ninety Nine Restaurants had indicators of impairment. During the quarter, we recorded a goodwill impairment charge of $48.0 million related to our Ninety Nine Restaurants. The estimated fair value of the Ninety Nine Restaurants is based on the average of three valuation methodologies: market multiple, comparable transaction, and discounted cash flow. The results indicated an impairment as the current carrying value exceeded the estimated fair value. Our press release of October 30, 2008 indicated that the estimated goodwill impairment charge was $46.4 million.  Subsequent to the issuance of that release, we discovered that an error was made in the initial assessment of the goodwill impairment.  As a result of the correction of this error, our current estimate of the goodwill impairment charge is $1.6 million higher than the amount reported in the October 30, 2008 press release. This impairment is an estimate as the second step of the goodwill impairment process will be completed during the fiscal fourth quarter of 2008. Based on SFAS No. 142, we are required to record a goodwill impairment if the amount is probable and reasonably estimable. The calculation is expected to be finalized during the fiscal fourth quarter of 2008, and any adjustment, if necessary, will be recorded in our year-end financial statements.

Pre-opening Costs

Pre-opening costs in the third quarter of 2008 were $0.8 million, or 0.4 percent of revenue, compared to $0.8 million, or 0.4 percent of revenue, in the third quarter of 2007. In the third quarter of 2008 we opened two new company-owned O’Charley’s restaurants. During the first 40 weeks of 2008, pre-opening costs were $3.2 million, or 0.4 percent of revenue, as compared to $2.5 million or 0.3 percent of revenue in the same prior year period. Year-to-date we completed 33 ‘Project RevO’lution’ and 20 ‘Project Dressed to the Nine’ re-brandings. As of the end of the third quarter of 2008, we have completed 62 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 62 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants.

Interest Expense, Net

Interest expense for the third quarter of 2008 was $4.4 million, or 2.1 percent of revenue, compared to $2.7 million, or 1.2 percent of revenue, in the third quarter of 2007. During the first 40 weeks of 2008, interest expense was $10.9 million, or 1.5 percent of revenue, as compared to $9.3 million or 1.2 percent of revenue in the same prior year period. This increase is due to recognizing fees and charges associated with our third amendment to the credit agreement, the changes in the value of deferred compensation balances and $36.7 million of borrowings under our revolving credit facility. At the end of the prior year quarter, we did not have any borrowing under the line.

Income Taxes

Through the third quarter of 2008 we have recorded an income tax expense of $13.8 million. Through the third quarter of 2008, we estimate that the tax credits, which are primarily the FICA tip credits and the Work Opportunity Tax Credit (“WOTC”), will be approximately $7.4 million. Included in the tax expense of $13.8 million is a deferred income tax valuation allowance of $35.4 million. Under SFAS No. 109,we are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the goodwill impairment charge, we now have a three-year cumulative pre-tax loss. A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Before consideration of the valuation allowance expense, we had an income tax benefit of $21.6 million, including the tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development, re-branding capital spending and other capital expenditures, or have used our cash to fund stock repurchases or cash dividends. We do not believe this indicates a lack of liquidity. To the extent operations generate cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. Excluding the reduction in our deferred tax asset resulting from the valuation allowance as prescribed by SFAS No. 109, our working capital increased during the 40 weeks ending October 5, 2008. The net increase was due to the redemption of gift cards that were sold prior to the beginning of fiscal 2008 and were therefore carried as a liability, an increase in prepaid rent and advertising due to the timing of payments and a fiscal quarter-end date of October 5, 2008 as opposed to year-end date of December 30, 2007 more closely approximating a calendar period end, and an increase in inventory as during the year we exercised favorable commodity buying opportunities. Partly offsetting this increase in working capital was an increase in accounts payable for recorded credit balances with certain financial institutions, and a reduction in trade accounts receivables as inventory sold as part of the 2007 sale of our commissary were collected in fiscal 2008. We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and reduce our debt. We opened two Company-owned O’Charley’s, and no Ninety Nine or Stoney River restaurants during the third quarter of 2008. We did not complete any O’Charley’s or Ninety Nine restaurant re-brandings during the quarter. As of the end of the quarter, we have completed 62 restaurant re-brandings for O’Charley’s and 62 re-brandings for Ninety Nine Restaurants since inception of the re-branding initiatives.

Net cash provided by operations during the 40 weeks ending October 5, 2008 was $32.3 million, decreased by $13.6 million from the same prior year period. Other than changes in revenue and cash operating costs, which are discussed elsewhere in this document, the material factors contributing to the change in net cash provided by operating activities were changes in inventory balances and changes in accounts payable. This decrease was primarily related to a decrease in net earnings (excluding non-cash items), of approximately $16.0 million, partly offset by changes in other working capital items and long-term assets and liabilities as compared to the same period last year.

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

On July 17, 2008, we amended our Credit Agreement by making changes to certain defined terms and conditions. This amendment allows for the exclusion of re-branding capital expenditures when calculating the fixed charge coverage ratio and reduced the maximum borrowing capacity under our Credit Agreement from $125.0 million to $100.0 million. This amendment is filed as Exhibit No. 10.1 with our Quarterly Report , Form 10-Q, filed on August 20, 2008. At October 5, 2008, we had approximately $36.7 million outstanding on our revolving credit facility and approximately $12.6 million in letters of credit, which reduced our available borrowings under the Credit Agreement. Pursuant to our Credit Agreement, we have approximately $50.7 million in remaining capacity at October 5, 2008.

The Credit Agreement contains customary restrictive covenants, including limitations on dividends, repurchases of capital stock, sale leaseback transactions, the incurrence of additional indebtedness and mergers, acquisitions and asset sales.  In addition, the Credit Agreement contains certain financial covenants, including an adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio.   At October 5, 2008, we were required to maintain an adjusted debt to EBITDAR ratio that did not exceed 4.75, while our actual adjusted debt to EBITDAR ratio was 4.33; our maximum senior secured leverage ratio covenant was 2.00, while our actual senior secured leverage ratio was 0.68; our minimum fixed-charge coverage ratio covenant was 1.30, while our actual fixed charge coverage ratio was 1.56;  and our minimum capital expenditures ratio was 1.00, while our actual capital expenditure ratio was 1.42. As set forth in the Credit Agreement, the calculation of these ratios requires adjustments to the our financial results reported on a GAAP basis. As of the end of our third fiscal quarter, there were no defaults under the Credit Agreement and we were in compliance with all covenants.  Although we currently project that we will remain in compliance with these covenants, given the current economic environment and its impact on our future operating results, there can be no assurance that we will remain in compliance with these covenants at the end of the fourth fiscal quarter of 2008 or in subsequent quarters. If we were to violate any of our covenants under the Credit Agreement, there can be no assurances that we will be successful in obtaining amendments or waivers to the financial covenants on acceptable terms or at all.   Any waiver or amendment may result in significantly higher interest costs and possible additional restrictions under the Credit Agreement.  If we were unable to obtain a waiver or negotiate an amendment on acceptable terms and an event of default were to occur under the Credit Agreement, such default would also constitute a default under certain conditions under the indenture governing our Senior Subordinated Notes.

The interest rates per annum applicable to loans outstanding under the Credit Agreement are, at our option, equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (0.0 percent to 0.5 percent in the case of base rate loans and 0.75 percent to 1.25 percent in the case of LIBOR rate loans), depending on our senior secured leverage ratio. At October 5, 2008, our margin applicable to LIBOR loans was 0.75 percent. In addition to the interest payments required under the Credit Agreement, we are required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.25 percent to 0.375 percent per annum, depending on our senior secured leverage ratio. At October 5, 2008, our applicable commitment fee on the aggregate average daily unused portion of the credit facility was 0.25 percent.

Our obligations under the Credit Agreement are secured by liens on substantially all of our assets, including a pledge of the capital stock of our material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

From time to time, we have entered into interest rate swap agreements with certain financial institutions. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively convert a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of Senior Subordinated Notes due 2013 into variable-rate obligations. The total notional amount of these swaps as of October 5, 2008 is $78.0 million and is based on the six-month LIBOR rate in arrears plus a specified margin, the average of which is 3.9 percent. The total notional amount of the swaps was $100.0 million as of the end of fiscal 2007; however, during the first quarter of 2008, one of the banks participating in the swaps decided to no longer participate, thus reducing the notional amount of our outstanding swaps by $22.0 million. The terms and conditions of these swaps mirror the interest terms and conditions on our 9.0 percent Senior Subordinated Notes due 2013 and are accounted for as fair value hedges. These swap agreements expire in November 2013.

On August 21, 2008, we announced that our Board of Directors approved a quarterly cash dividend on our common stock of $0.06 per share. The dividend was payable on September 26, 2008 to shareholders of record on September 12, 2008. The total dividend of approximately $1.3 million was recorded in the third quarter of 2008 as a reduction to retained earnings. For the 40 weeks ended October 5, 2008, we have paid approximately $3.9 million in dividends. We have decided to discontinue the $0.06 per share quarterly dividend to conserve cash and reduce our debt.

On February 7, 2008, we announced that our Board of Directors approved a $20 million increase in our share repurchase authorization. During 2007, the Board of Directors approved a $50 million repurchase authorization under which we repurchased $30 million of our common stock by the end of fiscal 2007. During the third quarter of 2008, we did not repurchase any company shares. During the 40 weeks ended October 5, 2008, we repurchased 2.2 million shares for approximately $24.8 million. The remaining balance that may be repurchased under the current repurchase authorization is $15.2 million. Pursuant to the Credit Agreement and the bond indenture, the “blanket” available to pay dividends and repurchase shares is equal to $62.5 million plus 50% of cumulative net earnings beginning with fiscal 2006. Since the beginning of fiscal 2006, we have paid dividends of $8.1 million and made share repurchases of $54.8 million. Our cumulative net loss since the beginning of fiscal 2006 is $38.2 million.

In 2008 and 2007, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our restaurant support center. The Company did not finance any capital expenditures using capital leases through the quarter ended October 7, 2007. Capital expenditures for the 40 weeks ended October 5, 2008 and October 7, 2007, excluding new computer equipment financed through capital lease obligations in 2008 were as follows:

	October 5,	October 7,
	2008	2007
	(in thousands)
New restaurant capital expenditures	$15,857	$15,519
Re-branding capital expenditures (1)	18,614	13,690
Other capital expenditures	8,758	10,453
Total capital expenditures	$43,229	$39,662

(1)

Certain other expenditures related to our Kitchen Display System (“KDS”) initiative previously shown as other capital expenditures have been reclassified and included as re-branding capital expenditures.

We expect to spend approximately $50 million in capital expenditures in 2008. Given the current conditions in the general economy and casual dining industry, we have deferred the restaurant re-brandings originally scheduled for the remainder of 2008. We expect to open four new company-owned O’Charley’s restaurants, two new Ninety Nine restaurants, and one new Stoney River restaurant in 2008. By the end of the third quarter, five of these seven planned new restaurants have already opened.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 30, 2007, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, goodwill and trademarks, impairment of long-lived assets, and income taxes and related financial statement items. Also, as described in Note B on page 8 of this 10-Q, we have included language for certain accounting policies; Operating Leases, Property and Equipment and Deferred Taxes. We consider an accounting policy to be critical if it is most important to the portrayal of our financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 40 weeks of 2008, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of October 5, 2008 as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007. As of October 5, 2008, we had approximately $36.7 million outstanding on our revolving credit facility as compared to zero borrowings at December 30, 2007.

Outlook

Given our year-to-date results, current and anticipated economic conditions and the decision to defer the remaining 2008 and 2009 re-branding initiatives, we have decided to suspend our earnings guidance for the reminder of the 2008 fiscal year. We do not currently anticipate offering earnings guidance for 2009. We expect to open one Stoney River restaurant and one O’Charley’s restaurant in the fourth quarter of 2008 and one Stoney River and one Ninety-Nine restaurant in 2009. Given current unanticipated economic conditions we are not planning to develop or re-brand any additional restaurants in 2009 and estimate our capital expenditures to between $15.0 million and $20.0 million for 2009. We expect raw inflation in our food, beverage and supplies to increase between seven and eight percent in 2009. We have started to lock in pricing on many of our items for next year, in an attempt to reduce this cost. To date, we have locked in between 40 and 45 percent our 2009 beef requirements and between 20 and 25 percent of our 2009 seafood requirements. Of the beef and seafood prices we have locked in, these prices are on average at or below this year’s prices for like items. We have also locked in pricing for approximately half of our 2009 requirements for poultry, at prices that are higher than this year’s. Through our purchasing programs, specification and portion size changes, and other initiatives, we believe that we can mitigate approximately half of the expected seven and eight percent inflation cost increase.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The provisions of SFAS 141(R) will only impact us if we become a party to a business combination that is consummated after this statement becomes effective.

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

In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-01”) FSP EITF 03-6-01 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscals years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. We have not yet determined the impact if any, that FSP EITF 03-6-1 may have on our results of operations and financial position.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”), which amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45 to require additional disclosure about the current status of the payment/performance risk of a guarantee. This FSP also provides clarification of the effective date of SFAS No. 161 to any reporting period, annual or interim, beginning after November 15, 2008. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods, annual or interim, ending after November 15, 2008. Early adoption is permitted. The adoption of FSP FAS 133-1 and FIN 45-4 is not expected to have a material impact on our financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157, Fair Value Instruments, in a market that is not active. The adoption of FSP FAS 157-3 did not have any impact on our financial statements.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land, construction costs, and fuel/energy costs has adversely affected our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on our payroll and benefit costs. As a result of increased competition and the competitive employment environment in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs over the past 21 months have had a negative impact on consumer behavior and have increased the cost of operating our remaining Commissary in Bellingham, Massachusetts. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

At October 5, 2008, we had interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to our $125.0 million Senior Subordinated Notes due 2013 into variable-rate obligations. The total notional amount of these swaps is $78.0 million and is based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. If LIBOR were to increase by 100 basis points, our annual interest cost, from our interest rate swap agreements related to our $125.0 million Senior Subordinated Notes due 2013, would increase by approximately $0.8 million. The terms and conditions of these swaps mirror the interest terms and conditions on the notes and are accounted for as fair value hedges. These swap agreements expire in November 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. During the preparation of the Company’s results for the quarter ended October 5, 2008, adjustments associated with deferred taxes for indefinite-lived intangible assets were made to the deferred income tax valuation allowance. These adjustments were not identified through the Company’s internal review procedures. As a result of management’s failure to identify this item, our principal executive officer and principal financial officer determined a control deficiency with respect to review of the deferred tax valuation allowance constituted a material weakness in our internal control over financial reporting. As a result, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 5, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 5, 2007, we filed suit in Davidson County, Tennessee, against Richard Arras, Steven Pahl and Wi-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to Wi-Tenn Restaurants, LLC, a joint venture owned 50% by us and 50% by the Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin, against us and seven of our current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment, stemming from Defendants’ ownership in Wi-Tenn Restaurants, LLC (the “Wisconsin Action”). We filed a motion to dismiss Defendants’ complaint in the Wisconsin Action and this motion was granted on August 12, 2008, resulting in dismissal of the Wisconsin Action. On February 15, 2008, Defendants filed a counterclaim in the Tennessee Action against us and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). The Tennessee Counterclaim was amended and asserts ten causes of action including the claims asserted in the Wisconsin Action, claims under the Tennessee Securities Act and Delaware Securities Act, claims under the Tennessee Consumer Protection Act, and claims for tortuous interference, breach of fiduciary duty and breach of contract. The Tennessee Counterclaim alleges damages in excess of $75,000. On August 6, 2008, the Court in the Tennessee Action dismissed Defendants’ Counterclaims concerning the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, Tennessee Securities Act and Delaware Securities Act with prejudice and required Defendants to re-plead their claims under the Tennessee Consumer Protection Act and their claims for fraud, misrepresentation, tortuous interference and breach of contract. We deny all liability and intend to vigorously contest the allegations contained in the Tennessee Counterclaim and to vigorously prosecute the Tennessee Action against the Defendants. The Tennessee Action is set for trial on July 13, 2009.

On October 30, 2008, a jury in the matter of Laurie Clifford v. David Kvinlaug, Geno Barone, O’Charley’s, Inc. and 99 Restaurants of Boston, LLC , Essex (Massachusetts) Superior Court, Civil Action No. 2004-00041, rendered a verdict in favor of the plaintiff awarding damages in the amount of approximately $3.2 million plus prejudgment interest of approximately $1.9 million as of the date of the verdict. The plaintiff in this matter alleged claims relating to injury caused by an intoxicated person who was served alcoholic beverages at one of our Ninety Nine restaurants. The judgment is not yet final and is subject to post-trial motions and appeal. We maintain insurance to cover these types of claims, subject to a self-insured retention of $500,000. Based on the information currently available, and acknowledging the uncertainty of litigation, the October 5, 2008 consolidated balance sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Liabilities” and “Other Assets,” respectively. Our primary insurance carrier has asserted a reservation of rights, claiming that it did not receive timely notice of this matter from our third party claims administrator in accordance with the terms of the policy. We intend to appeal the judgment once finalized in the event we are not successful in invalidating the judgment through our post-trial motions and believe that we have valid coverage under our insurance policies for amounts in excess of our self-insured retention. There can be no assurance, however, that we will be successful in our post-trial motions or appeal of the judgment or, in the event we are not successful, that we will prevail in any dispute with our insurance carrier regarding the validity of our coverage, which could have a material adverse impact on our consolidated financial position and results of operations.

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

Item 1A. Risk Factors

Given recent changes in the economic and financial environment, as well as our recent financial performance, we provide the following updates to the Risk Factors presented in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2007. These updates should be read in conjunction with the Risk Factors presented therein.

Our customers face economic pressures which could adversely impact their frequency of visiting our restaurants

We believe the continuing deterioration in the housing and housing finance market, general negative consumer sentiment, and the current state of the economy have had and will continue to have an adverse impact on the mid-scale casual dining consumers that account for a significant share of our sales. Continuing weakness in the spending of those consumers will likely have a continuing adverse impact on our results of operations.

Our Credit Agreement contains financial covenants. If we are unable to comply with these covenants, our liquidity and results of operations could be adversely affected.

At October 5, 2008, we had a total of $ 176.0 million in debt and capitalized lease obligations, including $36.7 million outstanding under our Credit Agreement and $125.0 million pursuant to our Senior Subordinated Notes due 2013.

The Credit Agreement contains customary restrictive covenants, including limitations on dividends, repurchases of capital stock, sale leaseback transactions, the incurrence of additional indebtedness and mergers, acquisitions and asset sales. In addition, the Credit Agreement contains certain financial covenants, including an adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio. As of the end of our third fiscal quarter, there were no defaults under the Credit Agreement and we were in compliance with all covenants. Although we currently project that we will remain in compliance with these covenants, given further deterioration of the current economic environment and its impact on our future operating results, there can be no assurance that we will remain in compliance with these covenants at the end of the fourth fiscal quarter of 2008 or in subsequent quarters.

If we were to violate any of our covenants under the Credit Agreement, there can be no assurances that we will be successful in obtaining amendments or waivers to the financial covenants on acceptable terms or at all. Any waiver or amendment may result in significantly higher interest costs and possible additional restrictions under the Credit Agreement. If we were unable to obtain a waiver or negotiate an amendment on acceptable terms and a default were to occur under the Credit Agreement, such default would also constitute a default under certain conditions under the indenture governing our Senior Subordinated Notes.

Item 6. Exhibits

No.	Description
10.1

Third Amendment, dated as of July 17, 2008, to the Second Amended and Restated Credit Agreement dated October 18, 2006, by and among O’Charley’s Inc., as Borrower, the lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent. (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Commission on August 20, 2008).

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

O’Charley’s Inc.
(Registrant)

Date: November 14, 2008	By:	/s/ Gregory L. Burns
Gregory L. Burns
Chairman and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Lawrence E. Hyatt

Lawrence E. Hyatt

Chief Financial Officer, Secretary and Treasurer