Form 10-K
period 2008-12-28
O CHARLEYS INC
filed 2009-03-12
CIK 864233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $210.8 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock.

The number of shares of common stock outstanding on March 3, 2009 was 21,330,686.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are ___________________incorporated by reference____________________
Part III	Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held May 13, 2009

O’CHARLEY’S INC.

PART I

Item 1.	Business.

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of December 28, 2008, we operated 232 O’Charley’s company-owned restaurants in 16 states in the East, Southeast and Midwest, 116 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic states, and eleven Stoney River restaurants in seven states in the East, Southeast and Midwest. As of December 28, 2008, we had nine franchised O’Charley’s restaurants, including four in Michigan, two in Ohio, and one in each Iowa, Pennsylvania and Tennessee. As of December 28, 2008, we had two joint venture O’Charley’s restaurants in Louisiana and one joint venture O’Charley’s restaurant in Wisconsin, in all of which we have an ownership interest.

The following description of our business should be read in conjunction with the information in Item 7 of this Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements in Item 8 of this Form 10-K.

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

O’Charley’s restaurants are open seven days a week and serve lunch, dinner and weekend brunch and offer full bar service. Specialty menu items include “limited time only” promotions, O’Charley’s Lunch Club and a special kids menu. We are continually developing new menu items for our O’Charley’s restaurants to respond to changing guest tastes and preferences. Lunch entrees range in price from $6.99 to $9.99, with dinner entrees ranging from $7.49 to $17.99. The average check per guest, including beverages, was $12.99 in 2008, $12.65 in 2007, and $12.04 in 2006.

We seek to create a casual, neighborhood atmosphere in our O’Charley’s restaurants through an open layout and by tailoring the decor of our restaurants to the local community. The interior typically is open, casual and well lighted and features warm woods, exposed brick, color prints and hand-painted murals depicting local history, people, places and events. The prototypical O’Charley’s restaurant is a free-standing building of approximately 6,000 square feet with seating for approximately 225 guests, including approximately 17 bar seats. We periodically update the interior and exterior of our restaurants to reflect refinements in the concept and respond to changes in guest tastes and preferences.

Historically, we have grown the O’Charley’s concept through opening new restaurants. As part of our strategic planning process, our focus on improving results in existing restaurants, and the current economic environment, we decided to open fewer restaurants in 2008 than in previous years. We opened four new company-owned restaurants and closed one company-owned restaurant in 2008. In 2009, we plan to open two new franchised O’Charley’s restaurants and no company-owned restaurants. During 2008 we re-branded 33 O’Charley’s restaurants and as of December 28, 2008 we have re-branded a total of 62 O’Charley’s restaurants. This initiative has focused on our overall brand design to enhance the guest experience, as well as improve our profitability. Re-brandings include the remodeling and re-imaging of the restaurants, staff training, and the introduction of new service standards, plateware and uniforms. We have suspended our ‘Project RevO’lution’ re-branding initiative until economic conditions improve.

Ninety Nine

In January 2003, we acquired Ninety Nine restaurants (“Ninety Nine”), a Woburn, Massachusetts-based casual dining concept that began in 1952 with its initial location at 99 State Street in downtown Boston. Ninety Nine restaurants are casual dining restaurants that we believe have earned a reputation as friendly, comfortable places to gather and enjoy great American food and drink at a terrific price. Ninety Nine restaurants are intended to appeal to mainstream casual dining and value oriented guests. The Ninety Nine menu features approximately 75 items, including a wide selection of appetizers, soups, salads, sandwiches, burgers, beef, chicken and seafood entrees and desserts. Ninety Nine restaurants offer full bar service, including a wide selection of imported and domestic beers, wines and specialty drinks.

Ninety Nine restaurants are open seven days a week and serve lunch and dinner. Lunch entrees range in price from $6.99 to $9.49 with dinner entrees ranging from $7.99 to $17.99. The average check per guest, including beverages, was $14.97 in 2008, $14.64 in 2007, and $14.08 in 2006.

Ninety Nine restaurants seek to provide a warm and friendly neighborhood pub atmosphere. Signature elements of the prototypical Ninety Nine restaurant include an open view kitchen, booth seating and a centrally located rectangular bar. The prototypical Ninety Nine restaurant is a free-standing building of approximately 6,700 square feet in size with seating for approximately 190 guests, including approximately 25 bar seats. Ninety Nine has grown through remodeling traditional and non-traditional restaurant locations as well as through developing new restaurants in the style of our prototype restaurant. During 2009, we plan to open one new Ninety Nine restaurant. During 2008, we re-branded 20 Ninety Nine restaurants and as of December 28, 2008 we have re-branded a total of 62 Ninety Nine restaurants. We have suspended our ‘Dressed to the Nines’ re-branding initiative until economic conditions improve.

Stoney River Legendary Steaks

We acquired Stoney River Legendary Steaks (“Stoney River”) in May 2000. Stoney River restaurants are upscale steakhouses that are intended to appeal to both upscale casual-dining and fine-dining guests by offering the high-quality food and attentive guest service typical of high-end steakhouses at more moderate prices. Stoney River restaurants have an upscale “mountain lodge” design with a large stone fireplace and rich woods that is intended to make the interior of the restaurant inviting and comfortable. The Stoney River menu features several offerings of premium Midwestern beef, fresh seafood and a variety of other gourmet entrees. An extensive assortment of freshly prepared salads and side dishes are available a la carte. The menu also includes several specialty appetizers and desserts. Stoney River restaurants offer full bar service, including an extensive selection of wines. The dinner price range of entrees is $21.99 to $35.99. The average check per guest, including beverages, was $47.72 in 2008, $44.62 in 2007, and $41.72 in 2006.

Support Operations

Supply Chain Management. Our supply chain management offers a systematic approach to managing the acquisition of goods and services that achieves the lowest total cost of ownership and matches internal customers’ needs with marketplace capabilities. In 2007, we completed the sale of our Nashville commissary and now outsource all the commissary and food preparation functions previously provided in house. The supply chain team focuses on three key areas that include strategic sourcing, quality assurance and supply chain operations. Descriptions of these functions are as follows:

•

Strategic sourcing: manages and facilitates enterprise-wide sourcing activities, including the development of sourcing strategies, supplier negotiation and selection, and supplier performance management for specified expenditure areas.

•

Quality assurance: designs, implements, and measures strategic programs for both quality assurance and food safety that ensures we achieve, sustain, and continue to improve best of class programs for food quality and food safety for all our concepts.

•	Supply chain operations: ensures uninterrupted, timely flow of goods to our concepts, and monitors compliance with all sourcing and distribution agreements.

We continue to operate a distribution center in Bellingham, Massachusetts which distributes products to all Ninety Nine restaurants. We believe that our supply chain management team, as a result of these changes, is better positioned to focus upon improving the quality and cost of our products.

Human Resources. We maintain a human resources department that supports restaurant operations, our restaurant support center, our financial services center, and our Ninety Nine service center through the design and implementation of policies, programs, procedures and benefits for our team members. The human resources department is responsible for all customary HR functions, including assisting in the selection, on-boarding, training and development, team member relations, and benefits for our workforce. This includes the oversight and utilization of the alternative dispute resolution process. However, all team members are encouraged to first address any employment related issues or concerns through our open door policies or a toll free 800 number. The human resources area also administers the Team Member Survey and is responsible for identifying issues and developing action plans to resolve any issues that are identified. During 2007, we realigned our human resources department to provide more focus and support to our restaurant operations by moving support from the main office out to the field. This realignment has allowed us to improve the quality of team members we hire, evaluate the strengths of our team, ensure we optimize the performance of our team members at all levels across the enterprise and ultimately improve the overall operating execution and performance of our restaurants.

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

Restaurant Reporting and Back-Office Support. Our use of technology and management information systems is essential for the management oversight needed to improve our operating results. We maintain theoretical food, labor, and beverage cost systems in each of our restaurants through which we closely monitor and control restaurant operating costs. We also maintain operational and financial controls in each restaurant, including management information systems that monitor sales, inventory, and labor and that provide reports and data to our restaurant support center. The management accounting system polls data from our restaurants and generates daily reports of sales, sales mix, guest counts, average check, cash, labor and food cost. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. We also utilize these systems for financial and budgetary analysis, including analyses of sales by restaurant, product mix and labor utilization. Our internal audit department audits a sample of our restaurants to measure compliance within our operational systems, procedures and controls. Our Financial Services Center is located in Brentwood, Tennessee and has been designed to consolidate and integrate our accounting functions. In addition, a centralized call line is available to restaurant management for questions or comments relating to their financial reports or employee benefits. We believe that consolidating the accounting function of our three concepts provides a structure that creates consistency and provides more centralized control over our accounting and financial reporting function while also promoting continuous process improvement and savings.

Real Estate and Construction. We maintain an in-house real estate and construction department to assist in the site selection process, secure real estate, develop architectural and engineering plans, and oversee new construction and re-brandings of existing restaurants. We maintain a broad database of possible sites which we analyze against our site criteria in order to target the best possible locations. Once a site is selected, our real estate department oversees the acquisition process, while our construction department obtains zoning and all other required governmental approvals, develops detailed building plans and specifications and constructs and equips the restaurants. During 2008, we suspended our re-branding efforts and further reduced our new restaurant development plans in response to the changing economic environment.

Restaurant Locations

The following table sets forth the markets in which our company-owned O’Charley’s, Ninety Nine and Stoney River restaurants were located at December 28, 2008, including the number of restaurants in each market.

O’Charley’s Restaurants

Alabama (21)	Kentucky (20)	Ohio (19)
Alabaster	Ashland	Cincinnati (7)
Birmingham (5)	Bowling Green	Cleveland
Decatur	Cold Spring	Columbus (7)
Dothan	Danville	Dayton (3)
Florence	Elizabethtown	Harrison
Guntersville	Florence
Huntsville (2)	Frankfort	South Carolina (12)
Mobile (4)	Hopkinsville	Aiken
Montgomery (2)	Lexington (4)	Anderson
Opelika	Louisville (5)	Charleston (2)
Oxford	Owensboro	Columbia (3)
Tuscaloosa	Paducah	Greenwood
	Richmond	Rock Hill
Arkansas (2)		Simpsonville
Jonesboro	Louisiana (1)	Spartanburg
Rogers	Monroe	Summerville

Florida (6)	Mississippi (8)	Tennessee (40)
Destin	Gulfport	Chattanooga (2)
Jacksonville (3)	Hattiesburg	Clarksville (2)
Panama City	Meridian	Cleveland
Pensacola	Olive Branch	Cookeville
	Pearl	Hendersonville
Georgia (28)	Ridgeland	Jackson
Atlanta (19)	Southaven	Johnson City
Augusta	Tupelo	Kingsport
Canton		Knoxville (5)
Columbus		Manchester
Dalton	Missouri (10)	Memphis (4)
Ft. Oglethorpe	Cape Girardeau	Morristown
Gainesville	Kansas City (2)	Mt. Juliet
Griffin	St. Louis (7)	Murfreesboro (2)
Macon (2)		Nashville (13)
	North Carolina (25)	Pigeon Forge
Illinois (5)	Asheville	Springfield
Champaign	Burlington	Spring Hill
Marion	Charlotte (9)
O’Fallon	Fayetteville	Virginia (12)
Springfield (2)	Greensboro	Bristol
	Greenville	Fredericksburg
Indiana (21)	Hendersonville	Harrisonburg
Bloomington	Hickory	Lynchburg
Clarksville	Jacksonville	Roanoke (2)
Corydon	Raleigh (3)	Richmond (6)
Evansville (2)	Wilmington (2)
Fort Wayne (2)	Winston-Salem (2)	West Virginia (2)
Indianapolis (11)	Wake Forest	Charleston (2)
Lafayette
Mooresville
Richmond

Ninety Nine Restaurants

Connecticut (15)	New Hampshire (14)	Massachusetts (62)
Enfield	Concord	Auburn
Groton	Dover	Boston (37)
Hartford (7)	Hooksett	Centerville
Manchester	Keene	Chicopee
New Haven (2)	Littleton	Fairhaven
Norwich	Londonderry	Fall River
Torrington	Manchester	Fitchburg
Stratford	Nashua	Franklin
	North Conway	Holyoke
Maine (5)	Portsmouth	Greenfield
Augusta	Salem	Mashpee
Bangor	Seabrook	Marlboro
Portland (3)	Tilton	North Attleboro
	West Lebanon	North Dartmouth
Rhode Island (3)		Plymouth
Cranston	New York (9)	Pittsfield
Newport	Albany (2)	Seekonk
Westerly	Clifton Park	Springfield (4)
	Kingston	Tewksbury
Vermont (3)	Plattsburgh	West Yarmouth
Brattleboro	Queensbury	Worcester (3)
Rutland	Rotterdam
Williston	Saratoga Springs
Utica

New Jersey (1)	Pennsylvania (4)
Deptford	Audubon
Philadelphia
Trevose (Bensalem)
Warrington

Stoney River Restaurants

Georgia (3)	Kentucky (1)	Ohio (1)
Atlanta (3)	Louisville	Columbus

Illinois (2)	Tennessee (2)	Missouri (1)
Chicago (2)	Nashville (2)	St. Louis

Maryland (1)
Annapolis

In addition to the above company-owned locations, the table below sets forth our franchised and joint venture locations as of December 28, 2008.

Franchised Restaurants	Joint Venture Restaurants

Michigan (4)	Louisiana (2)
Belleville	Lafayette
Chesterfield	Lake Charles
Grand Rapids
Holland	Wisconsin (1)
Grand Chute
Ohio (2)
Boardman
Niles

Pennsylvania (1)
Erie

Iowa (1)
Des Moines

Tennessee (1)
Nashville

Franchising

We seek franchising relationships with successful restaurant operators for the development of O’Charley’s restaurants in areas that are outside of our current growth plans for company-owned restaurants. We have entered into and continue to look to enter into, exclusive multi-unit development agreements with third-party franchisees to open and operate O’Charley’s restaurants. Franchisees and joint venture partners are required to comply with our specifications as to restaurant space, design and décor, menu items, principal food ingredients, team member training and day-to-day operations. The following table illustrates the various agreements that we have executed with our joint venture partners and franchisees along with the contracted markets, the number of restaurants operated by each joint venture and franchisee as of December 28, 2008 and the number of restaurants that they are contractually required to develop and open:

Program	Franchise / Joint Venture Entity	Open Restaurants	Total Restaurants Contracted for Development	Markets
Joint Venture:
	JFC Enterprises, LLC	2	3	Southern Louisiana and Beaumont, Texas
	WI-Tenn Restaurants, LLC	1	3	Wisconsin
Franchisee:
	Four Star Restaurant Group, LLC	1	1	Iowa
	O’Candall Group, Inc.	3	50	Tampa and Orlando Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio
	Meritage Hospitality Group, Inc.	4	15	Michigan
	Delaware North Companies Travel Hospitality Services	1	1	Tennessee (Nashville International Airport)

Competition

The restaurant industry is extremely competitive. Restaurants compete across numerous areas, including food quality, price, service quality, location, design, and attractiveness. To remain competitive, we must constantly monitor changing consumer tastes, national and regional economic conditions, the effectiveness of our advertising and many other factors. We compete within each market with national and regional chains and locally-owned restaurants for consumers, management, and hourly personnel and suitable locations. We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli selection. We expect intense competition to continue in these areas.

Service Marks

The name “O’Charley’s” and its logo, the name “Stoney River Legendary Steaks,” and the Ninety Nine Restaurants logo are registered service marks with the United States Patent and Trademark Office. We also have other service marks that are registered in the states in which we operate. We are aware of names and marks similar to our service marks used by third parties in certain geographical areas. Use of our service marks by third parties may prevent us from licensing the use of our service marks for restaurants in those areas. We intend to protect our service marks by appropriate legal action whenever we deem it appropriate and necessary.

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

Approximately 12 percent of restaurant sales in 2008 were attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, menu labeling, and in some states or localities, to provide service for extended hours and on Sunday. Each restaurant has food service licenses from local health authorities. Similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect its operations or, in an extreme case, cause us to close the restaurant. We have established standardized procedures for our restaurants designed to assure compliance with applicable codes and regulations.

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

The development and construction of our restaurants are subject to compliance with applicable zoning, land use and environmental regulations. Our restaurant operations are also subject to federal and state minimum wage laws and other laws governing matters such as working conditions, citizenship requirements, overtime and tip credits. In the event a proposal is adopted that materially increases the applicable minimum wage or changes the allowable tip credit, any such changes would likely result in an increase in payroll and benefits expense.

Team Members

As of December 28, 2008, we employed approximately 24,000 team members, approximately 22,000 of whom represented our hourly workforce within our restaurants. None of our team members are covered by a collective bargaining agreement. We have an alternative dispute resolution program in which all team members are required to participate as a condition of employment. We consider our team member relations to be good.

Executive Officers of the Registrant

Our executive officers are elected by the board of directors and serve at the pleasure of the board of directors. The following table sets forth certain information regarding our executive officers.

Name	Age	Position
Lawrence E. Hyatt	54	Interim President and Chief Executive Officer, Chief Financial Officer and Treasurer
Lawrence D. Taylor	51	Chief Supply Chain Officer
Jeffrey D. Warne	48	Concept President-O’Charley’s
John R. Grady	56	Concept President-Ninety Nine Restaurants
Anthony J. Halligan III	50	Concept President-Stoney River Legendary Steaks
R. Jeffrey Williams	42	Chief Accounting Officer and Corporate Controller
Michael K. Ellis	46	Chief Development Officer
Colin M. Daly, Esq.	37	General Counsel, Corporate Secretary and Chief Compliance Officer

The following is a brief summary of the business experience of each of our executive officers.

Lawrence E. Hyatt has served as Interim President and Chief Executive Officer since February 2009 and as Chief Financial Officer, Secretary and Treasurer since November 2004. Prior to joining our company, he was Executive Vice President and Chief Financial Officer of Cole National Corporation from 2002 to 2004. Mr. Hyatt was with PSINet, Inc. as Chief Financial and Restructuring Officer from 2000 to 2002; with HMS Host Corporation as Chief Financial Officer from 1999 to 2000; and with Sodexho Marriott Services, Inc. and its predecessor company as Chief Financial Officer from 1989 to 1999.

Lawrence D. Taylor has served as Chief Supply Chain Officer since May 2006. Prior to joining our company, he was the Chief Procurement Officer for Carlson Companies, Inc. from 2003 to 2006. Mr. Taylor was Vice President, Supply Chain Management for Carlson Restaurants from 2001 to 2003. Mr. Taylor’s earlier experience included senior procurement and supply chain management positions with Taco Bell Corporation, Burger King, Inc., and Perseco. Mr. Taylor was also an owner-operator of a franchised McDonald’s restaurant.

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

John R. Grady has served as Concept President-Ninety Nine Restaurants since April 2004. Mr. Grady joined Ninety Nine Restaurants in March 1975. Prior to being named President, Mr. Grady was Executive Vice President and has also served in various capacities in the Operations, Training and Real Estate Departments for Ninety Nine Restaurants over the years.

Anthony J. Halligan III was named Concept President - Stoney River Legendary Steaks in February 2006. Prior to being named President, Mr. Halligan served in the capacity of Vice President from 2000 until 2006. Prior to his tenure with Stoney River, Mr. Halligan served in various capacities for companies in the restaurant and retail industries.

R. Jeffrey Williams has served as Chief Accounting Officer since February 2006 and as Corporate Controller since February 2003. Mr. Williams served as Controller for the O’Charley’s Concept from July 2001 to February 2003. Mr. Williams served as Controller of The Krystal Company from 2000 to 2001. Mr. Williams served as Director of Financial Planning and Analysis for Cracker Barrel Old Country Store from 1999 to 2000 and as Accounting Manager for Cracker Barrel Old Country Store from 1996 to 1999. Mr. Williams is a certified public accountant.

Michael K. Ellis has served as Chief Development Officer since April 2007. Mr. Ellis served as Vice President Asset Management for BP Products North America from 2006 to 2007. Mr. Ellis served as the Senior Vice President of Development at Carlson Restaurants Worldwide from 2004 to 2006. Mr. Ellis served as the Chief Development Officer for Burger King Corporation from 2003 to 2004. Prior to that Mr. Ellis has held other various roles of increasing responsibility at Darden Restaurants Inc. and DF&R Restaurants, Inc. throughout his career.

Colin M. Daly, Esq. has served as Corporate Secretary since March 2009 and General Counsel since February 2008. Prior to being named General Counsel, Mr. Daly served as the company’s Senior Corporate Counsel from April 2006 to January 2008. Prior to joining our company, Mr. Daly served as an Assistant General Counsel for ARAMARK Corporation from 2003 to 2006. Prior to ARAMARK, Mr. Daly practiced law with law firms in Nashville, Tennessee and Philadelphia, Pennsylvania.

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

Risk Factors

Some of the statements we make in this Annual Report on Form 10-K are forward-looking. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “seek” or similar expressions. These forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, plans or expectations such as statements concerning our operating and growth strategy, projections of revenue, income or loss, information regarding future restaurant openings and capital expenditures, potential increases in food and other operating costs, and our development, expansion, franchising and joint venture plans and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the adverse effect on our results from operations of decreases in consumer spending; our ability to maintain or increase same store sales and operating margins at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; our ability to successfully implement changes to our supply chain; our ability to sell closed restaurants and other surplus assets; our ability to comply with the terms and conditions of our financing agreements; the effect of increased competition; our ability to successfully implement and realize projected benefits of our turnaround and transformation process, including our re-brandings and other initiatives; the resolutions of outstanding legal proceedings; and the risks and uncertainties discussed below. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The risks described below are not the only ones we face. Additional risks not presently known to us or currently deemed immaterial could also impair our business operations.

The continuing deterioration in U.S. economic conditions is expected to adversely affect our results of operations.

The continuing deterioration in the U.S. economy has and is expected to continue to negatively affect our business. For instance, the dramatic decline in the housing market, tightening credit and increasing unemployment have led to lack of consumer confidence, particularly for consumers that frequent casual dining chains. Continuing weakness in the spending of those consumers has had and could continue to have an adverse impact on our results of operations. In addition, some of our suppliers could experience serious cash flow problems due to the credit market crisis. As a result, they may attempt to increase their prices, pass through increased costs or alter payment terms. Our suppliers may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could have a material adverse affect on our business. We do not expect that the difficult economic conditions are likely to improve significantly in the near future, and any continuation or worsening of the credit crisis, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions on our results of operations.

If we are unable to comply with our financial covenants, our liquidity and results of operations could be adversely affected.

At December 28, 2008, we had a total of $163.1 million in debt and capitalized lease obligations, which includes $23.8 million outstanding under our credit facility and $125.0 million pursuant to our senior subordinated notes due 2013.

Our credit facility contains customary restrictive covenants, including limitations on dividends, repurchases of capital stock, sale leaseback transactions, the incurrence of additional indebtedness and mergers, acquisitions and asset sales. In addition, our credit facility contains certain financial covenants, including an adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio. In December 2008, we amended our credit facility to revise certain financial covenants. As of the end of our 2008 fiscal year, there were no defaults under our credit facility and we were in compliance with all covenants. Although we currently project that we will remain in compliance with these covenants there can be no assurance that we will remain in compliance with these covenants.

If we were to violate any of our covenants under our credit facility there can be no assurance that we will be successful in obtaining amendments or waivers on acceptable terms. Any waiver or amendment may result in future increases in the interest costs and possible additional restrictions under our credit facility. If we were unable to obtain a waiver or negotiate an amendment on acceptable terms and a default were to occur under our credit facility, such default would also constitute a default under certain conditions under the indenture governing our senior subordinated notes.

We also have four separate lease agreements for an aggregate of 30 of our Ninety Nine Restaurants properties which contain financial covenants. Each of the four restaurant groups are subject to an annual fixed charge coverage ratio of 1.50 to 1.00. Although we currently project that we will remain in compliance with these covenants, if we are unable to remain in compliance with these covenants, our liquidity and our results of operations could be adversely impacted.

Our continued growth depends on our ability to open new restaurants and operate our new restaurants profitably, which in turn depends upon our continued access to capital.

A significant portion of our historical growth has been due to opening new restaurants. We have substantially reduced our new restaurant growth over the past several years as we formulated our turnaround plan and more recently due to the deteriorating economic environment. We opened four new company-owned O’Charley’s restaurants, two new Ninety Nine restaurants, and one new Stoney River restaurant in 2008. We currently plan to open no new company-owned O’Charley’s restaurants, one new Ninety Nine restaurant, and one new Stoney River restaurant in 2009. Our ability to open new restaurants successfully depends on a number of factors, such as:

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

Many of these factors are beyond our control. In addition, we have historically generated insufficient cash flow from operations to fund our working capital and capital expenditures and, accordingly, our ability to open new restaurants and our ability to grow, as well as our ability to meet other anticipated capital needs, may be dependent on our continued access to external financing, including borrowings under our credit facility and financing obtained in the capital markets. Our ability to make borrowings under our credit facility will require, among other things, that we comply with certain financial and other covenants, and we cannot assure that we will be able to do so. Accordingly, we cannot be assured that we will be successful in opening new restaurants at such time we decide to resume new restaurant growth. Furthermore, we cannot be assured that our new restaurants will generate revenues or profit margins consistent with those of our existing restaurants, or that any new restaurants will be operated profitably.

Our success depends on our ability to execute our strategic plan and to realize our anticipated supply chain efficiencies.

Our strategic plan involves a number of initiatives intended to improve our restaurant level economics and enhance guest loyalty. Our strategic plan involves significant investments in our management team and our restaurants and the success of the strategic plan depends on our ability to successfully implement the plan and realize the projected return on our investment. As part of our strategic plan, we have developed new prototype restaurants and we have re-branded many of our existing O’Charley’s and Ninety Nine restaurants. These re-branding efforts include substantial capital investment in remodeling the restaurants. As of December 28, 2008, we have completed 62 re-brandings at O’Charley’s restaurants and 62 re-brandings at Ninety Nine restaurants since inception of our re-branding programs. However, we have decided to suspend our re-branding initiatives until economic conditions improve in order to preserve cash and pay down debt. Our strategy also includes improving our restaurant level economics, and we believe that effective supply chain management will contribute significantly to achieving this goal. However, a failure to successfully implement and realize projected savings from these actions could adversely affect the results of our strategic plans.

Changing consumer preferences and discretionary spending patterns could force us to modify our concepts and menus and could result in a reduction in our revenues.

Our O’Charley’s and Ninety Nine restaurants are casual dining restaurants that feature menus intended to appeal to a broad spectrum of guests. Our Stoney River restaurants are upscale steakhouses that feature steaks, fresh seafood and other gourmet entrees. Our continued success depends, in part, upon the popularity of these foods and these styles of dining. Shifts in consumer preferences away from this cuisine or dining style could materially adversely affect our future operating results. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our success will depend in part on our ability to anticipate and respond to these changes in consumer preferences, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes in our concepts and menus in order to respond to changes in consumer tastes or dining patterns. If we change a restaurant concept or menu, we may lose guests who do not prefer the new concept or menu, and may not be able to attract a sufficient new guest base to produce the revenue needed to make the restaurant profitable. In addition, consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Stoney River menu, food born illnesses or other diseases or by specific events such as E. coli food poisoning or outbreaks of bovine spongiform encephalopathy (mad cow disease) or other diseases.

Our success is also dependent to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A continued deterioration in consumer confidence and these other factors could reduce guest traffic or impose practical limits on pricing, either of which could harm our results of operations.

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

We compete with other restaurants for experienced management personnel and hourly team members. Each of our concepts offers medical benefits to hourly team members. Increases in health care costs, changes in state or federal minimum wage laws, or changes in legal requirements relating to employee benefits would likely cause an increase in our labor costs. We cannot assure that we will be able to offset increased wage and benefit costs through our purchasing and hiring practices or menu price increases, particularly over the short term. As a result, increases in wages and benefits could have a material adverse effect on our business.

Our restaurants are concentrated geographically; if any one of the regions in which our restaurants are located experiences an economic downturn, adverse weather or other material change, our business results may suffer.

Our O’Charley’s restaurants are located in the Southeastern, Eastern, and Midwestern United States. Our Ninety Nine restaurants are located primarily in the Northeastern United States. As of December 28, 2008, we operated 40 of our 232 O’Charley’s restaurants in Tennessee and 62 of our 116 Ninety Nine restaurants in Massachusetts. As a result, our business and our financial or operating results may be materially adversely affected by adverse economic, weather or business conditions in these markets, as well as in other geographic regions in which we operate restaurants.

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

We historically operated a commissary in Nashville, Tennessee through which we manufactured, purchased, and distributed a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants. We currently operate a distribution facility in Bellingham, Massachusetts, through which we distribute a portion of the food products and supplies for our Ninety Nine restaurants. During the second quarter of 2007, we completed the sale of our commissary facility in Nashville, Tennessee and the outsourcing of various food processing and distribution activities performed at our commissary and distribution facilities in Nashville, Tennessee and Woburn, Massachusetts.

Following the sale of our commissary, we outsourced the manufacture of certain food products and our signature yeast rolls, as well as the distribution and transportation services to the O’Charley’s and Stoney River brands, to third parties. Since the transition is now complete, we are now dependant upon the performance of third-party manufacturers and distributors. Any disruptions to their operations could have a material impact on our future reported results. If the operation of our Bellingham, Massachusetts distribution center is disrupted, we may not be able to deliver food and supplies to our Ninety Nine restaurants. Any disruption in our distribution operations could adversely affect our ability to operate our Ninety Nine restaurants and would adversely affect our results of operations.

We rely heavily on technology in our business, and any interruption, failure or breach of security of that technology could negatively affect our ability to effectively operate our business.

If we experience problems with our ability to effectively manage our information systems it could disrupt our operations. Our business depends on information systems that assist us in, among other things, point-of-sale processing in our restaurants, management of our supply chain, financial reporting, various other processes and transactions and maintaining operational efficiencies. All of these processes depend upon the reliability and capacity of these information systems. These systems include software developed in-house and systems provided by external contractors and other service providers. To the extent that these external contractors or other service providers become insolvent or fail to support the software or systems, our operations could be negatively affected. If we experience a reduction in the performance, reliability, or availability of our information systems, our operations and ability to produce timely and accurate reports could be adversely affected.

Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs. In addition, a breach of security could cause delays in customer service, hinder operational efficiencies and could require a significant investment to remediate the problem. If we are unable to successfully implement, maintain, secure, or expand our systems properly, we could suffer from, among other things, operational disruptions and increases in administrative expenses.

We may incur costs or liabilities and lose revenue as the result of government regulation.

Our restaurants are subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food (such as regulations regarding labeling, allergens content, trans fat content and other menu information regarding nutrition), the sale of alcoholic beverages, zoning and building codes and other health, sanitation and safety matters. All of these regulations impact not only our current restaurant operations but also our ability to open new restaurants. We will be required to comply with applicable state and local regulations in any new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce operations at an existing location, either of which could materially and adversely affect our growth and results of operations. In addition, our Bellingham, Massachusetts distribution center is licensed and subject to regulation by state and local agencies. Our failure to obtain or retain federal, state or local licenses for our Bellingham, Massachusetts distribution center or to comply with applicable regulations could adversely affect its operations and disrupt delivery of food and other products to our restaurants.

The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages or tip credits, labor or collective bargaining laws, workers’ compensation insurance rates, unemployment tax rates, sales taxes, corporate income tax or other laws and regulations, such as the federal Americans with Disabilities Act and the Family Medical Leave Act. If any of the above costs increase, we cannot assure that we will be able to offset the increase by increasing our menu prices or by other means, which would adversely affect our results of operations.

We may incur costs or liabilities as a result of litigation and publicity concerning food quality, health and other issues that can also cause guests to avoid our restaurants.

We are subject to complaints or litigation from time to time from guests alleging illness, injury or other food quality or health concerns. Litigation or adverse publicity resulting from these allegations may materially adversely affect our business, regardless of whether the allegations are valid or whether we are liable. We are subject to litigation under “dram shop’’ laws that allow a person to sue us based on any injury or death caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. While we maintain insurance for lawsuits under a dram shop law or alleging illness or injury from food, we have significant deductibles under such insurance and any such litigation may result in a verdict in excess of our liability insurance policy limits, which could result in substantial liability for us and could have a material adverse effect on our results of operations.

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

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission regulations and NASDAQ Stock Market rules, has required an increased amount of our management’s attention and greater utilization of external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, including any standards or regulations approved under the current government administration. This investment has resulted, and we expect will continue to result, in increased general and administrative expenses. It also takes management’s time and attention away from revenue-generating activities to compliance activities.

We are dependent upon our senior management team to execute our business strategy.

Our operations and our ability to execute our business strategy are highly dependent on the efforts of our senior management team. Many of the members of our senior management team do not have long tenures with us.

Although the members of our senior management team have employment agreements with us, these agreements may not provide sufficient incentives for these officers to continue employment with us. The loss of one or more of the members of our senior management team could adversely affect our business. We do not maintain key man insurance on any of the members of our senior management team.

In February 2009, our Chief Executive Officer (“CEO”) and President retired after serving 25 years with us. In the interim, our Board of Directors has appointed our Chief Financial Officer to serve as Interim President and CEO until a qualified replacement is found. We have retained a recruiting firm and are currently conducting a nationwide search for a new CEO. The departure of our CEO and President could have a disruptive effect on our ability to attract and retain qualified team members and execute our strategic plan. Though we intend to hire a qualified candidate for CEO in the near term, no assurance can be given that we will be able to attract and retain a suitable CEO. An extended period of time without a permanent CEO could materially and adversely affect our business, financial conditions or results of operations. Furthermore, in recruiting a new CEO we will incur recruiting, relocation, training and possibly experience operational inefficiencies. In the event we are unable to effect a smooth transition from our Interim President and CEO to a new CEO, or if a new CEO should unexpectedly prove to be unsuitable for our Company, the resulting disruption could negatively impact our operations and impede our ability to execute our strategic plan.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 28, 2008, we operated 232 O’Charley’s restaurants, 116 Ninety Nine restaurants and 11 Stoney River Legendary Steak restaurants. As of that date, we owned the land and buildings at 97 of our O’Charley’s restaurants, leased the land and buildings at 43 of our O’Charley’s restaurants and leased the land only at 92 of our O’Charley’s restaurants. We lease the land and buildings at 84 of our Ninety Nine restaurants and lease the land at only 32 of our Ninety Nine restaurants. We own the land and buildings at four of our Stoney River restaurants and lease the land only at five of our Stoney River restaurants and lease the land and buildings at two of our Stoney River Restaurants. See “Item 1-Business-Restaurant Locations” above. Restaurant lease expirations range from 2009 to 2029, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of our restaurant leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, our restaurant leases are triple net leases, which require us to pay the cost of insurance, utilities, and taxes.

We own our corporate office that is located in Nashville, Tennessee with approximately 96,000 square feet. We lease administrative offices of approximately 30,000 square feet in Woburn, Massachusetts. We also lease a distribution facility with approximately 79,000 square feet of space in Bellingham, Massachusetts for our Ninety Nine concept. We also lease approximately 16,000 square feet of office space in Brentwood, Tennessee which is used for our Financial Services Center.

Item 3.	Legal Proceedings.

On November 5, 2007, we filed suit in Davidson County, Tennessee, against Richard Arras, Steven Pahl and Wi-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to Wi-Tenn Restaurants, LLC, a joint venture owned 50% by us and 50% by the Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin, against us and seven of our current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment, stemming from Defendants’ ownership in Wi-Tenn Restaurants, LLC (the “Wisconsin Action”). We filed a motion to dismiss Defendants’ complaint in the Wisconsin Action and this motion was granted on August 12, 2008, resulting in dismissal of the Wisconsin Action. On February 15, 2008, Defendants filed a counterclaim in the Tennessee Action against us and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). The Tennessee Counterclaim was amended and asserts ten causes of action including the claims asserted in the Wisconsin Action, claims under the Tennessee Securities Act and Delaware Securities Act, claims under the Tennessee Consumer Protection Act, and claims for tortuous interference, breach of fiduciary duty and breach of contract. The Tennessee Counterclaim alleges damages in excess of $75,000. On August 6, 2008, the Court in the Tennessee Action dismissed Defendants’ Counterclaims concerning the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, Tennessee Securities Act and Delaware Securities Act with prejudice and required Defendants to re-plead their claims under the Tennessee Consumer Protection Act and their claims for fraud, misrepresentation, tortuous interference and breach of contract. The Court subsequently dismissed Defendants’ counterclaim for breach of contract. We have amended our complaint to include claims against Sun Capital Partners, Inc., Boston Market Corporation and Market Dining Holding, LLC, for interference in our contractual business relationships with Defendants. We deny all liability and intend to vigorously contest the allegations contained in the Tennessee Counterclaim and to vigorously prosecute the Tennessee Action against the Defendants and Sun Capital Partners, Boston Market and Market Dining Holding. During the fourth fiscal quarter, we recorded an impairment charge of $2.6 million on the one Wi-Tenn restaurant located in Grand Chute, Wisconsin. The Tennessee Action is set for trial on December 7, 2009.

On October 30, 2008, a jury in the matter of Laurie Clifford v. David Kvinlaug, Geno Barone, O’Charley’s, Inc. and 99 Restaurants of Boston, LLC, Essex (Massachusetts) Superior Court, Civil Action No. 2004-00041, rendered a verdict in favor of the plaintiff awarding damages in the amount of approximately $3.2 million plus prejudgment interest of approximately $1.9 million as of the date of the verdict. The plaintiff in this matter alleged claims relating to injury caused by an intoxicated person who was served alcoholic beverages at one of our Ninety Nine Restaurants. The judgment is not yet final and is subject to post-trial motions and appeal. We maintain insurance to cover these types of claims, subject to a self-insured retention of $500,000. Based on the information currently available, and acknowledging the uncertainty of litigation, our December 28, 2008 consolidated balance sheet reflects the amount awarded, plus pre-judgment interest, estimated post-judgment interest, and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Liabilities” and “Other Assets,” respectively. Our primary insurance carrier has asserted a reservation of rights, claiming that it did not receive timely notice of this matter from our third party claims administrator in accordance with the terms of the policy. We intend to appeal the judgment once finalized in the event we are not successful in invalidating the judgment through our post-trial motions and believe that we have valid coverage under our insurance policies for amounts in excess of our self-insured retention. There can be no assurance, however, that we will be successful in our post-trial motions or appeal of the judgment or, in the event we are not successful, that we will prevail in any dispute with our insurance carrier regarding the validity of our coverage, which could have a material adverse impact on our consolidated financial position and results of operations.

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

No matters were submitted to a vote of shareholders during the fourth quarter ended December 28, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “CHUX.” As of March 2, 2009, there were 2,794 shareholders of record of our common stock. In May 2007, our Board of Directors approved the initiation of a quarterly cash dividend of $0.06 per share which was paid in June, September and December of 2007 and March, June and September of 2008. Total cash dividends of $3.9 million were paid in 2008.

On October 20, 2008, we announced that we had discontinued the quarterly dividend. Pursuant to our credit facility and the bond indenture, the “basket” available to pay dividends and repurchase shares is equal to $62.5 million plus 50% of cumulative net earnings since the beginning of fiscal 2006. Since the beginning of fiscal 2006, we have paid dividends of $8.1 million and made share repurchases of $54.8 million. Our cumulative net loss since the beginning of fiscal 2006 is $106.4 million. Based upon our cumulative net loss since the beginning of fiscal 2006, we cannot pay dividends on nor repurchase shares of our stock. The following table shows quarterly high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal 2008
First Quarter	$15.36	$9.88
Second Quarter	12.34	9.63
Third Quarter	12.84	8.02
Fourth Quarter	8.27	1.19

Fiscal 2007
First Quarter	$22.61	$18.73
Second Quarter	23.45	19.14
Third Quarter	20.49	14.41
Fourth Quarter	16.38	13.17

Graph Data Points	12/28/03	12/26/04	12/25/05	12/31/06	12/30/07	12/28/08

O’Charley’s Inc.	$ 100.00	$ 110.96	$ 90.32	$ 123.36	$ 87.52	$ 12.21
NASDAQ Composite	$ 100.00	$ 110.08	$ 112.88	$ 126.51	$ 138.13	$ 80.47
S&P Restaurants	$ 100.00	$ 142.44	$ 151.54	$ 192.67	$ 212.61	$ 201.16

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during fiscal 2008 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b5-1 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Increase in Share Repurchase Authorization (3)	Maximum Number of Shares or Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
12/31/07-1/27/08	—	—	—	—	$20,000,000
1/28/08-2/24/08	498,769	$12.01	498,769	$20,000,000	$34,009,603
2/25/08-3/23/08	1,027,231	11.47	1,027,231	—	$22,225,320
3/24/08-4/20/08	—	—	—	—	$22,225,320
4/21/08-5/18/08	—	—	—	—	$22,225,320
5/19/08-6/15/08	194,147	$10.99	194,147	—	$20,090,965
6/16/08-7/13/08	464,633	$10.47	464,633	—	$15,225,330
Total for the Year	2,184,780	$11.34	2,184,780	$20,000,000	$15,225,330

(1) All share repurchases were made in open-market transactions pursuant to the publicly announced repurchase plan.
(2) Average price paid per share is calculated on a trade date basis and includes commissions and fees.

(3) As of December 30, 2007, our prior fiscal year end, we had $20 million remaining authorization from previous board repurchase approvals. On February 7, 2008, our Board of Directors approved an increase of $20 million to our share repurchase authorization.

On February 7, 2008, we announced that our Board of Directors approved a $20 million increase in our share repurchase authorization, giving us $40 million in available repurchase authorization at that time. During 2007, the Board of Directors approved a $50 million repurchase authorization under which we had repurchased $30 million of our common stock by the end of fiscal 2007. During the third and fourth quarters of 2008, we did not repurchase any shares. For the fiscal year 2008, we repurchased 2.2 million shares for $24.8 million. The remaining balance that may be repurchased under the current repurchase authorization is $15.2 million. The share repurchase authorization does not have an expiration date.

Pursuant to our credit facility and our bond indenture, the “basket” available to pay dividends and repurchase shares is equal to $62.5 million plus 50% of cumulative net earnings beginning with fiscal 2006. Since the beginning of fiscal 2006, we have paid dividends of $8.1 million and made share repurchases of $54.8 million. Our cumulative net loss since the beginning of fiscal 2006 is $106.4 million. Based upon our cumulative net loss since the beginning of fiscal 2006, we are currently precluded under our debt covenants from repurchasing any more shares of our stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of each of the fiscal years in the five-year period ended December 28, 2008, were derived from the consolidated financial statements of O’Charley’s Inc. and subsidiaries. The selected data should be read in conjunction with the consolidated financial statements as of December 28, 2008 and December 30, 2007 and for each of the fiscal years in the three-year period ended December 28, 2008, and the related notes thereto appearing in this Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

When you read this financial data, it is important that you also read the consolidated financial statements and related notes included in this Form 10-K, as well as the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.

	Fiscal Years
	2008	2007	2006	2005	2004

	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Restaurant sales	$ 930,317	$969,497	$978,751	$921,329	$864,259
Commissary sales	—	7,783	10,345	8,498	7,035
Franchise and other revenue	843	472	428	361	92
	931,160	977,752	989,524	930,188	871,386
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	276,005	284,099	291,759	277,391	260,846
Payroll and benefits	325,996	331,644	328,809	318,513	291,098
Restaurant operating costs	187,966	184,791	185,938	172,417	157,732
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	789,967	800,534	806,506	768,321	709,676

Cost of commissary sales	—	7,700	9,065	7,716	6,646
Advertising and marketing expenses	34,257	32,537	27,917	25,470	25,656
General and administrative expenses	44,292	48,670	52,211	42,074	38,401
Depreciation and amortization, property and equipment	50,776	50,882	46,614	43,806	39,798
Impairment, disposal and restructuring charges, net (1)	16,989	16,537	2,098	7,335	16
Goodwill impairment (2)	93,656	—	—	—	—
Pre-opening costs	3,921	3,065	4,628	6,271	5,908
	1,033,858	959,925	949,039	900,993	826,101
(Loss) income from Operations	(102,698)	17,827	40,485	29,195	45,285
Other Expense (Income):
Interest expense, net	14,966	12,329	14,401	15,123	12,604
Other, net	10	(10)	(6)	42	—
	14,976	12,319	14,395	15,165	12,604
(Loss) Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(117,674)	5,508	26,090	14,030	32,681
Income Tax expense (benefit) (3)	14,823	(1,724)	7,200	2,001	9,362
(Loss) Earnings Before Cumulative Effect of Change in Accounting Principle	(132,497)	7,232	18,890	12,029	23,319
Cumulative Effect of Change in Accounting Principle, net of tax (4)	—	—	—	(151)	—
Net (Loss) Earnings	$(132,497)	$ 7,232	$ 18,890	$ 11,878	$ 23,319
Basic (Loss) Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$ (6.34)	$ 0.31	$ 0.81	$ 0.53	$ 1.05
Cumulative effect of Change in Accounting Principle, net of tax (4)	—	—	—	(0.01)	—
Basic (Loss) Earnings Per Common Share	$ (6.34)	$ 0.31	$ 0.81	$ 0.52	$ 1.05
Diluted (Loss) Earnings Per Common Share Before Cumulative Effect of Change in Accounting Principle	$ (6.34)	$ 0.31	$ 0.80	$ 0.52	$ 1.03
Cumulative Effect of Change in Accounting Principle, net of tax (4)	—	—	—	(0.01)	—
Diluted (Loss) Earnings Per Common Share	$ (6.34)	$ 0.31	$ 0.80	$ 0.51	$ 1.03
Balance Sheet Data (at end of period):
Working capital deficit	$(31,883)	$(21,145)	$(25,814)	$(22,270)	$(30,986)
Total assets	520,262	648,983	688,638	687,610	658,177
Current portion of long-term debt and capitalized lease obligations	6,640	8,597	9,812	10,975	12,670
Long-term debt and capitalized lease obligations, including current portion	163,068	145,235	154,357	185,683	191,805
Total shareholders’ equity	211,010	365,526	380,826	349,588	330,740
Cash dividends per share	$ 0.18	$ 0.18	$ —	$ —	$ —

_________

(1)

During 2008 we recorded impairment charges on seven O’Charley’s restaurants, ten Ninety Nine restaurants, two Stoney River restaurants, all of which will remain open, our remaining airplane, and on certain previously impaired restaurants. As a result, we recorded a non-cash impairment charge of $17.4 million. The current economic environment, reduced consumer spending, and current negative economic outlook have reduced demand and expected future cash flow for our products, therefore, reducing the fair value of these restaurants, as well as the airplane, below their carrying value. The excess carrying value of the restaurants and airplane was recorded as an impairment charge on our statement of operations. This impairment charge was partially offset by net gains on the disposal of assets of $0.4 million. During 2007 we recorded charges of $10.2 million in connection with changes in our supply chain, which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment, charges taken for employee severance and retention, and to a lesser extent, legal and transition costs. We also recorded impairment and disposal costs of $6.3 million relating to restaurant impairments and other asset retirements during 2007. Included in the $6.3 million charge is the impairments related to three underperforming O’Charley’s restaurants, one of which was closed, and the impairment of one Stoney River restaurant and two Ninety Nine restaurants that have remained open. During 2006, we took an impairment charge on three planned O’Charley’s restaurant closures, one O’Charley’s restaurant and two Ninety Nine restaurants that are impaired but have remained open, an impairment of purchased software, and assets related to the Company’s re-branding efforts. As a result, we recorded a non-cash impairment charge of $4.5 million to reflect the difference between the fair value and net book value of the underlying assets. This impairment charge was partially offset by net gains on the disposal of assets of $2.4 million. During 2005, we took an impairment charge on two O’Charley’s restaurants that remain open and decided to close six O’Charley’s restaurants and sell a company aircraft. As a result, we recorded a non-cash impairment charge of 7.2 million to reflect the difference between the fair value and net book value of the underlying assets. This impairment charge was in addition to losses of $0.1 million taken on the disposal of assets during 2005.

(2)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No.
142”), in 2008 we recorded goodwill impairment charges of $93.1 million related to Ninety Nine restaurants and $0.6 million related to
Stoney River restaurants, resulting in the write off of all of the goodwill on our balance sheet.

(3)	For the fiscal year 2008, the income tax provision included a charge of $61.6 million to establish a valuation reserve for substantially all of our deferred tax assets.

(4)

In 2005, we incurred an after-tax charge of $0.2 million, or $0.01 per basic and diluted share, which was recorded as a cumulative effect of a change in accounting principle for 2005 associated with the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of Statement of Financial Accounting Standards No. 143.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of December 28, 2008, we operated 232 O’Charley’s company-owned restaurants in 16 states in the East, Southeast and Midwest, 116 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic, and 11 Stoney River restaurants in seven states in the East, Southeast and Midwest. As of December 28, 2008, we had nine franchised O’Charley’s restaurants including four in Michigan, two in Ohio, and one in each of Pennsylvania, Iowa and Tennessee. As of December 28, 2008, we had two joint venture O’Charley’s restaurants in Louisiana and one joint venture O’Charley’s restaurant in Wisconsin, in all of which we have an ownership interest.

Our strategic plan focuses on the following key elements:

Strengthening the organization with a new core of talent and building a winning team. We have assembled a core of executive talent over the past few years with key additions throughout our support, supply chain and operations areas. We believe that we have in place a management team that will be able to execute successfully our turnaround and transformation efforts, and guide the Company through this difficult economic environment. We believe that the success of our Company depends on demonstrating “A Passion to Serve”SM with every guest, at every restaurant, every day.

Our Chief Executive Officer and Chairman of the Board retired February 12, 2009 after serving 25 years with us. He will continue to serve as a director until the expiration of his term at our 2009 Annual Shareholder’s Meeting but will not stand for re-election to the Board at the 2009 Annual Meeting. Our Chief Financial Officer is serving as Interim President and CEO until a replacement is found. We have engaged an executive search firm to assist in our search for a new CEO.

Improving box economics through the execution of product and labor cost management and increasing same store sales through our re-branding initiatives, new product offerings, new marketing, and a more analytical approach to menu pricing. Box economics is the relationship between the investment in our restaurants and the sales and related operating margin that those investments should produce. Our product development teams at all three concepts continue to deliver great tasting menu offerings. While same-store sales and guest counts decreased at all of our concepts, average check increased during 2008 by 2.7 percent at our O’Charley’s restaurants, 2.4 percent at our Ninety Nine restaurants and 6.3 percent at our Stoney River restaurants. We increased our advertising spending as a percent of sales in 2008 in order to improve consumer awareness of our brands. As part of the re-branding initiative, we have trained and implemented new service standards, and introduced new kitchen technology and menu engineering. While we believe our re-branding programs have improved our guests’ perceptions of our brands, in light of the current economic conditions and the impact on consumer spending, and to maintain financial flexibility, we do not plan to re-brand any additional restaurants in 2009. Through the end of fiscal 2008, we have completed a total of 62 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants and 62 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants.

During 2008, we opened four new company-operated O’Charley’s restaurants that featured the concept’s new prototype design and two Ninety Nine restaurants featuring the new prototype design. One of our franchisees also opened one O’Charley’s restaurant featuring the concept’s new prototype design.

Achieving high guest satisfaction and intent to return by instilling “A Passion to Serve”SM. In 2005, we adopted a vision statement: ‘A Passion to Serve’ SM. This statement describes our commitment to our guests, each other, our stakeholders and our communities. Our vision is to be the best of class in food and service in our segments of the restaurant industry. We are holding ourselves to higher standards as measured by our Guest Satisfaction Index or “GSI” as we believe that the best marketing takes place within the four walls of our restaurants. Many of our initiatives are designed to improve the guest experience. Our senior management teams at Ninety Nine and O’Charley’s have implemented a combination of in-store and market focus groups designed to solicit feedback about how we can continue to improve our delivery of great food and service. We believe that increases in check average and guest counts require sustainable improvement in the guest experience. ‘Project RevO’lution’ and ‘Dressed to the Nines’ are key elements in our effort to achieve higher guest satisfaction. While recent economic conditions have had a negative impact on our financial performance, we believe that we are taking the appropriate steps to generate profitable and sustainable growth while enhancing shareholder value.

Fiscal years end on the last Sunday of the calendar year. Fiscal years 2008 and 2007 each consisted of 52 weeks while fiscal 2006 consisted of 53 weeks. We have one reportable segment.

Following is an explanation of certain items in our consolidated statements of operations:

Revenues consist primarily of company-operated and joint venture restaurant sales and, to a lesser extent, royalty and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Franchise revenue and other revenue consists of development fees, royalties on sales by franchised units and royalties on sales of branded food items, particularly salad dressings. Our development fees for franchisees in which we do not have an ownership interest are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales. A percentage of gift card redemptions, based on actual experience, are recognized as income for gift cards sold that will not be redeemed.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood which accounted for approximately 27 percent, 11 percent and 8 percent, respectively, of our overall cost of food and beverage in 2008. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

Payroll and Benefits include payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries, bonuses, share-based compensation, 401(k) compensation match, hourly wages for restaurant level team members, payroll taxes, workers’ compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have various incentive plans that compensate restaurant management for achieving certain restaurant level financial targets and performance goals.

Restaurant Operating Costs include occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization. In addition to occupancy costs, supplies, straight-line rent, supervisory salaries, bonuses, share-based compensation, 401(k) and deferred compensation match for multi-unit operational employees, and related expenses, management training salaries, general liability and property insurance, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category.

Advertising and Marketing Expenses include all advertising and marketing-related expenses for the various programs that we utilize to promote traffic and brand recognition for our three restaurant concepts. This category also includes the administrative costs of our marketing departments.

General and Administrative Expenses include the costs of restaurant support center administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, share-based compensation, 401(k) and deferred compensation match for support employees, benefits, and related expenses, data processing, legal and accounting expenses, changes in the liabilities associated with our non-qualified deferred compensation plan, and office expenses account for the major expenses in this category. This category also includes all recruiting, relocation and most severance-related expenses. Severance costs associated with the 2007 supply chain restructuring are included in the “Impairment, Disposal and Restructuring Charges, net” line.

Depreciation and Amortization, Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter. Based on the size of the investment that we make, the economic penalty incurred by discontinuing use of the leased facility, our historical experience with respect to the length of time a restaurant operates at a specific location, and leases that typically have multiple five-year renewal options that are exercised entirely at our discretion, we have concluded that one five-year renewal option is reasonably assured. It also includes accelerated depreciation expenses taken on assets to be disposed of during our ‘Project RevO’lution’ and‘Dressed to the Nines’ re-branding activities.

Impairment, Disposal and Restructuring Charges, net includes asset impairments, asset disposals, gains and losses incurred upon the sale of assets, and to a lesser extent, various costs associated with restructuring our supply chain. Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. Impairment charges for assets that are held for sale represents the difference between their current book value and the estimated net sales proceeds. Disposal charges include the costs incurred to prepare the asset or assets for sale, including repair and maintenance; clean up costs; broker commissions; and independent appraisals. Gains and/or losses associated with the sale of assets are also included in this category.

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

Goodwill Impairment represents the impairment associated with goodwill as events and circumstances result in a carrying value in excess of fair value. The determination of a goodwill impairment, in accordance with SFAS No. 142, consists of a two-step process. The first step consists of comparing each reporting unit’s fair value to its carrying value. If the carrying value exceeds the fair value, the goodwill is considered to be potentially impaired. If a potential impairment exists, a second step is performed to measure the amount of the impairment.

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

Interest Expense, net represents the sum of the following: interest on our credit facility; interest on our 9 percent Senior Subordinated Notes due 2013 (the “Notes”); impact of the interest rate swaps on the $78.0 million notional amount of the Notes; amortization of prepaid interest and finance charges; changes in the value of the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; interest on capital lease obligations; fees for certain unused credit facilities; and interest income from our investments in overnight repurchase agreements.

Income Tax (Benefit) Expense represents the provision for income taxes, as well as the impact of permanent tax differences on our income tax provision. For the fiscal year 2008, the income tax provision included a charge of $61.6 million to establish a valuation reserve for substantially all of our deferred tax assets.

Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects our operating results for fiscal years 2008, 2007, and 2006 as a percentage of total revenues unless otherwise indicated. Fiscal years 2008 and 2007 were comprised of 52 weeks while fiscal year 2006 was comprised of 53 weeks.

	2008	2007	2006

Revenues:
Restaurant sales	99.9%	99.2%	98.9%
Commissary sales	0.0	0.8	1.1
Franchise and other revenue	0.1	0.0	0.0
	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.7%	29.3%	29.8%
Payroll and benefits	35.0	34.2	33.6
Restaurant operating costs	20.2	19.1	19.0
Cost of restaurant sales (2)	84.9	82.6	82.4

Cost of commissary sales (3)	0.0	0.8	0.9
Advertising and marketing expenses	3.7	3.3	2.8
General and administrative expenses	4.8	5.0	5.3
Depreciation and amortization, property and equipment	5.5	5.2	4.7
Impairment, disposal, and restructuring charges, net	1.8	1.7	0.2
Goodwill impairment	10.1	—	—
Pre-opening costs	0.4	0.3	0.5
(Loss) Income from Operations	(11.0)	1.8	4.1
Other Expense (Income):
Interest expense, net	1.6	1.3	1.5
(Loss) Earnings Before Income Taxes	(12.6)	0.6	2.6
Income Tax Expense (Benefit)	1.6	(0.2)	0.7
Net (Loss) Earnings	(14.2)%	0.7%	1.9%

(1)	Shown as a percentage of restaurant sales.

(2)	Exclusive of depreciation and amortization shown separately.

(3)	Cost of commissary sales as a percentage of commissary sales was 98.8 percent and 87.6 percent for fiscal years 2007 and 2006, respectively.

The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects the margin performance of each of our concepts for fiscal years 2008, 2007, and 2006 as a percentage of restaurant sales for each respective concept. Fiscal years 2008 and 2007 were comprised of 52 weeks while fiscal year 2006 was comprised of 53 weeks.

	2008	2007	2006
	($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales:	$ 593.9	$ 618.2	$ 633.4

Cost and expenses (2)
Cost of food and beverage	29.4%	29.1%	29.8%
Payroll and benefits	34.9%	34.1%	33.3%
Restaurant operating costs (3)	19.5%	18.6%	18.7%
Costs of restaurant sales (4)	83.8%	81.8%	81.8%

Ninety Nine Concept:
Restaurant Sales:	$ 299.5	$ 311.3	$ 311.9

Cost and expenses (2)
Cost of food and beverage	29.1%	28.7%	29.0%
Payroll and benefits	36.1%	35.4%	35.0%
Restaurant operating costs (3)	21.8%	20.1%	19.7%
Costs of restaurant sales (4)	87.0%	84.2%	83.7%

Stoney River Concept:
Restaurant Sales:	$ 37.0	$ 40.0	$ 33.5

Cost and expenses (2)
Cost of food and beverage	37.9%	37.5%	38.6%
Payroll and benefits	28.7%	27.4%	26.8%
Restaurant operating costs (3)	18.6%	17.0%	18.4%
Costs of restaurant sales (4)	85.2%	81.9%	83.8%

(1) Includes revenue from O’Charley’s joint venture operations of $7.8 million, $8.9 million and $7.1 million for fiscal years ended 2008, 2007 and 2006, respectively, and associated costs and expenses, but excludes revenue from franchised restaurants.

(2) Shown as a percentage of restaurant sales.
(3) Includes rent, where 100 percent of the Ninety Nine restaurant locations are leased as compared to 58 percent for O’Charley’s and 64 percent for Stoney River.
(4) Exclusive of depreciation and amortization.

The following tables set forth certain unaudited financial and other restaurant data relating to company-owned restaurants, unless otherwise specified:

	2008	2007	2006
Number of Restaurants:
O’Charley’s Restaurants: (1)
In operation, beginning of year	229	227	225
Restaurants opened	4	5	3
Restaurants closed	(1)	(3)	(1)
In operation, end of year	232	229	227
Ninety Nine Restaurants:
In operation, beginning of year	115	114	109
Restaurants opened	2	2	5
Restaurants closed	(1)	(1)	—
In operation, end of year	116	115	114
Stoney River Restaurants:
In operation, beginning of year	10	10	7
Restaurants opened	1	—	3
In operation, end of year	11	10	10
Franchise / Joint Venture Restaurants (O’Charley’s):
In operation, beginning of year	11	10	6
Restaurants opened	1	3	4
Restaurants closed	—	(2)	—
In operation, end of year	12	11	10
Average Weekly Sales per Store:
O’Charley’s	$ 49,101	$ 51,144	$ 52,362
Ninety Nine	49,922	52,629	52,722
Stoney River	70,018	76,883	78,008
Increase (Decrease) in Same Store Sales (2):
O’Charley’s	(4.1)%	(2.3)%	(0.8)%
Ninety Nine	(5.2)%	0.9%	0.7%
Stoney River	(9.1)%	(1.3)%	4.0%
Decrease in Same Store Guest Visits (2):
O’Charley’s	(6.6)%	(6.8)%	(5.0)%
Ninety Nine	(7.4)%	(2.9)%	(2.2)%
Stoney River	(14.5)%	(8.0)%	(0.3)%
Increase in Same Store Average Check per Guest (2):
O’Charley’s	2.7%	4.8%	4.4%
Ninety Nine	2.4%	3.9%	3.0%
Stoney River	6.3%	7.2%	4.4%
Average Check per Guest (3):
O’Charley’s	$ 12.99	$ 12.65	$ 12.04
Ninety Nine	14.97	14.64	14.08
Stoney River	47.72	44.62	41.72

(1)	“O’Charley’s Restaurants” refers to O’Charley’s company-operated restaurants only.

(2)	When computing same store sales, guest visits and average check per guest, restaurants open for at least 78 weeks are compared from period to period for Company-operated restaurants.

(3)	The average check per guest is computed using all restaurants open at the end of the year.

Fiscal Year 2008 Compared with Fiscal Year 2007

Overview

The comparison between our financial results in 2008 and our financial results in 2007 was impacted by a number of developments in such years. Goodwill impairment charges of $93.7 million, charges of $61.6 million to establish a valuation allowance against our deferred tax assets, and severance charges from organizational changes in our support centers of $4.0 million reduced our income from operations in 2008. Impairment, severance, and transition charges relating to the sale of the commissary and other supply chain changes reduced our income from operations in 2007 by $10.2 million. Severance, recruiting and relocation charges relating to our organizational changes reduced income from operations in 2007 by $2.6 million.

The comparison between our financial results in 2008 and our financial results in 2007 was also impacted by restaurant impairment charges in both years. During 2008 we recorded impairment charges for 19 restaurants that will remain open. These asset impairment charges reduced income from operations in 2008 by $17.0 million, net of gains on related asset sales. In comparison, during 2007 we recorded impairment charges for one restaurant that we closed and for five restaurants that have remained open. These asset impairment charges, net of gains on related asset sales, reduced income from operations in 2007 by $6.3 million. All of these restaurant impairment charges, as well as impairment charges connected with changes in our supply chain, are reflected in impairment, disposal, and restructuring charges, net.

Revenues

2008 saw a continued slow down in the U.S. economy as consumers continued to react to declining home prices, rising unemployment, increased prices for energy and food, and turbulence in the financial markets. These trends had a negative impact on our sales and guest counts in 2008. During 2008, total revenues decreased $46.6 million, or 4.8 percent, to $931.2 million from $977.8 million in 2007. In 2008, we increased average check at all of our concepts, which was more than offset by a decrease in guest visits at all of our concepts. The increase in average check was attributable to increases in menu prices and changes in product mix. We believe that the decrease in guest counts was due primarily to weak consumer demand caused by the current economic environment. We had a net addition of five company-owned restaurants in 2008.

O’Charley’s company-operated restaurant sales decreased $23.2 million, or 3.8 percent, to $586.1 million during 2008, as compared to $609.3 million in 2007. During 2008, same store sales for O’Charley’s company-operated restaurants declined 4.1 percent, which was comprised of a decrease in guest counts of 6.6 percent, partially offset by an increase in average check of 2.7 percent. During 2008, we added four new company-operated O’Charley’s restaurants and closed one company-operated O’Charley’s restaurant.

Ninety Nine restaurant sales decreased $11.8 million, or 3.8 percent, to $299.5 million during 2008, as compared to $311.3 million in 2007. During 2008, same store sales declined 5.2 percent, which was comprised of a decrease in guest counts of 7.4 percent, partially offset by an increase in average check of 2.4 percent. During 2008, we added two new restaurants and closed one Ninety Nine restaurant.

Stoney River restaurant sales decreased $3.0 million, or 7.5 percent, to $37.0 million during 2008, as compared to $40.0 million in 2007. During 2008, Stoney River experienced a same store sales decrease of 9.1 percent, which was comprised of a decrease in guest counts of 14.5 percent, partially offset by an increase in average check of 6.3 percent. During 2008, we added one new Stoney River restaurant.

Cost of Food and Beverage

During 2008, our cost of food and beverage was $276.0 million, or 29.7 percent of restaurant sales, compared with $284.1 million, or 29.3 percent of restaurant sales, in 2007. This 40 basis point increase in food and beverage cost as a percentage of sales in 2008 reflects the impact of increased discount, promotion, and coupon activity designed to drive sales, higher costs on most food commodities specifically, beef, poultry and seafood, and higher fuel-related distribution costs.

Payroll and Benefits

During 2008, payroll and benefits were $326.0 million, or 35.0 percent of restaurant sales, compared to $331.6 million, or 34.2 percent of restaurant sales in 2007. The increase in payroll and benefit costs as a percentage of restaurant sales was due to the de-leveraging impact of the reductions in guest counts, higher employee benefit costs and higher management labor expense on a reduced sales base.

Restaurant Operating Costs

During 2008, restaurant operating costs were $188.0 million, or 20.2 percent of restaurant sales, compared to $184.8 million, or 19.1 percent of restaurant sales in 2007. This 110 basis point increase, as a percentage of restaurant sales, was primarily the result of an increase in utility costs and the de-leveraging impact of reduced sales on other fixed costs, such as rent.

Advertising and Marketing Expenses

During 2008, advertising and marketing expenditures increased 5.5 percent to $34.3 million from $32.5 million in 2007 and, as a percentage of total revenues, increased to 3.7 percent from 3.3 percent in 2007. This 40 basis point increase, as a percentage of sales, was primarily attributable to our decision to increase spending at the O’Charley’s concept in an effort to drive sales in the current economic environment, as well as the de-leveraging impact of reduced sales.

General and Administrative Expenses

General and administrative expenses decreased 9.0 percent to $44.3 million in 2008 from $48.7 million in 2007, and as a percentage of total revenues, decreased to 4.8 percent from 5.0 percent in the prior-year. This net 20 basis point decrease in general and administrative expense is the result of several partly offsetting items. General and administrative expenses decreased due to changes in the value of deferred compensation from the investment performance of the participant’s self-directed accounts and effective spending controls, partly offset by increased share-based compensation expense and severance costs.

Depreciation and Amortization

Depreciation and amortization expense was $50.8 million or 5.5 percent of total revenues, as compared to $50.9 million, or 5.2 percent of total revenues, in 2007. Deprecation and amortization expense was essentially flat over the same prior year period; however, as a percentage of revenue, depreciation and amortization was higher as a result of the de-leveraging impact of reduced sales.

Impairment, disposal and restructuring charges, net

Impairment, disposal and restructuring charges, net were $17.0 million or 1.8 percent of revenue in 2008, compared to $16.5 million or 1.7 percent of revenue in 2007. In 2008 we recorded impairment charges with respect to seven O’Charley’s restaurants, ten Ninety Nine restaurants and two Stoney River restaurants, all of which will remain open, as well as our remaining airplane. The current economic environment, reduced consumer spending, and current negative economic outlook have reduced demand and expected future cash flow for our products, therefore, reducing the fair value of these restaurants, as well as the airplane, below their carrying value. The excess carrying value of the restaurants and airplane was recorded as an impairment charge on our statement of operations. In 2007 these charges included $10.2 million in connection with changes in our supply chain which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment; charges taken for employee severance and retention; and to a lesser extent, legal and transition costs. We also recorded impairment and disposal costs of $6.3 million relating to restaurant re-brandings, restaurant impairments and other asset retirements during 2007. Included in the $6.3 million charge were the impairments related to three underperforming O’Charley’s restaurants, one of which was closed, and the impairment of one Stoney River restaurant and two Ninety Nine restaurants that have remained open.

Goodwill Impairment

We test goodwill and intangible assets for potential impairment on an annual basis or when events or circumstances indicate a possible impairment, in accordance with SFAS No. 142. Due to the decrease of our enterprise market value, the current economic environment, the negative financial performance of other casual dining restaurant companies, and lower sales and higher commodity costs at the Ninety Nine restaurants, we believed the goodwill related to the 2003 acquisition of the Ninety Nine restaurants was potentially impaired. During the third quarter of 2008, we completed the first step of the impairment evaluation process and recorded an estimated goodwill impairment charge of $48.0 million related to our Ninety Nine restaurants. The estimated fair value of the Ninety Nine restaurants was based on the average of three valuation methodologies: market multiple, comparable transaction, and discounted cash flow. The results indicated an impairment as the current carrying value exceeded the estimated fair value. Based on SFAS No. 142, we were required to record goodwill impairment if the amount was probable and reasonably estimable. We obtained an updated estimate of fair value of the Ninety Nine Restaurants and completed the second step of the goodwill impairment process during the fourth quarter of 2008 and recognized an additional impairment charge of $45.1 million. The additional impairment charge in the fourth quarter of 2008 was primarily due to the continued decline in our enterprise market value and lower estimates of 2009 and 2010 projected operating results in our Ninety Nine concept. We also tested the goodwill of our Stoney River restaurants and recorded an impairment charge of $0.6 million resulting in the write off of all of the goodwill on our balance sheet

Pre-opening Costs

During 2008, our pre-opening costs increased $0.8 million to $3.9 million, or 0.4 percent of total revenues, compared with $3.1 million, or 0.3 percent of total revenues, in 2007. This increase in pre-opening costs was due primarily to an increase in the number of new store construction and re-branding initiatives. During 2008 we completed 33 ‘Project RevO’lution’ and 20 ‘Dressed to the Nines’ re-brandings. Since inception, we have completed a total of 62 ‘Project RevO’lution’ re-brandings at our O’Charley’s restaurants, and 62 ‘Dressed to the Nines’ re-brandings at our Ninety Nine restaurants. We have suspended our re-branding initiatives until economic conditions improve.

Interest Expense, net

Our net interest expense was $15.0 million in 2008, as compared to $12.3 million in 2007. This change from the prior year is primarily the result of changes in the value of deferred compensation balances, $23.8 million of borrowings under our credit facility, and fees, charges, and write-offs of previously deferred finance costs related to third and fourth amendments to our credit facility and a reduction in our borrowing capacity. At the end of 2007, we did not have any borrowings under our credit facility.

Income Taxes

For 2008 we have recorded an income tax expense of $14.8 million, compared with $1.7 million of tax benefit in the prior year. We estimate that the tax credits for 2008, which are primarily the FICA tip credits and the Work Opportunity Tax Credit (“WOTC”), will be approximately $7.5 million. Included in the tax expense of $14.8 million is a charge of $61.6 million to establish a deferred income tax valuation allowance on substantially all of our deferred tax assets. Under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”),we are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the goodwill impairment charge, we now have a three-year cumulative pre-tax loss. A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Before consideration of the valuation allowance expense, we had an income tax benefit of $45.5 million, including the tax credits.

The deferred tax valuation allowance may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. To form a conclusion that some or all of the deferred tax assets will be realized, we will need to generate a three-year cumulative pre-tax income, and we will need to evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for the portion or all of the deferred tax valuation allowance released.

Fiscal Year 2007 Compared with Fiscal Year 2006

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

O’Charley’s company-operated restaurant sales decreased $17.1 million, or 2.7 percent, to $609.3 million during 2007, as compared to $626.3 million in 2006, primarily as a result of a 53rd week in 2006, as compared to a 52 week year in 2007. During 2007, same store sales for O’Charley’s company-operated restaurants declined 2.3 percent, which was comprised of a decrease in guest counts of 6.8 percent partially offset by an increase in average check of 4.8 percent. During 2007, we added five new company-operated O’Charley’s restaurants and closed three company-operated O’Charley’s restaurants.

Ninety Nine restaurant sales decreased $0.6 million, to $311.3 million during 2007, as compared to $311.9 million in 2006. The year-over-year sales decrease was primarily related to a 53rd week in 2006, as compared to 52 weeks in 2007. This was offset by a same store sales increase of 0.9 percent and the net addition of one new restaurant during 2007. The same store sales increase in 2007 was comprised of a 3.9 percent increase in average check per guest partially offset by a decrease in guest counts of 2.9 percent.

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

Payroll and Benefits

During 2007, payroll and benefits were $331.6 million, or 34.2 percent of restaurant sales, compared to $328.8 million, or 33.6 percent of restaurant sales in 2006. The increase in payroll and benefit costs as a percentage of restaurant sales was due to higher minimum wage rates, the de-leveraging impact of the reductions in guest counts and higher employee benefit costs.

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

General and Administrative Expenses

General and administrative expenses decreased 6.7 percent to $48.7 million in 2007 from $52.2 million in 2006, and as a percentage of total revenues, decreased to 5.0 percent from 5.3 percent in the prior-year. This 30 basis point decrease in general and administrative expenses is primarily the result of decreased bonus compensation expense as no bonuses were accrued for, or paid to, the executive officers as our 2007 earnings per diluted share were below the bonus threshold level. This decrease was offset by higher costs associated with our share-based compensation plans and professional fees.

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

Impairment, disposal and restructuring charges, net

During 2007, we recorded charges of $16.5 million for impairment, disposal and restructuring charges, net which consisted of $10.2 million in connection with changes in our supply chain which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment; charges taken for employee severance and retention; and to a lesser extent, legal and transition costs. We also recorded impairment and disposal costs of $6.3 million relating to restaurant re-brandings, restaurant impairments and other asset retirements during 2007. Included in the $6.3 million charge are the impairments related to three underperforming O’Charley’s restaurants one of which was closed and the impairment of one Stoney River restaurant and two Ninety Nine restaurants that have remained open. Our results of operations for 2006 include net charges of $2.1 million for impairment, disposals and restructuring charges. This amount includes an asset impairment charge of $1.6 million related to three planned O’Charley’s restaurant closures, $1.9 million relating to one O’Charley’s restaurant and two Ninety Nine restaurants that are impaired but have remained open, and $1.0 million relating to the impairment of purchased software and assets related to the Company’s re-branding efforts. The $4.5 million charge in 2006 was offset by a net gain of $2.4 million on assets held for sale and other assets that were sold.

Pre-opening Costs

During 2007, our pre-opening costs decreased $1.5 million to $3.1 million, or 0.3 percent of total revenues, compared with $4.6 million, or 0.5 percent of total revenues, in 2006. The decrease is due to the reduction in company-owned restaurant openings in 2007, as compared to 2006.

Interest Expense, net

Our net interest costs were $12.3 million in 2007, as compared to $14.4 million in 2006. This change from the prior year is primarily the result of higher earnings on our cash and cash equivalents, as we earned higher rates of return on our overnight repurchase agreements of approximately 300 basis points.

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

Outlook

Given current conditions in the general economy and the casual dining industry, and the resulting uncertainty about future performance, we are not offering sales or earnings guidance for 2009. We expect to open one Ninety Nine Restaurant and one Stoney River in 2009. We estimate our capital expenditures to be between $15 million and $18 million for 2009. We have started to lock in pricing on many of ourcommodities for 2009, in an attempt to reduce their cost. To date, we have locked in over 70 percent of our 2009 beef requirements and approximately half of our 2009 seafood requirements. Of the beef and seafood prices we have locked in, these prices are on average at or below 2008 prices for like items. We have also locked in pricing for approximately 90 percent of our 2009 requirements for poultry and approximately 95 percent of our 2009 requirements for pork, at prices that are higher than 2008 prices for like items. Of the poultry and pork prices we have locked in, we expect to see increases in the low single digits.

Liquidity and Capital Resources

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development, re-branding capital spending and other capital expenditures, or have used or cash to fund stock repurchases or cash dividends. We do not believe this indicates a lack of liquidity. To the extent operations generate cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and reduce our debt. We opened four Company-owned O’Charley’s restaurants, two Ninety Nine restaurants and one Stoney River restaurant during 2008. As part of our focus on improving the performance of our existing restaurants, we completed 33 O’Charley’s restaurants re-brandings and 20 Ninety Nine restaurant re-brandings during 2008 and since inception have completed 62 O’Charley’s restaurant re-brandings and 62 Ninety Nine restaurant re-brandings as of December 28, 2008. During the third quarter of 2008, we ceased our re-branding initiatives in light of the current economic conditions, the impact on consumer spending, and to maintain financial flexibility. We do not plan to re-brand any additional restaurants in 2009.

We believe that our various sources of capital, including cash flow from operating activities, availability under our credit facility, and the ability to acquire additional financing, are adequate to finance operations as well as to fund the repayment of current debt obligations. Over the past several months, we have been paying down the balances on our revolving credit facility and our capital lease obligations. At the end of the third quarter of 2008, the balances on our revolving credit facility and capital lease obligations were $36.7 million and $11.7 million, respectively. As of the end of 2008, the balances on our revolving credit facility and capital lease obligations were $23.8 million and $9.7 million, respectively. We currently believe this is a trend that will continue, given the fact that we have reduced our plans for capital expenditures from the $47.4 million spent in 2008 to approximately $15 million to $18 million in 2009. We have made this decision with the understanding that our cash provided by operating activities could be lower in 2009 than they were in 2008. Our credit facility has participation from nine regional and national bank organizations, all of which have been impacted to some extent by the current economic environment and credit crisis. As of the end of 2008, we had $53.6 million of remaining borrowing capacity under our credit facility. Of this amount two banks each have made commitments for 16% of the capacity, three banks each have made commitments for 12% of the capacity and four banks each have made commitments for 8% of the capacity. Based upon our conversations with these banks and our current lack of dependence upon our credit facility to substantially fund our operations, we believe that in the event of a disruption or cessation of operations by one or more participants in our credit facility rendering them unable to fund any short term financing that we may have, given the remaining capacity available to us under the credit facility in such event, that we would be able to continue meeting our current obligations and funding our operating activities through internally generated cash or through other financing means available to us.

Net cash provided by operating activities decreased in 2008 from 2007 by approximately 17 percent, or $11.1 million, from $64.9 million to $53.8 million. After considering changes in non-cash items such as goodwill, restaurant and other impairments and a reduction in our deferred tax asset, resulting from the valuation allowances prescribed by SFAS No. 109, our cash provided through net earnings decreased by $10.7 million. There were several off-setting changes in working capital resulting in the additional $0.4 million net reduction in cash provided by operating activities. Material factors contributing to this decrease include: an additional $5.4 million of inventory at December 28, 2008, as we exercised favorable commodity buying opportunities, increased construction related inventory associated with our re-branding project which can be re-deployed to future projects and greater on-hand inventory at the restaurants; an additional $0.7 million of prepaid technology maintenance contracts and advertising; and other items of $0.8 million, net. This was partly offset by a $6.5 million increase related to recorded credit balances with certain financial institutions.

On October 18, 2006, we entered into a Second Amended and Reinstated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement contains customary restrictive covenants, including limitations on dividends, repurchases of capital stock, sale leaseback transactions, the incurrence of additional indebtedness and mergers, acquisitions and asset sales.  In addition, the Credit Agreement contains certain financial covenants. On December 5, 2008, we amended our Credit Agreement. This amendment changed three of the four financial covenants: the adjusted debt to EBIDAR has been increased from 4.75 to 5.25 through the end of the current fiscal year, and 5.50 thereafter, our actual adjusted debt to EBITDAR ratio was 4.22; the minimum fixed charge ratio has been reduced from 1.30 to 1.25, our actual fixed charge coverage ratio was 1.61; the maximum senior leverage ratio has been reduced from 2.0 to 1.25, our actual senior secured leverage ratio was 0.43, and our minimum capital expenditures ratio of 1.00, which was not changed, was 1.58. Pursuant to the amendment, our pricing grid increased from 75 basis points over LIBOR on drawn balances and 25 basis points for undrawn balances to an initial 300 basis points over LIBOR on drawn balances and 62.5 basis points for undrawn balances. Our maximum borrowing capacity was reduced from $100.0 million to $90.0 million, and will be further reduced to $65.0 million by the end of the first fiscal quarter of 2010. At December 28, 2008, we had $23.8 million outstanding under the Credit Agreement and $12.6 million in letters of credit, which reduced our available borrowings under the Credit Agreement. Pursuant to our Credit Agreement, we have $53.6 million in remaining capacity at December 28, 2008. As of the end of our 2008 fiscal year, there were no defaults under the Credit Agreement and we were in compliance with all covenants.

The interest rates per annum applicable to loans outstanding under the Credit Agreement are, at our option, equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (2.0 percent to 3.25 percent in the case of base rate loans and 2.75 percent to 4.0 percent in the case of LIBOR rate loans), depending on adjusted debt to EBITDAR ratio. At December 28, 2008, our margin applicable to LIBOR loans was 300 basis points. In addition to the interest payments required under the Credit Agreement, we are required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.5 percent to 0.875 percent per annum, depending on our adjusted debt to EBITDAR ratio. At December 28, 2008, our applicable commitment fee on the aggregate average daily unused portion of the credit facility was 0.625 percent.

Our obligations under the Credit Agreement are secured by liens on substantially all of our assets, including a pledge of the capital stock of our material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

In addition, we have four separate lease agreements that cover lease arrangements for an aggregate of 30 Ninety Nine Restaurants, each of which contains a fixed charge covenant calculation. Each of the four restaurant groups are subject to an annual fixed charge coverage ratio of 1.50 to 1.00. We were in compliance with this covenant at December 28, 2008.

From time to time, we have entered into interest rate swap agreements with certain financial institutions. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of senior subordinated notes due 2013 into variable-rate obligations. On December 17, 2008, the counterparties to our swap agreements exercised their right to exit the agreement in exchange for a $3.5 million payment of the remaining swap value, and we therefore did not have any swap arrangements as of December 28, 2008.

We announced a quarterly dividend of $0.06 per share during the first, second and third quarters of 2008. During the 52 weeks ended December 28, 2008, we have paid $3.9 million in dividends. During the fourth fiscal quarter of 2008,the Board of Directors decided to discontinue the $0.06 per share quarterly dividend to conserve cash and reduce our debt. Pursuant to the terms of our amended Credit Agreement, we are prohibited from paying dividends.

On February 7, 2008, we announced that our Board of Directors approved a $20.0 million increase in our share repurchase authorization. During 2007, the Board of Directors approved a $50 million repurchase authorization under which we repurchased $30 million of our common stock by the end of fiscal 2007. During 2008, we repurchased 2.2 million shares for $24.8 million. The remaining balance that may be repurchased under the current repurchase authorization is $15.2 million. Pursuant to the credit facility and the bond indenture, the “basket” available to pay dividends and repurchase shares is equal to $62.5 million plus 50% of cumulative net earnings since the beginning of fiscal 2006. Since the beginning of fiscal 2006, we have paid dividends of $8.1 million and made share repurchases of $54.8 million. Our cumulative net loss since the beginning of fiscal 2006 is $106.4 million. Based upon our cumulative net loss since the beginning of fiscal 2006, we cannot repurchase any more shares of our stock or pay dividends under the terms of our Credit Agreement.

In 2008 and 2007, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our restaurant support center. We did not finance any capital expenditures during 2007. Capital expenditures for 2008 and 2007, excluding new computer equipment financed through capital lease obligations in 2008, were as follows:

	Year Ended
	December 28,	December 30,
	2008	2007
	(in thousands)
New restaurant capital expenditures	$18,572	$18,542
Re-branding capital expenditures (1)	18,223	17,943
Other capital expenditures	10,606	15,514
Total capital expenditures	$47,400	$51,998

(1)

Expenditures related to our Kitchen Display System initiative, of approximately $0.3 million, previously shown as other capital expenditures in 2007 have been reclassified and included as re-branding capital expenditures.

Contractual Obligations and Commercial Commitments

The following tables set forth our contractual obligations and commercial commitments at December 28, 2008.

		Payments Due by Period
		Less			More
		than			than
	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
Contractual Obligation	(in thousands)
Long-term debt, excluding credit facility	$126,075	$386	$624	$125,065	$—
Long-term debt interest (1)	52,844	7,804	22,537	22,503	—
Capitalized lease obligations (2)	10,132	6,529	3,603	—	—
Operating leases	392,058	32,501	63,679	61,893	233,985
Unconditional purchase obligations (3)	219,235	93,402	88,324	24,419	13,090
Total contractual obligations	$800,344	$140,622	$178,767	$233,880	$247,075

Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Committed	Less than 1 Yr	1-3 Yrs	3-5 Yrs	More than 5 Years
(in thousands)
Line of credit (4)	$ 90,000	$—	$ 90,000	$ —	$ —
FIN 48 tax liability	$ 3,289	$—	$ 2,172	$ 1,117	$ —

(1)	This interest primarily relates to our $125 million senior subordinated notes with stated interest rate of 9 percent. In December 2008, the counterparties to our swap agreements exercised their right to exit the agreement in exchange for a $3.5 million payment of the remaining swap value. In accordance with generally accepted accounting principles (“GAAP”), the $3.5 million will be recognized over the life of the senior subordinated notes. However, since the entire $3.5 million payment was received in 2009, the full credit has been applied against interest due “less than 1 year.”

(2)	Capitalized lease obligations include a $0.4 million interest component.

(3)

These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, we use the existing market prices at December 28, 2008 to determine the amount of the obligation. Total unconditional purchase obligations shown are based on variable pricing that is adjusted annually.

(4)

This pertains to our credit facility. At December 28, 2008, we had $23.8 million outstanding on this credit facility. We have $12.6 million of outstanding letters of credit as of December 28, 2008. As of December 28, 2008, we had $53.6 million remaining borrowing capacity under our credit facility. This credit facility is reduced to $65 million by the end of the first quarter of 2010 and has a maturity date of October 18, 2011.

Joint Ventures and Franchise Arrangements

In connection with our franchising initiative, we have entered into joint venture arrangements to develop and operate O’Charley’s restaurants. For any franchisee or joint venture partner in which we have an ownership interest, we may make loans to the joint venture entity and/or guarantee certain of its debt and obligations. While we continue to work towards increasing our number of franchised restaurants, as of December 28, 2008, we do not intend to do so pursuant to joint venture agreements.

To date, we have invested in two joint ventures for the development of O’Charley’s restaurants. On August 20, 2004, we invested in a joint venture for the development of three O’Charley’s restaurants in certain markets in the Southern Louisiana and Beaumont, Texas areas. On November 8, 2004, we invested in a joint venture for the development of three O’Charley’s restaurants in Wisconsin. Under the terms of the limited liability company agreements for both of the joint ventures, ownership of the joint venture entity is shared equally between us and our joint venture partner. The joint venture entity is managed by a Board of Managers composed of two individuals designated by the joint venture partner and two individuals designated by us. The joint venture partner was required to make capital contributions in the aggregate amount of $500,000 to the joint venture entity and we agreed to make initial loans to the joint venture entity in the maximum principal amount of $750,000. The loans are secured by substantially all of the assets of the joint venture entity and are partially guaranteed by the joint venture partner.

In order to assist our first joint venture (JFC Enterprises, LLC) to open its restaurants, we decided to make additional loans to the joint venture, and as of December 28, 2008, we had advanced a total of $8.6 million to the joint venture. This loan funded most of the investment in the building and equipment, and the start-up and operating losses incurred in the joint venture’s restaurants. Although we are not obligated to do so, we are likely to fund future operating losses.

In similar fashion to our first joint venture, in order to assist our second joint venture (WI-Tenn Restaurants, LLC) to open its restaurants, we decided to make additional loans to the joint venture, and as of December 28, 2008, we had advanced a total of $4.2 million to the joint venture.

This loan funded most of the investment in the building and equipment, and the start-up and operating losses incurred in the joint venture’s restaurants. We are currently in a dispute with our joint venture partner in WI-Tenn Restaurants, LLC. See “Item 3. Legal Proceedings.”

Under FIN 46(R) “Consolidation of Variable Interest Entities”(“FIN 46(R)”), both joint ventures are variable interest entities, as we do not anticipate them having sufficient equity to fund their operations. Since we have borne a disproportionate share of the financial risk associated with the joint ventures, we are deemed to be the primary beneficiary of the joint ventures, and in accordance with FIN 46(R), we consolidate the joint ventures in our consolidated financial statements.

On December 30, 2003, we entered into a multi-unit franchise agreement with Meritage Hospitality Group, Inc. (“Meritage”), which currently operates four O’Charley’s restaurants in Michigan. The agreement specifies that Meritage will develop a total of 15 new O’Charley’s restaurants.

The franchising arrangement required us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee were $50,000 each for the first two restaurants and $25,000 each for the remaining 13 restaurants. The agreements also require the franchisee to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $212,500 as development fees at the closing of the agreement, which represents half of the fees associated with the 15 restaurants agreed upon. The franchisee is required to pay the other half of the development fee to us as each new restaurant opens. We did not recognize any development fee income in 2008 and 2007. Additionally, pursuant to a settlement agreement that we reached with Meritage in 2007 related to a lawsuit which Meritage has dismissed, we agreed to provide certain financial and other accommodations to Meritage, including the tolling of Meritage’s development obligations, as well as temporary royalty fee relief.

In 2006 and 2005, we recognized $25,000 and $100,000, respectively, in development fees related to the opening of franchised restaurants. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

On March 28, 2005, we entered into a development agreement with Four Star Restaurant Group, LLC and Michael R. Johnson. Under the terms of the agreement, Four Star Restaurant Group, LLC had the right to develop and operate up to ten new O’Charley’s restaurants over the next six years in certain markets in Iowa, Nebraska, and parts of Topeka, Kansas and Eastern South Dakota. Additionally, pursuant to a Special Assistance Agreement dated November 3, 2008, we agreed to provide certain financial and other accommodations to Four Star Restaurant Group, LLC, including temporary royalty relief and the return of a portion of the pre-paid development fees. Under this agreement all territorial rights and grants under the Development Agreement were revoked and terminated. Upon the fulfillment of certain requirements by Four Star Restaurant Group, LLC within 2 years of execution of the Special Assistance Agreement, they have the right to construct one additional new restaurant in either the greater Omaha, Nebraska, or the greater Des Moines, Iowa area.

The franchising arrangement requires us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining eight restaurants. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $100,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the ten restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to us as each new restaurant opens. During 2007, this franchisee opened one restaurant in Des Moines, Iowa and we recognized development fees of $50,000 in income. We did not recognize any development fee income in 2008.

On May 18, 2005, we entered into a development agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants by November 2013. The development plans focus on the Tampa, Florida, Orlando, Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio markets. As of December 28, 2008, the O’Candall Group, Inc operates three O’Charley’s restaurants.

The franchising arrangement requires us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the initial restaurants and $25,000 each for the remaining restaurants in each of its five granted areas. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $500,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to us as each new restaurant opens. The Company recognized in income $50,000 in development fees for fiscal 2008, fiscal 2007 and fiscal 2006 related to the opening of a franchised restaurant in each of those fiscal years. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

On February 1, 2007, we entered into an Operating Agreement with Delaware North Companies Travel Hospitality Services (“DNC”). Under the terms of the agreement, DNC and/or certain of its affiliates developed and operate one new O’Charley’s Restaurant in the Nashville International Airport located in Nashville Tennessee.

The Operating Agreement requires us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The fees for the franchisee were $30,000 for the restaurant. The franchisee is also required to pay a franchise fee that is based on a percentage of sales. We recognized $30,000 in development fees in fiscal 2007 related to the opening of the franchised restaurant.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 1 to our consolidated financial statements). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

Our policy for lease accounting involves recognizing rent on a straight-line basis from the time we are committed to a leased property, which is when all contingencies associated with the delivery of the property by the landlord are taken care of, to the end of the lease term, generally inclusive of one renewal period. The term, for purposes of straight-line rent calculations and the useful life over which leasehold improvements are depreciated, is the shorter of the estimated useful life of the leased property or the base lease term, inclusive of one renewal period. We also recognize tenant allowances as a deferred rent liability and amortize them over the lease term, inclusive of one renewal period. Based upon the size of the investment that we make at a restaurant site, the economic penalty incurred by discontinuing use of the leased facility, our historical experience with respect to the length of time a restaurant operates at a specific location, and leases that typically have multiple five-year renewal options that are exercised entirely at our discretion, we have concluded that one five-year renewal option is reasonably assured.

Share-Based Compensation

Effective December 26, 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments including stock options. Share-based compensation for fiscal years 2008, 2007, and 2006 includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted prior to, but not vested as of December 25, 2005, as well as compensation cost for new share-based awards granted during 2008, 2007, and 2006.

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on their grant dates. Under the Black-Scholes-Merton option-pricing model we estimate volatility using only historical share price performance over the expected life of the option. The Company’s policy is to recognize compensation cost for restricted awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. In addition, SFAS No. 123R also requires that compensation expense be recognized for only the portion of options and restricted awards that are expected to vest. Therefore, an estimated forfeiture rate derived from historical employee terminations is applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award was in-substance, multiple awards.

Property and Equipment

The Company had $412.3 million of property and equipment, net of accumulated depreciation, at December 28, 2008. As discussed in Note 1 to the consolidated financial statements, our property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives: building and improvements-30 years; furniture, fixtures and equipment-3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capital leases is amortized to its expected residual value at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred. We capitalize all direct external costs associated with obtaining the land, building and equipment for each new restaurant, as well as construction period interest. We also capitalize all direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment for each re-branded restaurant. In addition, for each new restaurant and re-branded restaurant we also capitalize a portion of the internal direct costs of our real estate and construction department.

To determine our accounting policies related to capitalizing costs associated with our in-house real estate department, we have taken guidance from FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS No. 67”). While SFAS No. 67 establishes accounting and reporting standards for the acquisition, development, construction, selling and rental costs associated with real estate projects, it excludes from its scope “real estate developed by an enterprise for use in its own operations, other than for sale of rental.” Given there is no other authoritative literature directly addressing our circumstance of developing real estate projects for our own operations, we have applied the principles of SFAS No. 67 in such accounting for costs.

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

Goodwill and Trademarks

As discussed in Note 1 to the consolidated financial statements, goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144“Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”).

On January 27, 2003, we acquired Ninety Nine restaurants for $116 million in cash and approximately 2.34 million shares of our common stock. We completed a valuation of the assets and liabilities of Ninety Nine and allocated the purchase price to the acquired tangible and intangible assets and liabilities, including $25.9 million related to the trademarks, with the remaining amount of $93.1 million being allocated to goodwill. We selected the first day of each new fiscal year as the date on which we will test the goodwill and trademarks for impairment, or when events or circumstances indicate there may be an impairment. We performed an interim test during the third quarter of 2008 to determine if the carrying amount of the goodwill associated with our Ninety Nine restaurants was impaired. The results indicated an impairment, as the current carrying value exceeded the estimated fair value of the Ninety Nine restaurants. Accordingly, an estimated non-cash impairment charge of $48.0 million was recorded in the third fiscal quarter. We obtained an updated estimate of the fair value of the Ninety Nine Restaurants and completed the valuation of the goodwill and intangibles during the fourth fiscal quarter of 2008. Our valuation showed that the carrying value of the reporting unit exceeded the fair value. An additional goodwill impairment charge of $45.1 million was recorded during the fourth fiscal quarter of 2008 related to our Ninety Nine restaurants and $0.6 million related to our Stoney River restaurants (see Note 3 to our consolidated financial statements).

At December 28, 2008, as a result of the impairment charges recorded in 2008, we had no goodwill and $25.9 million in indefinite life intangible assets, for trademarks, shown on our consolidated balance sheets related primarily to the acquisition of Ninety Nine Restaurants. The determination of whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Changes in strategy, new accounting pronouncements and/or market conditions may result in future impairment of recorded asset balances.

Impairment of Long-Lived Assets

As discussed in Note 1 to the consolidated financial statements, SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The cost associated with asset impairments are recorded in the consolidated statement of operations in the financial statement line item impairment, disposal and restructuring charges, net.

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

We believe that our accounting policy for impairment of long-lived assets provides reasonable assurance that any assets that are impaired are written down to their fair value and a charge is taken in operating earnings on a timely basis. Long-lived assets are tested for possible impairment each fiscal quarter. During the year ended December 28, 2008, we took an impairment charge of $17.4 million for seven O’Charley’s restaurants that will remain open, ten Ninety Nine restaurants that will remain open and two Stoney River restaurants that will remain open. The $17.4 million charge in 2008 was offset by a net gain of $0.4 million on assets held for sale and assets sold or otherwise settled that were not held for sale. During the fiscal year ended December 30, 2007, we incurred charges of $10.2 million for fiscal 2007 in connection with changes in its supply chain which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment, charges taken for employee severance and retention, and to a lesser extent, legal and transition costs. In addition to the supply chain charges, we also recorded impairment and disposal costs relating to restaurant impairments and other asset retirements during fiscal 2007 of $6.3 million. Included in the $6.3 million charge is the impairments related to three underperforming O’Charley’s restaurants one of which was closed while the other two O’Charley’s restaurants have remained open and the impairment of one Stoney River restaurant and two Ninety Nine restaurants that have remained open. During the year ended December 31, 2006, we took an impairment charge of $4.5 million for three O’Charley’s restaurants, two of which were closed in 2007 and one that has remained open and two Ninety Nine restaurants that have remained open. We also recorded charges for purchased software that is no longer in use and for asset write-offs relating to our ‘Project RevO’lution’ and ‘Dressed to the Nines’ re-branding efforts. The $4.5 million charge in 2006 was offset by a net gain of $2.4 million on assets held for sale and assets sold or otherwise settled that were not held for sale.

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

As part of the computation of the income tax provision, we identify and measure deferred tax assets and liabilities. We weigh available evidence in determining the realization of deferred tax assets. Available evidence includes historical, current and future financial performance of the Company. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If we determine it is more likely than not that some portion or the entire deferred tax asset will not be recognized, the deferred tax asset will be reduced by a valuation allowance. The deferred tax valuation allowance may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. To form a conclusion that some or all of the deferred tax assets will be realized, we will need to generate three-year cumulative pre-tax income, and we will need to evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for the portion or all of the deferred tax valuation allowance released. At December 28, 2008, the Company had a deferred tax valuation allowance of $65.8 million.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The provisions of SFAS No. 141(R) will only impact us if we are a party to a business combination that is consummated after the statement has become effective.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. It also amends certain of ARB No. 51’s “Consolidated Financial Statements” consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS No. 160 is not expected to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We are required to adopt the disclosure provisions of SFAS No. 161 in the first quarter of 2009.

In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”) and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-01”) FSP EITF 03-6-01 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscals years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. The adoption of FSP EITF 03-6-01 is not expected to have a material impact on our financial statements.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land construction costs, and fuel/energy costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on our payroll and benefit costs. As a result of increased competition and the low unemployment rates in the markets in which our restaurants are located, we have continued to increase wages and benefits in order to attract and retain management personnel and hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We also believe that increased fuel costs from May 2006 through October 2008 had a negative impact on consumer behavior and have increased the cost of our operations. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our fixed-rate debt consists primarily of capitalized lease obligations and senior subordinated notes and our variable-rate debt consists primarily of our credit facility.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

O’CHARLEY’S INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

O’Charley’s Inc.:

We have audited the consolidated balance sheets of O’Charley’s Inc. and subsidiaries (the Company) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 28, 2008. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O’Charley’s Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2008, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee

March 10, 2009

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS

	December 28,	December 30,
	2008	2007
	(dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$ 6,818	$ 9,982
Trade accounts receivable, less allowance for doubtful accounts of $19 in 2008 and $92 in 2007	22,880	17,352
Inventories	23,788	18,382
Deferred income taxes	894	13,793
Assets held for sale	2,158	2,909
Other current assets	6,978	3,424
Total current assets	63,516	65,842

Property and equipment, net	412,289	435,752
Goodwill	—	93,461
Trade names and other intangible assets	25,946	25,946
Other assets	18,511	27,982
Total Assets	$ 520,262	$ 648,983
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$ 16,466	$ 10,808
Accrued payroll and related expenses	17,102	17,761
Accrued expenses	26,348	23,451
Deferred revenue	18,112	17,808
Federal, state and local taxes	10,731	8,562
Current portion of long-term debt and capitalized lease obligations	6,640	8,597
Total current liabilities	95,399	86,987

Deferred income taxes	3,109	—
Other liabilities	54,316	59,832
Long-term debt, less current portion	152,989	127,654
Capitalized lease obligations, less current portion	3,439	8,984

Shareholders’ Equity:
Common stock—No par value; authorized, 50,000,000 shares; issued and outstanding, 21,302,869 in 2008 and 23,148,313 in 2007	156,830	174,985
Retained earnings	54,180	190,541
Total shareholders’ equity	211,010	365,526
Total Liabilities and Shareholders’ Equity	$ 520,262	$ 648,983

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
	(in thousands, except per share data)
Revenues:
Restaurant sales	$930,317	$969,497	$978,751
Commissary sales	—	7,783	10,345
Franchise and other revenue	843	472	428
	931,160	977,752	989,524

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	276,005	284,099	291,759
Payroll and benefits	325,996	331,644	328,809
Restaurant operating costs	187,966	184,791	185,938
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	789,967	800,534	806,506

Cost of commissary sales	—	7,700	9,065
Advertising and marketing expenses	34,257	32,537	27,917
General and administrative expenses	44,292	48,670	52,211
Depreciation and amortization of property and equipment	50,776	50,882	46,614
Impairment, disposal and restructuring charges, net	16,989	16,537	2,098
Goodwill impairment	93,656	—	—
Pre-opening costs	3,921	3,065	4,628
	1,033,858	959,925	949,039
(Loss) Income from Operations	(102,698)	17,827	40,485
Other Expense (Income):
Interest expense, net	14,966	12,329	14,401
Other, net	10	(10)	(6)
	14,976	12,319	14,395
(Loss) Earnings Before Income Taxes	(117,674)	5,508	26,090
Income Tax Expense (Benefit)	14,823	(1,724)	7,200
Net (Loss) Earnings	$(132,497)	$7,232	$18,890

Basic (Loss) Earnings Per Common Share	$(6.34)	$0.31	$0.81

Diluted (Loss) Earnings Per Common Share	$(6.34)	$0.31	$0.80

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

				Accumulated
				Other
	Common Stock		Unearned	Comprehensive	Retained
	Shares	Amount	Compensation	Loss, net	Earnings	Total
	(in thousands)
Balance, December 25, 2005	23,685	$185,374	$ (4,027)	$ (5)	$168,246	$349,588
Comprehensive income:
Net earnings	—	—	—	—	18,890	18,890
Unrealized change in market value of derivatives, net of tax	—	—	—	5	—	5
Total comprehensive income						18,895
Shares tendered for minimum tax withholdings	(8)	(148)	—	—	—	(148)
Exercise of employee stock options, including tax benefits	502	8,027	—	—	—	8,027
Shares issued under CHUX Ownership Plan	126	1,809	—	—	—	1,809
Reversal of unearned compensation upon the adoption of SFAS No. 123R	—	(4,027)	4,027	—	—	—
Share-based compensation expense	187	2,655	—	—	—	2,655
Balance, December 31, 2006	24,492	193,690	—	—	187,136	380,826
Comprehensive income:
Net earnings	—	—	—	—	7,232	7,232
Shares tendered for minimum tax withholdings	(38)	(738)	—	—	—	(738)
Cumulative effect of FIN No. 48	—	998	—	—	401	1,399
Exercise of employee stock options, including tax benefits	299	5,695	—	—	—	5,695
Shares issued under CHUX Ownership Plan	92	1,304	—	—	—	1,304
Dividends paid ($0.18 per share)	—	—	—	—	(4,228)	(4,228)
Shares repurchased	(1,853)	(30,000)	—	—	—	(30,000)
Share-based compensation expense	156	4,036	—	—	—	4,036
Balance, December 30, 2007	23,148	174,985	—	—	190,541	365,526
Comprehensive loss:
Net loss	—	—	—	—	(132,497)	(132,497)
Shares tendered for minimum tax withholdings	(56)	(583)	—	—	—	(583)
Exercise of employee stock options, including tax benefits	5	243	—	—	—	243
Shares issued under CHUX Ownership Plan	120	1,043	—	—	—	1,043
Dividends paid ($0.18 per share)	—	—	—	—	(3,864)	(3,864)
Shares repurchased	(2,185)	(24,775)	—	—	—	(24,775)
Share-based compensation expense	271	5,917	—	—	—	5,917
Balance, December 28, 2008	21,303	$156,830	$ —	$ —	$ 54,180	$211,010

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$(132,497)	$ 7,232	$ 18,890
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	50,776	50,882	46,614
Amortization of debt issuance costs, net	1,326	870	1,342
Deferred income taxes and other income tax related items	22,666	(7,760)	(7,495)
Share-based compensation	5,917	4,036	2,655
Amortization of deferred gain on sale-leasebacks	(1,056)	(1,056)	(1,077)
Loss on the sale assets	59	199	139
Goodwill impairment	93,656	—	—
Impairment, disposal and restructuring charges, net	16,888	13,982	2,534
Changes in assets and liabilities:
Trade accounts and other receivables	(2,040)	(2,449)	(2,051)
Inventories	(5,406)	12,310	14,734
Other current assets	(3,378)	1,374	(398)
Trade accounts payable	5,658	(6,740)	(4,326)
Deferred revenue	304	(1,956)	(1,628)
Accrued payroll, accrued expenses, and federal, state and local taxes	3,791	(9,914)	11,094
Other long-term assets and liabilities	(2,911)	3,903	2,200
Net cash provided by operating activities	53,753	64,913	83,227
Cash Flows from Investing Activities:
Additions to property and equipment	(47,400)	(51,998)	(53,616)
Proceeds from the sale of assets	4,184	14,694	7,917
Other, net	103	146	(263)
Net cash used in investing activities	(43,113)	(37,158)	(45,962)
Cash Flows from Financing Activities:
Proceeds from long-term debt	23,812	—	—
Payments on long-term debt and capitalized lease obligations	(9,509)	(10,415)	(31,718)
Dividends paid	(3,864)	(4,228)	—
Shares repurchased	(24,775)	(30,000)	—
Excess tax benefit from share-based payments	177	737	818
Debt issuance costs	(891)	(52)	(1,011)
Other financing activities	137	—	—
Proceeds from the exercise of stock options and issuances under stock purchase plan	1,109	6,262	8,870
Net cash used in financing activities	(13,804)	(37,696)	(23,041)
(Decrease) increase in cash and cash equivalents	(3,164)	(9,941)	14,224
Cash and cash equivalents at beginning of the year	9,982	19,923	5,699
Cash and cash equivalents at end of the year	$ 6,818	$ 9,982	$ 19,923

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

O’Charley’s Inc. (the “Company”) owns and operates 232 (at December 28, 2008) full-service restaurant facilities in 16 Eastern, Southeastern and Midwestern states under the trade name “O’Charley’s”, 116 full-service restaurant facilities throughout New England and Mid-Atlantic states under the trade name “Ninety Nine Restaurants”, and 11 full-service restaurant facilities in seven states in the East, Southeast and Midwest under the trade name “Stoney River Legendary Steaks.” As of December 28, 2008, the Company had nine franchised O’Charley’s restaurants, including four in Michigan, two in Ohio, and one in each Pennsylvania, Iowa and Tennessee. As of December 28, 2008, the Company had two joint venture O’Charley’s restaurants in Louisiana and one joint venture O’Charley’s restaurant in Wisconsin, in all of which the Company has an ownership interest. The Company’s fiscal year ends on the last Sunday in December. Fiscal years presented were comprised of 52 weeks in 2008, 52 weeks in 2007 and 53 weeks in 2006. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries plus the accounts of the joint ventures (See note below regarding “Investment in Joint Ventures”). All significant intercompany transactions and balances have been eliminated.

Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of approximately $19,000 and $10.6 million at December 28, 2008 and December 30, 2007, respectively. These cash equivalents consist entirely of overnight repurchase agreements. The difference between cash and cash equivalents as reported on the Company’s consolidated balance sheets, and cash equivalents as reported in this footnote, is due to credit cash balances with certain financial institutions which are combined with cash equivalents from the same financial institution for balance sheet presentation.

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

Certain leases provide for contingent rent, which is determined as a percentage of gross sales in excess of specified levels. In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 29, “Determining Contingent Rentals-an amendment of FASB Statement No. 13,” the Company records a contingent rent liability and corresponding rent expense when sales have been achieved in amounts in excess of the specified levels.

The same lease life that is used for the straight-line rent calculation is used for reporting future minimum lease commitments and for assessing leases for capital or operating lease accounting.

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

Investment in Affiliated Company. The Company has an approximate 8 percent ownership interest in a joint venture to operate a restaurant concept in Chicago, Illinois. The Company is not the primary beneficiary as defined by FASB Interpretation (“FIN”), FIN No. 46(R) “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and accounts for its investment using the equity method.

Investment in Joint Ventures. The Company has a 50 percent interest in two joint ventures to operate O’Charley’s restaurants. Under FIN No. 46(R), the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities. Since the Company currently bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN No. 46(R), the Company consolidates the joint ventures in its consolidated financial statements. The JFC Enterprise, LLC, joint venture partner has neither the obligation nor the ability to contribute their proportionate share of expected future losses. Such losses may require additional financial support from the Company. The Wi-Tenn Restaurants, LLC, joint venture partner relied on the Company to assist it in funding the construction and development of its first restaurant. In addition, subsequent to the opening of its first restaurant during fiscal 2006, and in accordance with the agreement with the joint venture partner, the Company has provided a credit agreement which the joint venture can use to operate its first restaurant.

Property and Equipment.The Company states property and equipment at cost and depreciates them on the straight-line method over the following estimated useful lives: buildings and improvements-30 years; furniture, fixtures and equipment-3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capitalized leases is amortized to its expected residual value to the Company at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred. The Company capitalizes all direct external costs associated with obtaining the land, building and equipment for each new restaurant, as well as construction period interest. The Company also capitalizes all direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment for each re-branded restaurant. In addition, for each new restaurant and re-branded restaurant the Company also capitalizes a portion of the internal direct costs of its real estate and construction department.

To determine its accounting policies related to capitalizing costs associated with its in-house real estate department, the Company has taken guidance from SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS No. 67”). While SFAS No. 67 establishes accounting and reporting standards for the acquisition, development, construction, selling and rental costs associated with real estate projects, it excludes from its scope: “real estate developed by an enterprise for use in its own operations, other than for sale of rental.” Given there is no other authoritative literature directly addressing the Company’s circumstance of developing real estate projects for its own operations, the Company has applied the principles of SFAS No. 67 in such accounting for costs.

Asset Retirement Obligations. The Company has determined that it has potential obligations for certain of its restaurant-level assets. Specifically, the Company has the obligation to remove certain assets from its restaurants at the end of the lease term and therefore records asset retirement obligations.

Goodwill and Intangible Assets. Goodwillrepresents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The costs associated with asset impairments are recorded in the consolidated statement of operations in the financial statement line item impairment, disposal and restructuring charges, net. Fair value is determined by projected future discounted cash flows for each location or the estimated market value of the asset less costs associated with marketing and/or selling the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Revenues consist of Company-operated and joint venture restaurant sales and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Franchise revenue and other revenue consists of development fees, royalties on sales by franchised units, and royalties on sales of branded food items, particularly salad dressings. Development fees for franchisees in which the Company has an ownership interest are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales. Revenue resulting from the sale of gift cards is recognized in the period redeemed. A percentage of gift card redemptions, based upon actual experience, are recognized as income for gift cards sold that will not be redeemed.

Vendor Rebates. The Company receives vendor rebates from various non-alcoholic beverage suppliers, and to a lesser extent suppliers of food products and supplies. Rebates are recognized as reductions to cost of food and beverage in the same period as the related food and beverage expense.

Advertising and Marketing Cost. The Company expenses advertising and marketing costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. The Company considers the determination of this valuation allowance to be a significant accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, if the Company projects lower levels of future taxable income, or if the Company has recently experienced pretax losses. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect the Company’s reported operating results. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48”) which is an interpretation of SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN No. 48 as of January 1, 2007. The guidance prescribed in FIN No. 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The measurement attribute of FIN No. 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As permitted by FIN No. 48, the Company has elected to include the applicable interest and penalties in income tax expense.

Share-Based Compensation. The Company accounts for its share-based compensation in accordance with SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective method.  As a result, share-based compensation for fiscals 2008, 2007 and 2006 includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted prior to, but not vested as of December 25, 2005, as well as compensation cost for new share-based awards granted during 2008, 2007, and 2006.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on their grant dates. Under the Black-Scholes-Merton option-pricing model the Company estimates volatility using only historical share price performance over the expected life of the option. The Company’s policy is to recognize compensation cost for restricted awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. In addition, SFAS No. 123R also requires that compensation expense be recognized for only the portion of options and restricted awards that are expected to vest. Therefore, an estimated forfeiture rate derived from historical employee terminations is applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award was in-substance, multiple awards. In addition, upon the adoption of SFAS No. 123R the Company began expensing the discount associated with our employee stock purchase plan based on the actual discount received.

Deferred Compensation. Effective May 1, 2007, the Company’s nonqualified deferred compensation plan invested in mutual funds, which are classified as trading securities. Trading securities are recorded at fair value, based on quoted market prices. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

Earnings Per Share. Basic (loss) earnings per common share have been computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during each year presented. Diluted (loss) earnings per common share have been computed by dividing net (loss) earnings by the weighted average number of common shares outstanding plus the dilutive effect of options and restricted shares outstanding during the applicable periods computed using the treasury method. In cases where the Company has a net loss, no dilutive effect is shown as options and restricted stock become anti-dilutive.

Stock Repurchase. Under Tennessee law, when a corporation purchases its common stock in the open market, such repurchased shares become authorized but unissued. The Company reflects the purchase price of any such repurchased shares as a reduction of common stock.

Fair Value of Financial Instruments. SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”),requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments, such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 28, 2008 and December 30, 2007. Book value approximates fair value for substantially all of the Company’s assets and liabilities that fall under the scope of SFAS No. 107.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the balance sheet at its fair value and no longer adjusts the hedged liability for changes in fair value. The adjustment of the carrying amount of the hedged liability is accounted for in the same manner as other components of the carrying amount of that liability. For cash flow hedges in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings. For fair value hedges in which hedge accounting is discontinued, any related proceeds received by the Company are amortized against interest expense over the life of the Company’s senior subordinated notes.

Comprehensive Income (Loss). SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. The Company had no other comprehensive income for the years ended December 28, 2008 and December 30, 2007. Other comprehensive income, net of tax, for the year ended December 31, 2006 was approximately $5,000, which represented unrealized gains on derivatives designated as a cash flow hedge.

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

Use of Estimates. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables: gift card breakage; inventories; deferred income tax assets; the fair value of debt and derivative instruments; workers’ compensation and general liability insurance liabilities; and obligations related to employee benefits. Actual results could differ from those estimates.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. It also amends certain of Accounting Research Bulletin (“ARB”) No. 51’s “Consolidated Financial Statements” consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The Company is required to adopt the disclosure provisions of SFAS No. 161 in the first quarter of 2009.

In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”) and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-01”). FSP EITF 03-6-01 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscals years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s financial statements.

2. Fair Value Measurements

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

Effective December 31, 2007, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements.  As a result, the adoption of SFAS No. 157 did not have a material impact on the Company. The Company applied the provisions of FSP FAS 157-2, “Effective Date of FASB Statement 157,” which defers the provisions of SFAS No. 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as property and equipment, goodwill and other nonamortizable intangibles. The Company is required to adopt SFAS No. 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and is still evaluating the impact on its consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	Fair Value Measurement at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	December 28, 2008 Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Deferred compensation plan assets	$6,033	$—	$—	$6,033

Total	$6,033	$—	$—	$6,033

The deferred compensation plan assets are comprised of various investment funds, which are valued based upon their quoted market prices.

3.	Goodwill

The Company tests its goodwill and intangible assets for potential impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), as part of its year-end process or when events or circumstances indicate there may be an impairment. Quoted market prices in active stock markets are often the best evidence of fair value; therefore, a significant decrease in the Company’s stock price could indicate that an impairment of goodwill exists. During the third quarter of 2008, the Company believed the current economic environment, the negative financial performance of other casual dining restaurant companies, and lower sales and higher commodity costs at the Ninety Nine restaurants, were indicators of potential impairment. As a result of these indicators, the Company performed an interim test in the third quarter of 2008 to determine if the carrying amount of the Ninety Nine restaurants goodwill was impaired. The estimated fair value of the Ninety Nine restaurants was based on the average of three valuation methodologies: market multiple, comparable transaction, and discounted cash flow. The results indicated an impairment as the current carrying value exceeded the estimated implied fair value of the Ninety Nine restaurants. The Company then performed a preliminary impairment test by allocating the estimate of the fair value of Ninety Nine restaurants to the underlying assets and liabilities, and an estimated non-cash impairment of $48.0 million was recorded in the third fiscal quarter 2008 to adjust the carrying value of goodwill to its estimated fair value. The Company obtained an updated estimate of fair value of the Ninety Nine restaurants and completed the second step of the goodwill impairment process during the fourth quarter 2008 and recognized an additional impairment charge of $45.1 million related to the Ninety Nine restaurants. The Company also tested the goodwill of its Stoney River restaurants and recorded an impairment charge of $0.6 million. The additional impairment charge in the fourth fiscal quarter of 2008 was primarily due to an increase of trade name and tangible assets resulting from the second step of the goodwill impairment process, continued decline in the Company’s enterprise market value, and lower estimates of 2009 and 2010 projected operating results in the Ninety Nine concept. As a result of these charges there is no goodwill on the Company’s consolidated balance sheet at December 28, 2008.

The change in the carrying amount of goodwill for the fiscal years ended December 28, 2008 and December 30, 2007 is as follows:

	Ninety Nine Restaurants	Stoney River Legendary Steaks	Total Goodwill

Balance as of December 31, 2006	$93,039	$342	$93,381
Increase in goodwill	—	80	80
Balance as of December 30, 2007	93,039	422	93,461
Increase in goodwill	—	195	195
Impairment charge	(93,039)	(617)	(93,656)
Balance as of December 28, 2008	$—	$—	$—

4.	Impairment, Disposal and Restructuring Charges

Long-lived assets, such as property and equipment and indefinite lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2008, the Company recorded impairment charges in long-lived assets, and other impairment related adjustments of $17.4 million compared to $16.9 million in 2007 and $4.5 million in 2006. In 2008, the Company impaired seven O’Charley’s restaurants, ten Ninety Nine restaurants and two Stoney River restaurants, all of which will remain open. The current economic environment, reduced consumer spending, and current negative economic outlook have reduced demand and expected future cash flow for the Company’s products, therefore, reducing the fair value of these restaurants as well as the airplane below their carrying value. The excess carrying value of the restaurants and airplane was recorded in impairment, disposal and restructuring charges, net on the Company’s consolidated statements of operations.

During fiscal year 2008, the Company sold assets held for sale with a combined net book value of $3.5 million and recognized a gain of $0.4 million on the sale of those assets. During fiscal 2007, the Company sold assets held for sale with a combined net book value of $2.5 million and recognized a gain of $0.4 million on the sale of those assets. During fiscal 2006, the Company sold assets held for sale and those not held for sale with a combined net book value of $6.0 million and recognized a gain of $2.4 million on the sale of those assets. These gains are included in impairment, disposal and restructuring charges, net on the Company’s consolidated statements of operations.

During 2007, the Company completed the sale of its commissary facility in Nashville, Tennessee and the outsourcing of various food processing and distribution activities performed at its commissary and distribution facilities in Nashville, Tennessee, and Woburn, Massachusetts. The Company closed on the sale of the Nashville commissary facility on July 13, 2007, and entered into supply and distribution agreements with respect to the outsourcing of its entire Nashville food preparation and distribution operations. Net proceeds received during fiscal 2007 from the sale of Nashville commissary real estate and manufacturing equipment associated with the Company’s meat production totaled $9.7 million. In addition, on September 1, 2007, the Company entered into a license agreement with a third party granting exclusive rights to sell, market and distribute proprietary products of the Company.

The Company incurred charges of $10.2 million for fiscal 2007 in connection with changes in its supply chain, which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment, charges taken for employee severance and retention, and to a lesser extent, legal and transition costs. In addition to the supply chain charges, the Company also recorded net impairment and disposal costs relating to restaurant impairments and other asset sales and retirements during fiscal 2007 of $6.3 million. Included in the $6.3 million charge are the impairments related to three underperforming O’Charley’s restaurants one of which was closed and the impairment of one Stoney River restaurant and two Ninety Nine restaurants that have remained open. The impaired restaurants had experienced performance deterioration over the recent months and the Company’s efforts to improve performance were not successful.

The following table reconciles the impairment, disposal, and restructuring charges as presented on the Consolidated Statements of Operations to the total amount presented on the Consolidated Statement of Cash Flows:

	Fiscal Year Ended	Fiscal Year Ended
	December 28,	December 30,
	2008	2007
	(in thousands)	(in thousands)

Supply Chain Changes:
Impairments and disposals	$ 24	$7,703
Severance and retention costs, legal costs and transition costs	88	2,517
Total charges related to supply chain changes	112	10,220

Restaurant impairments	16,842	6,516
Other impairments	540	—
Other disposals, net	(505)	(199)
Total impairment, disposal, and restructuring charges, net	16,989	16,537

Supply chain changes paid or accrued	(112)	(2,633)
Other non-cash items	11	78
Total non-cash impairment, disposal and restructuring charges	$ 16,888	$13,982

Subsequent to December 31, 2006, the Board of Directors approved management’s plan to close three under performing O’Charley’s restaurants. In addition to impairment charges on these three restaurants, recorded in the fourth quarter of 2006, the Company recorded impairment charges for one O’Charley’s restaurant and two Ninety Nine restaurants that have remained open and for purchased software no longer in use. The impairments of the purchased software and assets related to the Company’s re-branding efforts were taken as the Company discontinued using those assets in 2006. As a result of these actions, the Company recognized a charge during 2006 for asset impairment and disposals totaling $4.5 million. This amount includes an asset impairment charge of $1.6 million related to the three planned O’Charley’s restaurant closures, $1.9 million relating to one O’Charley’s restaurant and two Ninety Nine restaurants that are impaired but have remained open and $1.0 million relating to the impairment of purchased software and assets related to the Company’s re-branding efforts.

5. Share–Based Compensation

Total share-based compensation expense was $5.9 million, $4.0 million and $2.7 million for the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006. The Company’s net share-based compensation expense primarily consisted of expense associated with restricted (non-vested) stock awards and to a lesser extent expense associated with the Company’s employee share purchase plan and stock options. On May 21, 2008, the Company adopted the 2008 Equity and Incentive Plan. As of this date, shares granted will be granted under this plan only. Under this plan, the maximum aggregate number of shares that may be issued cannot exceed 1,500,000 shares, however options and restricted stock awards under this or certain prior plans, which terminate, expire unexercised, and are forfeited or cancelled, shall increase this share reserve. As of December 28, 2008, there were approximately 1,697,000 remaining shares available for issuance pursuant to the 2008 Equity and Incentive Plan.

(a) Stock Options

The Company has various incentive stock option plans that provide for the grant of both statutory and nonstatutory stock options to officers, key team members and nonemployee directors of the Company. Options are granted with exercise prices equal to 100 percent of the fair market value of common stock on the date of the grant, with expiration ten years from the date of the grant and with vesting dates at various times as previously determined by the Board of Directors. The Company discontinued issuing stock options during fiscal 2004. The fair value of the Company’s stock options was estimated using the Black-Scholes-Merton option-pricing model. As of December 28, 2008, the Company had approximately 22,000 unvested stock options outstanding of which approximately 20,000 are expected to vest. As of December 28, 2008, the total compensation cost related to stock option awards not yet recognized was approximately $52,000. During fiscal year 2008, 2007 and 2006, the Company recorded approximately $55,000, $103,000 and $151,000 respectively, of stock option expense. Stock option transactions during the year ended December 28, 2008 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at December 30, 2007	1,516,285	$18.44
Granted	—
Exercised	(4,878)	13.43
Forfeited	(280)	14.00
Expired	(294,667)	16.33
Options outstanding at December 28, 2008	1,216,460	18.97	2.97	$—

Options vested and exercisable at December 28, 2008	1,194,445	$19.08	3.0	$—

The intrinsic value of stock options exercised was $1.5 million and $2.1 million for the years ended December 30, 2007 and December 31, 2006, respectively. The Company recognized a tax benefit of $0.6 million and $0.8 million during the years ended December 30, 2007, and December 31, 2006, respectively, related to the exercise of stock options. For the year ended December 28, 2008, the intrinsic value of options exercised and tax benefit related to the exercise of stock options was insignificant.

(b) Restricted (Non-Vested) Stock Awards

For the year ended December 28, 2008, the Company issued time-based grants that vest ratably over periods ranging from three to four years and performance-based grants that vest upon achievement of certain performance tests. For the years ended December 30, 2007 and December 31, 2006, the Company issued only time-based grants that vest ratably over periods ranging from three to five years. During 2008, 2007 and 2006, the Company granted approximately 524,000, 397,000 and 384,000 shares of restricted stock, respectively, to certain members of senior management, the board of directors and other employees. The Company recognized net share-based compensation expense of approximately $1,097,000, $1,176,000 and $1,696,000 related to these restricted stock awards granted during the years ended December 28, 2008 December 30, 2007 and December 31, 2006, respectively.

Upon the adoption of SFAS No. 123R, the Company applied an estimated forfeiture rate for its restricted stock awards which resulted in a cumulative reduction to expense of approximately $358,000 before taxes which was reflected in the Company’s consolidated statement of operations during 2006. An estimated forfeiture rate was derived from historical employee terminations and applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separate vesting portion of the award as if the award was in-substance, multiple awards. The fair value of the restricted stock awards was determined by using the closing market price for the Company’s stock on the date of grant for each restricted stock award.

The following table sets forth the restricted stock activity during the year ended December 28, 2008.

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Restricted Stock Awards outstanding at December 30, 2007	831,243	$15.53
Granted	524,210	10.88
Vested	(237,394)	18.90
Forfeited	(254,691)	5.48
Restricted Stock Awards outstanding at December 28, 2008	863,368	$14.71

During fiscal 2008, 2007 and 2006, the Company recognized restricted stock expense for all restricted stock awards of approximately $5,654,000, $3,744,000 and $2,128,000, respectively. As of December 28, 2008, the total compensation cost related to time-based restricted stock awards not yet recognized was approximately $8,223,000 and the weighted average period over which it is expected to be recognized is 1.3 years. Included in the 863,368 restricted shares outstanding at December 28, 2008 are 116,347 performance-based restricted shares, which vest over four years based upon achievement of annual financial targets through 2011. Based upon the Company’s 2008 financial performance, the portion related to 2008 financial targets did not vest and accordingly the Company has not recognized any share-based compensation expense. The total expense associated with the vesting of the performance-based restricted shares would be approximately $1,263,000.

(c) Employee Stock Purchase Plan

The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible team members of the Company to become shareholders in the Company. The Company has reserved 1,350,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85 percent of the lower of 1) the closing market price per share of the Company’s common stock on the last trading date of the plan period or 2) the average of the closing market price of the Company’s common stock on the first and the last trading day of the plan period. Contributions of up to 15 percent of base salary are made by each participant through payroll deductions. As of December 28, 2008, there were 268,926 shares available for grant under this plan. During fiscal 2008, 2007 and 2006, the Company recorded pre-tax expense of approximately $163,000, $189,000, and $377,000 respectively, associated with this plan as required by SFAS No. 123R.

6. Asset Retirement Obligations

The Company has determined that it has potential obligations for certain of its restaurant-level assets. Specifically, the Company has the obligation to remove certain assets from its restaurants at the end of the lease term. The following is a breakdown of the activity related to the retirement obligation for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

(in thousands)

Asset Retirement Obligation as of December 31, 2006	$640
Accretion expense on the present-valued liability	30
Property additions requiring recognition of a liability	9
Asset Retirement Obligation as of December 30, 2007	679
Accretion expense on the present-valued liability	30
Property additions requiring recognition of a liability	6
Asset Retirement Obligation as of December 28, 2008	$715

In calculating the present value of the asset retirement obligation, the Company used the 10-year treasury yield plus the margin that the Company pays above LIBOR in its credit agreement. The 10-year treasury yield was 4.4 percent and the spread over LIBOR was 1.3 percent.

7. Property and Equipment

Property and equipment consist of the following:

	December 28,	December 30,
	2008	2007
	(in thousands)

Land and improvements	$ 74,107	$ 74,332
Buildings and improvements	146,338	146,072
Furniture, fixtures and equipment	274,730	254,705
Leasehold improvements	211,093	199,886
Equipment under capitalized leases	30,560	41,107
Property leased to others	1,004	1,004
Construction in progress	3,083	6,424
	740,915	723,530
Less accumulated depreciation and amortization	(328,626)	(287,778)
	$ 412,289	$ 435,752

Depreciation and amortization of property and equipment was $50.8 million, $50.9 million and $46.6 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

8. Assets Held for Sale

Assets held for sale consist of the following:

	December 28,	December 30,
	2008	2007
	(in thousands)

Land	$ 809	$ 1,765
Buildings and improvements	—	2,598
Other assets	2,720	1,855
Less accumulated depreciation and amortization	(1,371)	(3,309)
	$ 2,158	$ 2,909

As of December 28, 2008, the amount shown in assets held for sale on the consolidated balance sheet consists of assets related to the Company’s Westwind aircraft and a site the Company no longer plans to utilize. The amount in assets held for sale as of December 30, 2007 related to three closed restaurants. One of those restaurants was closed in the third quarter of 2007, while the other two restaurants were closed during the fourth quarter of 2005.

The Company ceases recognizing depreciation expense for all assets that are being held for sale. During 2008, the Company sold assets held for sale, including two restaurants and two sites the Company no longer plans to utilize. As a result of those sales, the Company received proceeds of $3.9 million and recorded a net gain of $0.4 million that is included in impairment, disposal and restructuring charges, net in the 2008 consolidated statement of operations.

9. Other Assets

Other assets consist of the following:

	December 28,	December 30,
	2008	2007
	(in thousands)

Non-qualified deferred compensation plan asset	$ 3,261	$ 9,977
Liquor licenses	3,534	3,374
Prepaid interest and finance costs	4,753	5,188
Notes receivable	—	115
Deferred tax asset non current portion	—	6,658
Other assets	6,963	2,670
	$ 18,511	$ 27,982

The prepaid interest and finance costs shown above are associated with the Company’s debt and are amortized over the life of the loan. The decrease in the nonqualified deferred compensation plan asset shown above is primarily related to losses on mutual fund investments, expected 2009 distributions of $2.8 million classified as current and actual distributions from the plan during 2008, partly offset by additional contributions to the plan by the plan participants and the Company. At December 28, 2008, the aggregate cost basis of these investments totaled $9.1 million. Included in other assets is an expected insurance recovery of $4.9 million related to a liquor liability claim where a verdict has been awarded in favor of the plaintiff (see Note 20 to consolidated financial statements).

10. Accrued Expenses

Accrued expenses consist of the following:

	December 28,	December 30,
	2008	2007
	(in thousands)

Accrued insurance expenses	$ 11,544	$ 10,676
Accrued employee benefits	4,086	3,778
Accrued interest	1,899	2,274
Accrued utilities	2,954	2,782
Accrued legal	846	860
Accrued other expenses	5,019	3,081
	$ 26,348	$ 23,451

The amount for accrued insurance expenses shown above primarily includes liabilities for workers’ compensation, general liability, and liquor liability claims. Included in accrued employee benefits are liabilities associated with the Company’s self-insured health insurance programs. The total of the accrued self-insured health insurance liabilities at December 28, 2008 and December 30, 2007 was $3.5 million and $3.2 million, respectively.

11. Long-Term Debt

Long-term debt consists of the following:

	December 28,	December 30,
	2008	2007
	(in thousands)
9% senior subordinated notes due 2013	$ 125,000	$ 125,000
Credit facility	23,812	—
Financing arrangements	531	1,149
Note payable to Stoney River Managing Partners	496	418
Secured mortgage note payable	48	76
	$ 149,887	$ 126,643
Fair value adjustments on hedged debt (Note 14)	3,488	1,190
Less current portion of long-term debt	(386)	(179)
Long-term debt, less current portion	$ 152,989	$ 127,654

The annual maturities of long-term debt, excluding the credit facility, as of December 28, 2008 were approximately: $386,000-2009;

$339,000-2010; $285,000-2011; $65,000-2012; $125,000,000- 2013.

(a) 9% Senior Subordinated Notes

In the fourth quarter of 2003, the Company amended and restated its Credit Agreement and issued $125 million aggregate principal amount of notes. The proceeds from the notes were used to pay off a term loan and to repay a portion of the credit loan under the Company’s bank credit facility. Interest on the notes accrues at the stated rate of 9 percent and is payable semi-annually on May 1 and November 1 of each year commencing May 1, 2004. The notes mature on November 1, 2013. The notes are unsecured, senior subordinated obligations and rank junior in right of payment to all of the Company’s existing and future senior debt (as defined in the indenture governing the notes).

The Company had in place at December 30, 2007 interest rate swaps which served as hedges of the variability of the fair value of $100.0 million of the $125.0 million of senior subordinated notes. At December 30, 2007, the fair value of the swaps was a fair value gain of $1.2 million and was shown in “Other Assets” on the consolidated balance sheet in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This pronouncement requires the Company to recognize its interest rate swaps as either assets or liabilities in the consolidated balance sheets at fair value. At December 31, 2006, the fair value loss of the swap was $1.7 million.

In December 2008, the counterparties to the Company’s swap agreements exercised their right to exit the agreement in exchange for a $3.5 million payment of the remaining swap value. The $3.5 million is recorded as a component of long-term debt and will be amortized over the life of the senior subordinated notes as a reduction to interest expense. At December 28, 2008, the Company had no derivative instruments.

(b) Credit Facility

The Company entered into a Second Amended and Restated Credit Agreement, dated as of October 18, 2006 (the “Credit Agreement”). The Credit Agreement amended and restated the Company’s existing senior secured credit facility entered into on November 4, 2003. The Credit Agreement provided for a five-year, $125.0 million credit facility and permitted the Company to request an increase in the principal amount of the facility of up to $25 million.

On July 12, 2007, the Company entered into a First Amendment (the “Amendment”) to the Credit Agreement. The Amendment removed liens on certain assets related to the Company’s commissary and permitted it to sell those assets at fair market value. This Amendment also allowed the Company to assign certain leases associated with its commissary properties.

On July 17, 2008, the Company amended its Credit Agreement by making changes to certain defined terms and conditions. This amendment allows for the exclusion of re-branding capital expenditures when calculating the fixed charge coverage ratio and reduced the maximum borrowing capacity under the Company’s Credit Agreement from $125.0 million to $100.0 million.

On December 5, 2008, the Company amended its Credit Agreement by making changes to certain defined terms and conditions. This amendment changed three of the four financial covenants: the maximum adjusted leverage ratio has been increased from 4.75 to 5.25 through the end of the current fiscal year, and 5.50 thereafter; the minimum fixed charge ratio has been reduced from 1.30 to 1.25; and the maximum senior leverage ratio has been reduced from 2.0 to 1.25. The Company’s pricing grid has been increased from 75 basis points over LIBOR on drawn balances and 25 basis points over LIBOR for undrawn balances to an initial 300 basis points over LIBOR on drawn balances and 62.5 basis points over LIBOR for undrawn balances. The Company’s maximum borrowing capacity has also been reduced from $100.0 million to $90.0 million, and will be further reduced to $65.0 million by the end of the first fiscal quarter of 2010. At December 28, 2008, the Company had $23.8 million outstanding on its credit facility and $12.6 million in letters of credit, which reduced its available borrowings under the Credit Agreement. Pursuant to the Credit Agreement, the Company has $53.6 million in remaining capacity at December 28, 2008.

The interest rates per annum applicable to loans outstanding under the Credit Agreement will, at the Company’s option, be equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (2.0 percent to 3.25 percent in the case of base rate loans and 2.75 percent to 4.0 percent in the case of LIBOR rate loans), depending on the Company’s adjusted debt to EBITDAR ratio. In addition to the interest payments required under the Credit Agreement, the Company is required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.5 percent to 0.875 percent per annum, depending on the Company’s adjusted debt to EBITDAR ratio.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires the Company to comply with certain financial covenants. The Company was in compliance with such covenants at December 28, 2008. The Company’s obligations under the Credit Agreement are secured by liens on substantially all of its assets, including a pledge of the capital stock of the Company’s material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

(c) Financing Arrangements

On November 11, 2004, the Company entered into an agreement with GE Capital Franchise Finance Corporation (“GE Capital”). Under the terms of the Program Agreement, GE Capital would provide financing to certain qualified franchisees of the Company’s O’Charley’s restaurants (typically those in which the Company has an ownership interest) in a maximum aggregate amount of $75,000,000. In consideration of GE Capital’s agreement to make financing available under the program to certain of the Company’s franchisees and joint venture partners, the Company agreed, subject to limitations, to guarantee payment to GE Capital for any ultimate net losses it may suffer in connection with loans under the program. On May 31, 2006, this financing agreement expired and the Company made the decision not to renew it, however the Company will remain as guarantor for the one loan outstanding under the program. As of December 30, 2007, $1.2 million in loans had been provided and $1.1 million was outstanding to an O’Charley’s joint venture under this financing arrangement. On March 14, 2008, the Company sold the related joint venture location and the majority of the proceeds were used to pay off the financing agreement. As of December 28, 2008, there were no amounts outstanding under this financing arrangement.

On August 21, 2008, the Company entered into three unsecured finance agreements relating to technology related maintenance. The financing agreements bear interest at 4.25 percent and are payable in monthly installments, including interest through October 2011.

(d) Note Payable to Stoney River Managing Partners

During fiscal 2008, 2007 and 2006, the Company purchased minority interests of four Stoney River restaurants in which the managing partner held an interest. The Company owes approximately $496,000 that bears interest at approximately 4.8 percent and is payable in five annual installments maturing in 2011, 2012 and 2013.

(e) Secured Mortgage Note Payable

The secured mortgage note payable at December 28, 2008 bears interest at 10.5 percent and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings, having a depreciated cost of approximately $366,855 at December 28, 2008.

12. Other Liabilities

Other liabilities consist of the following:

	December 28,	December 30,
	2008	2007
	(in thousands)

Deferred gain on sale leaseback transactions	$ 15,726	$ 16,782
Deferred rent	20,179	18,806
Nonqualified deferred compensation plan liability	3,261	9,977
Liability for uncertain tax positions	3,289	7,178
Other long-term liabilities	11,861	7,089
	$ 54,316	$ 59,832

The Company recognized a gain of $16.9 million on the sale and leaseback transactions completed during 2003 and a $4.5 million gain on the transaction completed in the first quarter of 2004. These gains are being deferred and amortized over the 20-year term of the leases that were entered into in conjunction with the transactions. The increase of $4.8 million in other long-term liabilities is due to $4.9 million related to a liquor liability claim where a verdict has been awarded in favor of the plaintiff (see Note 20 to consolidated financial statements).

13. Lease Commitments

The Company has various leases for certain restaurant land and buildings under operating lease agreements. These leases generally contain renewal options ranging from five to 20 years and require the Company to pay all executory costs, such as taxes, insurance and maintenance costs, in addition to the lease payments. Certain leases also provide for additional contingent rentals based on a percentage of sales in excess of a minimum rent. The Company leases certain equipment and fixtures under capital lease agreements having lease terms from three to seven years. The Company expects to exercise its options under these agreements to purchase the equipment in accordance with the provisions of the lease agreements.

As of December 28, 2008 and December 30, 2007, $13.7 million and $22.0 million, respectively, of net book value of the Company’s property and equipment were under capitalized lease obligations. The assets under capital lease obligation primarily relate to restaurant furniture and fixtures and equipment. Interest rates on capitalized lease obligations range from 3.8 percent to 7.6 percent.

Future minimum lease payments at December 28, 2008 are as follows:

	Capitalized
	Equipment	Operating
	Leases	Leases
	(in thousands)
2009	$ 6,529	$ 32,501
2010	1,763	32,259
2011	1,840	31,420
2012	—	31,148
2013	—	30,745
Thereafter	—	233,985
Total minimum lease payments	10,132	$ 392,058
Less amount representing interest	(439)
Net minimum lease payments	9,693
Less current portion	(6,254)
Capitalized lease obligations, net of current portion	$ 3,439

Rent expense for fiscal 2008, 2007 and 2006 for operating leases is as follows:

	2008	2007	2006
	(in thousands)
Minimum rentals	$31,328	$32,850	$32,693
Contingent rentals	286	416	401
	$31,614	$33,266	$33,094

14.	Derivative Instruments and Hedging Activities.

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

The Company’s fixed-rate debt obligations expose the Company to variability in the fair value of the fixed-rate debt due to changes in interest rates. To limit the variability of the debt’s fair value, management entered into interest rate swap agreements to manage fluctuations in fair value resulting from changes in interest rates. These swaps changed the fixed-rate cash flow on the debt obligations to variable cash flows. Under the terms of interest rate swaps, the Company received fixed interest rate payments and made variable interest rate payments, thereby creating the equivalent of variable rate debt.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of fair value associated with fixed rate, long-term debt obligations, along with the loss or gain on the hedged liability, are recorded in earnings.

At December 30, 2007, the Company had interest rate swap agreements with a financial institution that effectively converted $100 million of the fixed-rate indebtedness related to its $125.0 million senior subordinated notes due 2013 into variable-rate obligations. The swaps were based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirrored the interest terms and conditions on the notes; accordingly, the Company used the short-cut method to assess ineffectiveness of the hedging instruments. During the first quarter of 2008, one of the banks participating in the swaps decided to no longer participate, which reduced the total notional amount of the Company’s swaps by $22.0 million. On December 17, 2008, the remaining counterparties to the Company’s remaining swap agreements exercised their right to exit the agreements in exchange for $3.5 million payment of the remaining swap value, which is included as long-term debt in the Company’s consolidated balance sheet at December 28, 2008. This fair value adjustment will be amortized against interest expense over the life of the senior subordinated notes. The Company did not have any remaining swap arrangements as of December 28, 2008.

During 2006, $5,000 of deferred losses on interest rate swaps designed as cash flow hedges were reclassified out of other comprehensive income, when the related hedged variable rate debt was repaid and the swaps expired. At December 30, 2007 and December 28, 2008, the Company did not have any cash-flow-hedging derivative instruments outstanding.

15. Income Taxes

The total income tax expense (benefit) for each respective year is as follows:

	2008	2007	2006
	(in thousands)

Income taxes attributable to:
Earnings (loss) before income taxes	$ 14,823	$ (1,724)	$ 7,200
Shareholders’ equity, tax change in market value of derivative instruments	—	—	3
Shareholders’ equity, tax benefit derived from non-qualified stock options exercised	(177)	(737)	(818)
	$ 14,646	$ (2,461)	$ 6,385

Income tax expense (benefit) related to (loss)/ earnings before income taxes and for each respective year is as follows:

	2008	2007	2006
	(in thousands)
Current	$(7,843)	$8,804	$14,695
Deferred	22,666	(10,528)	(7,495)
	$14,823	$(1,724)	$7,200

Income tax expense attributable to (loss)/ earnings before income taxes and differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax earnings as a result of the following:

	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes due to:
State income taxes, net of federal tax benefit	(0.7)	(9.0)	2.5
Tax credits, primarily FICA tip credits	4.1	(95.3)	(18.0)
Federal and state income tax contingency accruals, net of federal tax benefit	0.6	9.1	3.1
Deferred compensation	0.0	5.4	(1.5)
Joint venture	(0.5)	2.8	1.0
Valuation allowance	(51.9)	24.2	5.1
Other	0.8	(3.5)	0.4
	(12.6)%	(31.3)%	27.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

	December 28,	December 30,
	2008	2007
	(in thousands)

Deferred tax assets:
Inventories, principally due to uniform capitalization	$ 557	$ 738
Accrued expenses	801	867
Workers’ compensation, general liability, and employee health insurance accruals	3,847	7,040
Accrued compensation	5,462	8,966
Restricted stock	2,210	1,961
Asset impairment and exit cost	11,961	8,813
Deferred gift card revenue	1,183	1,319
Tax credits, primarily FICA tip credits	17,629	10,665
Federal net operating loss carry back	914	—
State net operating loss carry forwards	4,170	4,900
Intangibles, including goodwill	18,674	—
Other	398	1,359
Total gross deferred tax assets	67,806	46,628
Deferred tax asset valuation allowance	(65,791)	(4,772)
Total net deferred tax assets	2,015	41,856
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation and amortization	4,230	3,246
Intangibles, including goodwill	—	18,159
Total gross deferred tax liabilities	4,230	21,405
Net deferred tax (liability) asset	$ (2,215)	$ 20,451

The net deferred tax assets are classified as follows:

	2008	2007
	(in thousands)

Deferred income taxes, non-current (liability) asset	$ (3,109)	$ 6,658
Deferred income taxes, current asset	894	13,793
	$ (2,215)	$ 20,451

The Company has gross state net operating loss carry-forwards of $114.7 million to reduce future tax liabilities, which begin to expire at various times starting in 2009 and federal general business tax credits of $17.6 million which begin to expire at various times starting in 2025.

The Company has established a valuation allowance of $65.8 million and $4.8 million as of December 28, 2008 and December 30, 2007, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized which includes substantially all deferred tax assets. The change in the deferred tax valuation allowance was $61.0 million in 2008. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Under SFAS No. 109, the Company is required to assess whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the goodwill impairment charge, the Company now has a three-year cumulative pre-tax loss. A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Therefore, the Company has established a valuation allowance against all deferred tax assets, with the exception of the federal net operating loss asset which will be carried back to offset prior years’ taxable income, and state deferred tax assets for one of the Company’s operating entities. The deferred tax valuation allowance may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. To form a conclusion that some or all of the deferred tax assets will be realized, the Company will need to generate three-year cumulative pre-tax income, and the Company will need to evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released.

Upon adoption of FIN No. 48 on January 1, 2007, the Company had a liability for uncertain tax positions of $6.8 million, including $1.0 million in interest. The net transition effect of the adoption to retained earnings was an increase of $0.4 million. Upon adoption, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate was $1.3 million.

The Company has $3.3 million and $8.7 million liability recorded for uncertain tax positions, including $0.7 million and $1.2 million in interest as of December 28, 2008 and December 30, 2007, respectively. The $5.4 million decrease in the liability is due to $5.8 million of tax and interest released as a result of tax positions taken during a prior year, the settlement of $0.2 million of unrecognized tax positions from the closing of Massachusetts and Kentucky Department of Revenue examinations, and a reduction of $0.5 million of tax and interest accrued as a result of a lapse of applicable statutes of limitation. The decrease is partially offset by an increase of $1.1 million of tax and interest accrued as a result of tax positions taken during the current fiscal year. As of December 28, 2008, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $0.7 million compared to $1.1 for fiscal 2007. The Company believes that $2.0 million of tax positions will be settled within twelve months of the year ended December 28, 2008 as a result of the closing of statutes for certain tax years and applications for change in method of accounting the Company expects to file during the same period. Those tax positions include certain deductions for goodwill amortization and bonus accruals. The tax years 2004 to 2007 remain open to examination by major taxing jurisdictions.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 28, 2008 and December 30, 2007. Per the disclosure requirements of FIN No. 48, the tabular reconciliation is shown without interest, and is adjusted for uncertain tax positions included in state net operating losses. The amount of interest expense is $0.7 million and $1.2 million and the adjustment for state net operating losses is $0.8 million and $0.9 million for fiscal years ended December 28, 2008 and December 30, 2007, respectively.

	2008	2007
	(in thousands)

Beginning balance	$8,364	$6,486
Gross prior year increases	463	3,938
Gross prior year decreases	(5,999)	(2,690)
Gross current year increases	1,176	2,692
Settlements	(162)	(1,821)
Lapse of statue of limitations	(444)	(241)
Ending balance	$3,398	$8,364

16.	Shareholders’ Equity

During 2008, the Company paid a dividend of $0.06 per share during the first, second and third quarters to its shareholders. Total dividends of $3.9 million were recorded in 2008 as a reduction to retained earnings. On May 18, 2007, the Company announced that its Board of Directors approved an increase in the Company’s existing share repurchase authorization from $25 million to $50 million. On February 7, 2008, the Company announced that its Board of Directors approved an increase in its share repurchase authorization of $20 million. As of December 28, 2008, the Company had repurchased 4.0 million shares of its common stock on the open market for $54.8 million, which has been recorded as a reduction to common stock. The Company’s repurchase price average was $13.57 per share. The share repurchase authorization does not have an expiration date and the pace of repurchase activity will depend on factors such as levels of cash generation from operations, cash requirements for strategic initiatives, repayment of debt, current stock price, and other factors. Pursuant to the Credit Agreement and the bond indenture, the “basket” available to pay dividends and repurchase shares is equal to $62.5 million plus 50% of cumulative net earnings since the beginning of fiscal 2006. Based upon the Company’s cumulative net loss since the beginning of fiscal 2006, the Company cannot repurchase any more shares of its stock at this time. The share repurchase program may be modified or discontinued at any time.

The Company’s charter authorizes 100,000 shares of preferred stock which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 28, 2008, no preferred shares had been issued.

On January 27, 2003, the Company issued 941,176 shares of common stock to the former owners of Ninety Nine as part of the purchase price of the acquisition of Ninety Nine restaurants. The Company issued an additional 390,586 shares in January 2004, 407,843 shares in January 2005, 407,843 shares in January 2006, 94,118 in January 2007, and 94,118 in January of 2008. The issuance of the shares to the former owners of Ninety Nine was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933.

17. (Loss) Earnings Per Share and Weighted Average Shares

The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted (loss) earnings per share. As the Company incurred a net loss in fiscal 2008, the weighted average common shares outstanding used in the determination of the fiscal 2008 loss per common share is used for the diluted loss per common share as well.

	2008	2007	2006
	(in thousands)

Net (loss) earnings	$(132,497)	$7,232	$18,890

Weighted average shares outstanding - basic	20,898	23,352	23,323
Incremental shares	—	292	265
Weighted average shares outstanding - diluted	20,898	23,644	23,588

Basic (loss) earnings per common share	$(6.34)	$0.31	$0.81
Diluted (loss) earnings per common share	$(6.34)	$0.31	$0.80

For fiscal years 2008, 2007, and 2006, the number of anti-dilutive common stock equivalents excluded from the diluted weighted average shares calculation was approximately 1,216,000, 866,000, and 1,033,000, respectively.

18. Team Member Benefit Plans

The Company maintains a 401(k) salary reduction and profit-sharing plan called the O’Charley’s Inc. 401(k) Plan (the “Plan”). Under the Plan, team members can make contributions, subject to an annual statutory limit, of the lesser of 60 percent of their annual compensation or $15,500. The Company contributes annually to the Plan an amount equal to 50 percent of team member contributions up to 3 percent of the team member’s annual compensation, subject to certain limitations. Company contributions vest at the rate of 25 percent each year beginning after the team member’s initial year of employment. Additional employer contributions over the initial contribution are made at the discretion of the Board of Directors. Company contributions were approximately $1,026,000 in 2008, $1,103,000 in 2007 and $1,107,000 in 2006.

The Company maintains a deferred compensation plan for a select group of management team members to provide supplemental retirement income benefits through deferrals of salary and bonus. Participants in this plan can contribute, on a pre-tax basis, up to 50 percent of their base pay and 100 percent of their annual performance bonuses. The Company contributes annually to this plan an amount equal to a matching formula of each participant’s deferrals. Company contributions were approximately $444,000 in 2008, $480,000 in 2007 and $383,000 in 2006. The amount of the deferred compensation plan liability, payable to the participants at December 28, 2008 and December 30, 2007, was approximately $6,033,000 and $9,977,000, respectively, and is recorded in other liabilities (current and long-term) and other assets (current and long-term) on the consolidated balance sheet for fiscal 2008 and other liabilities and other assets for fiscal 2007.

19. Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information is as follows:

	2008	2007	____2006____
		(in thousands)
Cash paid for interest	$11,341	$12,314	$14,311
Income taxes (refunded) paid, net	(2,519)	7,640	10,083
Other non-cash transactions:
Transfer of assets between assets held-for-sale and property and equipment, net	3,308	4,410	(198)
Change in fair value of hedging instrument	2,298	1,189	—
Financed maintenance agreements	531	—	—
Additions to capitalized lease obligations	$479	$—	$—

20. Litigation and Contingencies

On November 5, 2007, the Company filed suit in Davidson County, Tennessee, against Richard Arras, Steven Pahl and Wi-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to Wi-Tenn Restaurants, LLC, a joint venture owned 50% by the Company and 50% by the Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin, against the Company and seven of its current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment, stemming from Defendants’ ownership in Wi-Tenn Restaurants, LLC (the “Wisconsin Action”). The Company filed a motion to dismiss Defendants’ complaint in the Wisconsin Action and this motion was granted on August 12, 2008, resulting in dismissal of the Wisconsin Action. On February 15, 2008, Defendants filed a counterclaim in the Tennessee Action against the Company and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). The Tennessee Counterclaim was amended and asserts ten causes of action including the claims asserted in the Wisconsin Action, claims under the Tennessee Securities Act and Delaware Securities Act, claims under the Tennessee Consumer Protection Act, and claims for tortuous interference, breach of fiduciary duty and breach of contract. The Tennessee Counterclaim alleges damages in excess of $75,000. On August 6, 2008, the Court in the Tennessee Action dismissed Defendants’ Counterclaims concerning the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, Tennessee Securities Act and Delaware Securities Act with prejudice and required Defendants to re-plead their claims under the Tennessee Consumer Protection Act and their claims for fraud, misrepresentation, tortuous interference and breach of contract. The Court subsequently dismissed Defendants’ counterclaim of breach of contract. The Company has amended its complaint to include claims against Sun Capital Partners, Inc., Boston Market Corporation and Marketing Dining Holding, LLC, for interference in the Company’s contractual and business relationships with Defendants. O’Charley’s denies all liability and intends to vigorously contest the allegations contained in the Tennessee Counterclaim and to vigorously prosecute the Tennessee Action against the Defendants and Sun Capital Partners, Boston Market and Market Dining Holding. During the fourth fiscal quarter of 2008, the Company recorded an impairment charge of $2.6 million on the one Wi-Tenn restaurant located in Grand Chute, Wisconsin. The Tennessee Action is set for trial on December 7, 2009.

On October 30, 2008, a jury in the matter of Laurie Clifford v. David Kvinlaug, Geno Barone, O’Charley’s, Inc. and 99 Restaurants of Boston, LLC, Essex (Massachusetts) Superior Court, Civil Action No. 2004-00041, rendered a verdict in favor of the plaintiff awarding damages in the amount of approximately $3.2 million plus prejudgment interest of approximately $1.9 million as of the date of the verdict. The plaintiff in this matter alleged claims relating to injury caused by an intoxicated person who was served alcoholic beverages at one of the Company’s Ninety Nine restaurants. The judgment is not yet final and is subject to post-trial motions and appeal. The Company maintains insurance to cover these types of claims, subject to a self-insured retention of $500,000. Based on the information currently available, and acknowledging the uncertainty of litigation, the December 28, 2008 consolidated balance sheet reflects the amount awarded plus pre-judgment interest, estimated post-judgment interest, and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Liabilities” and “Other Assets,” respectively. The Company’s primary insurance carrier has asserted a reservation of rights, claiming that it did not receive timely notice of this matter from the Company’s third party claims administrator in accordance with the terms of the policy. The Company intends to appeal the judgment once finalized in the event it is not successful in invalidating the judgment through its post-trial motions and believes that it has valid coverage under its insurance policies for amounts in excess of its self-insured retention. There can be no assurance, however, that the Company will be successful in its post-trial motions or appeal of the judgment or, in the event it is not successful, that it will prevail in any dispute with its insurance carrier regarding the validity of its coverage, which could have a material adverse impact on the Company’s consolidated financial position and results of operations.

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

21. Franchising Arrangements

Meritage

On December 30, 2003, the Company entered into a multi-unit franchise agreement with a franchisee, Meritage Hospitality Group, Inc. to develop and operate O’Charley’s restaurants in Michigan. The agreement specifies the franchisee will develop 15 new O’Charley’s restaurants.

The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining 13 restaurants. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $212,500 as development fees at the closing of the agreement, which represents half of the fees associated with the 15 restaurants agreed upon. The franchisee is required to pay the other half of the development fee to the Company as each new restaurant opens. The Company did not recognize any development fee income in 2008 or 2007 however the Company did recognize $25,000 and $100,000 in development fees in fiscal 2006 and 2005, respectively, related to the opening of franchised restaurants. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens. Additionally, pursuant to a settlement agreement that the Company reached with Meritage in 2007 related to a lawsuit which Meritage has dismissed, the Company agreed to provide certain financial and other accommodations to Meritage, including the tolling of Meritage’s development obligations as well as temporary franchise fee relief.

Four Star Restaurant Group, LLC

On March 28, 2005, the Company entered into a Development Agreement with Four Star Restaurant Group, LLC and Michael R. Johnson. Under the terms of the agreement, Four Star Restaurant Group, LLC had the right to develop and operate up to ten new O’Charley’s restaurants over the next six years in certain markets in the states of Iowa, Nebraska, Topeka, Kansas and Eastern South Dakota.

The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $100,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the ten restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fee to the Company as each new restaurant opens. Additionally, pursuant to a Special Assistance Agreement, the Company agreed to provide certain financial and other accommodations to Four Star Restaurant Group, LLC, including temporary royalty relief and the return of a portion of the pre-paid development fees. Under this agreement all territorial rights and grants under the Development Agreement were revoked and terminated. Upon the fulfillment of certain requirements by Four Star Restaurant Group, LLC within 2 years of the execution of the Special Assistance Agreement, they have the right to construct one additional new restaurant in either the greater Omaha, Nebraska area or the greater Des Moines, Iowa area. During 2007, this franchisee opened one restaurant in Des Moines, Iowa and the Company recognized development fees of $50,000 in income. The Company did not recognize any development fee income in 2008.

O’Candall Group, Inc.

On May 18, 2005, the Company entered into a Development Agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants by 2013. As of December 28, 2008 the franchisee had opened three O’Charley’s restaurants. The initial development plans are expected to focus on the Tampa, Florida, Orlando, Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio markets.

The franchising arrangement requires the Company to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 for the initial restaurants and $25,000 each for the remaining restaurants in each of its five granted areas. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $500,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to the Company as each new restaurant opens. The Company recognized income of $50,000 in development fees in fiscal 2008, fiscal 2007 and fiscal 2006 related to the opening of franchised restaurants. The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

Delaware North Companies Travel Hospitality Services, Inc.

On February 1, 2007, the Company entered into an Operating Agreement with Delaware North Companies Travel Hospitality Services (“DNC”). Under the terms of the agreement, DNC and/or certain of its affiliates developed and operate one new O’Charley’s Restaurant in the Nashville International Airport located in Nashville Tennessee.

The Operating Agreement requires the Company to provide access to certain contractual arrangements that it has with its vendors in order for the franchisee to benefit from those contracts. The fees for the franchisee were $30,000 for the restaurant. The franchisee is also required to pay a franchise fee that is based on a percentage of sales. The Company recognized $30,000 in development fees in fiscal 2007 related to the opening of the franchised restaurant.

22. Quarterly Financial and Restaurant Operating Data (Unaudited)

The following is a summary of certain quarterly results of operations data for each of the last two fiscal years. Fiscal year 2008 and 2007 consisted of 52 weeks.

	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
(dollars in thousands, except per share data)
2008
Revenues	$ 297,495	$ 221,143	$ 209,642	$ 202,880
Income (loss) from operations	$ 8,578	$ 394	$ (48,614)	$ (63,057)
Net earnings (loss)	$ 10,377	$ (7,834)	$ (66,822)	$ (68,217)
Basic earnings (loss) per common share (4)	$ 0.48	$ (0.38)	$ (3.29)	$ (3.34)
Diluted earnings (loss) per common share (4)	$ 0.48	$ (0.38)	$ (3.29)	$ (3.34)
Company-owned restaurants in operation, end of quarter	352	355	357	359

2007
Revenues	$ 312,889	$ 228,755	$ 220,898	$ 215,208
Income from operations	$ 14,617	$ 368	$ 1,027	$ 1,813
Net earnings (loss)	$ 8,008	$ (1,146)	$ (357)	$ 727
Basic earnings (loss) per common share (4)	$ 0.34	$ (0.05)	$ (0.02)	$ 0.03
Diluted earnings (loss) per common share (4)	$ 0.33	$ (0.05)	$ (0.02)	$ 0.03
Company-owned restaurants in operation, end of quarter	353	352	353	354

(1) During the second quarter 2008, the Company recorded impairment charges with respect to two O’Charley’s restaurants and one Ninety Nine restaurant, all of which will remain open, resulting in a total impairment charge of $1.9 million. During the second quarter 2007, the Company recognized impairment charges of $8.1 million, of which $7.6 million was related to the sale of its commissary.

(2) During the third quarter 2008, the Company recorded an estimated goodwill impairment charge of $48.0 million related to its Ninety Nine restaurants (see Note 3 of consolidated financial statements) and a valuation allowance against the Company’s deferred tax assets of $36.0 million. During the third quarter of 2007, the Company recorded severance charges and related charges of $2.0 million associated with organization charges, and impairment charges of $3.5 million associated with one restaurant that the Company closed and another restaurant that remained open.

(3) During the fourth quarter 2008, the Company recorded an additional goodwill impairment charge of $45.7 million related to its Ninety Nine and Stoney River restaurants (see Note 3 of consolidated financial statements). The Company also recorded restaurant impairment charges of $15.4 for five O’Charley’s restaurants, nine Ninety Nine restaurants, two Stoney River restaurants, all of which will remain open, and the Company’s one airplane. The Company also recorded a valuation allowance against the Company’s deferred tax assets of $25.6 million. During the fourth quarter 2007, the Company incurred impairment, disposal and restructuring charges of $3.0 million, of which $0.3 million was related to additional severance charges for the closure of the commissary operation, and $3.0 million of impairment charges associated with the write-down of three underperforming restaurants, of which have remained open, and a gain of $0.3 million of the sale of a closed restaurant location.

(4) Quarterly earnings (loss) per share calculations may not add to reported year-to-date earnings (loss) per share due to share repurchases and other changes in weighted shares outstanding.

23. Commitments

The Company has purchase commitments with various vendors through 2015. Outstanding commitments as of December 28, 2008 were $219.2 million. These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, the Company used the existing market prices at December 28, 2008 to determine the amount of the obligation. All of the purchase obligations shown are based on variable pricing that is adjusted annually.

24. Subsequent Events

None.

25. Supplementary Condensed Consolidating Financial Information of Subsidiary Guarantors

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent Senior Subordinated Notes due 2013. The obligations of the Company under the Senior Subordinated Notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company and the subsidiary guarantors as of December 28, 2008 and December 30, 2007 and for each of the fiscal years in the three-year period ended December 28, 2008.

Consolidating Balance Sheet

As of December 28, 2008

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$2,924	$(2,639)	$6,533	$6,818
Trade accounts receivable, less allowance for doubtful accounts	15,254	7,825	(199)	22,880
Intercompany receivable (payable)	(289,991)	256,670	33,321	—
Inventories	4,535	19,187	66	23,788
Deferred income taxes	510	384	—	894
Assets held for sale	809	1,349	—	2,158
Other current assets	1,972	4,963	43	6,978
Total current assets (liabilities)	(263,987)	287,739	39,764	63,516
Property and equipment, net	279,656	129,657	2,976	412,289
Goodwill	—	—	—	—
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	216,067	33,309	(230,865)	18,511
Total Assets (Liabilities)	$231,761	$476,626	$(188,125)	$520,262
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$7,552	$3,205	$5,709	$16,466
Accrued payroll and related expenses	13,235	3,856	11	17,102
Accrued expenses	17,742	8,840	(234)	26,348
Deferred revenue	—	18,690	(578)	18,112
Federal, state and local taxes (receivable) payable	(14,408)	25,045	94	10,731
Current portion of long-term debt and capitalized lease obligations	6,010	630	—	6,640
Total current liabilities	30,131	60,266	5,002	95,399
Deferred income taxes	3,109	—	—	3,109
Other liabilities	30,212	23,169	935	54,316
Long-term debt, less current portion	174,774	883	(22,668)	152,989
Capitalized lease obligations, less current portion	2,917	522	—	3,439
Shareholders’ Equity (Deficit):
Common stock	114,071	343,431	(300,672)	156,830
Retained earnings (accumulated deficit)	(123,453)	48,355	129,278	54,180
Total shareholders’ equity (deficit)	(9,382)	391,786	(171,394)	211,010
Total Liabilities and Shareholders’ Equity (Deficit)	$231,761	$476,626	$(188,125)	$520,262

Consolidating Balance Sheet

December 30, 2007

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$3,680	$6,269	$33	$9,982
Trade accounts receivable, less allowance for doubtful accounts	8,549	9,085	(282)	17,352
Intercompany receivable (payable)	(270,585)	238,354	32,231	—
Inventories	4,106	14,220	56	18,382
Deferred income taxes	13,409	384	—	13,793
Assets held for sale	1,468	—	1,441	2,909
Other current assets	1,794	1,576	54	3,424
Total current assets (liabilities)	(237,579)	269,888	33,533	65,842
Property and equipment, net	291,455	138,374	5,923	435,752
Goodwill	—	93,461	—	93,461
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	224,494	32,802	(229,314)	27,982
Total Assets (Liabilities)	$278,395	$560,446	$(189,858)	$648,983
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$9,330	$2,498	$(1,020)	$10,808
Accrued payroll and related expenses	13,275	4,474	12	17,761
Accrued expenses	16,238	7,614	(401)	23,451
Deferred revenue	—	18,270	(462)	17,808
Federal, state and local taxes (receivable) payable	(17,053)	25,535	80	8,562
Current portion of long-term debt and capitalized lease obligations	7,972	573	52	8,597
Total current liabilities	29,762	58,964	(1,739)	86,987
Other liabilities	35,001	23,908	923	59,832
Long-term debt, less current portion	147,394	320	(20,060)	127,654
Capitalized lease obligations, less current portion	8,221	763	—	8,984
Shareholders’ Equity (Deficit):
Common stock	132,218	343,430	(300,663)	174,985
Retained earnings (accumulated deficit)	(74,201)	133,061	131,681	190,541
Total shareholders’ equity (deficit)	58,017	476,491	(168,982)	365,526
Total Liabilities and Shareholders’ Equity (Deficit)	$278,395	$560,446	$(189,858)	$648,983

Consolidating Statement of Operations

For the Year Ended December 28, 2008

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$ 522,106	$ 383,718	$ 24,493	$ 930,317
Commissary sales	—	85,234	(85,234)	—
Franchise and other revenue	996	157	(310)	843
	523,102	469,109	(61,051)	931,160
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	153,296	113,908	8,801	276,005
Payroll and benefits	192,057	139,581	(5,642)	325,996
Restaurant operating costs	97,552	72,396	18,018	187,966
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	442,905	325,885	21,177	789,967

Cost of commissary sales	—	85,047	(85,047)	—
Advertising and marketing expenses	—	33,888	369	34,257
General and administrative expenses	6,554	38,902	(1,164)	44,292
Depreciation and amortization of property and equipment	29,322	20,540	914	50,776
Impairment, disposal and restructuring charges, net	4,797	9,808	2,384	16,989
Goodwill impairment	—	93,656	—	93,656
Pre-opening costs	2,181	1,740	—	3,921
	485,759	609,466	(61,367)	1,033,858
Income (Loss) from Operations	37,343	(140,357)	316	(102,698)
Other Expense (Income):
Interest expense, net	18,257	(3,964)	673	14,966
Other, net	10	—	—	10
	18,267	(3,964)	673	14,976
Earnings(Loss) Before Income Taxes	19,076	(136,393)	(357)	(117,674)
Income Tax (Benefit) Expense	15,172	(349)	—	14,823
Net (Loss) Earnings	$ 3,904	$ (136,044)	$ (357)	$ (132,497)

Consolidating Statement of Operations

For the Year Ended December 30, 2007

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$ 542,900	$ 398,991	$ 27,606	$ 969,497
Commissary sales	—	244,553	(236,770)	7,783
Franchise and other revenue	935	(105)	(358)	472
	543,835	643,439	(209,522)	977,752
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	157,993	116,854	9,252	284,099
Payroll and benefits	192,807	142,854	(4,017)	331,644
Restaurant operating costs	97,254	69,562	17,975	184,791
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	448,054	329,270	23,210	800,534

Cost of commissary sales	—	243,790	(236,090)	7,700
Advertising and marketing expenses	—	32,150	387	32,537
General and administrative expenses	9,386	42,705	(3,421)	48,670
Depreciation and amortization of property and equipment	28,746	20,946	1,190	50,882
Impairment, disposal and restructuring charges, net	(91)	11,619	5,009	16,537
Pre-opening costs	1,801	1,311	(47)	3,065
	487,896	681,791	(209,762)	959,925
Income (Loss) from Operations	55,939	(38,352)	240	17,827
Other Expense (Income):
Interest expense, net	15,421	(3,898)	806	12,329
Other, net	54,280	(54,290)	—	(10)
	69,701	(58,188)	806	12,319
(Loss) Earnings Before Income Taxes	(13,762)	19,836	(566)	5,508
Income Tax (Benefit) Expense	4,307	(6,208)	177	(1,724)
Net (Loss) Earnings	$ (18,069)	$ 26,044	$ (743)	$ 7,232

Consolidating Statement of Operations

For the Year Ended December 31, 2006

			Minor
			Subsidiaries
			and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$ 556,472	$ 395,983	$ 26,296	$ 978,751
Commissary sales	—	300,205	(289,860)	10,345
Franchise and other revenue	710	—	(282)	428
	557,182	696,188	(263,846)	989,524
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	177,023	118,639	(3,903)	291,759
Payroll and benefits	195,941	141,452	(8,584)	328,809
Restaurant operating costs	98,595	66,851	20,492	185,938
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	471,559	326,942	8,005	806,506

Cost of commissary sales	—	284,493	(275,428)	9,065
Advertising and marketing expenses	—	27,722	195	27,917
General and administrative expenses	6,567	45,425	219	52,211
Depreciation and amortization of property and equipment	27,339	18,886	389	46,614
Impairment, disposal and restructuring charges, net	2,021	77	—	2,098
Pre-opening costs	1,751	2,206	671	4,628
	509,237	705,751	(265,949)	949,039
Income (Loss) from Operations	47,945	(9,563)	2,103	40,485
Other Expense (Income):
Interest expense, net	17,111	(3,140)	430	14,401
Other, net	69,597	(69,603)	—	(6)
	86,708	(72,743)	430	14,395
(Loss) Earnings Before Income Taxes	(38,763)	63,180	1,673	26,090
Income Tax (Benefit) Expense	(6,801)	13,538	463	7,200
Net (Loss) Earnings	$ (31,962)	$ 49,642	$ 1,210	$ 18,890

Consolidating Statement of Cash Flows

For the Year Ended December 28, 2008

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$ 3,904	$ (136,044)	$ (357)	$ (132,497)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	29,322	20,540	914	50,776
Amortization of debt issuance costs, net	1,326	—	—	1,326
Deferred income taxes and other income tax related items	22,666	—	—	22,666
Share-based compensation	5,917	—	—	5,917
Amortization of deferred gain on sale-leasebacks	(1,056)	—	—	(1,056)
Loss on the sale of assets	59	—	—	59
Goodwill impairment	—	93,656	—	93,656
Non-cash impairment, disposal and restructuring charges, net	46	14,208	2,634	16,888
Changes in assets and liabilities:
Trade accounts and other receivables	(3,217)	1,260	(83)	(2,040)
Inventories	(430)	(4,967)	(9)	(5,406)
Other current assets	(2)	(3,386)	10	(3,378)
Trade accounts payable	(1,777)	707	6,728	5,658
Deferred revenue	—	420	(116)	304
Accrued payroll, accrued expenses, and federal, state and local taxes	3,492	119	180	3,791
Other long-term assets and liabilities	(3,439)	(1,035)	1,563	(2,911)
Net cash provided by (used in) operating activities	56,811	(14,522)	11,464	53,753
Cash Flows from Investing Activities:
Additions to property and equipment	(20,582)	(28,851)	2,033	(47,400)
Proceeds from the sale of assets	2,405	—	1,779	4,184
Other, net	(26,735)	34,465	(7,627)	103
Net cash (used in) provided by investing activities	(44,912)	5,614	(3,815)	(43,113)
Cash Flows from Financing Activities:
Proceeds from long-term debt	23,812	—	—	23,812
Payments on long-term debt and capitalized lease obligations	(8,360)	—	(1,149)	(9,509)
Dividends Paid	(3,864)	—	—	(3,864)
Shares repurchased	(24,775)	—	—	(24,775)
Excess tax benefit derived from share-based payments	177	—	—	177
Debt issuance costs	(891)	—	—	(891)
Other financing activities	137	—	—	137
Proceeds from the exercise of stock options and issuances under stock purchase plan	1,109	—	—	1,109
Net cash used in financing activities	(12,655)	—	(1,149)	(13,804)
(Decrease) increase in cash and cash equivalents	(756)	(8,908)	6,500	(3,164)
Cash and cash equivalents at beginning of the year	3,680	6,269	33	9,982
Cash and cash equivalents at end of the year	$ 2,924	$ (2,639)	$ 6,533	$ 6,818

Consolidating Statement of Cash Flows

For the Year Ended December 30, 2007

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$ (18,069)	$ 26,044	$ (743)	$ 7,232
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	28,746	20,946	1,190	50,882
Amortization of debt issuance costs, net	870	—	—	870
Deferred income taxes and other income tax related items	(7,760)	—	—	(7,760)
Share-based compensation	4,036	—	—	4,036
Amortization of deferred gain on sale-leasebacks	(1,056)	—	—	(1,056)
Loss on the sale of assets	199	—	—	199
Impairment, disposal and restructuring charges, net	(2,647)	11,619	5,010	13,982
Changes in assets and liabilities:
Trade accounts receivable	(1,834)	(651)	36	(2,449)
Inventories	(432)	12,712	30	12,310
Other current assets	423	955	(4)	1,374
Trade accounts payable	(6,728)	(4,453)	4,441	(6,740)
Deferred revenue	—	(1,972)	16	(1,956)
Accrued payroll, accrued expenses, and federal, state and local taxes	(10,058)	173	(29)	(9,914)
Other long-term assets and liabilities	2,958	(1,186)	2,131	3,903
Net cash (used in) provided by operating activities	(11,352)	64,187	12,078	64,913
Cash Flows from Investing Activities:
Additions to property and equipment	(18,835)	(31,482)	(1,681)	(51,998)
Proceeds from the sale of assets	4,303	10,391	—	14,694
Other, net	64,191	(53,351)	(10,694)	146
Net cash provided by (used in) investing activities	49,659	(74,442)	(12,375)	(37,158)
Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(10,415)	—	—	(10,415)
Dividends Paid	(4,228)	—	—	(4,228)
Shares repurchased	(30,000)	—	—	(30,000)
Excess tax benefit derived from share-based payments	737	—	—	737
Debt issuance costs	(52)	—	—	(52)
Proceeds from the exercise of stock options and issuances under stock purchase plan	6,262	—	—	6,262
Net cash used in financing activities	(37,696)	—	—	(37,696)
Increase (decrease) in cash and cash equivalents	611	(10,255)	(297)	(9,941)
Cash and cash equivalents at beginning of the year	3,069	16,524	330	19,923
Cash and cash equivalents at end of the year	$ 3,680	$ 6,269	$ 33	$ 9,982

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$ (31,962)	$ 49,642	$ 1,210	$ 18,890
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	27,339	18,886	389	46,614
Amortization of debt issuance costs, net	1,342	—	—	1,342
Deferred income taxes and other income tax related items	(7,495)	—	—	(7,495)
Share-based compensation	2,655	—	—	2,655
Amortization of deferred gain on sale-leasebacks	(1,077)	—	—	(1,077)
Loss on the sale of assets	139	—	—	139
Impairment, disposal and restructuring charges, net	2,534	—	—	2,534
Changes in assets and liabilities:
Trade accounts receivable	(1,447)	(892)	288	(2,051)
Inventories	250	14,034	450	14,734
Other current assets	286	702	(1,386)	(398)
Trade accounts payable	3,646	(9,564)	1,592	(4,326)
Deferred revenue	(9,466)	8,361	(523)	(1,628)
Accrued payroll, accrued expenses, and federal, state and local taxes	7,555	2,370	1,169	11,094
Other long-term assets and liabilities	(3,857)	4,584	1,473	2,200
Net cash provided by (used in) operating activities	(9,558)	88,123	4,662	83,227
Cash Flows from Investing Activities:
Additions to property and equipment	(14,336)	(34,113)	(5,167)	(53,616)
Proceeds from the sale of assets	7,917	—	—	7,917
Other, net	39,476	(40,558)	819	(263)
Net cash (used in) provided by investing activities	33,057	(74,671)	(4,348)	(45,962)
Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(31,718)	—	—	(31,718)
Excess tax benefit derived from share-based payments	818	—	—	818
Debt issuance costs	(1,011)	—	—	(1,011)
Proceeds from the exercise of stock options and issuances under stock purchase plan	8,870	—	—	8,870
Net cash used in financing activities	(23,041)	—	—	(23,041)
Increase (decrease) in cash and cash equivalents	458	13,452	314	14,224
Cash and cash equivalents at beginning of the year	2,611	3,072	16	5,699
Cash and cash equivalents at end of the year	$ 3,069	$ 16,524	$ 330	$ 19,923

Schedule II Valuation and Qualifying Accounts

Additions
	Balance at	charged to	Charged to		Balance
	beginning	costs and	other		at end
Description	of period	expenses	accounts	Deductions	of period
(Dollars in thousands)
Valuation allowance for deferred tax assets
Year ended December 28, 2008	$ 4,772	$ 61,621	$ —	$ 602	$ 65,791
Year ended December 30, 2007	$ 4,288	$ 485	$ —	$ 1	$ 4,772
Year ended December 31, 2006	$ 2,961	$ 1,340	$ —	$ 13	$ 4,288

For the year ended December 28, 2008, the additions charged to costs and expenses are more than prior years due to the establishment of the valuation allowance against substantially all deferred tax assets. The deductions for the year ended December 28, 2008 are greater than prior years due to utilization of state net operating losses, which have been reduced for state adjustment items as required by FIN No. 48. Further discussion of the $61.6 million charge in 2008 is contained in footnote 15 to the consolidated financial statements.

See accompanying report of the independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 28, 2008, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the preparation of our results for the quarter ended October 5, 2008, adjustments associated with deferred taxes for indefinite life intangible assets were made to the deferred income tax valuation allowance. These adjustments were not identified through our internal review procedures. As a result of management’s failure to identify this item, our principal executive officer and principal financial officer determined a control deficiency with respect to review of the deferred tax valuation allowance constituted a material weakness in our internal control over financial reporting. During our fiscal quarter ended December 28, 2008, the Company remediated this material weakness. Except as described above, there were no changes in our internal control over financial reporting during our fiscal quarter ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

O’Charley’s Inc.:

We have audited O’Charley’s Inc.’s (the Company’s) internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, O’Charley’s Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O’Charley’s Inc. as of December 28, 2008 and December 30, 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 28, 2008, and our report dated March 10, 2009expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee

March 10, 2009

Item 9B. Other Information.

Effective March 11, 2009, O’Charley’s Inc. entered into second amendments to the existing executive employment agreements with certain of its senior executive officers, including the following: Lawrence E. Hyatt, Interim President and Chief Executive, Chief Financial Officer and Treasurer; Jeffrey D. Warne, Concept President — O’Charley’s; John R. Grady, Concept President — Ninety Nine Restaurants; and Lawrence D. Taylor, Chief Supply Chain Officer.

The amendments extend the initial term of each of the executive employment agreements until March 2, 2012, the same date as the stock purchase options granted to such officers for 2009 are scheduled to vest.   The form of second amendment to the executive employment agreements is attached hereto as Exhibit 10.55.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 13, 2009, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 13, 2009, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Director Compensation” and “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 13, 2009, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Security Ownership of Certain Beneficial Owners,” “Election of Directors” and “Equity Compensation Plans” information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 13, 2009, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Certain Transactions” information required by Item 13 of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 13, 2009, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Fees Billed to the Company by KPMG LLP During 2008 and 2007” information required by Item 14 of Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements: See Item 8

2.	Financial Statement Schedules: See Item 8

3.	Management Contracts and Compensatory Plans and Arrangements

•	O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.4)

•	First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.5)

•	Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.6)

•	Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.7)

•	Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (included as Exhibit 10.8)

•	O’Charley’s 1991 Stock Option Plan for Outside Directors, as amended (included as Exhibit 10.9)

•	CHUX Ownership Plan, as amended (included as Exhibit 10.10)

•	O’Charley’s 2000 Stock Incentive Plan (included as Exhibit 10.11)

•	O’Charley’s Inc. Executive Incentive Plan (included as Exhibit 10.12)

•	O’Charley’s Inc. 2008 Equity and Incentive Plan (included as Exhibit 10.13)

•	Form of Incentive Stock Option Agreement (included as Exhibit 10.33)

•	Form of Non-Qualified Stock Option Agreement (included as Exhibit 10.34)

•	Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (included as Exhibit 10.35)

•	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (included as Exhibit 10.36)

•	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (included as Exhibit 10.37)

•	Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (included as Exhibit 10.38)

•	Form of Restricted Stock Agreement for Directors (included as Exhibit 10.39)

•	Summary of Director and Executive Officer Compensation (included as Exhibit 10.50)

•	O’Charley’s Inc. Deferred Compensation Plan (as amended) (included as Exhibit 10.51)

•	Amendment to CHUX Ownership Plan (included as Exhibit 10.52)

•	Form of Executive Employment Agreement, dated November 6, 2007, between O’Charley’s Inc. and each of Lawrence E. Hyatt, Jeffrey D. Warne and John R. Grady (included as Exhibit 10.53)

•	Form of First Amendment to O’Charley’s Inc. Executive Employment Agreement, dated January 12, 2009 (included as Exhibit 10.54)

• Form of Second Amendment to O’Charley’s Inc. Executive Employment Agreement, dated March 11, 2009 (included as Exhibit 10.55)

•	First Amendment to O’Charley’s Inc. Executive Employment Agreement between O’Charley’s Inc. and Lawrence E. Hyatt dated January 12, 2009 (included as Exhibit 10.56)

•	Executive Employment Agreement, dated March 10, 2008, between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.57)

•	Transition Agreement and General Release, dated February 12, 2009, between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.58)

4. Exhibits:

Exhibit Number		Description
2.1	—

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

3.1	—	Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 21, 2008)
3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 21, 2008)
4.1	—	Form of Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)
4.2	—

Rights Agreement, dated December 8, 2000, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2000) (File No. 0-18629)

10.1	—

Lease, dated as of October 10, 2000, by and between First American Business Capital, Inc., as Lessor and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 0-18629)

10.2	—

Lease, dated October 10, 2000, by and between First American Business Capital, Inc., as Lessor, and O’Charley’s Inc., as Lessee (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 0-18629)

10.3	—

First Amendment to Lease, dated July 9, 2001, by and between First American Business Capital, Inc., as lessor, and O’Charley’s Inc. as lessee (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 15, 2001) (File No. 0-18629)

10.4	—	O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)
10.5	—

First Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 29, 1991) (File No. 0-18629)

10.6	—

Second Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 26, 1993) (File No. 0-18629)

10.7	—

Third Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 27, 1998) (File No. 0-18629)

10.8	—

Fourth Amendment to O’Charley’s Inc. 1990 Employee Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000) (File No. 0-18629)

10.9	—

O’Charley’s Inc. 1991 Stock Option Plan for Outside Directors, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2000) (File No. 0-18629)

10.10	—	CHUX Ownership Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000) (File No. 0-18629)
10.11	—	O’Charley’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000) (File No. 0-18629)
10.12	—

O’Charley’s Inc. Executive Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the Commission on April 19, 2007) (File No. 0-18629)

10.13	—	O’Charley’s Inc. 2008 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2008)
10.14	—

Master Lease, dated December 4, 2001, by and between Double 9 Property I LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.15	—

Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property I LLC, 99 Remainder I LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.16	—

Master Lease, dated December 4, 2001, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.17	—

First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.18	—

Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property II LLC, 99 Remainder II LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.19	—

Master Lease, dated December 4, 2001, by and between Double 9 Property III LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.20	—

Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property III LLC, 99 Remainder III LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.21	—

Master Lease, dated December 4, 2001, by and between Double 9 Property IV LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.22	—

First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property IV LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.23	—

Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property IV LLC, 99 Remainder IV LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.24	—

Purchase Agreement, dated as of October 30, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc., Wachovia Capital Markets, LLC and Morgan Joseph & Co. Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003) (File No. 0-18629)

10.25	—

Registration Rights Agreement, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc., Wachovia Capital Markets, LLC and Morgan Joseph & Co. Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003) (File No. 0-18629)

10.26	—

Indenture, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc. and The Bank of New York (including Form of 144A Global Note and Form of Regulation S Temporary Global Note). (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003) (File No. 0-18629)

10.27	—

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

10.28	—

Amendment and Consent, dated as of July 12, 2007, by and among O’Charley’s Inc. and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007)

10.29	—

Second Amendment, dated as of February 4, 2008, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2008)

10.30	—

Third Amendment, dated as of July 17, 2008, to the Second Amended and Restated Credit Agreement dated October 18, 2006, by and among O’Charley’s Inc., as Borrower, the lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 13, 2008)

10.31	—

Fourth Amendment, dated as of December 5, 2008, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 8, 2008)

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

Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007)

10.38	—	Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007)
10.39	—	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004)
10.40	—

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

10.54	—

Form of First Amendment to O’Charley’s Inc. Executive Employment Agreement, dated January 12, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2009)

10.55	—	Form of Second Amendment to O’Charley’s Inc. Executive Employment Agreement, dated March 11, 2009

10.56	—

First Amendment to O’Charley’s Inc. Executive Employment Agreement between O’Charley’s Inc. and Lawrence E. Hyatt, dated January 12, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2009)

10.57	—

Executive Employment Agreement, dated March 10, 2008, between O’Charley’s Inc. and Gregory L. Burns (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2008)

10.58	—

Transition Agreement and General Release, dated February 12, 2009, between O’Charley’s Inc. and Gregory L. Burns (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009)

10.59	—

Settlement Agreement, dated as of March 12, 2008, by and among O’Charley’s Inc., Eric S. Rosenfeld, Crescendo Partners II, L.P., Series Z, Crescendo Partners III, L.P., Crescendo Investments II, LLC and Crescendo Investments III, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2008)

10.60	—

Second Settlement Agreement, dated as of December 22, 2008, by and among O’Charley’s Inc., Eric S. Rosenfeld, Crescendo Partners II, L.P., Series Z, Crescendo Partners III, L.P., Crescendo Investments II, LLC and Crescendo Investments III, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2008)

21	—	Subsidiaries of the Company
23	—	Consent of KPMG LLP
31.1	—	Certification Lawrence E. Hyatt, Interim Chief Executive Officer and Chief Financial Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—

Certification of Lawrence E. Hyatt, Interim, Chief Executive Officer and Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’CHARLEY’S INC.

Date: March 12, 2009	By: /s/ LAWRENCE E. HYATT
Lawrence E. Hyatt
Interim President and Chief Executive Officer,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LAWRENCE E. HYATT	Interim President and Chief Executive Officer, Chief Financial Officer, Treasurer	March 12, 2009
Lawrence E. Hyatt	(Principal Executive Officer and Principal Financial Officer)
/s/ R. JEFFREY WILLIAMS	Chief Accounting Officer and Corporate Controller	March 12, 2009
R. Jeffrey Williams	(Principal Accounting Officer)
/s/ DOUGLAS BENHAM	Director	March 12, 2009
Douglas Benham
/s/ GREGORY L. BURNS	Director	March 12, 2009
Gregory L. Burns
/s/ RICHARD REISS, JR	Director	March 12, 2009
Richard Reiss, Jr.
/s/ G. NICHOLAS SPIVA	Director	March 12, 2009
G. Nicholas Spiva
/s/ H. STEVE TIDWELL	Director	March 12, 2009
H. Steve Tidwell
	Director	March 12, 2009
Shirley A. Zeitlin
/s/ ROBERT J. WALKER	Director	March 12, 2009
Robert J. Walker
/s/ DALE W. POLLEY	Director	March 12, 2009
Dale W. Polley
/s/ WILLIAM F. ANDREWS	Director	March 12, 2009
William F. Andrews
/s/ ARNAUD AJDLER	Director	March 12, 2009
Arnaud Ajdler
/s/ GREGORY MONAHAN	Director	March 12, 2009
Gregory Monahan
/s/ PHILIP J. HICKEY, JR	Director	March 12, 2009
Philip J. Hickey, Jr.