Form 10-Q
period 2009-04-19
O CHARLEYS INC
filed 2009-05-22
CIK 864233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 19, 2009

Commission file number 0-18629

O’Charley’s Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1192475

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3038 Sidco Drive, Nashville, Tennessee	37204

(Address of principal executive offices)	(Zip Code)

(615) 256-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 18, 2009

Common Stock, no par value	21,452,107 shares

O’Charley’s Inc.

Form 10-Q

For the 16 Weeks Ended April 19, 2009

EX-10.1 NON-EMPLOYEE DIRECTOR COMPENSATION
EX-10.2 FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO AND CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 19,	December 28,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$4,728	$6,818
Trade accounts receivable, net	14,483	22,880
Inventories, net	22,033	23,788
Deferred income taxes	305	894
Assets held for sale	1,858	2,158
Other current assets	6,730	6,978
Total current assets	50,137	63,516

Property and equipment, net of accumulated depreciation of $342.8 million and $328.6 million	399,276	412,289
Trade names and other intangible assets	25,946	25,946
Other assets	17,714	18,511
Total Assets	$493,073	$520,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$13,388	$16,466
Accrued payroll and related expenses	19,224	17,102
Accrued expenses	26,126	26,348
Deferred revenue	7,834	18,112
Federal, state and local taxes	15,196	10,731
Current portion of long-term debt and capitalized lease obligations	4,696	6,640
Total current liabilities	86,464	95,399

Deferred income taxes	268	3,109
Other liabilities	54,843	54,316
Long-term debt, less current portion	128,787	152,989
Capitalized lease obligations, less current portion	2,900	3,439

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000,000 shares; issued and outstanding, 21,415,996 in 2009 and 21,302,869 in 2008	158,490	156,830
Retained earnings	61,321	54,180
Total shareholders’ equity	219,811	211,010
Total Liabilities and Shareholders’ Equity	$493,073	$520,262

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF EARNINGS

16 Weeks Ended April 19, 2009 and April 20, 2008

(In thousands, except per share data)

(Unaudited)

	2009	2008

Revenues:
Restaurant sales	$291,364	$297,176
Franchise and other revenue	294	319
	291,658	297,495
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	85,024	87,681
Payroll and benefits	99,323	101,618
Restaurant operating	56,588	58,486
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	240,935	247,785

Advertising and marketing	10,451	11,335
General and administrative	12,708	13,591
Depreciation and amortization of property and equipment	15,023	15,583
Impairment, disposal and restructuring charges, net	292	(196)
Pre-opening	265	819
	279,674	288,917
Income from Operations	11,984	8,578

Other Expense:
Interest expense, net	4,043	3,842
Other, net	9	1
	4,052	3,843
Earnings Before Income Taxes	7,932	4,735
Income Tax Expense (Benefit)	791	(5,642)
Net Earnings	$7,141	$10,377

Net Earnings	$7,141	$10,377
Less: Unvested participating restricted stock dividends	—	(46)
Less: Net earnings allocated to unvested participating restricted stock	(217)	(359)
Net Earnings Available to Common Shareholders	$6,924	$9,972

Basic earnings available to common shareholders per share:
Net Earnings	$0.34	$0.46
Weighted average common shares outstanding	20,599	21,677

Diluted earnings available to common shareholders per share:
Net Earnings	$0.34	$0.46
Weighted average diluted common shares outstanding	20,599	21,680

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

16 Weeks Ended April 19, 2009 and April 20, 2008

(In thousands)

(Unaudited)

	2009	2008

Cash Flows from Operating Activities:
Net earnings	$7,141	$10,377
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,023	15,583
Amortization of debt issuance costs and swap termination payment	86	300
Share-based compensation	1,346	1,462
Amortization of deferred gain on sale-leasebacks	(325)	(325)
Deferred income taxes and other income tax related items	(2,252)	(10,634)
Loss on the sale of assets	20	27
Impairment, disposal and restructuring charges	292	(330)
Changes in assets and liabilities:
Trade accounts receivable	4,887	4,652
Inventories	1,755	(578)
Other current assets	248	(1,999)
Trade accounts payable	(3,078)	11,140
Deferred revenue	(10,278)	(9,595)
Accrued payroll, accrued expenses, and federal, state and local taxes	6,275	7,776
Other long-term assets and liabilities	1,330	717
Net cash provided by operating activities	22,470	28,573

Cash Flows from Investing Activities:
Additions to property and equipment	(2,040)	(14,014)
Proceeds from the sale of assets	11	1,831
Other, net	20	93
Net cash used in investing activities	(2,009)	(12,090)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	976
Payments on long-term debt and capitalized lease obligations	(26,465)	(3,559)
Dividends paid	—	(1,310)
Shares repurchased	—	(17,775)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	404	628
Proceeds from swap cancellation	3,510	—
Other financing activities	—	137
Net cash used in financing activities	(22,551)	(20,903)
Decrease in cash and cash equivalents	(2,090)	(4,420)
Cash and cash equivalents at beginning of the period	6,818	9,982
Cash and cash equivalents at end of the period	$4,728	$5,562

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

16 Weeks Ended April 19, 2009

(In thousands)

(Unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, December 28, 2008	21,303	$156,830	$54,180	$211,010
Comprehensive income:
Net earnings	—	—	7,141	7,141
Shares tendered and retired for minimum tax withholdings	(34)	(90)	—	(90)
Shares issued under CHUX Ownership Plan	157	404	—	404
Share-based compensation expense	(10)	1,346	—	1,346
Balance, April 19, 2009	21,416	$158,490	$61,321	$219,811

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16 Weeks Ended April 19, 2009 and April 20, 2008

(Unaudited)

A.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and its second, third and fourth quarters consisting of twelve weeks each in most years.

In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting primarily of normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008. Certain reclassifications have been made to the prior year information to conform to the current year presentation. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these consolidated financial statements in conformity with GAAP.

B. FAIR VALUE MEASUREMENTS

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements on December 31, 2007. The Company also adopted SFAS No. 157 for non-financial assets and liabilities in the first fiscal quarter of 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board (“FASB”) having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized in the table below (in thousands):

	Fair Value Measurement at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	April 19, 2009 Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Deferred compensation plan asset	$4,230	$—	$—	$4,230
Long-lived assets held for sale	—	1,858	—	1,858
Total	$4,230	$1,858	$—	$6,088

The deferred compensation plan asset is comprised of various investment funds, which are valued based upon their quoted market prices.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), long-lived assets held for sale with a carrying amount of $2.2 million were written down to their fair value of $1.9 million during the first fiscal quarter of 2009, resulting in a loss of $0.3 million, which was included in earnings for the quarter ended April 19, 2009. Level 2 fair values are based upon broker listings and sales agreements.

C. IMPAIRMENT, DISPOSAL AND RESTRUCTURING CHARGES, NET

Long-lived assets, such as property and equipment and definite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first fiscal quarter of 2009, impairment, disposal and restructuring charges, net were $0.3 million related primarily to a loss for the excess carrying value of the aircraft over its fair value, compared to a net benefit of $0.2 million for the same prior-year period.

Fair value is determined by projected future discounted cash flows for each location or, in the case of non-operating assets, the estimated value of the asset less costs associated with the marketing and/or selling the asset.

D. SHARE-BASED COMPENSATION

Total share-based compensation expense for the 16 weeks ended April 19, 2009 was $1.3 million and was $1.5 million for the 16 weeks ended April 20, 2008. The Company’s net share-based compensation expense primarily consisted of expense associated with restricted stock awards and to a lesser extent expense associated with the Company’s employee share purchase plan and unvested stock options.

For the 16 weeks ended April 19, 2009, the Company issued approximately 0.1 million shares of restricted stock awards to certain members of its board of directors and has recognized approximately $0.1 million of expense related to these awards. The Company also issued approximately 1.0 million shares of non-qualified stock options to certain members of senior management and other employees and has recognized approximately $0.1 million of expense related to these awards. As of April 19, 2009, there were 2.1 million options outstanding and 0.6 million restricted stock awards outstanding.

E. LONG-TERM DEBT

On December 5, 2008, the Company amended its Second Amended and Restated Credit Agreement, (the “Credit Agreement”), by making changes to certain defined terms and conditions. This amendment changed three of the four financial covenants and reduced the maximum borrowing capacity under its Credit Agreement from $100.0 million to $90.0 million, and will be further reduced to $65.0 million by the end of the first fiscal quarter of 2010. The pricing grid also increased from 75 basis points over LIBOR on drawn balances and 25 basis points for undrawn balances to an initial 300 basis points over LIBOR on drawn balances and 62.5 basis points for undrawn balances. At April 19, 2009, the Company had no amounts outstanding on its revolving credit facility and $10.8 million outstanding in letters of credit, which reduced its available capacity under the Credit Agreement to $79.2 million.

F. NET EARNINGS PER COMMON SHARE

On December 29, 2008, the Company adopted FASB Staff Position (“FSP”), Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which requires unvested share-based payments that entitle employees to receive non-forfeitable dividends to also be considered participating securities, as defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and for these participating securities to be included in the two-class method of computing earning per share.

Under SFAS No. 128, “Earnings per Share,” the two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. Under this method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The Company reduced net earnings by the portion of dividends and net earnings allocated to participating unvested restricted stock. The adoption of FSP EITF 03-6-1 reduced basic earnings per share by $0.01 for the current fiscal quarter. There was no impact on diluted earnings per share in the first quarter of 2009. The adoption also reduced basic and diluted earnings per share by $0.02 in the prior year quarter from originally reported amounts.

Following is a reconciliation of the Company’s basic and diluted earnings per share calculation applying the two-class method (in thousands, except per share data):

	16 Weeks Ended
	April 19,	April 20,
	2009	2008

Net earnings	$7,141	$10,377
Less: Unvested participating restricted stock dividends	—	(46)
Less: Net earnings allocated to unvested participating restricted stock	(217)	(359)
Earnings available to common shareholders	$6,924	$9,972

Weighted average common shares outstanding	20,599	21,677
Incremental options outstanding	—	3
Weighted average diluted common shares outstanding	20,599	21,680

Basic earnings per common share	$0.34	$0.46
Diluted earnings per common share	$0.34	$0.46

Options for 2.1 million and 1.3 million shares were excluded from the 2009 and 2008 16-week diluted weighted average share calculations, respectively, due to these shares being anti-dilutive. In addition, restricted stock awards for 0.6 million and 1.0 million shares were excluded from the 2009 and 2008 16-week diluted weighted average shares calculations, respectively, due to these shares being anti-dilutive.

G.	DERIVATIVE INSTRUMENTS

On December 17, 2008, the counterparties to the Company’s swap agreements exercised their right to exit the agreements in exchange for a $3.5 million payment of the remaining swap value, which is included as long-term debt in the Company’s consolidated balance sheet. This fair value adjustment is being amortized against interest expense over the life of the senior subordinated notes. As of April 19, 2009, the amount remaining to be amortized was $3.3 million. The Company did not have any remaining swap arrangements as of April 19, 2009.

H.	LEGAL PROCEEDINGS

On November 5, 2007, the Company filed suit in Davidson County, Tennessee, against Richard Arras, Steven Pahl and Wi-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to Wi-Tenn Restaurants, LLC, a joint venture owned 50% by the Company and 50% by the Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin, against the Company and seven of its current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment, stemming from Defendants’ ownership in Wi-Tenn Restaurants, LLC (the “Wisconsin Action”). The Company filed a motion to dismiss Defendants’ complaint in the Wisconsin Action and this motion was granted on August 12, 2008, resulting in dismissal of the Wisconsin Action. On February 15, 2008, Defendants filed a counterclaim in the Tennessee Action against the Company and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). The Tennessee Counterclaim was amended and asserted ten causes of action including the claims asserted in the Wisconsin Action, claims under the

Tennessee Securities Act and Delaware Securities Act, claims under the Tennessee Consumer Protection Act, and claims for tortuous interference, breach of fiduciary duty and breach of contract. The Tennessee Counterclaim alleges damages in excess of $75,000. On August 6, 2008, the Court in the Tennessee Action dismissed Defendants’ Counterclaims concerning the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, Tennessee Securities Act and Delaware Securities Act with prejudice and required Defendants to re-plead their claims under the Tennessee Consumer Protection Act and their claims for fraud, misrepresentation, tortuous interference and breach of contract. The Court subsequently dismissed Defendants’ counterclaim of breach of contract. The Company has amended its complaint to include claims against Sun Capital Partners, Inc., Boston Market Corporation and Marketing Dining Holding, LLC, for interference in the Company’s contractual and business relationships with Defendants. O’Charley’s denies all liability and intends to vigorously contest the allegations contained in the Tennessee Counterclaim and to vigorously prosecute the Tennessee Action against the Defendants and Sun Capital Partners, Boston Market and Market Dining Holding. During the fourth fiscal quarter of 2008, the Company recorded an impairment charge of $2.6 million on the one Wi-Tenn restaurant located in Grand Chute, Wisconsin. The Tennessee Action is not currently set for trial.

On October 30, 2008, a jury in the matter of Laurie Clifford v. David Kvinlaug, Geno Barone, O’Charley’s, Inc. and 99 Restaurants of Boston, LLC, Essex (Massachusetts) Superior Court, Civil Action No. 2004-00041, rendered a verdict in favor of the plaintiff awarding damages in the amount of $3.2 million plus prejudgment interest of $1.9 million as of the date of the verdict. The plaintiff in this matter alleged claims relating to injury caused by an intoxicated person who was served alcoholic beverages at one of the Company’s Ninety Nine restaurants. The Company maintains insurance to cover these types of claims, subject to a self-insured retention of $500,000. Based on the information currently available, and acknowledging the uncertainty of litigation, the April 19, 2009 consolidated balance sheet reflects the amount awarded plus pre-judgment interest, estimated post-judgment interest, and the related expected insurance recovery should such liability be confirmed. Such amounts are included in “Other Liabilities” and “Other Assets,” respectively. The Company’s excess insurance carrier had previously asserted a reservation of rights, claiming that it did not receive timely notice of this matter from the Company’s third party claims administrator in accordance with the terms of the policy; which reservation of rights was subsequently removed, and coverage accepted, by the Company’s excess insurance carrier on March 26, 2009. The Company intends to appeal the judgment and believes that it has valid coverage under its insurance policies for amounts in excess of its self-insured retention. There can be no assurance, however, that the Company will be successful in its appeal of the judgment.

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

The Company does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect its consolidated results of operations, or on occasion, receive settlements that favorably affect its consolidated results of operations.

I.	ASSETS HELD FOR SALE

The amount shown in assets held for sale as of April 19, 2009 on the consolidated balance sheet consists of assets related to one Company-owned aircraft and one prospective restaurant site. The aircraft and the real estate are currently being marketed for sale. The combined net book value of these assets is $1.9 million. The Company does not recognize depreciation expense for assets being held for sale. Impairment charges of $0.3 million related to the aircraft were recorded during the first fiscal quarter of 2009.

J.	FRANCHISE AND JOINT VENTURE ARRANGEMENTS

In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any joint venture in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. As of April 19, 2009, the Company has a 50% interest in two joint ventures to operate O’Charley’s restaurants. Under FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) are considered variable interest entities. Since the Company currently bears a disproportionate share of the financial risk associated with the joint ventures, it has been deemed to be the primary beneficiary of the joint ventures and, in accordance with FIN 46R, the Company consolidates the joint ventures in its consolidated financial statements. The JFC Enterprise, LLC, joint venture partner has neither the obligation nor the ability to contribute its proportionate share of potential future losses. Such losses may require additional financial support from the Company. As of April 19, 2009, JFC Enterprises, LLC, which owns and operates two O’Charley’s restaurants in Louisiana, had loans outstanding due to the Company of $8.8 million. As of April 19, 2009, Wi-Tenn Restaurants, LLC, which owns and operates one O’Charley’s restaurant in Wisconsin, had loans outstanding due to the Company of $4.4 million. The loans to Wi-Tenn Restaurants, LLC, were primarily used to purchase the property and fund construction of its first restaurant.

K. INCOME TAXES

During the first quarter ended April 19, 2009, the Company performed its quarterly assessment of its net deferred tax assets. Under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the goodwill impairment charge recognized by the Company during fiscal 2008, the Company had a three-year cumulative pre-tax loss. In evaluating all of the positive and negative evidence in determining that a valuation allowance was required, pursuant to SFAS No.109, the Company evaluated future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, if applicable, and tax planning strategies, and compared the likelihood of these sources of income in light of the recent pre-tax losses and determined that it is more likely than not that the Company will not be able to realize its net deferred tax assets in the future. A cumulative pre-tax loss is given considerably more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Therefore, in accordance with SFAS No. 109, the Company has recorded an additional net valuation allowance of $1.3 million against its deferred tax assets during the 16 weeks ended April 19, 2009. The difference between the Company’s estimated annual tax rate of 6.4 percent and the 10 percent rate in the first quarter of 2009 relates to certain discrete items, primarily the reversal of $1.3 million of valuation reserve associated with certain state net operating loss carry-forwards, offset by an expense of $1.7 million related to the difference between the grant date price of certain restricted stock awards, as deductible for book purposes, compared to the vesting date price of the awards, as deductible for tax purposes. The change in the effective tax rate from fiscal 2008 to fiscal 2009 is the result of the impact of federal tax credits on the expected full year results and the fiscal 2009 valuation allowance reserves.

For the 16 weeks ended April 19, 2009, the Company has recorded income tax expense of $0.8 million. The Company projects that its tax credits, which are primarily the FICA (Social Security and Medicare taxes) tip credits and the WOTC (Work Opportunity Tax Credit), will be $7.5 million for the year. The FICA tip credit is a non refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips. WOTC is available for wages paid by employers who hire individuals from certain targeted groups of hard-to-employ individuals.

L. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. It also amends certain of Accounting Research Bulletin (“ARB”) No. 51’s “Consolidated Financial Statements” consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted SFAS No. 160 during the first fiscal quarter of 2009. The adoption of SFAS No. 160 did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The Company adopted the disclosure provisions of SFAS No. 161 during the first fiscal quarter of 2009. The adoption of SFAS No. 161 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS No.157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS No. 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No.107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009.

M. SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent Senior Subordinated Notes due 2013. The obligations of the Company under the Senior Subordinated Notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of April 19, 2009 and December 28, 2008 and for the 16 -week periods ended April 19, 2009 and April 20, 2008.

Consolidating Balance Sheet

As of April 19, 2009

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,318	$(1,662)	$4,072	$4,728
Trade accounts receivable, net	6,349	8,615	(481)	14,483
Intercompany (payable) receivable	(275,007)	242,520	32,487	—
Inventories, net	4,618	17,350	65	22,033
Deferred income taxes	(79)	384	—	305
Assets held for sale	809	1,049	—	1,858
Other current assets	1,494	3,284	1,952	6,730
Total current (liabilities) assets	(259,498)	271,540	38,095	50,137
Property and equipment, net	271,709	124,660	2,907	399,276
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	215,667	32,913	(230,866)	17,714
Total Assets (Liabilities)	$227,903	$455,034	$(189,864)	$493,073
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$8,862	$209	$4,317	$13,388
Accrued payroll and related expenses	14,636	4,581	7	19,224
Accrued expenses	19,798	6,830	(502)	26,126
Deferred revenue	—	8,460	(626)	7,834
Federal, state and local taxes (receivable) payable	(11,534)	26,591	139	15,196
Current portion of long-term debt and capitalized lease obligations	4,233	463	—	4,696
Total current liabilities	35,995	47,134	3,335	86,464
Deferred income taxes	268	—	—	268
Other liabilities	30,160	23,747	936	54,843
Long-term debt, less current portion	150,782	673	(22,668)	128,787
Capitalized lease obligations, less current portion	2,458	442	—	2,900
Shareholders’ Equity (Deficit):
Common stock	115,731	343,431	(300,672)	158,490
Retained (deficit) earnings	(107,491)	39,607	129,205	61,321
Total shareholders’(deficit) equity	8,240	383,038	(171,467)	219,811
Total Liabilities and Shareholders’ Equity (Deficit)	$227,903	$455,034	$(189,864)	$493,073

Consolidating Balance Sheet

As of December 28, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,924	$(2,639)	$6,533	$6,818
Trade accounts receivable, net	15,254	7,825	(199)	22,880
Intercompany (payable) receivable	(290,036)	256,715	33,321	—
Inventories, net	4,535	19,187	66	23,788
Deferred income taxes	510	384	—	894
Assets held for sale	809	1,349	—	2,158
Other current assets	1,972	4,963	43	6,978
Total current (liabilities) assets	(264,032)	287,784	39,764	63,516
Property and equipment, net	279,656	129,657	2,976	412,289
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	216,067	33,309	(230,865)	18,511
Total Assets (Liabilities)	$231,716	$476,671	$(188,125)	$520,262
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$7,552	$3,205	$5,709	$16,466
Accrued payroll and related expenses	13,235	3,856	11	17,102
Accrued expenses	17,742	8,840	(234)	26,348
Deferred revenue	—	18,690	(578)	18,112
Federal, state and local taxes (receivable) payable	(14,408)	25,045	94	10,731
Current portion of long-term debt and capitalized lease obligations	6,010	630	—	6,640
Total current liabilities	30,131	60,266	5,002	95,399
Deferred income taxes	3,109	—	—	3,109
Other liabilities	30,212	23,169	935	54,316
Long-term debt, less current portion	174,774	883	(22,668)	152,989
Capitalized lease obligations, less current portion	2,917	522	—	3,439
Shareholders’ Equity (Deficit):
Common stock	114,071	343,431	(300,672)	156,830
Retained (deficit) earnings	(123,498)	48,400	129,278	54,180
Total shareholders’ (deficit) equity	(9,427)	391,831	(171,394)	211,010
Total Liabilities and Shareholders’ Equity (Deficit)	$231,716	$476,671	$(188,125)	$520,262

Consolidating Statement of Earnings

16 Weeks Ended April 19, 2009

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$165,822	$118,354	$7,188	$291,364
Commissary sales	—	26,122	(26,122)	—
Franchise and other revenue	297	100	(103)	294
	166,119	144,576	(19,037)	291,658

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	47,868	35,097	2,059	85,024
Payroll and benefits	58,901	42,115	(1,693)	99,323
Restaurant operating	28,405	23,039	5,144	56,588
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	135,174	100,251	5,510	240,935

Cost of commissary sales	—	25,495	(25,495)	—
Advertising and marketing	—	10,332	119	10,451
General and administrative	1,875	11,135	(302)	12,708
Depreciation and amortization of property and equipment	8,715	6,057	251	15,023
Impairment, disposal and restructuring charges, net	(6)	298	—	292
Pre-opening	1	264	—	265
	145,759	153,832	(19,917)	279,674
Income (loss) from Operations	20,360	(9,256)	880	11,984
Other Expense:
Interest expense, net	3,655	196	192	4,043
Other, net	9	—	—	9
	3,664	196	192	4,052
Earnings (Loss) Before Income Taxes	16,696	(9,452)	688	7,932
Income Tax Expense	689	102	—	791
Net Earnings (Loss)	$16,007	$(9,554)	$688	$7,141

Consolidating Statement of Earnings

16 Weeks Ended April 20, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$167,522	$121,737	$7,917	$297,176
Commissary sales	—	26,792	(26,792)	—
Franchise and other revenue	323	91	(95)	319
	167,845	148,620	(18,970)	297,495

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	48,841	36,065	2,775	87,681
Payroll and benefits	60,021	43,595	(1,998)	101,618
Restaurant operating	30,189	22,407	5,890	58,486
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	139,051	102,067	6,667	247,785

Cost of commissary sales	—	26,720	(26,720)	—
Advertising and marketing	—	11,200	135	11,335
General and administrative	2,869	11,174	(452)	13,591
Depreciation and amortization of property and equipment	8,880	6,430	273	15,583
Impairment, disposal and restructuring charges, net	(33)	54	(217)	(196)
Pre-opening	451	368	—	819
	151,218	158,013	(20,314)	288,917
Income (loss) from Operations	16,627	(9,393)	1,344	8,578
Other Expense (Income):
Interest expense, net	3,622	(27)	247	3,842
Other, net	16,754	(16,753)	—	1
	20,376	(16,780)	247	3,843
(Loss) Earnings Before Income Taxes	(3,749)	7,387	1,097	4,735
Income Tax Expense (Benefit)	5,111	(9,361)	(1,392)	(5,642)
Net (Loss) Earnings	$(8,860)	$16,748	$2,489	$10,377

Consolidating Statement of Cash Flows

16 Weeks Ended April 19, 2009

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net earnings (loss)	$16,007	$(9,554)	$688	$7,141
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	8,715	6,057	251	15,023
Amortization of debt issuance costs and swap termination payment	86	—	—	86
Share–based compensation	1,346	—	—	1,346
Amortization of deferred gain on sale-leasebacks	(325)	—	—	(325)
Deferred income taxes and other income tax related items	(2,252)	—	—	(2,252)
Loss on the sale of assets	15	5	—	20
Impairment, disposal and restructuring charges	(8)	300	—	292
Changes in assets and liabilities:
Trade accounts receivable	5,395	(790)	282	4,887
Inventories	(83)	1,837	1	1,755
Other current assets	479	1,678	(1,909)	248
Trade accounts payable	1,309	(2,996)	(1,391)	(3,078)
Deferred revenue	—	(10,230)	(48)	(10,278)
Accrued payroll, accrued expenses, and federal, state and local taxes	6,242	261	(228)	6,275
Other long-term assets and liabilities	348	981	1	1,330
Net cash provided by (used in) operating activities	37,274	(12,451)	(2,353)	22,470

Cash Flows from Investing Activities:
Additions to property and equipment	(787)	(1,072)	(181)	(2,040)
Proceeds from the sale of assets	11	—	—	11
Other, net	(14,553)	14,500	73	20
Net cash (used in) provided by investing activities	(15,329)	13,428	(108)	(2,009)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(26,465)	—	—	(26,465)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	404	—	—	404
Proceeds from swap cancellation	3,510	—	—	3,510
Net cash used in financing activities	(22,551)	—	—	(22,551)

(Decrease) increase in cash and cash equivalents	(606)	977	(2,461)	(2,090)
Cash and cash equivalents at beginning of the period	2,924	(2,639)	6,533	6,818
Cash and cash equivalents at end of the period	$2,318	$(1,662)	$4,072	$4,728

Consolidating Statement of Cash Flows

16 Weeks Ended April 20, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) earnings	$(8,860)	$16,748	$2,489	$10,377
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	8,880	6,430	273	15,583
Amortization of debt issuance costs	300	—	—	300
Share–based compensation	1,462	—	—	1,462
Amortization of deferred gain on sale-leasebacks	(325)	—	—	(325)
Deferred income taxes and other income tax related items	(10,634)	—	—	(10,634)
Loss on the sale of assets	27	—	—	27
Impairment, disposal and restructuring charges	(1,383)	20	1,033	(330)
Changes in assets and liabilities:
Trade accounts receivable	1,715	2,464	473	4,652
Inventories	(171)	(406)	(1)	(578)
Other current assets	(1,090)	(248)	(661)	(1,999)
Trade accounts payable	4,126	(2,165)	9,179	11,140
Deferred revenue	—	(9,434)	(161)	(9,595)
Accrued payroll, accrued expenses, and federal, state and local taxes	9,546	(1,379)	(391)	7,776
Other long-term assets and liabilities	633	53	31	717
Net cash provided by operating activities	4,226	12,083	12,264	28,573

Cash Flows from Investing Activities:
Additions to property and equipment	(3,799)	(8,626)	(1,589)	(14,014)
Proceeds from the sale of assets	14	—	1,817	1,831
Other, net	18,788	(15,861)	(2,834)	93
Net cash provided by (used in) investing activities	15,003	(24,487)	(2,606)	(12,090)

Cash Flows from Financing Activities:
Proceeds from long-term debt	976	—	—	976
Payments on long-term debt and capitalized lease obligations	(2,410)	—	(1,149)	(3,559)
Dividends paid	(1,310)	—	—	(1,310)
Shares repurchased	(17,775)	—	—	(17,775)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	628	—	—	628
Other financing activities	137	—	—	137
Net cash used in financing activities	(19,754)	—	(1,149)	(20,903)

(Decrease) increase in cash and cash equivalents	(525)	(12,404)	8,509	(4,420)
Cash and cash equivalents at beginning of the period	3,680	6,269	33	9,982
Cash and cash equivalents at end of the period	$3,155	$(6,135)	$8,542	$5,562

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the continued deterioration in the United States economy and the related adverse effect on our results from operations of decreases in consumer spending; our ability to hire a new Chief Executive Officer; our ability to maintain or increase same store sales and operating margins at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; our ability to successfully implement changes to our supply chain; our ability to sell closed restaurants and other surplus assets; our ability to comply with the terms and conditions of our financing agreements; the effect of increased competition; our ability to realize projected returns on investment from our re-branding and concept repositioning efforts; the resolution of outstanding legal proceedings; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (“the Commission”). Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of April 19, 2009, we operated 232 O’Charley’s restaurants in 16 states in the Southeast and Midwest regions, 116 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic, and 11 Stoney River restaurants in seven states in the Southeast and Midwest. As of April 19, 2009, we had ten franchised O’Charley’s restaurants, including four in Michigan, two in Ohio, and one of each in Iowa, Pennsylvania, Florida, and Tennessee. As of April 19, 2009, we had two joint venture O’Charley’s restaurants in Louisiana and one joint venture O'Charley's restaurant in Wisconsin. Our fiscal year ends on the last Sunday of the calendar year. We have one reportable segment.

Our strategic plan over the recent years focused on the following key elements: strengthening the organization with a new core of talent and building a winning team, improving box economics through the execution of product and labor cost management and increasing same store sales through our re-branding initiatives, new product offerings, new marketing, and a more analytical approach to menu pricing, and achieving high guest satisfaction and intent to return by instilling “A Passion to Serve” SM. While this remains our long term strategy, in response to the current economic environment, we are focused on driving profitable sales, controlling margins and maintaining our financial flexibility. We believe our strategy can be accomplished by:

Improving sales by differentiating our brands through innovative food and beverage offerings. We are committed to serving the best food in the varied menu casual and polished casual dining segments with high value perception. By offering unique and innovative menu items, we believe we can differentiate ourselves from our competitors, build brand loyalty and stimulate return visits.

To that end, during the first quarter, our promotions featured a number of high quality items at attractive price points. For example, at O’Charley’s we featured Southern Fried Chicken Tacos and a Made-From-Scratch Strawberry Lemonade that has become our signature non-alcoholic beverage. At Ninety Nine restaurants we featured promotions with four entrees starting at $9.99, also allowing guests to upgrade to a three-course meal for an additional $3.00. We have also taken our first steps to reposition our Stoney River Legendary Steaks brand by providing the same great guest experience with lower menu prices, new menu offerings, and a new menu format. We implemented this new Stoney River concept positioning at our restaurant in Louisville, Kentucky and plan to expand our test of this repositioning into additional Stoney River restaurants later in fiscal 2009.

Controlling margins and aligning our cost structure to the current environment. We believe that our recent financial performance reflects the results of our food cost reduction initiatives, the implementation of a theoretical labor cost system, and tight control over our general and administrative costs. We also believe that the roll-out of our new, integrated back-of-house system later this year will facilitate even greater control over labor and food expenses. We continue to review every menu item with an eye to reducing costs through changes in portion size, recipe, or specifications, without negatively affecting the guest experience. We also expect year-over-year savings from changes to our health care plans for our hourly team members. We also have established a company-wide salary freeze and reduced staffing levels in our support centers, both of which have resulted in lower overhead costs through the first quarter of fiscal 2009.

Maintaining our financial flexibility by maximizing cash flow and debt reduction. In the current economic environment it is critical to maintain our financial flexibility. The combination of positive operating cash flow and reduced levels of capital investment during the first quarter of 2009 allowed us to reduce debt by $26.5 million, including paying off the outstanding borrowings under our revolving line of credit. Our new restaurant development plan during fiscal 2009 is limited to one Ninety Nine restaurant, which opened during the first quarter, and one Stoney River Legendary Steaks restaurant, which is expected to open later this year.

Following is an explanation of certain items in our consolidated statements of earnings:

Revenues consist primarily of company-operated and joint venture restaurant sales and, to a lesser extent, royalty and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Franchise revenue and other revenue consists of development fees, royalties on sales by franchised units, and royalties on sales of branded food items, particularly salad dressings. Our development fees for franchisees in which we do not have an ownership interest are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized as revenue in the period corresponding to the franchisees’ sales.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood which accounted for approximately 25 percent, 12 percent and 9 percent, respectively, of our overall cost of food and beverage in the first quarter of 2009. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

General and Administrative Expenses include the costs of restaurant support center administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, share-based compensation, 401(k) and deferred compensation match for support employees, benefits, and related expenses, data processing, legal and accounting expenses, changes in the liabilities associated with our non-qualified deferred compensation plan, and office expenses account for the major expenses in this category. This category also includes recruiting, relocation and most severance-related expenses.

Depreciation and Amortization, Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter. Based on the size of the investment that we make, the economic penalty incurred by discontinuing use of the leased facility, our historical experience with respect to the length of time a restaurant operates at a specific location, and leases that typically have multiple five-year renewal options that are exercised entirely at our discretion, we have concluded that one five-year renewal option is reasonably assured. During fiscal 2008, this also included accelerated depreciation expenses taken on assets to be disposed of during our ‘Project RevO’lution’ and ‘Project Dressed to the Nines’ re-branding activities.

Impairment, Disposal and Restructuring Charges, net includes asset impairments, asset disposals and gains and losses incurred upon the sale of assets. Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment charges for assets that are held for sale represents the difference between their current book value and the estimated net sales proceeds. Disposal charges include the costs incurred to prepare the asset or assets for sale, including repair and maintenance; clean up costs; broker commissions; and independent appraisals. Gains and/or losses associated with the sale of assets are also included in this category.

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

Interest Expense, net represents the sum of the following: interest on our credit facility; interest on our 9 percent Senior Subordinated Notes due 2013 (the “Notes”); impact of the interest rate swaps that were terminated in December 2008; amortization of prepaid interest and finance charges; changes in the value of the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; interest on capital lease obligations; fees for certain unused credit facilities; and interest income from our investments in overnight repurchase agreements.

Income Tax Expense (Benefit) represents the provision for income taxes, including the impact of permanent tax differences on our income tax provision.

The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 16 week periods ended April 19, 2009 and April 20, 2008 as a percentage of total revenues unless specified otherwise.

	16 Weeks Ended
	April 19,	April 20,
	2009	2008

Revenues:
Restaurant sales	99.9%	99.9%
Franchise and other revenue	0.1	0.1
	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.2	29.5
Payroll and benefits	34.1	34.2
Restaurant operating costs	19.4	19.7
Cost of restaurant sales (2)	82.7	83.4

Advertising and marketing expenses	3.6	3.8
General and administrative expenses	4.4	4.6
Depreciation and amortization	5.2	5.2
Impairment, disposal and restructuring charges, net	0.1	(0.1)
Pre-opening costs	0.1	0.3

Income from Operations	4.1	2.9

Other Expense:
Interest expense, net	1.4	1.3
Earnings before Income Taxes	2.7	1.6
Income Tax Expense (Benefit)	0.3	(1.9)
Net Earnings	2.4%	3.5%

(1)	Percentages calculated as a percentage of restaurant sales.

(2)	Exclusive of depreciation and amortization shown separately.

The following table reflects margin performance of each of our concepts for the 16 week periods ended April 19, 2009 and April 20, 2008.

	16 Weeks Ended
	April 19,	April 20,
	2009	2008
	($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales	$ 188.6	$ 190.8

Cost and expenses: (2)
Cost of food and beverage	28.9%	29.2%
Payroll and benefits	33.7%	33.9%
Restaurant operating costs (3)	18.3%	19.1%
Cost of restaurant sales (4)	80.9%	82.2%

Ninety Nine Concept:
Restaurant Sales	$ 91.7	$ 94.3

Cost and expenses: (2)
Cost of food and beverage	28.8%	29.1%
Payroll and benefits	35.5%	35.5%
Restaurant operating costs (3)	21.5%	21.1%
Cost of restaurant sales (4)	85.8%	85.7%

Stoney River Concept:
Restaurant Sales	$ 11.0	$ 12.1

Cost and expenses: (2)
Cost of food and beverage	37.0%	37.0%
Payroll and benefits	29.0%	28.5%
Restaurant operating costs (3)	21.7%	17.6%
Cost of restaurant sales (4)	87.7%	83.1%

(1) Includes restaurant sales from O’Charley’s joint venture operations of $2.6 million and $2.4 million for the 16 weeks ended

April 19, 2009 and April 20, 2008, but excludes revenue from franchised restaurants.

(2) Shown as a percentage of restaurant sales.

(3) Includes rent, where 100% of the Ninety Nine restaurant locations are leased (land or land and building) as compared to 58% for

O’Charley’s and 64% for Stoney River.

(4) Exclusive of depreciation and amortization.

The following table sets forth certain financial and other restaurant data for the quarters ended April 19, 2009 and April 20, 2008:

	April 19,	April 20,
	2009	2008
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	232	229
Restaurants opened	—	—
Restaurant closed	—	(1)
In operation, end of quarter	232	228
Ninety Nine Restaurants:
In operation, beginning of quarter	116	115
Restaurants opened	1	—
Restaurants closed	(1)	(1)
In operation, end of quarter	116	114
Stoney River Restaurants:
In operation, beginning of quarter	11	10
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	11	10
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	12	11
Restaurants opened	1	1
Restaurants closed	—	—
In operation, end of quarter	13	12
Average Weekly Sales per Store:
O’Charley’s	$50,110	$51,538
Ninety Nine	49,506	51,640
Stoney River	62,706	75,436
Change in Same Store Sales (1):
O’Charley’s	(2.9%)	(4.7%)
Ninety Nine	(4.5%)	(2.2%)
Stoney River	(17.2%)	(3.2%)
Change in Same Store Guest Visits (1):
O’Charley’s	(4.4%)	(8.0%)
Ninety Nine	(4.6%)	(5.8%)
Stoney River	(12.8%)	(10.7%)
Change in Same Store Average Check per Guest (1):
O’Charley’s	1.6%	3.6%
Ninety Nine	0.2%	3.8%
Stoney River	(5.1%)	8.3%
Average Check per Guest (2):
O’Charley’s	$13.18	$12.97
Ninety Nine	14.94	15.00
Stoney River	44.96	47.59

(1)	When computing same store sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open at the end of the quarter.

First Fiscal Quarter of 2009 Versus First Fiscal Quarter of 2008

Revenues

During the 16 weeks ended April 19, 2009, total revenues decreased 2.0 percent to $291.7 million from $297.5 million for the same prior year period. During the first fiscal quarter of 2009, gift card redemptions at our three restaurant concepts totaled $14.6 million, a 3.8 percent increase over our gift card redemptions in the first fiscal quarter of 2008.

Restaurant sales for company-operated O’Charley’s decreased 1.3 percent to $186.0 million for the first fiscal quarter of 2009, reflecting a decline in same store sales of 2.9 percent, and the net addition of three new company-operated restaurants since the first fiscal quarter of 2008. The same-store sales decrease of 2.9 percent was comprised of a 1.6 percent increase in average check offset by a 4.4 percent decrease in guest counts.

Restaurant sales for Ninety Nine decreased 2.7 percent to $91.7 million in the first fiscal quarter of 2009, reflecting a decline in same store sales of 4.5 percent, and the addition of three new restaurants and the closing of one restaurant since the first fiscal quarter of 2008. The same-store sales decrease of 4.5 percent was comprised of a 0.2 percent increase in average check offset by a 4.6 percent decrease in guest counts.

Restaurant sales for Stoney River Legendary Steaks decreased 8.6 percent to $11.0 million, which reflects a same store sales decrease of 17.2 percent. The same-store sales decrease of 17.2 percent consisted of a 5.1 percent decrease in average check and a 12.8 percent decrease in guest counts. At the end of the first fiscal quarter of 2009, only 10 Stoney River restaurants were included in the same store sales base.

We continue to see sales at each of our concepts negatively impacted by the continuing effect on consumers of falling home values, rising unemployment rates, declining values of retirement savings accounts and declining consumer confidence.

Cost of Food and Beverage

During the first quarter of 2009, our cost of food and beverage was $85.0 million, or 29.2 percent of restaurant sales, compared with $87.7 million, or 29.5 percent of restaurant sales, in the first quarter of 2008. On a constant mix basis, commodity inflation in the first quarter was 2 percent versus the prior year quarter. This increase was more than offset by changes we made to our product specifications and recipes and also by the menu price increases we have taken since the end of the first quarter of 2008.

Payroll and Benefits

During the first quarter of 2009, payroll and benefits were $99.3 million, or 34.1 percent of restaurant sales, compared to $101.6 million, or 34.2 percent of restaurant sales, in the same prior-year period. This decrease in labor costs as a percentage of restaurant sales was primarily the result of leveraging our labor cost management system combined with reductions in our employee benefit plans and hourly labor costs, offset by higher workers compensation expense and restaurant manager bonus accruals, based upon our improved financial performance in the quarter versus the prior year quarter.

Restaurant Operating Costs

During the first quarter of 2009, restaurant operating costs were $56.6 million, or 19.4 percent of restaurant sales, compared to $58.5 million, or 19.7 percent of restaurant sales, in the same prior year period. This 30 basis point reduction was primarily from reductions in employee procurement and training costs, reduced levels of employee turnover, as well as reductions in our general liability insurance expense, offset by the deleveraging impact of reduced sales on rent and other fixed costs.

Advertising and Marketing Expenses

During the first quarter of 2009, advertising and marketing expenses were $10.5 million, or 3.6 percent of revenue, as compared to $11.3 million, or 3.8 percent of revenue, in the same prior year period. This reduction in advertising and marketing expense is primarily due to lower average costs in certain markets for media spots combined with a shift in the mix of media used.

General and Administrative Expenses

General and administrative expenses were $12.7 million, or 4.4 percent of revenue, in the first quarter of 2009, compared to $13.6 million, or 4.6 percent of revenue, in the first quarter of 2008. This reduction in spending is due to a reduction in support staffing late in 2008 and other reductions in spending, offset by increases in cash incentive compensation expense and lower valuation adjustments on deferred compensation balances, compared to the same period in the prior year.

Depreciation and Amortization, Property and Equipment

During the first quarter of 2009, depreciation and amortization was $15.0 million, or 5.2 percent of revenue, as compared to $15.6 million, or 5.2 percent of revenue, in the same prior year period. This reduction in expense is primarily due to lower carrying values of assets following the restaurant impairment charges recognized in the prior year.

Impairment, Disposal and Restructuring Charges, net

During the first quarter of 2009, impairment, disposal and restructuring charges, net were $0.3 million, or 0.1 percent of revenue, as compared to a net benefit of $0.2 million, or 0.1 percent of revenue, in the same prior year period. Impairment charges of $0.3 million were recorded to adjust the carrying value of our aircraft to fair value, less selling expenses.

Pre-opening Costs

Pre-opening costs in the first quarter of 2009 were $0.3 million, or 0.1 percent of revenue, compared to $0.8 million, or 0.3 percent of revenue, in the first quarter of 2008. This year-over-year reduction is the result of few new restaurant openings and the suspension of our re-branding initiatives. In the first quarter of 2009 we opened one new Ninety Nine restaurant and plan to open one new Stoney River restaurant later in 2009.

Interest Expense, Net

Interest expense for the first quarter of 2009 was $4.0 million, or 1.4 percent of revenue, compared to $3.8 million, or 1.3 percent of revenue, in the first quarter of 2008. This increase is due to higher average debt outstanding during the first quarter of 2009, compared to the same prior year period combined with favorable swap positions in the prior year. As of the end of the first fiscal quarter, we had no borrowings outstanding under our revolving credit facility.

Income Taxes

Our provision for income taxes in the first quarter of 2009 was $0.8 million, a rate of approximately 10 percent, versus a tax benefit of $5.6 million in the prior year period, a rate of approximately negative 119 percent. Based upon our estimated full year results combined with our estimated full year tax credits, we expect our full year effective tax rate to be approximately 6.4 percent. Under U.S. generally accepted accounting principles (“GAAP”), we are required to apply our estimated full year tax rate to our pretax income on a year-to-date basis in each interim period. The difference between our estimated annual tax rate of 6.4 percent and the 10 percent rate in the first quarter of 2009 relates to certain discrete items, primary the reversal of $1.3 million of valuation reserve associated with certain state net operating loss carry-forwards, offset by an expense of $1.7 million related to the difference between the grant date price of certain restricted stock awards, as deductible for book purposes, compared to the vesting date price of the awards, as deductible for tax purposes. The change in the effective tax rate from fiscal 2008 to fiscal 2009 is the result of the impact of federal tax credits on the expected full year results, and the fiscal 2009 valuation allowance reserves.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development, re-branding capital spending and other capital expenditures, or have used our cash to fund stock repurchases or cash dividends. We do not believe this indicates a lack of liquidity. To the extent operations generate cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and reduce our debt. During the first quarter of 2009, we opened one Ninety Nine restaurant.

We believe that our various sources of capital, including cash flow from operating activities, availability under our revolving credit facility, and the ability to acquire additional financing, are adequate to fund our capital requirements for at least the next twelve months. During the first quarter of 2009, we have reduced the balances outstanding on our revolving credit facility and our capital lease obligations. As of the end of fiscal year 2008, the balances on our revolving credit facility and capital lease obligations were $23.8 million and $9.7 million, respectively. As of the end of the first fiscal quarter of 2009, there were no amounts outstanding on our revolving credit facility and $7.3 million outstanding on our capital lease obligations. Our credit facility has participation from nine regional and national bank organizations, all of which have been impacted to some extent by the current economic environment and credit crisis. As of the end of the first fiscal quarter of 2009, our remaining borrowing capacity under our credit facility, net of $10.8 million of outstanding letters of credit, was $79.2 million. Of this amount, two banks each have made commitments for 16 percent of the capacity, three banks each have made commitments for 12 percent of the capacity and four banks each have made commitments for 8 percent of the capacity. We do not expect to rely on our credit facility as a significant source of funds during 2009. In the event of a disruption or cessation of operations by one or more participants in our credit facility, rendering them unable to fund their portion of any credit facility drawings, we believe that the available capacity from the other banks in the credit facility would be sufficient to permit us to continue meeting our current obligations and funding our operating activities.

Net cash provided by operating activities during the 16 weeks ending April 19, 2009 was $22.5 million, a decrease of $6.1 million from the same prior year period. This decrease is the result of a net decrease in the change in working capital and other long-term assets and liabilities of $11.2 million, partly offset by an increase of $5.1 million in net earnings, after non-cash adjustments, as compared to change in the same prior year quarter. The $11.2 million decrease is primarily due to a decrease in the change in accounts payable during the first fiscal quarter of 2009 by $14.2 million, partly offset by decrease in the change in inventory of $2.3 million and $0.7 million of changes in other items affecting net cash provided by operating activities. The decrease in the change in accounts payable, as compared to the same prior year period, is due primarily to credit balances with certain financial institutions decreasing by $11.3 million, less accrued payables of $1.8 million due to fewer construction projects, and reductions in the change in other trade payables due to payment timing. Inventory was reduced during the first fiscal quarter of 2009 as build-up from 2008 buying opportunities was partially depleted through product sales. The increase in the change in net earnings, after non-cash adjustments, is primarily the result of improved operating margins and general cost control as previously described.

On October 18, 2006, we entered into a Second Amended and Restated Credit Agreement, (as amended, the “Credit Agreement”). The Credit Agreement contains customary restrictive covenants, including limitations on dividends, repurchases of capital stock, sale leaseback transactions, the incurrence of additional indebtedness and mergers, acquisitions and asset sales.  In addition, the Credit Agreement contains certain financial covenants. On December 5, 2008, we amended our Credit Agreement. This amendment changed three of the four financial covenants: the adjusted debt to EBITDAR ratio was increased from 4.75 to 5.50, our actual adjusted debt to EBITDAR ratio was 3.86; the minimum fixed charge coverage ratio was reduced from 1.30 to 1.25, our actual fixed charge coverage ratio was 1.78; the maximum senior leverage ratio was reduced from 2.0 to 1.25, our actual senior secured leverage ratio was 0.05, and our minimum capital expenditures ratio of 1.00, which was not changed, was 2.36.  Pursuant to the amendment, our pricing grid increased from 75 basis points over LIBOR on drawn balances and 25 basis points for undrawn balances to an initial 300 basis points over LIBOR on drawn balances and 62.5 basis points for undrawn balances. Based upon our adjusted debt to EBITDAR ratio being below 4.00 as of the end of the first quarter of 2009, our spread over LIBOR on drawn balances is now 2.75 and our fee for undrawn balances is now 50.0 basis points. Our maximum borrowing capacity was reduced from $100.0 million to $90.0 million, and will be further reduced to $65.0 million by the end of the first fiscal quarter of 2010. As of the end of our first fiscal quarter, there were no defaults under the Credit Agreement and we were in compliance with all covenants.

The interest rates per annum applicable to loans outstanding under the Credit Agreement are, at our option, equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (2.0 percent to 3.25 percent in the case of base rate loans and 2.75 percent to 4.0 percent in the case of LIBOR rate loans), depending on our adjusted debt to EBITDAR ratio.

Our obligations under the Credit Agreement are secured by liens on substantially all of our assets, including a pledge of the capital stock of our material subsidiaries (but excluding real property acquired after November 3, 2003). Except as otherwise provided in the Credit Agreement, the Credit Agreement will mature on October 18, 2011.

In addition, we have four separate lease agreements that cover lease arrangements for an aggregate of 30 Ninety Nine Restaurants, each of which contains a fixed charge covenant calculation. Each of the four restaurant groups are subject to an annual fixed charge coverage ratio of 1.50 to 1.00. We were in compliance with this covenant at April 19, 2009.

From time to time, we have entered into interest rate swap agreements with certain financial institutions. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of Senior Subordinated Notes due 2013 into variable-rate obligations. On December 17, 2008, the counterparties to our swap agreements exercised their right to exit the agreement in exchange for a $3.5 million payment of the remaining swap value, and we therefore did not have any swap arrangements as of April 19, 2009.

In 2009 and 2008, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our restaurant support center. The Company did not finance any capital expenditures using capital leases during the quarters ended April 19, 2009 or April 20, 2008. Capital expenditures for the 16 weeks ended April 19, 2009 and April 20, 2008 were as follows:

	April 19,	April 20,
	2009	2008
	(in thousands)
New restaurant capital expenditures	$63	$2,184
Re-branding capital expenditures (1)	—	8,868
Other capital expenditures	1,977	2,962
Total capital expenditures	$2,040	$14,014

(1)

Expenditures related to our Kitchen Display System initiative, of $1.5 million in 2008, previously shown as other capital expenditures have been reclassified and included as re-branding capital expenditures.

We expect to spend between $15 million and $18 million in capital expenditures in 2009. We opened one new Ninety Nine restaurant during the first quarter of 2009 and expect to open one new Stoney River restaurant in 2009.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 28, 2008, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, goodwill and trademarks, impairment of long-lived assets, and income taxes and related financial statement items. We consider an accounting policy to be critical if it is most important to the portrayal of our consolidated financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 16 weeks of 2009, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of April 19, 2009 as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2008. As of April 19, 2009, we had no amounts outstanding on our revolving credit facility as compared to $23.8 million outstanding at December 28, 2008.

Outlook

Based upon our historical performance for the past few years, our average weekly sales per restaurant in the second quarter tends to be between 2 and 3 percent lower than in the first quarter, while our average weekly sales per restaurant in the third and fourth quarters tends to be between 6 and 8 percent lower than in the first quarter. Except for unusual discounting activity which is difficult to predict in this operating environment, we expect our cost of food and beverage as a percent of restaurant sales will remain relatively constant throughout the year compared to our performance in the first quarter. We have locked in our pricing for over 70 percent our beef requirements and approximately half of our seafood requirements. Of the beef and seafood prices we have locked in, the prices are on average at or below our 2008 prices for like items. We have also locked in pricing for approximately 95 percent of our poultry requirements and 97 percent of our pork requirements. Of the poultry and pork prices we have locked in, the average price increases for like items will be in the low single digits as compared to 2008. Our cost of labor and benefits and restaurant operating costs are likely to increase as a percent of restaurant sales compared to the first quarter, due to the de-leveraging impact of the reduced level of average weekly sales anticipated through the remainder of the year. We expect that advertising and marketing expenses will remain roughly constant as a percent of restaurant sales throughout the year, and that our weekly depreciation and general and administrative expenses will remain roughly constant in dollar terms throughout the year. We have already opened one new Ninety Nine restaurant this year and plan to open one new Stoney River restaurant later in the year. Our current plans for 2009 do not include any re-brandings. We estimate our capital expenditures to between $15 million and $18 million for 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations. It also amends certain of Accounting Research Bulletin (“ARB”) No. 51’s, “Consolidated Financial Statements” consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS No. 160 during the first fiscal quarter of 2009. The adoption of SFAS No. 160 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We adopted the disclosure provisions of SFAS No. 161 during the first fiscal quarter of 2009. The adoption of SFAS No. 161 did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS No. 157-4 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS No.107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land, construction costs, and fuel/energy costs has adversely affected our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on our payroll and benefit costs. As a result of increased competition and the competitive employment environment in certain markets in which our restaurants are located, we have selectively increased wages in order to attract and retain hourly employees. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended April 19, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 5, 2007, we filed suit in Davidson County, Tennessee, against Richard Arras, Steven Pahl and Wi-Tenn Investors, LLC, (“Defendants”) alleging breach of contract and breach of fiduciary duty by the Defendants related to Wi-Tenn Restaurants, LLC, a joint venture owned 50% by us and 50% by the Defendants, which developed and operates an O’Charley’s restaurant in Grand Chute, Wisconsin (the “Tennessee Action”). Subsequently, on November 7, 2007, the Defendants filed suit in Outagamie County, Wisconsin, against us and seven of our current and former employees alleging violations of the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, fraud, misrepresentation and unjust enrichment, stemming from Defendants’ ownership in Wi-Tenn Restaurants, LLC (the “Wisconsin Action”). We filed a motion to dismiss Defendants’ complaint in the Wisconsin Action and this motion was granted on August 12, 2008, resulting in dismissal of the Wisconsin Action. On February 15, 2008, Defendants filed a counterclaim in the Tennessee Action against us and the aforementioned current and former employees, pertaining to the same subject matter referenced in the Wisconsin Action (the “Tennessee Counterclaim”). The Tennessee Counterclaim was amended and asserted ten causes of action including the claims asserted in the Wisconsin Action, claims under the Tennessee Securities Act and Delaware Securities Act, claims under the Tennessee Consumer Protection Act, and claims for tortuous interference, breach of fiduciary duty and breach of contract. The Tennessee Counterclaim alleges damages in excess of $75,000. On August 6, 2008, the Court in the Tennessee Action dismissed Defendants’ Counterclaims concerning the Wisconsin Franchise Investment Law, Wisconsin Uniform Securities Law, Tennessee Securities Act and Delaware Securities Act with prejudice and required Defendants to re-plead their claims under the Tennessee Consumer Protection Act and their claims for fraud, misrepresentation, tortuous interference and breach of contract. The Court subsequently dismissed Defendants’ counterclaim for breach of contract. We have amended our complaint to include claims against Sun Capital Partners, Inc., Boston Market Corporation and Market Dining Holding, LLC, for interference in our contractual business relationships with Defendants. We deny all liability and intend to vigorously contest the allegations contained in the Tennessee Counterclaim and to vigorously prosecute the Tennessee Action against the Defendants and Sun Capital Partners, Boston Market and Market Dining Holding. During the fourth fiscal quarter of 2008, we recorded an impairment charge of $2.6 million on the one Wi-Tenn restaurant located in Grand Chute, Wisconsin. The Tennessee Action is not currently set for trial.

On October 30, 2008, a jury in the matter of Laurie Clifford v. David Kvinlaug, Geno Barone, O’Charley’s, Inc. and 99 Restaurants of Boston, LLC, Essex (Massachusetts) Superior Court, Civil Action No. 2004-00041, rendered a verdict in favor of the plaintiff awarding damages in the amount of $3.2 million plus prejudgment interest of $1.9 million as of the date of the verdict. The plaintiff in this matter alleged claims relating to injury caused by an intoxicated person who was served alcoholic beverages at one of our Ninety Nine Restaurants. We maintain insurance to cover these types of claims, subject to a self-insured retention of $500,000. Based on the information currently available, and acknowledging the uncertainty of litigation, our April 19, 2009 consolidated balance sheet reflects the amount awarded, plus pre-judgment interest, estimated post-judgment interest, and the related expected insurance recovery should such liability be confirmed. Such amounts are included in “Other Liabilities” and “Other Assets,” respectively. Our excess insurance carrier had previously asserted a reservation of rights, claiming that it did not receive timely notice of this matter from our third party claims administrator in accordance with the terms of the policy; which reservation of rights was subsequently removed, and coverage accepted by our excess insurance carrier on March 26, 2009. We intend to appeal the judgment and believe that we have valid coverage under our insurance policies for amounts in excess of our self-insured retention. There can be no assurance, however, that we will be successful in our appeal of the judgment.

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

We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect our consolidated results of operations, or on occasion, receive settlements that favorably affect our consolidated results of operations.

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended April 19, 2009 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/29/08 - 1/25/09	799	2.64	—	—
1/26/09 - 2/22/09	24,965	2.69	—	—
2/23/09 - 3/22/09	7,228	2.62	—	—
3/23/09 - 4/19/09	475	3.86	—	—
Total	33,467	2.69	—	—

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 13, 2009. The number of shares of Common Stock, no par value per share, of the Company issued, outstanding, and entitled to vote at March 20, 2009, the record date of the meeting, was 21.3 million. Approximately 89 percent of the outstanding shares were present in person or by proxy at the meeting. At the annual meeting, the following proposals were voted upon:

(a) Elect the following individuals as directors to hold office until the next annual meeting of shareholders and until their respective successors are elected and qualified:

Director	For	Withheld
Arnaud Ajdler	17,505,402	1,486,502
Philip J. Hickey, Jr.	18,776,507	215,397
Gregory Monahan	18,095,654	896,250
Dale W. Polley	18,572,018	419,886
Richard Reiss, Jr.	18,493,827	498,077
Robert J. Walker	18,824,778	167,126
Shirley A. Zeitlin	18,501,340	490,564

The following table sets forth the other members of our board of directors whose term of office continued after the meeting and the year in which his term expires:

Name	Term Expires
William F. Andrews	2010
Douglas Benham	2010
H. Steve Tidwell	2010

(b) Approval of amendment to the company’s Restated Charter to provide for majority voting for the election of directors in uncontested elections:

For	Against	Abstain	Broker Non-votes
13,005,570	636,661	4,322	5,345,351

(c) Approval of an amendment to the CHUX Ownership Plan to increase the number of shares of common stock authorized for issuance thereunder:

For	Against	Abstain	Broker Non-votes
13,281,813	270,913	93,825	5,345,353

(d) Ratification of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2009:

For	Against	Abstain
18,452,369	508,219	31,316

Item 6. Exhibits

No.	Description
10.1	Non-Employee Director Compensation
10.2	Form of Non-Qualified Stock Option Agreement
10.3

Form of First Amendment to O’Charley’s Inc. Executive Employment Agreement, dated January 12, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2009).

10.4

First Amendment to O’Charley’s Inc. Executive Employment Agreement between O’Charley’s Inc. and Lawrence E. Hyatt, dated January 12, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2009).

10.5

Transition Agreement and General Release, dated February 12, 2009, by and between Gregory L. Burns and O’Charley’s Inc. and its subsidiaries, affiliates and related entities (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).

10.6

Form of Second Amendment to O’Charley’s Inc. Executive Employment Agreement, dated March 11, 2009 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2008).

10.7

CHUX Ownership Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders filed with the Commission on April 8, 2009).

31.1	Certification of Lawrence E. Hyatt, Interim Chief Executive Officer and Chief Financial Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

O’Charley’s Inc.
(Registrant)

Date: May 22, 2009	By:	/s/ Lawrence E. Hyatt
Lawrence E. Hyatt
Interim President and Chief Executive Officer,
Chief Financial Officer, and Treasurer