Form 10-Q
period 2009-07-12
O CHARLEYS INC
filed 2009-08-19
CIK 864233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 12, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2009

Common Stock, no par value	21,495,807 shares

O’Charley’s Inc.

Form 10-Q

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 12,	December 28,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,606	$6,818
Trade accounts receivable, net	14,409	22,880
Inventories, net	20,442	23,788
Deferred income taxes	221	894
Assets held for sale	2,865	2,158
Other current assets	8,422	6,978
Total current assets	52,965	63,516

Property and equipment, net of accumulated depreciation of $346,098 and $328,626	389,350	412,289
Trade names and other intangible assets	25,946	25,946
Other assets	12,837	18,511
Total Assets	$481,098	$520,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$10,085	$16,466
Accrued payroll and related expenses	17,761	17,102
Accrued expenses	22,067	26,348
Deferred revenue	6,998	18,112
Federal, state and local taxes	15,838	10,731
Current portion of long-term debt and capitalized lease obligations	3,364	6,640
Total current liabilities	76,113	95,399

Deferred income taxes	742	3,109
Other liabilities	48,844	53,566
Long-term debt, less current portion	128,571	152,989
Capitalized lease obligations, less current portion	2,490	3,439

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000 shares; issued and outstanding, 21,496 in 2009 and 21,303 in 2008	159,373	156,830
Retained earnings	64,965	54,930
Total shareholders’ equity	224,338	211,760
Total Liabilities and Shareholders’ Equity	$481,098	$520,262

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

12 Weeks Ended July 12, 2009 and July 13, 2008

(In thousands, except per share data)

(Unaudited)

	2009	2008

Revenues:
Restaurant sales	$206,028	$220,955
Franchise and other revenue	189	188
	206,217	221,143
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	59,796	64,817
Payroll and benefits	72,480	78,651
Restaurant operating	39,949	44,258
Cost of restaurant sales, excluding depreciation and
amortization shown separately below	172,225	187,726

Advertising and marketing	8,107	7,751
General and administrative	8,075	10,346
Depreciation and amortization of property and equipment	10,956	11,605
Impairment, disposal and restructuring charges, net	1,543	1,728
Pre-opening	80	1,593
	200,986	220,749
Income from Operations	5,231	394

Other Expense (Income):
Interest expense, net	2,741	2,660
Other, net	(82)	(1)
	2,659	2,659
Earnings (Loss) Before Income Taxes	2,572	(2,265)
Income Tax (Benefit) Expense	(322)	5,569
Net Earnings (Loss)	$2,894	$(7,834)

Net Earnings (Loss) Available to Common Shareholders	$2,822	$(7,834)

Basic earnings (loss) available to common shareholders per share:
Net earnings (loss)	$0.14	$(0.38)
Weighted average common shares outstanding	20,883	20,768

Diluted earnings (loss) available to common shareholders per share:
Net earnings (loss)	$0.13	$(0.38)
Weighted average diluted common shares outstanding	21,378	20,768

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

28 Weeks Ended July 12, 2009 and July 13, 2008

(In thousands, except per share data)

(Unaudited)

	2009	2008

Revenues:
Restaurant sales	$497,392	$518,131
Franchise and other revenue	483	507
	497,875	518,638
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	144,820	152,499
Payroll and benefits	171,803	180,269
Restaurant operating	96,537	102,744
Cost of restaurant sales, excluding depreciation and
amortization shown separately below	413,160	435,512

Advertising and marketing	18,558	19,086
General and administrative	20,783	23,937
Depreciation and amortization of property and equipment	25,978	27,188
Impairment, disposal and restructuring charges, net	1,836	1,531
Pre-opening	345	2,412
	480,660	509,666
Income from operations	17,215	8,972

Other expense (Income):
Interest expense, net	6,784	6,503
Other, net	(72)	(1)
	6,712	6,502
Earnings Before Income Taxes	10,503	2,470
Income Tax Expense (Benefit)	468	(73)
Net Earnings	$10,035	$2,543

Net Earnings Available to Common Shareholders	$9,746	$2,543

Basic earnings available to common shareholders per share:
Net Earnings	$0.47	$0.12
Weighted average common shares outstanding	20,721	21,287

Diluted earnings available to common shareholders per share:
Net Earnings	$0.47	$0.12
Weighted average diluted common shares outstanding	20,933	21,395

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

28 Weeks Ended July 12, 2009 and July 13, 2008

(In thousands)

(Unaudited)

	2009	2008

Cash Flows from Operating Activities:
Net earnings	$10,035	$2,543
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,978	27,188
Amortization of debt issuance costs and swap termination payment	151	502
Share-based compensation	2,401	2,505
Amortization of deferred gain on sale-leasebacks	(569)	(569)
Deferred income taxes and other income tax related items	(1,695)	(3,037)
Loss on the sale of assets	62	42
Impairment, disposal and restructuring charges	1,689	1,373
Noncontrolling interests	(84)	—
Changes in assets and liabilities:
Trade accounts receivable	4,961	3,727
Inventories	3,346	(1,743)
Other current assets	(1,444)	(4,795)
Trade accounts payable	(6,381)	14,180
Deferred revenue	(11,114)	(10,602)
Accrued payroll, accrued expenses, and federal, state and local taxes	1,356	5,129
Other long-term assets and liabilities	955	1,087
Net cash provided by operating activities	29,647	37,530

Cash Flows from Investing Activities:
Additions to property and equipment	(6,532)	(34,981)
Proceeds from the sale of assets	1,023	2,677
Other, net	42	92
Net cash used in investing activities	(5,467)	(32,212)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	22,083
Payments on long-term debt and capitalized lease obligations	(28,256)	(5,231)
Payments to noncontrolling interest	(50)	—
Dividends paid	—	(2,603)
Shares repurchased	—	(24,774)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	404	628
Proceeds from swap cancellation	3,510	—
Other financing activities	—	137
Net cash used in financing activities	(24, 392)	(9,760)
Decrease in cash and cash equivalents	(212)	(4,442)
Cash and cash equivalents at beginning of the period	6,818	9,982
Cash and cash equivalents at end of the period	$6,606	$5,540

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

28 Weeks Ended July 12, 2009

(In thousands)

(Unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance, December 28, 2008	21,303	$156,830	$54,930	$211,760
Comprehensive Income:
Net earnings	—	—	10,035	10,035
Noncontrolling interest, net	—	(133)	—	(133)
Shares tendered and retired for minimum tax withholdings	(38)	(129)	—	(129)
Shares issued under CHUX Ownership Plan	157	404	—	404
Share-based compensation expense	74	2,401	—	2,401
Balance, July 12, 2009	21,496	$159,373	$64,965	$224,338

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12 and 28 Weeks Ended July 12, 2009 and July 13, 2008

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

The Company’s significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue.

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

B. CORRECTION OF IMMATERIAL ERROR

During the second quarter of fiscal 2009, the Company identified an immaterial error related to the allocation of losses to noncontrolling interests. Management reviewed the impact of this error and concluded the impact on the prior year consolidated financial statements was immaterial. From the period 2004 to 2007, net losses attributable to noncontrolling interests exceeded the noncontrolling interests’ combined investments of $750,000, and therefore to the extent of these investments, losses should have been allocated to noncontrolling interests in the Company’s consolidated financial statements. To correct the error, the Company adjusted $750,000 in noncontrolling interests from “Other Liabilities” to “Retained Earnings” in the December 28, 2008 consolidated balance sheet.

The following table sets forth the impact of the immaterial adjustments to the Company’s consolidated balance sheet for the year ended December 28, 2008. There was no impact to basic or fully diluted earnings available to common shareholders per share for the periods presented.

	December 28, 2008 (as previously reported)	Adjustments	December 28, 2008 (as adjusted)
(in thousands)
Other Liabilities	$54,316	$(750)	$53,566
Retained Earnings	$54,180	$750	$54,930

The 10-K for the year ending December 27, 2009, to be filed with the Securities and Exchange Commission, will be adjusted to reflect adjustments related to this error.

See Note K to the Notes to Unaudited Consolidated Financial Statements for further description of joint venture arrangements.

C. FAIR VALUE MEASUREMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements on December 31, 2007. The Company also adopted SFAS No. 157 for non-financial assets and liabilities in the first quarter of fiscal 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board (“FASB”) having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements.

The Company adopted FASB Staff Position (“FSP”) FAS No.157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP FAS No. 157-4”) and FSP FAS No.107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS No. 107-1 and APB No. 28-1”) during the second quarter of fiscal 2009. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The adoption of these accounting pronouncements did not have an impact on the Company’s unaudited consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring and nonrecurring basis are summarized in the table below (in thousands):

	Fair Value Measurement at Reporting Date Using

	July 12, 2009 Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Deferred compensation plan asset	$4,446	$4,446	$—	$—
Long-lived assets held and used	1,600	—	1,600	—	$(1,360)
Long-lived assets held for sale	2,865	—	2,865	—	—
Total	$8,911	$4,446	$4,465	$—	$(1,360)

The deferred compensation plan asset, measured on a recurring basis, is comprised of various investment funds, which are valued based upon their quoted market prices.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), long-lived assets held and used with a carrying amount of $3.0 million were written down to their fair value of $1.6 million during the second quarter of fiscal 2009, resulting in a loss of $1.4 million, which was included in earnings for the quarter ended July 12, 2009. Level 2 fair value is based upon broker estimates of value of leasehold improvements and other residual assets. In the case of non-operating assets, fair value is determined by the estimated value of the asset less costs associated with the marketing and/or selling the asset.

Long-lived assets held for sale had a carrying amount of $2.9 million at July 12, 2009. Level 2 fair values are based upon broker listings and sales agreements.

D. IMPAIRMENT, DISPOSAL AND RESTRUCTURING CHARGES, NET

Long-lived assets, such as property and equipment and definite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the second quarter of fiscal 2009, the Company recorded impairment charges with respect to three O’Charley’s restaurants, all of which will remain open, and other minor impairments resulting in impairment charges of $1.4 million. The Company also recorded restructuring charges of $0.1 million with respect to the planned sale of the Ninety Nine restaurant distribution facility. Total impairment, disposal and restructuring charges, net for the 12 weeks ended July 12, 2009 were $1.5 million compared to $1.7 million for the same prior-year period. Total impairment, disposal and restructuring charges, net for the 28 weeks ended July 12, 2009 were $1.8 million compared to $1.5 million for the same prior-year period.

E. SHARE-BASED COMPENSATION

Total share-based compensation expense was $1.0 million for the 12 weeks ended July 12, 2009 and July 13, 2008. Total share-based compensation expense was $2.4 million and $2.5 million for the 28 weeks ended July 12, 2009 and July 13, 2008, respectively. The Company’s net share-based compensation expense was primarily related to restricted stock awards and to a lesser extent, expense associated with the Company’s employee share purchase plan and unvested stock options.

For the 12 weeks ended July 12, 2009, the Company issued approximately 0.1 million shares of restricted stock awards to certain members of its board of directors and has recognized approximately $0.1 million of expense related to these awards. Also, during the 12 weeks ended July 12, 2009, the Company issued approximately 0.2 million shares of non-qualified stock options to a member of senior management and has recognized approximately $28,000 of expense related to these awards. For the 28 weeks ended July 12, 2009, the Company issued approximately 0.1 million shares of restricted stock awards to certain members of its board of directors and has recognized $0.1 million of expense related to these awards. The Company also issued approximately 1.2 million shares of non-qualified stock options to certain members of senior management and other employees and has recognized $0.2 million of expense related to these awards. As of July 12, 2009, there were 2.2 million options outstanding and 0.6 million restricted stock awards outstanding.

F. LONG-TERM DEBT

On December 5, 2008, the Company amended its Second Amended and Restated Credit Agreement, (the “Credit Agreement”), making changes to certain defined terms and conditions. This amendment changed three of the four financial covenants and reduced the maximum borrowing capacity under the Credit Agreement from $100.0 million to $90.0 million, and will be further reduced to $65.0 million by the end of the first quarter of fiscal 2010. The pricing grid also increased from 75 basis points over LIBOR on drawn balances and 25 basis points for undrawn balances to an initial 300 basis points over LIBOR on drawn balances and 62.5 basis points for undrawn balances. Based upon the Company’s adjusted debt to EBITDAR ratio being below 4.00 as of the end of the second quarter of fiscal 2009, the Company’s spread over LIBOR on drawn balances is now 275 basis points and the Company’s fee for undrawn balances is now 50 basis points. At July 12, 2009, the Company had no amounts outstanding on its revolving credit facility and $10.8 million outstanding in letters of credit, which reduced its available capacity under the Credit Agreement to $79.2 million. Subsequent to the end of the fiscal second quarter, the Company sold certain assets discussed in Note N of the Notes to Unaudited Consolidated Financial Statements reducing the Company’s future borrowing capacity under the Credit Agreement to $83 million from $90 million.

G. NET EARNINGS PER COMMON SHARE

On December 29, 2008, the Company adopted FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which requires unvested share-based payments that entitle employees to receive non-forfeitable dividends to also be considered participating securities, as defined in EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and for these participating securities to be included in the two-class method of computing earnings per share.

Under SFAS No. 128, “Earnings per Share,” the two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. Under this method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The Company reduced net earnings by the portion of dividends and net earnings allocated to participating unvested restricted stock. The adoption of FSP EITF 03-6-1 reduced basic and diluted earnings per share by $0.01 for the 12 and 28 weeks ended July 12, 2009. The adoption did not reduce basic and diluted earnings per share in the prior year quarter from originally reported amounts.

Following is a reconciliation of the Company’s basic and diluted earnings per share calculation applying the two-class method (in thousands, except per share data):

	12 Weeks Ended		28 Weeks Ended
	July 12,	July 13,	July 12,	July 13,
	2009	2008	2009	2008

Net earnings (loss)	$2,894	$(7,834)	$10,035	$2,543
Less: Unvested participating restricted stock dividends	—	—	—	—
Less: Net earnings allocated to unvested participating restricted stock	(72)	—	(289)	—
Earnings available to common shareholders	$2,822	$(7,834)	$9,746	$2,543

Weighted average common shares outstanding	20,883	20,768	20,721	21,287
Incremental options and restricted shares outstanding	495	—	212	108
Weighted average diluted common shares outstanding	21,378	20,768	20,933	21,395

Basic earnings (loss) per common share	$ 0.14	$ (0.38)	$ 0.47	$ 0.12
Diluted earnings (loss) per common share	$ 0.13	$ (0.38)	$ 0.47	$ 0.12

Options for 1.7 million and 1.3 million shares were excluded from the 2009 and 2008 12 and 28-week diluted weighted average share calculations, respectively, due to these shares being anti-dilutive. In addition, restricted stock awards for 0.6 million were excluded from the 2009 12- and 28-week diluted weighted average shares calculations, respectively, and 1.0 million and 0.9 million shares were excluded from the 2008 12- and 28-week, respectively due to these shares being anti-dilutive.

H.	DERIVATIVE INSTRUMENTS

On December 17, 2008, the counterparties to the Company’s swap agreements exercised their right to exit the agreements in exchange for a $3.5 million payment of the remaining swap value, which is included as long-term debt in the Company’s consolidated balance sheet. This fair value adjustment is being amortized against interest expense over the life of the senior subordinated notes. As of July 12, 2009, the amount remaining to be amortized was $3.1 million. The Company did not have any remaining swap arrangements as of July 12, 2009.

I.	LEGAL PROCEEDINGS

On June 8, 2009, the Company resolved litigation involving Wi-Tenn Investors, LLC, Richard Arras, Steven Pahl, Boston Market Corporation, Sun Capital Partners, Inc., and Market Dining Holding, Inc., concerning Wi-Tenn Restaurants, LLC (referred to in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 19, 2009 as the “Tennessee Action” and the “Wisconsin Action”). The parties to the Tennessee Action and the Wisconsin Action entered into a confidential settlement that resolved all claims among the parties. By virtue of the parties’ settlement, Wi-Tenn Investors, LLC, no longer owns any interest in Wi-Tenn Restaurants, LLC, or has any other involvement with the Company.

During the second quarter of fiscal 2009, the Company resolved the litigation styled Laurie Clifford v. David Kvinlaug, Geno Barone, O’Charley’s, Inc. and 99 Restaurants of Boston, LLC, Essex (Massachusetts) Superior Court, Civil Action No. 2004-00041, which litigation was previously referenced in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 19, 2009. Specifically, on or about July 8, 2009, Laurie Clifford, the Company, 99 Restaurants of Boston, LLC and the Company’s excess insurance carrier entered into a settlement agreement that resolved all claims among the parties.

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

J.	ASSETS HELD FOR SALE

The amount shown in assets held for sale as of July 12, 2009 on the consolidated balance sheet consists of assets related to one Stoney River restaurant closed during the second quarter of fiscal 2009, one prospective restaurant site, and certain assets at its Ninety Nine restaurant distribution facility. The combined net book value of these assets is $2.9 million. The real estate is currently being marketed for sale. The Ninety Nine restaurant distribution facility assets were sold to the new supplier of the Ninety Nine restaurants during the third quarter of fiscal 2009. The Company does not recognize depreciation expense for assets being held for sale.

During the second quarter of fiscal 2009, the Company sold its Company-owned aircraft with a net book value of $1.1 million and recognized $37,000 of loss on the sale of the asset. The Stoney River restaurant and certain assets at the Ninety Nine distribution facility increased assets held for sale by $2.0 million during the second quarter of fiscal 2009.

K.	FRANCHISE AND JOINT VENTURE ARRANGEMENTS

In connection with the Company’s franchising initiative, the Company may from time to time enter into joint venture and franchise arrangements to develop and operate O’Charley’s restaurants. For any joint venture in which the Company has an ownership interest, the Company may make loans to the joint venture entity and/or guarantee certain of the joint venture’s debt and obligations. As of July 12, 2009, the Company has a 50% interest in one joint venture to operate O’Charley’s restaurants. Under FASB Interpretation (“FIN”) 46(R),“Consolidation of Variable Interest Entities” (“FIN 46(R)”), the joint venture (JFC Enterprises, LLC) is considered a variable interest entity. Since the Company currently bears a disproportionate share of the financial risk associated with the joint venture, it has been deemed to be the primary beneficiary of the joint venture and, in accordance with FIN 46(R), the Company consolidates the joint venture in its consolidated financial statements. Also, with the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), the Company recognizes its proportionate share of the joint venture’s income and losses in its consolidated financial statements. The JFC Enterprises LLC, joint venture partner has neither the obligation nor the ability to contribute its proportionate share of potential future losses. Such losses may require additional financial support from the Company. As of July 12, 2009, JFC Enterprises, LLC, which owns and operates two O’Charley’s restaurants in Louisiana, had loans outstanding due to the Company of $8.5 million. Assets, liabilities, sales, and expenses related to the joint ventures are not significant to the Company’s financial position or results of operations.

As a result of the legal matter discussed in Note I of the Notes to Unaudited Consolidated Financial Statements, the Company purchased the remaining 50% interest in the Wi-Tenn Restaurants LLC joint venture from Wi-Tenn Investors, LLC for $50,000 on June 2, 2009. The joint venture had operated one O’Charley’s restaurant in Grand Chute, Wisconsin. This location has become a Company-owned restaurant and is expected to remain open.

L. INCOME TAXES

During the second quarter ended July 12, 2009, the Company performed its quarterly assessment of its net deferred tax assets. Under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the goodwill impairment charge recognized by the Company during fiscal 2008, the Company had a three-year cumulative pre-tax loss. In evaluating all of the positive and negative evidence in determining that a valuation allowance was required, pursuant to SFAS No.109, the Company evaluated future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, if applicable, and tax planning strategies, and compared the likelihood of these sources of income in light of the recent pre-tax losses and determined that it is more likely than not that the Company will not be able to realize its net deferred tax assets in the future. A cumulative pre-tax loss is given considerably more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Therefore, in accordance with SFAS No. 109, the Company has recorded an additional net valuation allowance of $1.9 million against its deferred tax assets during the 28 weeks ended July 12, 2009. The difference between the Company’s estimated annual tax rate of negative 2.2 percent and the 4.5 percent rate through the second quarter of 2009 relates to certain discrete items, primarily the reversal of $1.3 million of valuation reserve associated with certain state net operating loss carry-forwards, offset by an expense of $1.9 million related to the difference between the grant date price of certain restricted stock awards, as deductible for book purposes, compared to the vesting date price of the awards, as deductible for tax purposes. The change in the effective tax rate from fiscal 2008 to fiscal 2009 is the result of the impact of federal tax credits on the expected full year results and the fiscal 2009 valuation allowance reserves.

For the 12 weeks ended July 12, 2009, the Company has recorded an income tax benefit of $0.3 million and an income tax expense of $0.5 million for the 28 weeks ended July 12, 2009. The Company projects that its tax credits, which are primarily the FICA (Social Security and Medicare taxes) tip credits and the WOTC (Work Opportunity Tax Credit), will be approximately $7.3 million for the year. The FICA tip credit is a non refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips. WOTC is available for wages paid by employers who hire individuals from certain targeted groups of hard-to-employ individuals.

M. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. It also amends certain of Accounting Research Bulletin (“ARB”) No. 51’s, “Consolidated Financial Statements,” consolidation procedures for consistency with the requirements of SFAS No. 141(R), “Business Combinations.” This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Noncontrolling interests are not significant to the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The Company adopted the disclosure provisions of SFAS No. 161 during the first quarter of fiscal 2009. The adoption of SFAS No. 161 did not have an impact on the Company’s unaudited consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. SFAS No. 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of fiscal 2009. The Company evaluated for subsequent events through August 19, 2009, the date these financial statements were filed with the Securities and Exchange Commission (“the Commission”). Subsequent events are noted in Note N of the Notes to Unaudited Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”), which amends FIN 46(R) regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 168”), which approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending October 4, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. The adoption of SFAS No. 168 will not have any impact on the Company’s results of operations or financial position.

N. SUBSEQUENT EVENT

As announced on June 15, 2009, the Company entered into an agreement to outsource food and supply distribution for its Ninety Nine restaurants and to sell related assets at its distribution facility in Bellingham, Massachusetts. The related transactions closed August 10, 2009. Under the terms of the agreement, the Company sublet the Bellingham facility to its supplier for an interim period that is expected to be less than one year. The Company also sold substantially all of its assets in Bellingham to its new supplier, including inventories and certain fixed assets, for net cash proceeds of approximately $6.7 million and the supplier also agreed to assume certain truck leases. Additionally, under the Company’s Credit Agreement, net cash proceeds from an asset sale will result in an equal permanent reduction to the revolving credit commitment, rounded to the nearest $1.0 million. As a result, effective August 10, 2009, the Company’s future borrowing capacity under the Credit Agreement has been reduced to $83 million from $90 million.

O. SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent Senior Subordinated Notes due 2013. The obligations of the Company under the Senior Subordinated Notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of July 12, 2009 and December 28, 2008 and for the 12- and 28 -week periods ended July 12, 2009 and July 13, 2008.

Consolidating Balance Sheet

As of July 12, 2009

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,278	$5,175	$153	$6,606
Trade accounts receivable, net	5,733	9,347	(671)	14,409
Intercompany (payable) receivable	(264,379)	231,646	32,733	—
Inventories, net	4,414	15,992	36	20,442
Deferred income taxes	(163)	384	—	221
Assets held for sale	809	2,056	—	2,865
Other current assets	3,288	3,608	1,526	8,422
Total current (liabilities) assets	(249,020)	268,208	33,777	52,965
Property and equipment, net	265,473	121,425	2,452	389,350
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	214,664	28,289	(230,116)	12,837
Total Assets (Liabilities)	$231,142	$443,843	$(193,887)	$481,098
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$7,820	$1,678	$587	$10,085
Accrued payroll and related expenses	13,445	4,240	76	17,761
Accrued expenses	16,880	5,791	(604)	22,067
Deferred revenue	—	7,618	(620)	6,998
Federal, state and local taxes (receivable) payable	(10,864)	26,601	101	15,838
Current portion of long-term debt and capitalized lease obligations	3,221	143	—	3,364
Total current liabilities	30,502	46,071	(460)	76,113
Deferred income taxes	742	—	—	742
Other liabilities	29,171	19,486	187	48,844
Long-term debt, less current portion	150,594	645	(22,668)	128,571
Capitalized lease obligations, less current portion	2,175	315	—	2,490
Shareholders’ Equity (Deficit):
Common stock	116,749	343,431	(300,807)	159,373
Retained (deficit) earnings	(98,791)	33,895	129,861	64,965
Total shareholders’ equity (deficit)	17,958	377,326	(170,946)	224,338
Total Liabilities and Shareholders’ Equity (Deficit)	$231,142	$443,843	$(193,887)	$481,098

Consolidating Balance Sheet

As of December 28, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,924	$(2,639)	$6,533	$6,818
Trade accounts receivable, net	15,254	7,825	(199)	22,880
Intercompany (payable) receivable	(290,036)	256,715	33,321	—
Inventories, net	4,535	19,187	66	23,788
Deferred income taxes	510	384	—	894
Assets held for sale	809	1,349	—	2,158
Other current assets	1,972	4,963	43	6,978
Total current (liabilities) assets	(264,032)	287,784	39,764	63,516
Property and equipment, net	279,656	129,657	2,976	412,289
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	216,067	33,309	(230,865)	18,511
Total Assets (Liabilities)	$231,716	$476,671	$(188,125)	$520,262
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$7,552	$3,205	$5,709	$16,466
Accrued payroll and related expenses	13,235	3,856	11	17,102
Accrued expenses	17,742	8,840	(234)	26,348
Deferred revenue	—	18,690	(578)	18,112
Federal, state and local taxes (receivable) payable	(14,408)	25,045	94	10,731
Current portion of long-term debt and capitalized lease obligations	6,010	630	—	6,640
Total current liabilities	30,131	60,266	5,002	95,399
Deferred income taxes	3,109	—	—	3,109
Other liabilities	30,212	23,169	185	53,566
Long-term debt, less current portion	174,774	883	(22,668)	152,989
Capitalized lease obligations, less current portion	2,917	522	—	3,439
Shareholders’ Equity (Deficit):
Common stock	114,071	343,431	(300,672)	156,830
Retained (deficit) earnings	(123,498)	48,400	130,028	54, 930
Total shareholders’ (deficit) equity	(9,427)	391,831	(170,644)	211,760
Total Liabilities and Shareholders’ Equity (Deficit)	$231,716	$476,671	$(188,125)	$520,262

Consolidating Statement of Operations

12 Weeks Ended July 12, 2009

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$117,993	$83,314	$4,721	$206,028
Commissary sales	—	18,656	(18,656)	—
Franchise and other revenue	190	65	(66)	189
	118,183	102,035	(14,001)	206,217

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	33,966	24,530	1,300	59,796
Payroll and benefits	43,493	30,093	(1,106)	72,480
Restaurant operating	21,172	15,170	3,607	39,949
Cost of restaurant sales, excluding depreciation and amortization shown separately below	98,631	69,793	3,801	172,225

Cost of commissary sales	—	18,246	(18,246)	—
Advertising and marketing	—	8,052	55	8,107
General and administrative	1,078	7,394	(397)	8,075
Depreciation and amortization of property and equipment	6,300	4,467	189	10,956
Impairment, disposal and restructuring charges, net	1,345	52	146	1,543
Pre-opening	—	80	—	80
	107,354	108,084	(14,452)	200,986
Income (loss) from Operations	10,829	(6,049)	451	5,231
Other Expense (Income):
Interest expense, net	2,476	152	113	2,741
Other, net	(82)	—	—	(82)
	2,394	152	113	2,659
Earnings (Loss) Before Income Taxes	8,435	(6,201)	338	2,572
Income Tax Benefit	(267)	(55)	—	(322)
Net Earnings (Loss)	$8,702	$(6,146)	$338	$2,894

Consolidating Statement of Operations

12 Weeks Ended July 13, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$123,919	$91,311	$5,725	$220,955
Commissary sales	—	20,974	(20,974)	—
Franchise and other revenue	212	50	(74)	188
	124,131	112,335	(15,323)	221,143

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	35,884	26,888	2,045	64,817
Payroll and benefits	46,420	33,721	(1,490)	78,651
Restaurant operating	22,288	17,592	4,378	44,258
Cost of restaurant sales, excluding depreciation and amortization shown separately below	104,592	78,201	4,933	187,726

Cost of commissary sales	—	20,930	(20,930)	—
Advertising and marketing	—	7,708	43	7,751
General and administrative	934	9,656	(244)	10,346
Depreciation and amortization of property and equipment	6,767	4,633	205	11,605
Impairment, disposal and restructuring charges, net	1,170	534	24	1,728
Pre-opening	734	859	—	1,593
	114,197	122,521	(15,969)	220,749
Income (loss) from Operations	9,934	(10,186)	646	394
Other Expense (Income):
Interest expense, net	2,478	42	140	2,660
Other, net	12,392	(12,393)	—	(1)
	14,870	(12,351)	140	2,659
(Loss) Earnings Before Income Taxes	(4,936)	2,165	506	(2,265)
Income Tax Expense (Benefit)	6,561	(992)	—	5,569
Net (Loss) Earnings	$(11,497)	$3,157	$506	$(7,834)

Consolidating Statement of Operations

28 Weeks Ended July 12, 2009

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$283,815	$201,669	$11,908	$497,392
Commissary sales	—	44,778	(44,778)	—
Franchise and other revenue	488	164	(169)	483
	284,303	246,611	(33,039)	497,875

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	81,834	59,627	3,359	144,820
Payroll and benefits	102,394	72,209	(2,800)	171,803
Restaurant operating	49,577	38,209	8,751	96,537
Cost of restaurant sales, excluding depreciation and amortization shown separately below	233,805	170,045	9,310	413,160

Cost of commissary sales	—	43,741	(43,741)	—
Advertising and marketing	—	18,383	175	18,558
General and administrative	2,954	18,529	(700)	20,783
Depreciation and amortization of property and equipment	15,015	10,524	439	25,978
Impairment, disposal and restructuring charges, net	1,340	350	146	1,836
Pre-opening	1	344	—	345
	253,115	261,916	(34,371)	480,660
Income (loss) from Operations	31,188	(15,305)	1,332	17,215
Other Expense (Income):
Interest expense, net	6,131	348	305	6,784
Other, net	(72)	—	—	(72)
	6,059	348	305	6,712
Earnings (Loss) Before Income Taxes	25,129	(15,653)	1,027	10,503
Income Tax Expense	421	47	—	468
Net Earnings (Loss)	$24,708	$(15,700)	$1,027	$10,035

Consolidating Statement of Operations

28 Weeks Ended July 13, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$291,440	$213,049	$13,642	$518,131
Commissary sales	—	47,766	(47,766)	—
Franchise and other revenue	535	140	(168)	507
	291,975	260,955	(34,292)	518,638

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	84,725	62,953	4,821	152,499
Payroll and benefits	106,441	77,315	(3,487)	180,269
Restaurant operating	52,477	39,999	10,268	102,744
Cost of restaurant sales, excluding depreciation and amortization shown separately below	243,643	180,267	11,602	435,512

Cost of commissary sales	—	47,650	(47,650)	—
Advertising and marketing	—	18,909	177	19,086
General and administrative	3,803	20,830	(696)	23,937
Depreciation and amortization of property and equipment	15,647	11,063	478	27,188
Impairment, disposal and restructuring charges, net	1,137	587	(193)	1,531
Pre-opening	1,185	1,227	—	2,412
	265,415	280,533	(36,282)	509,666
Income (Loss) from Operations	26,560	(19,578)	1,990	8,972
Other Expense (Income):
Interest expense, net	6,100	15	388	6,503
Other, net	29,145	(29,146)	—	(1)
	35,245	(29,131)	388	6,502
(Loss) Earnings Before Income Taxes	(8,685)	9,553	1,602	2,470
Income Tax Expense (Benefit)	893	(966)	—	(73)
Net (Loss) Earnings	$(9,578)	$10,519	$1,602	$2,543

Consolidating Statement of Cash Flows

28 Weeks Ended July 12, 2009

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net earnings (loss)	$24,708	$(15,700)	$1,027	$10,035
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	15,015	10,524	439	25,978
Amortization of debt issuance costs and swap termination payment	151	—	—	151
Share–based compensation	2,401	—	—	2,401
Amortization of deferred gain on sale-leasebacks	(569)	—	—	(569)
Deferred income taxes and other income tax related items	(1,695)	—	—	(1,695)
Loss on the sale of assets	47	15	—	62
Impairment, disposal and restructuring charges	(8)	1,697	—	1,689
Noncontrolling interests	—	—	(84)	(84)
Changes in assets and liabilities:
Trade accounts receivable	6,011	(1,522)	472	4,961
Inventories	122	3,195	29	3,346
Other current assets	(1,315)	1,354	(1,483)	(1,444)
Trade accounts payable	267	(1,527)	(5,121)	(6,381)
Deferred revenue	—	(11,072)	(42)	(11,114)
Accrued payroll, accrued expenses, and federal, state and local taxes	2,764	(1,109)	(299)	1,356
Other long-term assets and liabilities	352	1,350	(747)	955
Net cash provided by (used in) operating activities	48,251	(12,795)	(5,809)	29,647

Cash Flows from Investing Activities:
Additions to property and equipment	(2,938)	(3,680)	86	(6,532)
Proceeds from the sale of assets	11	1,012	—	1,023
Other, net	(22,578)	23,277	(657)	42
Net cash (used in) provided by investing activities	(25,505)	20,609	(571)	(5,467)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(28,256)	—	—	(28,256)
Payments to noncontrolling interest	(50)	—	—	(50)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	404	—	—	404
Proceeds from swap cancellation	3,510	—	—	3,510
Net cash used in financing activities	(24,392)	—	—	(24,392)

(Decrease) increase in cash and cash equivalents	(1,646)	7,814	(6,380)	(212)
Cash and cash equivalents at beginning of the period	2,924	(2,639)	6,533	6,818
Cash and cash equivalents at end of the period	$1,278	$5,175	$153	$6,606

Consolidating Statement of Cash Flows

28 Weeks Ended July 13, 2008

(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) earnings	$(9,578)	$10,519	$1,602	$2,543
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,647	11,063	478	27,188
Amortization of debt issuance costs	502	—	—	502
Share–based compensation	2,505	—	—	2,505
Amortization of deferred gain on sale-leasebacks	(569)	—	—	(569)
Deferred income taxes and other income tax related items	(3,037)	—	—	(3,037)
Loss on the sale of assets	42	—	—	42
Impairment, disposal and restructuring charges	1,133	554	(314)	1,373
Changes in assets and liabilities:
Trade accounts receivable	735	2,248	744	3,727
Inventories	(160)	(1,577)	(6)	(1,743)
Other current assets	(1,133)	(1,181)	(2,481)	(4,795)
Trade accounts payable	3,621	54	10,505	14,180
Deferred revenue	—	(10,462)	(140)	(10,602)
Accrued payroll, accrued expenses, and federal, state and local taxes	7,804	(2,117)	(558)	5,129
Other long-term assets and liabilities	809	246	32	1,087
Net cash provided by operating activities	18,321	9,347	9,862	37,530

Cash Flows from Investing Activities:
Additions to property and equipment	(18,121)	(16,519)	(341)	(34,981)
Proceeds from the sale of assets	834	64	1,779	2,677
Other, net	7,730	(5,536)	(2,102)	92
Net cash used in investing activities	(9,557)	(21,991)	(664)	(32,212)

Cash Flows from Financing Activities:
Proceeds from long-term debt	22,083	—	—	22,083
Payments on long-term debt and capitalized lease obligations	(4,082)	—	(1,149)	(5,231)
Dividends paid	(2,603)	—	—	(2,603)
Shares repurchased	(24,774)	—	—	(24,774)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	628	—	—	628
Other financing activities	137	—	—	137
Net cash used in financing activities	(8,611)	—	(1,149)	(9,760)

Increase (decrease) in cash and cash equivalents	153	(12,644)	8,049	(4,442)
Cash and cash equivalents at beginning of the period	3,680	6,269	33	9,982
Cash and cash equivalents at end of the period	$3,833	$(6,375)	$8,082	$5,540

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations, such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the continued deterioration in the United States economy and the related adverse effect on our sales of decreases in consumer spending; our ability to achieve our internal forecast of sales and profitability; our ability to comply with the terms and conditions of our financing agreements; our ability to realize projected returns on investment from our re-branding and concept repositioning efforts; our ability to maintain or increase same store sales and operating margins at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; the effect that the phase of out of Kids Eat Free has on our results of operations; our ability to successfully implement and realize projected savings from changes to our supply chain; the effect of increased competition; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (“the Commission”). Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of July 12, 2009, we operated 233 O’Charley’s restaurants in 17 states in the Southeast and Midwest regions, 116 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic, and 10 Stoney River restaurants in six states in the Southeast and Midwest. As of July 12, 2009, we had ten franchised O’Charley’s restaurants, including four in Michigan, two in Ohio, and one of each in Iowa, Pennsylvania, Florida, and Tennessee. As of July 12, 2009, we had two joint venture O’Charley’s restaurants in Louisiana. Our fiscal year ends on the last Sunday of the calendar year. We have one reportable segment.

On June 4, 2009, we announced that Jeffrey D. Warne had been named our new president and chief executive officer. He was also appointed to our board of directors, increasing the total number of directors to eleven. Mr. Warne served as our O’Charley’s concept president since 2006 and has extensive experience in the restaurant industry. Prior to joining O’Charley’s, Mr. Warne served as president and chief operating officer of Pick Up Stix, a restaurant concept of Carlson Companies, Inc. Previous assignments at Carlson included executive vice president and chief operating officer of TGI Friday’s International and chief financial officer of Carson Restaurants Worldwide. We also announced that Philip J. Hickey, Jr., a member of the board of directors since January 2009, was elected chairman of the board. Prior to joining O’Charley’s Inc., Mr. Hickey served as chief executive officer of RARE Hospitality International, Inc., the owner of LongHorn Steakhouse and The Capital Grille, from July 1998 until the sale of RARE to Darden Restaurants Inc. in October 2007. He also served as chairman of the board of RARE between January 2001 and October 2007. We are currently actively seeking a new O’Charley’s concept president.

Our strategic plan over the recent years focused on the following key elements: strengthening the organization with a new core of talent and building a winning team, improving box economics through the execution of product and labor cost management and increasing same store sales through our re-branding initiatives, new product offerings, new marketing, a more analytical approach to menu pricing, and achieving high guest satisfaction and intent to return by instilling “A Passion to Serve.” SM While this remains our long term strategy, in response to the current economic environment, we are focused on driving profitable sales, controlling margins while enhancing guest service and maintaining our financial flexibility.

Improving sales by differentiating our brands through innovative food and beverage offerings. We are committed to serving the best food in the varied menu and polished casual dining segments with high value perception. By offering unique and innovative menu items, we believe we can differentiate ourselves from our competitors, build brand loyalty and stimulate return visits. In the current economic environment, we recognize that providing compelling value to our guests is increasingly important.

To that end, during the second quarter, our promotions featured a number of high quality items at attractive price points. For example, at O’Charley’s we featured a complete steak dinner, with a side item, a choice of soup or salad, and our signature yeast rolls for $9.99 and subsequent to the second quarter, we featured two meals for $14.99 featuring six new entrées. At Ninety Nine restaurants we continued to reinforce its “Great Meal, Great Deal” brand message with seafood entrées starting at $9.99, and our popular “When the Red Sox Win Kids Eat Free” promotion when kids eat free the day after every Red Sox win with the purchase of an adult entrée. We continue to reposition our Stoney River Legendary Steaks brand by providing the same great guest experience with lower menu prices, new menu offerings, and a new menu format. We implemented the new Stoney River concept position at our restaurant in Louisville, Kentucky during the first quarter of fiscal 2009. Based on the results from the Louisville store, we implemented this repositioning in both of our Nashville Stoney River restaurants and subsequent to the second quarter, our restaurant in Chesterfield, Missouri and plan to expand this repositioning into additional Stoney River restaurants during the third quarter of fiscal 2009.

Controlling margins while enhancing guest service.We believe that our recent financial performance reflects the results of our food cost reduction initiatives, the implementation of a theoretical labor cost system, and tight control over our general and administrative costs. We also believe that the roll-out of our new, integrated back-of-house system over the next few years will facilitate even greater control over labor and food expenses. We continue to review every menu item with an intent to reduce costs through changes in portion size, recipe, or specifications, without negatively affecting the guest experience. We also realized year-over-year savings from changes to our health care plans for our hourly team members. We also have established a company-wide salary freeze and reduced staffing levels in our support centers, both of which have resulted in lower overhead costs through the second quarter of fiscal 2009. All of this was achieved while attaining record high guest satisfaction scores.

Maintaining our financial flexibility by maximizing cash flow and debt reduction.In the current economic environment it is critical to maintain our financial flexibility. The combination of positive operating cash flow and reduced levels of capital investment during the first 28 weeks of 2009 allowed us to reduce debt by

$28.3 million, including paying off the outstanding borrowings under our revolving line of credit of $23.8 million, $4.2 million in capital leases and $0.3 million in other borrowings. Our new restaurant development plan during fiscal 2009 is limited to one Ninety Nine restaurant, which opened during the first quarter, and one Stoney River Legendary Steaks restaurant, which is expected to open later this year.

Following is an explanation of certain items in our consolidated statements of operations:

Revenues consist primarily of company-operated and joint venture restaurant sales and, to a lesser extent, royalty and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Franchise revenue and other revenue consist of development fees, royalties on sales by franchised units, and royalties on sales of branded food items, particularly salad dressings. Our development fees for franchises in which we do not have an ownership interest are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized as revenue in the period corresponding to the franchisees’ sales.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood, which accounted for approximately 23 percent, 11 percent and 10 percent, respectively, of our overall cost of food and beverage in the second quarter of 2009. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

Depreciation and Amortization of Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter. Based on the size of the investment that we make, the economic penalty incurred by discontinuing use of the leased facility, our historical experience with respect to the length of time a restaurant operates at a specific location, and leases that typically have multiple five-year renewal options that are exercised entirely at our discretion, we have concluded that one five-year renewal option is reasonably assured. During fiscal 2008, this also included accelerated depreciation expenses taken on assets to be disposed of during our ‘Project RevO’lution’ and‘Project Dressed to the Nines’ re-branding activities.

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

We evaluate restaurant closures for potential disclosure as discontinued operations based on an assessment of quantitative and qualitative factors, including the nature of the closure, potential for revenue migration to other company-operated and franchised restaurants, planned market development in the area of the closed restaurant and the significance of the impact on the related consolidated financial statement line items. During the second quarter of 2009 we closed our Stoney River location in Dublin, Ohio, our only location in the Columbus, Ohio market. We do not believe the operating results of this one restaurant were significant to our consolidated financial statements and therefore, did not report this closure as a discontinued operation.

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

Interest Expense, net represents the sum of the following: interest on our credit facility; interest on our 9 percent Senior Subordinated Notes due 2013 (the “Notes”); impact of our interest rate swaps that were terminated in December 2008; amortization of prepaid interest and finance charges; changes in the value of the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; interest on capital lease obligations; fees for certain unused credit facilities; and interest income from our investments in overnight repurchase agreements.

Income Tax Expense (Benefit) represents the provision for income taxes, including the impact of permanent tax differences on our income tax provision.

The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein. The following table highlights the operating results for the 12- and 28- week periods ended July 12, 2009 and July 13, 2008 as a percentage of total revenues unless specified otherwise.

	12 Weeks Ended		28 Weeks Ended
	July 12,	July 13,	July 12,	July 13,
	2009	2008	2009	2008

Revenues:
Restaurant sales	99.9%	99.9%	99.9%	99.9%
Franchise and other revenue	0.1	0.1	0.1	0.1
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.0	29.3	29.1	29.4
Payroll and benefits	35.2	35.6	34.5	34.8
Restaurant operating costs	19.4	20.0	19.4	19.8
Cost of restaurant sales (2)	83.6	85.0	83.1	84.1

Advertising and marketing expenses	3.9	3.5	3.7	3.7
General and administrative expenses	3.9	4.7	4.2	4.6
Depreciation and amortization of property and equipment	5.3	5.2	5.2	5.2
Impairment, disposal and restructuring charges, net	0.7	0.8	0.4	0.3
Pre-opening costs	0.0	0.7	0.1	0.5

Income from Operations	2.5	0.2	3.5	1.7

Other Expense:
Interest expense, net	1.3	1.2	1.4	1.3
Earnings (Loss) before Income Taxes	1.2	(1.0)	2.1	0.5
Income Tax (Benefit) Expense	(0.2)	2.5	0.1	0.0
Net Earnings (Loss)	1.4%	(3.5)%	2.0%	0.5%

(1)	Percentages calculated as a percentage of restaurant sales.

(2)	Excludes depreciation and amortization shown separately.

The following table reflects margin performance of each of our concepts for the 12- and 28 - week periods ended July 12, 2009 and July 13, 2008.

	12 Weeks Ended		28 Weeks Ended
	July 12,	July 13,	July 12,	July 13,
	2009	2008	2009	2008
	($ in millions)		($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales	$ 133.6	$ 140.8	$ 322.2	$ 331.5

Cost and expenses: (2)
Cost of food and beverage	28.8%	29.0%	28.9%	29.2%
Payroll and benefits	35.0%	35.5%	34.2%	34.6%
Restaurant operating costs (3)	19.0%	19.2%	18.5%	19.2%
Cost of restaurant sales (4)	82.8%	83.7%	81.6%	83.0%

Ninety Nine Concept:
Restaurant Sales	$ 65.4	$ 71.8	$ 157.2	$ 166.2

Cost and expenses: (2)
Cost of food and beverage	28.6%	28.9%	28.7%	29.0%
Payroll and benefits	35.9%	36.6%	35.7%	36.0%
Restaurant operating costs (3)	20.0%	21.8%	20.9%	21.4%
Cost of restaurant sales (4)	84.5%	87.3%	85.3%	86.4%

Stoney River Concept:
Restaurant Sales	$ 7.0	$ 8.3	$ 18.0	$ 20.4

Cost and expenses: (2)
Cost of food and beverage	36.6%	37.8%	36.8%	37.3%
Payroll and benefits	31.5%	28.9%	30.0%	28.7%
Restaurant operating costs (3)	21.8%	19.2%	21.8%	18.2%
Cost of restaurant sales (4)	89.9%	85.9%	88.6%	84.2%

(1) Includes restaurant sales from O’Charley’s joint venture operations of $1.7 million and $1.9 million for the 12 weeks ended

July 12, 2009 and July 13, 2008, and $4.2 million for the 28 weeks ended July 12, 2009 and July 13, 2008, but excludes revenue from franchised restaurants.

(2) Shown as a percentage of restaurant sales.

(3) Includes rent, where 100% of the Ninety Nine restaurant locations are leased (land or land and building) as compared to 58% for

O’Charley’s and 70% for Stoney River.

(4) Excludes depreciation and amortization.

The following table sets forth certain financial and other restaurant data for the quarters ended July 12, 2009 and July 13, 2008:

	July 12,	July 13,
	2009	2008
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	232	228
Restaurants opened (3)	1	1
Restaurant closed	—	—
In operation, end of quarter	233	229
Ninety Nine Restaurants:
In operation, beginning of quarter	116	114
Restaurants opened	—	2
Restaurants closed	—	—
In operation, end of quarter	116	116
Stoney River Restaurants:
In operation, beginning of quarter	11	10
Restaurants opened	—	—
Restaurants closed	(1)	—
In operation, end of quarter	10	10
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	13	12
Restaurants opened	—	—
Restaurants closed (3)	(1)	—
In operation, end of quarter	12	12
Average Weekly Sales per Store:
O’Charley’s	$47,284	$50,761
Ninety Nine	47,016	52,154
Stoney River	55,174	69,496
Change in Same Store Sales(1):
O’Charley’s	(6.9%)	(1.4%)
Ninety Nine	(10.0%)	(3.1%)
Stoney River	(20.4%)	(6.4%)
Change in Same Store Guest Visits(1):
O’Charley’s	(7.4%)	(4.5%)
Ninety Nine	(8.4%)	(5.8%)
Stoney River	(9.0%)	(13.7%)
Change in Same Store Average Check per Guest (1):
O’Charley’s	0.6%	3.2%
Ninety Nine	(1.8%)	2.9%
Stoney River	(12.6%)	8.4%
Average Check per Guest(2):
O’Charley’s	$12.98	$12.91
Ninety Nine	14.61	14.95
Stoney River	40.19	46.25

(1)	When computing same store sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open at the end of the quarter.

(3)

Represents the acquisition of Wi-Tenn Restaurants LLC joint venture on June 2, 2009. See Note K of the Notes to Unaudited Consolidated Financial Statements for further discussion relating to this matter.

Second Quarter and First 28 Weeks of 2009 Versus Second Quarter and First 28 Weeks of 2008

Revenues

During the 12 weeks ended July 12, 2009, total revenues decreased 6.7 percent to $206.2 million from $221.1 million for the same prior year period. Total revenues for the first 28 weeks of 2009 decreased 4.0 percent to $497.9 million from $518.6 million in the same prior-year period.

Restaurant sales for company-operated O’Charley’s decreased 5.0 percent to $131.9 million for the second quarter of fiscal 2009, reflecting a decline in same store sales of 6.9 percent, and the net addition of three new company-operated restaurants since the second quarter of fiscal 2008. The same-store sales decrease of 6.9 percent was comprised of a 0.6 percent increase in average check offset by a 7.4 percent decrease in guest counts. Restaurant sales for company-operated O’Charley’s decreased to $318.0 million for the first 28 weeks of 2009 from $327.3 million for the first 28 weeks of 2008 reflecting a same store sales decrease of 4.6 percent comprised of a 1.2 percent higher average check offset by a decrease in guest counts of 5.7 percent.

Restaurant sales for Ninety Nine decreased 8.9 percent to $65.4 million in the second quarter of fiscal 2009, reflecting a decline in same store sales of 10.0 percent, and the addition of one new restaurant and the closing of one restaurant since the second quarter of fiscal 2008. The same-store sales decrease of 10.0 percent was comprised of a 1.8 percent decrease in average check and a 8.4 percent decrease in guest counts. Restaurant sales for Ninety Nine decreased to $157.2 million for the first 28 weeks of 2009 from $166.2 million for the first 28 weeks of 2008 reflecting a same store sales decrease of 6.9 percent comprised of a 0.6 percent lower average check and a decrease in guest counts of 6.3 percent.

Restaurant sales for Stoney River Legendary Steaks decreased 16.0 percent to $7.0 million, which reflects a same store sales decrease of 20.4 percent. The same-store sales decrease of 20.4 percent consisted of a 12.6 percent decrease in average check and a 9.0 percent decrease in guest counts. At the end of the second quarter of fiscal 2009, nine of the ten Stoney River restaurants were included in the same store sales base. Restaurant sales for Stoney River decreased to $18.0 million for the first 28 weeks of 2009 from $20.4 million for the first 28 weeks of 2008, reflecting a same store sales decrease of 18.5 percent comprised of a 8.2 percent lower average check and a decrease in guest counts of 11.2 percent.

We continue to see sales at each of our concepts negatively impacted by the continuing effect on consumers, including reduced home values, high unemployment rates, lower valued retirement savings accounts and low consumer confidence.

Cost of Food and Beverage

During the second quarter of 2009, our cost of food and beverage was $59.8 million, or 29.0 percent of restaurant sales, compared to $64.8 million, or 29.3 percent of restaurant sales, in the second quarter of 2008. On a constant mix basis, average commodity costs in the second quarter were unchanged compared to the prior year quarter. The 30 basis point decrease was the result of changes we made to our product specifications and recipes and leveraging our theoretical food cost system, partly offset by increased discounting. During the first 28 weeks of 2009, cost of food and beverage was $144.8 million, or 29.1 percent of restaurant sales, compared to $152.5 million, or 29.4 percent of restaurant sales, in the same prior year period.

Payroll and Benefits

During the second quarter of 2009, payroll and benefits were $72.5 million, or 35.2 percent of restaurant sales, compared to $78.7 million, or 35.6 percent of restaurant sales, in the same prior-year period. This decrease in labor costs as a percentage of restaurant sales was primarily the result of leveraging our labor cost management system, reduced turnover resulting in lower training expense, and reductions in our employee benefit plans. During the first 28 weeks of 2009, payroll and benefits were $171.8 million, or 34.5 percent of restaurant sales, compared to $180.3 million, or 34.8 percent of restaurant sales, in the same prior year period.

Restaurant Operating Costs

During the second quarter of 2009, restaurant operating costs were $39.9 million, or 19.4 percent of restaurant sales, compared to $44.3 million, or 20.0 percent of restaurant sales, in the same prior-year period. This 60 basis point reduction was primarily from reductions in our general liability insurance expense, utility expenses and supply expenses, offset by the deleveraging impact of reduced sales on rent and other fixed costs. During the first 28 weeks of 2009, restaurant operating costs were $96.5 million, or 19.4 percent of restaurant sales, compared to $102.7 million, or 19.8 percent of restaurant sales, in the same prior year period.

Advertising and Marketing Expenses

During the second quarter of 2009, advertising and marketing expenses were $8.1 million, or 3.9 percent of revenue, as compared to $7.8 million, or 3.5 percent of revenue, in the same prior year period. This increase in advertising and marketing expense is primarily due to the recognition of certain advertising and marketing costs, generally in proportion to projected revenue and the de-leveraging of reduced sales. During the first 28 weeks of 2009, advertising and marketing expenses were $18.6 million, or 3.7 percent of revenue, compared to $19.1 million, or 3.7 percent of revenue, in the same prior year period.

General and Administrative Expenses

General and administrative expenses were $8.1 million, or 3.9 percent of revenue, in the second quarter of 2009, compared to $10.3 million, or 4.7 percent of revenue, in the second quarter of 2008. This reduction in spending is due to a reduction in support staffing late in 2008, a reversal of a portion of previously accrued bonus expense, a company-wide salary freeze implemented at the end of last year, and other reductions in spending compared to the same period in the prior year. General and administrative expenses in the second quarter of 2008 also included severances payments of $0.5 million. During the first 28 weeks of 2009, general and administrative expenses were $20.8 million, or 4.2 percent of revenue, compared to $23.9 million, or 4.6 percent of revenue, in the same prior year period.

Depreciation and Amortization, Property and Equipment

During the second quarter of 2009, depreciation and amortization was $11.0 million, or 5.3 percent of revenue, as compared to $11.6 million, or 5.2 percent of revenue, in the same prior year period. This reduction in expense is primarily due to lower carrying values of assets following the restaurant impairment chargesrecognized in the prior year. During the first 28 weeks of 2009, depreciation and amortization was $26.0 million, or 5.2 percent of revenue, compared to $27.2 million, or 5.2 percent of revenue, in the same prior year period.

Impairment, Disposal and Restructuring Charges, net

During the second quarter of 2009, impairment, disposal and restructuring charges, net were $1.5 million, or 0.7 percent of revenue, as compared $1.7 million, or 0.8 percent of revenue, in the same prior year period. During the second quarter of fiscal 2009, we recorded impairment charges with respect to three O’Charley’s restaurants, all of which will remain open, and other non-cash impairments compared to two O’Charley’s restaurants and one Ninety Nine restaurant during the second quarter of fiscal 2008. The Company also recorded restructuring charges during the second quarter of $0.1 million with respect to the planned sale of the Ninety Nine restaurant distribution facility during the third quarter of fiscal 2009. During the first 28 weeks of 2009, impairment, disposal and restructuring charges were $1.8 million, or 0.4 percent of revenue, compared to $1.5 million, or 0.3 percent of revenue, in the same prior year period.

Pre-opening Costs

Pre-opening costs in the second quarter of 2009 were $0.1 million, or 0.0 percent of revenue, compared to $1.6 million, or 0.7 percent of revenue, in the second quarter of 2008. This year-over-year reduction is the result of fewer new restaurant openings and the suspension of our re-branding initiatives. We plan to open one new Stoney River restaurant later in 2009. During the first 28 weeks of 2009, pre-opening costs were $0.3 million, or 0.1 percent of revenue, compared to $2.4 million, or 0.5 percent of revenue, in the same prior year period.

Interest Expense, Net

Interest expense for the second quarter of 2009 was $2.7 million, or 1.3 percent of revenue, compared to $2.7 million, or 1.2 percent of revenue, in the second quarter of 2008. In December 2008, we amended our revolving credit facility which caused our spreads over LIBOR to increase. The increased pricing of our revolving credit facility was offset by lower average debt balances. As of the end of the second quarter, we had no borrowings outstanding under our revolving credit facility. During the first 28 weeks of 2009, interest expense was $6.8 million, or 1.4 percent of revenue, compared to $6.5 million, or 1.3 percent of revenue, in the same prior year period.

Income Taxes

Our provision for income taxes for the first 28 weeks of 2009 was $0.5 million, an effective rate of approximately 4.5 percent, versus a tax benefit of $0.1 million in the prior year period, an effective rate of approximately negative 3.0 percent. Based upon our estimated full year results combined with our estimated full year tax credits, we expect our full year effective tax rate to be approximately negative 2.2 percent. Under U.S. generally accepted accounting principles (“GAAP”), we are required to apply our estimated full year tax rate to our pretax income on a year-to-date basis in each interim period. The difference between our estimated annual tax rate of negative 2.2 percent and the 4.5 percent rate for the first 28 weeks of 2009 relates to certain discrete items, primary the reversal of $1.3 million of valuation reserves associated with certain state net operating loss carry-forwards, offset by an expense of $1.9 million related to the difference between the grant date price of certain restricted stock awards, as deductible for book purposes, compared to the vesting date price of the awards, as deductible for tax purposes. The change in the effective tax rate from fiscal 2008 to fiscal 2009 is the result of the impact of federal tax credits on the expected full year results, and the fiscal 2009 valuation allowance reserves.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development, re-branding capital spending and other capital expenditures, or have used our cash to fund stock repurchases or cash dividends. We do not believe this indicates a lack of liquidity. To the extent operations generate cash in excess of working capital and development needs, we have historically invested this cash in overnight repurchase agreements. We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and reduce our debt. During the second quarter of 2009, we did not open any new restaurants.

We believe that our various sources of capital, including cash flow from operating activities, availability under our revolving credit facility, and the ability to acquire additional financing, are adequate to fund our capital requirements for at least the next twelve months. During the first 28 weeks of 2009, we have repaid the balances outstanding on our revolving credit facility and reduced our capital lease obligations. As of the end of fiscal year 2008, the balances on our revolving credit facility and capital lease obligations were $23.8 million and $9.7 million, respectively. As of the end of the second quarter of fiscal 2009, there were no amounts outstanding on our revolving credit facility and $5.5 million outstanding on our capital lease obligations. Our credit facility has participation from nine regional and national bank organizations, all of which have been impacted to some extent by the current economic environment and credit crisis. As of the end of the second quarter of fiscal 2009, our remaining borrowing capacity under our credit facility, net of $10.8 million of outstanding letters of credit, was $79.2 million. Of this amount, two banks each have made commitments for 16 percent of the capacity, three banks each have made commitments for 12 percent of the capacity and four banks each have made commitments for 8 percent of the capacity. We do not expect to rely on our credit facility as a significant source of funds during 2009. In the event of a disruption or cessation of operations by one or more participants in our credit facility, rendering them unable to fund their portion of any credit facility drawings, we believe that the available capacity from the other banks in the credit facility would be sufficient to permit us to continue meeting our current obligations and funding our operating activities.

Net cash provided by operating activities during the 28 weeks ended July 12, 2009 was $29.6 million, a decrease of $7.9 million from the same prior year period. This decrease is the result of a net decrease in the change in working capital and other long-term assets and liabilities of $15.3 million, partly offset by an increase of $7.4 million in net earnings, after non-cash adjustments, as compared to the change in the same prior year quarter. The $15.3 million decrease in net working capital is primarily due to a decrease in the change in accounts payable during 2009 by $20.6 million, partly offset by a decrease in the change in inventory of $5.1 million. The decrease in the change in accounts payable, as compared to the same prior year period, is due primarily to 2008 credit balances with certain financial institutions decreasing by $14.6 million, $2.2 million lower accrued payables due to fewer construction projects, and $3.8 million in reductions in the change in other trade payables due to payment timing. Inventory was reduced during 2009 as build-up from 2008 buying opportunities was partially depleted during 2009 through product sales. The increase in the change in net earnings, after non-cash adjustments, is primarily the result of improved operating margins and general cost control as previously described.

Our Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement) contains customary restrictive covenants, including limitations on dividends, repurchases of capital stock, sale leaseback transactions, the incurrence of additional indebtedness and mergers, acquisitions and asset sales.  In addition, the Credit Agreement contains certain financial covenants. On December 5, 2008, we amended our Credit Agreement. This amendment changed three of the four financial covenants: the adjusted debt to EBITDAR ratio was increased from 4.75 to 5.50, our actual adjusted debt to EBITDAR ratio at the end of the second quarter of fiscal 2009 was 3.78; the minimum fixed charge coverage ratio was reduced from 1.30 to 1.25, our actual fixed charge coverage ratio at the end of the second quarter of fiscal 2009 was 1.91; the maximum senior leverage ratio was reduced from 2.0 to 1.25, our actual senior secured leverage ratio at the end of the second quarter of fiscal 2009 was 0.15; and the minimum capital expenditures ratio of 1.00, which was not changed, was 7.17 at the end of the second quarter of fiscal 2009.  Pursuant to the amendment, our pricing grid increased from 75 basis points over LIBOR on drawn balances and 25 basis points for undrawn balances to an initial 300 basis points over LIBOR on drawn balances and 62.5 basis points for undrawn balances. Based upon our adjusted debt to EBITDAR ratio being below 4.00 as of the end of the second quarter of 2009, our spread over LIBOR on drawn balances is now 275 basis points and our fee for undrawn balances is now 50 basis points. Our maximum borrowing capacity was reduced in December fiscal 2008 from $100.0 million to $90.0 million, and will be further reduced to $65.0 million by the end of the first quarter of fiscal 2010. As of the end of our second fiscal quarter, there were no defaults under the Credit Agreement and we were in compliance with all covenants.  Subsequent to the end of the fiscal second quarter, the Company sold certain assets discussed in Note N of the Notes to Unaudited Consolidated Financial Statements reducing the Company’s future borrowing capacity under the Credit Agreement to $83 million from $90 million.

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

In addition, we have four separate lease agreements that cover lease arrangements for an aggregate of 30 Ninety Nine restaurants, each of which contains a fixed charge covenant calculation. Each of the four restaurant groups are subject to an annual fixed charge coverage ratio of 1.50 to 1.00. We test our compliance of this covenant on an annual basis and we were in compliance with this covenant at December 28, 2008.

From time to time, we have entered into interest rate swap agreements with certain financial institutions. During the first quarter of 2004, we entered into interest rate swap agreements with a financial institution that effectively converted a portion of the fixed-rate indebtedness related to the $125 million aggregate principal amount of Senior Subordinated Notes due 2013 into variable-rate obligations. On December 17, 2008, the counterparties to our swap agreements exercised their right to exit the agreement in exchange for a $3.5 million payment of the remaining swap value, and we therefore did not have any swap arrangements as of July 12, 2009.

In 2009 and 2008, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our restaurant support center. The Company did not finance any capital expenditures using capital leases during the quarter ended July 12, 2009. Capital expenditures for the 28 weeks ended July 12, 2009 and July 13, 2008, excluding new computer equipment financed through capital lease obligations in 2008, were as follows:

	July 12,	July 13,
	2009	2008
	(in thousands)
New restaurant capital expenditures	$1,872	$11,086
Re-branding capital expenditures	—	18,591
Other capital expenditures	4,660	5,304
Total capital expenditures	$6,532	$34,981

We expect to spend approximately $15 million in capital expenditures in 2009. We expect to open one new Stoney River restaurant during the remainder of 2009.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 28, 2008, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, goodwill and trademarks, impairment of long-lived assets, and income taxes and related financial statement items. We consider an accounting policy to be critical if it is most important to the portrayal of our consolidated financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 28 weeks of 2009, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of July 12, 2009 as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2008. As of July 12, 2009, we had no amounts outstanding on our revolving credit facility, as compared to $23.8 million outstanding at December 28, 2008.

Outlook

Based upon our historical performance for the past few years, our average weekly sales per restaurant in the third and fourth quarters tend to be lower than in the first and second quarters of the same fiscal year. Except for unusual discounting activity which is difficult to predict in this operating environment, we expect our cost of food and beverage as a percent of restaurant sales will remain relatively constant throughout the year. For internal planning purposes, we expect total revenue to be between $190.0 million and $195.0 million for each of the third and fourth quarters of fiscal 2009 and our loss from operations in each of these two quarters to be between $1.0 and $4.0 million. We have locked in pricing for substantially all of our poultry and pork requirements. Of the poultry and pork prices we have locked in, the average price increases for like items will be in the low single digits as compared to 2008. We have also locked in pricing for most of our beef requirements and over half of our seafood requirements. Of the beef and seafood prices we have locked in, the prices are on average at or below our 2008 prices for like items. Our cost of labor and benefits and restaurant operating costs are likely to continue to increase as a percent of restaurant sales compared to the first quarter, due to the de-leveraging impact of the reduced level of average weekly sales anticipated through the remainder of the year. We expect that advertising and marketing expenses will remain roughly constant as a percent of restaurant sales throughout the year, and that our weekly depreciation and general and administrative expenses will remain roughly constant in dollar terms throughout the year. We have already opened one new Ninety Nine restaurant this year and plan to open one new Stoney River restaurant later in the year. Our current plans for 2009 do not include any re-brandings. We estimate our capital expenditures to be approximately $15 million for 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. It also amends certain of Accounting Research Bulletin (“ARB”) No. 51’s, “Consolidated Financial Statements,” consolidation procedures for consistency with the requirements of SFAS No. 141(R),“Business Combinations.” This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Noncontrolling interests are not significant to our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We adopted the disclosure provisions of SFAS No. 161 during the first quarter of fiscal 2009. The adoption of SFAS No. 161 did not have an impact on our unaudited consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly,” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” and includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted FSP FAS 157-4 during the second quarter of fiscal 2009. The adoption of FSP FAS No. 157-4 did not have an impact on our unaudited consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS No.107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies and amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP FAS No. 107-1 and APB No. 28-1 during the second quarter of fiscal 2009. The adoption of FSP FAS No. 107-1 and APB No. 28-1 did not have an impact on our unaudited consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. SFAS No. 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by us. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We adopted SFAS No. 165 during the second quarter of fiscal 2009. We evaluated for subsequent events through August 19, 2009, the date these financial statements were filed with the Securities and Exchange Commission (“the Commission”). Subsequent events are noted in Note N of the Notes to Unaudited Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),”(“SFAS No. 167”), which amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are currently evaluating the impact this statement will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 168”), which approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact our financial statement disclosures beginning with the quarter ending October 4, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. The adoption of SFAS No. 168 will not have any impact on our results of operations or financial position.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended July 12, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 8, 2009, we resolved litigation involving Wi-Tenn Investors, LLC, Richard Arras, Steven Pahl, Boston Market Corporation, Sun Capital Partners, Inc., and Market Dining Holding, Inc., concerning Wi-Tenn Restaurants, LLC (referred to in our Quarterly Report on Form 10-Q for the quarterly period ended April 19, 2009 as the “Tennessee Action” and the “Wisconsin Action”). The parties to the Tennessee Action and the Wisconsin Action entered into a confidential settlement that resolved all claims among the parties. By virtue of the parties’ settlement, Wi-Tenn Investors, LLC, no longer owns any interest in Wi-Tenn Restaurants, LLC, or has any other involvement with us.

During the second quarter of fiscal 2009, we resolved the litigation styled Laurie Clifford v. David Kvinlaug, Geno Barone, O’Charley’s, Inc. and 99 Restaurants of Boston, LLC, Essex (Massachusetts) Superior Court, Civil Action No. 2004-00041, which litigation was previously referenced in our Quarterly Report on Form 10-Q for the quarterly period ended April 19, 2009. Specifically, on or about July 8, 2009, Laurie Clifford, the Company, 99 Restaurants of Boston, LLC and our excess insurance carrier entered into a settlement agreement that resolved all claims among the parties.

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

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended July 12, 2009 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/20/09-5/17/09	2,887	$7.98	—	—
5/18/09-6/14/09	882	9.77	—	—
6/15/09-7/12/09	882	7.72	—	—
Total	4,651	$8.27	—	—

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

Item 4. Submission of Matters to a Vote of Security Holders

The results of matters voted on at our annual shareholders’ meeting held on May 13, 2009, were disclosed in Item 4 of our Quarterly Report on Form 10-Q filed on May 22, 2009 for the period ended April 19, 2009 and are hereby incorporated by reference.

Item 6. Exhibits

No.	Description
3.1

Restated Charter of O’Charley’s Inc. (restated electronically for SEC filing purposes only) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009)

3.2	Amended and Restated Bylaws of O’Charley’s Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009)
10.1

Amended and Restated Executive Employment Agreement between O’Charley’s Inc. and Jeffrey D. Warne dated June 3, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2009)

31.1	Certification of Jeffrey D. Warne Chief Executive Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Lawrence E. Hyatt Chief Financial Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jeffrey D. Warne Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Lawrence E. Hyatt Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Date: August 19, 2009	By:/s/ Jeffrey D. Warne
Jeffrey D. Warne
President and Chief Executive Officer

By: /s/ Lawrence E. Hyatt
Lawrence E. Hyatt
Chief Financial Office and Treasurer