Form 10-Q
period 2009-10-04
O CHARLEYS INC
filed 2009-11-12
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 4, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2009

Common Stock, no par value	21,558,229 shares

O’Charley’s Inc.

Form 10-Q

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS	October 4,	December 28,
Current Assets:	2009	2008
Cash and cash equivalents	$18,086	$6,818
Trade accounts receivable, net	14,126	22,880
Inventories, net	10,232	23,788
Deferred income taxes	113	894
Assets held for sale	2,332	2,158
Other current assets	7,446	6,978
Total current assets	52,335	63,516

Property and equipment, net of accumulated depreciation of $355,225 and $328,626	383,048	412,289
Trade names and other intangible assets	25,946	25,946
Other assets	13,058	18,511
Total Assets	$474,387	$520,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$8,110	$16,466
Accrued payroll and related expenses	16,436	17,102
Accrued expenses	24,105	26,348
Deferred revenue	5,877	18,112
Federal, state and local taxes	13,805	10,731
Current portion of long-term debt and capitalized lease obligations	2,284	6,640
Total current liabilities	70,617	95,399

Deferred income taxes	900	3,109
Other liabilities	49,084	53,566
Long-term debt, less current portion	128,361	152,989
Capitalized lease obligations, less current portion	2,076	3,439

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000 shares; issued and outstanding, 21,559 in 2009 and 21,303 in 2008	160,528	156,830
Retained earnings	62,821	54,930
Total shareholders’ equity	223,349	211,760
Total Liabilities and Shareholders’ Equity	$474,387	$520,262

  See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
12 Weeks Ended October 4, 2009 and October 5, 2008
(In thousands, except per share data)
(Unaudited)

	2009	2008
Revenues:
Restaurant sales	$193,914	$209,469
Franchise and other revenue	182	173
	194,096	209,642
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	56,467	63,415
Payroll and benefits	70,477	73,897
Restaurant operating	39,469	43,606
Cost of restaurant sales, excluding depreciation and
amortization shown separately below	166,413	180,918

Advertising and marketing	7,607	7,497
General and administrative	8,728	9,327
Depreciation and amortization of property and equipment	10,691	11,678
Impairment, disposal and restructuring charges, net	325	86
Goodwill impairment	—	47,987
Pre-opening	71	763
	193,835	258,256
Income (Loss) from Operations	261	(48,614)

Other Expense:
Interest expense, net	2,328	4,391
Other, net	1	3
	2,329	4,394
Loss Before Income Taxes	(2,068)	(53,008)
Income Tax Expense	78	13,814
Net Loss	$(2,146)	$(66,822)

Net Loss Attributable to Common Shareholders	$(2,146)	$(66,822)

Basic Loss Attributable to Common Shareholders per Share:
Net Loss	$(0.10)	$(3.29)
Weighted Average Common Shares Outstanding	20,906	20,333

Diluted Loss Attributable to Common Shareholders per Share:
Net Loss	$(0.10)	$(3.29)
Weighted Average Diluted Common Shares Outstanding	20,906	20,333

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
40 Weeks Ended October 4, 2009 and October 5, 2008
(In thousands, except per share data)
(Unaudited)

	2009	2008
Revenues:
Restaurant sales	$691,306	$727,600
Franchise and other revenue	665	680
	691,971	728,280
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	201,287	215,913
Payroll and benefits	242,280	254,166
Restaurant operating	136,006	146,350
Cost of restaurant sales, excluding depreciation and
amortization shown separately below	579,573	616,429

Advertising and marketing	26,165	26,583
General and administrative	29,511	33,264
Depreciation and amortization of property and equipment	36,669	38,866
Impairment, disposal and restructuring charges, net	2,160	1,617
Goodwill impairment	—	47,987
Pre-opening	416	3,175
	674,494	767,921
Income (Loss) from Operations	17,477	(39,641)

Other Expense (Income):
Interest expense, net	9,112	10,894
Other, net	(72)	3
	9,040	10,897
Earnings (Loss) Before Income Taxes	8,437	(50,538)
Income Tax Expense	546	13,742
Net Earnings (Loss)	$7,891	$(64,280)

Net Earnings (Loss) Available (Attributable) to Common Shareholders	$7,677	$(64,280)

Basic Earnings (Loss) Available to Common Shareholders per Share:
Net Earnings (Loss)	$0.37	$(3.06)
Weighted Average Common Shares Outstanding	20,777	21,001

Diluted Earnings (Loss) Available to Common Shareholders per Share:
Net Earnings (Loss)	$0.36	$(3.06)
Weighted Average Diluted Common Shares Outstanding	21,095	21,001

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
40 Weeks Ended October 4, 2009 and October 5, 2008
(In thousands)
(Unaudited)

	2009	2008

Cash Flows from Operating Activities:
Net earnings (loss)	$7,891	$(64,280)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	36,669	38,866
Amortization of debt issuance costs and swap termination payment	245	930
Share-based compensation	3,452	3,846
Amortization of deferred gain on sale-leasebacks	(813)	(813)
Deferred income taxes and other income tax related items	(1,428)	14,315
Loss on the sale of assets	82	56
Goodwill impairment	—	47,987
Impairment, disposal and restructuring charges	1,796	1,459
Noncontrolling interests	(83)	—
Changes in assets and liabilities:
Trade accounts receivable	5,244	3,098
Inventories	7,199	(3,248)
Other current assets	(468)	(4,699)
Trade accounts payable	(8,356)	7,185
Deferred revenue	(12,235)	(11,602)
Accrued payroll, accrued expenses, and federal, state and local taxes	165	(103)
Other long-term assets and liabilities	962	(655)
Net cash provided by operating activities	40,322	32,342

Cash Flows from Investing Activities:
Additions to property and equipment	(11,055)	(43,229)
Proceeds from the sale of assets	7,914	4,056
Other, net	42	96
Net cash used in investing activities	(3,099)	(39,077)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	36,678
Payments on long-term debt and capitalized lease obligations	(29,794)	(7,453)
Payments to noncontrolling interest	(300)	—
Dividends paid	—	(3,864)
Shares repurchased	—	(24,775)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	799	1,109
Proceeds from swap cancellation	3,510	—
Shares tendered and retired for minimum tax withholdings	(170)	—
Other financing activities	—	137
Net cash (used in) provided by financing activities	(25,955)	1,832
Increase (decrease) in cash and cash equivalents	11,268	(4,903)
Cash and cash equivalents at beginning of the period	6,818	9,982
Cash and cash equivalents at end of the period	$18,086	$5,079

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
40 Weeks Ended October 4, 2009
(In thousands)
(Unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance, December 28, 2008	21,303	$156,830	$54,930	$211,760
Comprehensive Income:
Net earnings	—	—	7,891	7,891
Noncontrolling interest, net	—	(383)	—	(383)
Shares tendered and retired for minimum tax withholdings	(43)	(170)	—	(170)
Shares issued under CHUX Ownership Plan	229	799	—	799
Share-based compensation expense	70	3,452	—	3,452
Balance, October 4, 2009	21,559	$160,528	$62,821	$223,349

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

During the third quarter of fiscal 2009, the Company recorded an immaterial out-of-period adjustment reducing its property tax liability by $0.6 million resulting in a reduction to restaurant operating costs of $0.6 million. These amounts are reflected in the unaudited consolidated statements of operations for the 12 and 40 weeks ended October 4, 2009.

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

B.  FAIR VALUE MEASUREMENTS

 Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Fair Value of Financial Instruments,” (“FASB ASC 825”), requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of FASB ASC 825 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments, such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of October 4, 2009 and December 28, 2008.   Book value approximates fair value for substantially all of the Company’s assets and liabilities that fall under the scope of FASB ASC 825.

        The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures,” (“FASB ASC 820”), for financial assets and liabilities on December 31, 2007, as well as any other assets and liabilities that are carried at fair value on a recurring and nonrecurring basis in its financial statements. The Company adopted FASB ASC 820 for nonfinancial assets and liabilities during the first quarter of fiscal 2009. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In the case of non-operating assets, fair value is determined by the estimated value of the asset less costs associated with the marketing and/or selling the asset.

        Fair value is defined under FASB ASC 820 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a three-level fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

		Fair Value Measurement at Reporting Date Using

	October 4, 2009 Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan asset	$4,333	$4,333	$—	$—

Total	$4,333	$4,333	$—	$—

        The deferred compensation plan asset is comprised of various investment funds, which are valued based upon their quoted market prices.

C. GOODWILL

The Company tests its goodwill and intangible assets for potential impairment in accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” (“FASB ASC 350”), as part of its year-end process or when events or circumstances indicate there may be an impairment. During the third quarter of fiscal 2008, the Company recognized an estimated goodwill impairment charge for $48.0 million to adjust the carrying value of goodwill to its estimated value.  An additional goodwill impairment charge of $45.7 million was recognized during the fourth quarter of fiscal 2008 to adjust the carrying value of goodwill to zero. See Footnote 3 in the Company’s December 28, 2008  Form 10-K in the Notes to the Consolidated Financial Statements for further discussion on this matter.

D.  IMPAIRMENT, DISPOSAL AND RESTRUCTURING CHARGES, NET

         Long-lived assets, such as property and equipment and definite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the third quarter of fiscal 2009, the Company recorded impairment charges with respect to one O’Charley’s restaurant, which will remain open, and other minor impairments resulting in impairment charges of $0.1 million. In connection with the sale of the Ninety Nine restaurant distribution facility, the Company received proceeds of $6.7 million net of $0.2 million of related restructuring charges for the sale of  approximately $6.4 million of inventory and fixed assets with a net book value of $0.5 million. Total impairment, disposal and restructuring charges, net for the 12 weeks ended October 4, 2009 were $0.3 million compared to $0.1 million in the same prior-year period.  Total impairment, disposal and restructuring charges, net for the 40 weeks ended October 4, 2009 were $2.2 million compared to $1.6 million for the same prior-year period.

        During the third fiscal quarter of 2009, the Company sold assets held for sale with an approximate net book value of $0.5 million for a loss of approximately $15,000 on the sale of those assets.  During the third quarter of fiscal 2008, the Company sold an asset held for sale with an approximate net book value of $1.4 million and recognized a loss of approximately $0.1 million on the sale of the asset. During the 40 weeks ended October 4, 2009, the Company sold assets held for sale with a combined net book value of $1.6 million and recognized a loss of approximately $37,000 on the sale of those assets. During the 40 weeks ended October 5, 2008, the Company sold assets held for sale with a combined net book value of $3.5 million and recognized a gain of approximately $0.4 million on the sale of those assets.

       The amount recorded in assets held for sale as of October 4, 2009 on the consolidated balance sheet consists of assets related to one Stoney River restaurant closed during the second quarter of fiscal 2009 and one prospective restaurant site.  The combined net book value of these assets is $2.3 million. The real estate is currently being marketed for sale. The Company does not recognize depreciation expense for assets being held for sale.

E. SHARE-BASED COMPENSATION

        Total share-based compensation expense was $1.0 million and $1.3 million for the 12 weeks ended October 4, 2009 and October 5, 2008, respectively.  Total share-based compensation expense was $3.4 million and $3.8 million for the 40 weeks ended October 4, 2009 and October 5, 2008, respectively. The Company’s net share-based compensation expense primarily related to restricted stock awards and to a lesser extent, expense associated with the Company’s employee share purchase plan and unvested stock options.

        For the 12 weeks ended October 4, 2009, the Company issued approximately 5,000 shares of restricted stock awards to a certain member of its board of directors and recognized approximately $2,000 of expense related to this award. During the 12 weeks ended October 4, 2009, the Company did not issue any non-qualified stock options. For the 40 weeks ended October 4, 2009, the Company issued approximately 0.1 million shares of restricted stock awards to certain members of its board of directors and has recognized $0.3 million of expense related to these awards. The Company also issued approximately 1.2 million non-qualified stock options to certain members of senior management and other employees and has recognized $0.4 million of expense related to these awards.  As of October 4, 2009, there were 2.2 million options outstanding and 0.6 million restricted stock awards outstanding.

F.  LONG-TERM DEBT

        On December 5, 2008, the Company amended its Second Amended and Restated Credit Agreement, (the “Credit Agreement”), making changes to certain defined terms and conditions.  This amendment changed three of the four financial covenants and reduced the maximum borrowing capacity under the Credit Agreement from $100.0 million to $90.0 million, and will be further reduced to $65.0 million by the end of the first quarter of fiscal 2010. The pricing grid also increased from 75 basis points over LIBOR on drawn balances and 25 basis points for undrawn balances to an initial 300 basis points over LIBOR on drawn balances and 62.5 basis points for undrawn balances.  Based upon the Company’s adjusted debt to EBITDAR ratio being below 4.00 as of the end of the third quarter of fiscal 2009, the Company’s spread over LIBOR on drawn balances is now 275 basis points and the Company’s fee for undrawn balances is now 50 basis points. During the fiscal third quarter, the Company sold certain assets related to the Ninety Nine distribution center reducing the Company’s borrowing capacity under the Credit Agreement to $83 million from $90 million. At October 4, 2009, the Company had no amounts outstanding on its revolving credit facility and $10.8 million outstanding in letters of credit, which reduced its available capacity under the Credit Agreement to $72.2 million.  The Company was in compliance with the covenants as of October 4, 2009.

G. NET (LOSS) EARNINGS PER COMMON SHARE

Under FASB ASC 260, “Earnings Per Share,” (“FASB ASC 260”), the two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings.  Under this method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders.  The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The Company reduced net earnings for the 40 weeks ending October 4, 2009 by the portion of net earnings allocated to participating unvested restricted stock.  Since the Company had net losses for the 12 weeks ended October 4, 2009 and October 5, 2008, undistributed losses were not allocated to participating securities. No dividends have been declared in 2009.

Following is a reconciliation of the Company’s basic and diluted (loss) earnings per share calculation applying the two-class method (in thousands, except per share data):

	12 Weeks Ended		40 Weeks Ended

	October 4, 2009	October 5, 2008	October 4, 2009	October 5, 2008
Net (loss) earnings	$(2,146)	$(66,822)	$7,891	$(64,280)
Less: Unvested participating restricted stock dividends	—	—	—	—
Less: Net earnings allocated to unvested participating restricted stock	—	—	(214)	—
(Loss) earnings (attributable) available to common shareholders	$(2,146)	$(66,822)	7,677	(64,280)

Weighted average common shares outstanding	20,906	20,333	20,777	21,001
Incremental options and restricted shares outstanding	—	—	318	—
Weighted average diluted common shares outstanding	20,906	20,333	21,095	21,001

Basic (loss) earnings per common share	$(0.10)	$(3.29)	$0.37	$(3.06)
Diluted (loss) earnings per common share	$(0.10)	$(3.29)	$0.36	$(3.06)

       Options for 2.2 million and 1.9 million shares were excluded from the 2009 12- and 40-week diluted weighted average share calculations, respectively, due to these shares being anti-dilutive.  Options for 1.3 million shares were excluded from both the 2008 12- and 40-week diluted weighted average share calculations, due to these shares being anti-dilutive. In addition, restricted stock awards for 0.6 million shares were excluded from the 2009 12- and 40-week diluted weighted average shares calculations, respectively, and 0.9 million shares were excluded from the 2008 12- and 40-week diluted weighted average share calculations, respectively, due to these shares being anti-dilutive.

H.   DERIVATIVE INSTRUMENTS

       On December 17, 2008, the counterparties to the Company’s swap agreements exercised their right to exit the agreements in exchange for a $3.5 million payment of the remaining swap value.  This fair value adjustment is included as long-term debt in the Company’s consolidated balance sheet and is being amortized against interest expense over the life of the senior subordinated notes. For the 12 and 40 weeks ended October 4, 2009, $0.2 million and $0.6 million were amortized against interest expense, respectively. As of October 4, 2009, the amount remaining to be amortized was $2.9 million. The Company did not have any remaining swap arrangements as of October 4, 2009.

I.   LEGAL PROCEEDINGS

       The Company is a defendant from time to time in various legal proceedings arising in the ordinary course of its business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who may have been wrongfully served alcoholic beverages at one of its restaurants; claims relating to workplace, worker’s compensation and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to its joint venture and franchising initiatives; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

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

J.	JOINT VENTURE ARRANGEMENTS

       The Company may from time to time enter into joint venture arrangements to develop and operate O’Charley’s restaurants. On September 28, 2009, the Company purchased the remaining interest in the JFC Enterprises, LLC joint venture from the joint venture partner for $250,000.  The joint venture had operated two O’Charley’s restaurants in the southern Louisiana area.  These locations have become Company-owned restaurants and are expected to remain open.  The Company had no joint venture agreements as of October 4, 2009.

K.  INCOME TAXES

      During the third quarter ended October 4, 2009, the Company performed its quarterly assessment of its net deferred tax assets. Under FASB ASC 740, “Income Taxes,” (“FASB ASC 740”), companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  As a result of the goodwill impairment charge recognized by the Company during fiscal 2008, the Company had a three-year cumulative pre-tax loss.  In evaluating all of the positive and negative evidence in determining that a valuation allowance was required, pursuant to FASB ASC 740, the Company evaluated future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, if applicable, and tax planning strategies, and compared the likelihood of these sources of income in light of the recent pre-tax losses and determined that it is more likely than not that the Company will not be able to realize its net deferred tax assets in the future. A cumulative pre-tax loss is given considerably more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome.  Therefore, in accordance with FASB ASC 740, the Company has recorded an additional net valuation allowance of $0.8 million against its deferred tax assets during the 40 weeks ended October 4, 2009.  The difference between the Company’s estimated annual tax rate of negative 1.6 percent for fiscal 2009 and the 6.5 percent rate through the third quarter of fiscal 2009 relates to certain discrete items, primarily the reversal of $1.3 million of valuation reserves associated with certain state net operating loss carry-forwards, offset by an expense of $1.9 million related to the difference between the grant date price of certain restricted stock awards, as deductible for book purposes, compared to the vesting date price of the awards, as deductible for tax purposes.  The change in the effective tax rate from fiscal 2008 to fiscal 2009 is the result of the impact of federal tax credits on the expected full year results and a decrease in fiscal 2009 valuation allowance reserves, as compared to fiscal 2008.

       For the 12 weeks ended October 4, 2009, the Company has recorded an income tax expense of $0.1 million and an income tax expense of $0.5 million for the 40 weeks ended October 4, 2009. The Company projects that its tax credits, which are primarily the FICA (Social Security and Medicare taxes) tip credits and the WOTC (Work Opportunity Tax Credit), will be approximately $7.3 million for the year.  The FICA tip credit is a non refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips.  WOTC is available for wages paid by employers who hire individuals from certain targeted groups of hard-to-employ individuals.

L.  RECENT ACCOUNTING PRONOUCEMENTS

      The Company accounts for subsequent events according to FASB ASC 855, “Subsequent Events,” (“FASB ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. The Company evaluated subsequent events as of filing these financial statements with the Securities and Exchange Commission (“the Commission”) on November 12, 2009 and found no material subsequent events requiring additional disclosure or recognition in this Form 10-Q.

      In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”), (as codified in FASB ASC Topic 810, “Consolidation”), which amends FASB Interpretation No. (“FIN”) 46(R) regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company does not expect this statement to have a material impact on its consolidated financial statements.

       In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 168”), (as codified in FASB ASC Topic 105, “Generally Accepted Accounting Principles”), which approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification impacted the Company’s financial statement disclosures as all references to authoritative accounting literature are currently referenced in accordance with the Codification, as the Codification was not intended to change or alter existing GAAP. The adoption of SFAS No. 168 did not have any impact on the Company’s results of operations or financial position.

      In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value,” (“ASU 2009-5”). ASU 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques that use a quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of FASB ASC 820. This update also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  No new fair value measurements are required by the standard. ASU 2009-5 is effective for annual and interim reporting periods beginning after August 27, 2009.  The adoption of ASU 2009-5 is not expected to have a material impact on the Company’s results of operations or financial position.

M.  SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of October 4, 2009 and December 28, 2008 and for the 12- and 40 -week periods ended October 4, 2009 and October 5, 2008.

Consolidating Balance Sheet
As of October 4, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
ASSETS	(In thousands)
Current Assets:
Cash and cash equivalents	$2,021	$16,030	$35	$18,086
Trade accounts receivable, net	5,529	9,533	(936)	14,126
Intercompany (payable) receivable	(250,463)	219,964	30,499	—
Inventories, net	4,010	6,222	—	10,232
Deferred income taxes	(271)	384	—	113
Assets held for sale	810	1,522	—	2,332
Other current assets	3,127	3,274	1,045	7,446
Total current (liabilities) assets	(235,237)	256,929	30,643	52,335
Property and equipment, net	263,457	119,591	—	383,048
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	208,527	28,775	(224,244)	13,058
Total Assets (Liabilities)	$236,772	$431,216	$(193,601)	$474,387

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$6,948	$(451)	$1,613	$8,110
Accrued payroll and related expenses	12,545	3,853	38	16,436
Accrued expenses	19,717	5,253	(865)	24,105
Deferred revenue	—	6,506	(629)	5,877
Federal, state and local taxes (receivable) payable	(12,018)	25,823	—	13,805
Current portion of long-term debt and capitalized lease obligations	2,140	144	—	2,284
Total current liabilities	29,332	41,128	157	70,617
Deferred income taxes	900	—	—	900
Other liabilities	28,847	20,137	100	49,084
Long-term debt, less current portion	150,427	602	(22,668)	128,361
Capitalized lease obligations, less current portion	1800	276	—	2,076
Shareholders’ Equity (Deficit):
Common stock	118,152	343,431	(301,055)	160,528
Retained (deficit) earnings	(92,686)	25,642	129,865	62,821
Total shareholders’ equity (deficit)	25,466	369,073	(171,190)	223,349
Total Liabilities and Shareholders’ Equity (Deficit)	$236,772	$431,216	$(193,601)	$474,387

Consolidating Balance Sheet
As of December 28, 2008
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,924	$(2,639)	$6,533	$6,818
Trade accounts receivable, net	15,254	7,825	(199)	22,880
Intercompany (payable) receivable	(290,036)	256,715	33,321	—
Inventories, net	4,535	19,187	66	23,788
Deferred income taxes	510	384	—	894
Assets held for sale	809	1,349	—	2,158
Other current assets	1,972	4,963	43	6,978
Total current (liabilities) assets	(264,032)	287,784	39,764	63,516
Property and equipment, net	279,656	129,657	2,976	412,289
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	216,067	33,309	(230,865)	18,511
Total Assets (Liabilities)	$231,716	$476,671	$(188,125)	$520,262

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$7,552	$3,205	$5,709	$16,466
Accrued payroll and related expenses	13,235	3,856	11	17,102
Accrued expenses	17,742	8,840	(234)	26,348
Deferred revenue	—	18,690	(578)	18,112
Federal, state and local taxes (receivable) payable	(14,408)	25,045	94	10,731
Current portion of long-term debt and capitalized lease obligations	6,010	630	—	6,640
Total current liabilities	30,131	60,266	5,002	95,399
Deferred income taxes	3,109	—	—	3,109
Other liabilities	30,212	23,169	185	53,566
Long-term debt, less current portion	174,774	883	(22,668)	152,989
Capitalized lease obligations, less current portion	2,917	522	—	3,439
Shareholders’ Equity (Deficit):
Common stock	114,071	343,431	(300,672)	156,830
Retained (deficit) earnings	(123,498)	48,400	130,028	54,930
Total shareholders’ (deficit) equity	(9,427)	391,831	(170,644)	211,760
Total Liabilities and Shareholders’ Equity (Deficit)	$231,716	$476,671	$(188,125)	$520,262

Consolidating Statement of Operations
12 Weeks Ended October 4, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$109,007	$80,722	$4,185	$193,914
Commissary sales	—	6,076	(6,076)	—
Franchise and other revenue	167	63	(48)	182
	109,174	86,861	(1,939)	194,096

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	31,593	23,450	1,424	56,467
Payroll and benefits	42,034	30,111	(1,668)	70,477
Restaurant operating	19,955	15,689	3,825	39,469
Cost of restaurant sales, excluding depreciation and amortization shown separately below	93,582	69,250	3,581	166,413

Cost of commissary sales	—	6,054	(6,054)	—
Advertising and marketing	—	7,550	57	7,607
General and administrative	1,082	8,105	(459)	8,728
Depreciation and amortization of property and equipment	6,061	4,459	171	10,691
Impairment, disposal and restructuring charges, net	108	—	217	325
Pre-opening	—	71	—	71
	100,833	95,489	(2,487)	193,835
Income (Loss) from Operations	8,341	(8,628)	548	261
Other Expense:
Interest expense, net	2,101	154	73	2,328
Other, net	1	—	—	1
	2,102	154	73	2,329
Earnings (Loss) Before Income Taxes	6,239	(8,782)	475	(2,068)
Income Tax Expense (Benefit)	138	(60)	—	78
Net Earnings (Loss)	$6,101	$(8,722)	$475	$(2,146)

Consolidating Statement of Operations
12 Weeks Ended October 5, 2008
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$117,023	$87,197	$5,249	$209,469
Commissary sales	—	19,325	(19,325)	—
Franchise and other revenue	193	48	(68)	173
	117,216	106,570	(14,144)	209,642

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	35,119	26,163	2,133	63,415
Payroll and benefits	43,791	31,406	(1,300)	73,897
Restaurant operating	22,457	17,005	4,144	43,606
Cost of restaurant sales, excluding depreciation and amortization shown separately below	101,367	74,574	4,977	180,918

Cost of commissary sales	—	19,489	(19,489)	—
Advertising and marketing	—	7,396	101	7,497
General and administrative	1,626	8,014	(313)	9,327
Depreciation and amortization of property and equipment	6,806	4,667	205	11,678
Impairment, disposal and restructuring charges, net	91	(5)	—	86
Goodwill impairment	—	47,987	—	47,987
Pre-opening	632	131	—	763
	110,522	162,253	(14,519)	258,256
Income (Loss) from Operations	6,694	(55,683)	375	(48,614)
Other Expense (Income):
Interest expense, net	4,205	44	142	4,391
Other, net	11,704	(11,701)	—	3
	15,909	(11,657)	142	4,394
(Loss) Earnings Before Income Taxes	(9,215)	(44,026)	233	(53,008)
Income Tax Expense	13,245	569	—	13,814
Net (Loss) Earnings	$(22,460)	$(44,595)	$233	$(66,822)

Consolidating Statement of Operations
40 Weeks Ended October 4, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$392,822	$282,390	$16,094	$691,306
Commissary sales	—	50,854	(50,854)	—
Franchise and other revenue	655	228	(218)	665
	393,477	333,472	(34,978)	691,971

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	113,427	83,077	4,783	201,287
Payroll and benefits	144,429	102,320	(4,469)	242,280
Restaurant operating	69,531	53,898	12,577	136,006
Cost of restaurant sales, excluding depreciation and amortization shown separately below	327,387	239,295	12,891	579,573

Cost of commissary sales	—	49,795	(49,795)	—
Advertising and marketing	—	25,934	231	26,165
General and administrative	4,036	26,634	(1,159)	29,511
Depreciation and amortization of property and equipment	21,076	14,983	610	36,669
Impairment, disposal and restructuring charges, net	1,447	350	363	2,160
Pre-opening	1	415	—	416
	353,947	357,406	(36,859)	674,494
Income (Loss) from Operations	39,530	(23,934)	1,881	17,477
Other Expense (Income):
Interest expense, net	8,232	502	378	9,112
Other, net	(72)	—	—	(72)
	8,160	502	378	9,040
Earnings (Loss) Before Income Taxes	31,370	(24,436)	1,503	8,437
Income Tax Expense (Benefit)	559	(13)	—	546
Net Earnings (Loss)	$30,811	$(24,423)	$1,503	$7,891

Consolidating Statement of Operations
40 Weeks Ended October 5, 2008
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
		(In thousands)
Revenues:
Restaurant sales	$408,464	$300,246	$18,890	$727,600
Commissary sales	—	67,091	(67,091)	—
Franchise and other revenue	728	188	(236)	680
	409,192	367,525	(48,437)	728,280

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	119,843	89,116	6,954	215,913
Payroll and benefits	150,232	108,722	(4,788)	254,166
Restaurant operating	74,934	57,004	14,412	146,350
Cost of restaurant sales, excluding depreciation and amortization shown separately below	345,009	254,842	16,578	616,429

Cost of commissary sales	—	67,139	(67,139)	—
Advertising and marketing	—	26,305	278	26,583
General and administrative	5,429	28,844	(1,009)	33,264
Depreciation and amortization of property and equipment	22,453	15,730	683	38,866
Impairment, disposal and restructuring charges, net	1,228	582	(193)	1,617
Goodwill impairment	—	47,987	—	47,987
Pre-opening	1,817	1,358	—	3,175
	375,936	442,787	(50,802)	767,921
Income (Loss) from Operations	33,256	(75,262)	2,365	(39,641)
Other Expense (Income):
Interest expense, net	10,305	59	530	10,894
Other, net	40,850	(40,847)	—	3
	51,155	(40,788)	530	10,897
(Loss) Earnings Before Income Taxes	(17,899)	(34,474)	1,835	(50,538)
Income Tax Expense (Benefit)	14,139	(397)	—	13,742
Net (Loss) Earnings	$(32,038)	$(34,077)	$1,835	$(64,280)

Consolidating Statement of Cash Flows
40 Weeks Ended October 4, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net earnings (loss)	$30,811	$(24,423)	$1,503	$7,891
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,076	14,983	610	36,669
Amortization of debt issuance costs and swap termination payment	245	—	—	245
Share–based compensation	3,452	—	—	3,452
Amortization of deferred gain on sale-leasebacks	(813)	—	—	(813)
Deferred income taxes and other income tax related items	(1,428)	—	—	(1,428)
Loss on the sale of assets	65	17	—	82
Impairment, disposal and restructuring charges	1,446	350	—	1,796
Noncontrolling interests	—	—	(83)	(83)
Changes in assets and liabilities:
Trade accounts receivable	6,216	(1,708)	736	5,244
Inventories	525	6,608	66	7,199
Other current assets	(1,154)	1,688	(1,002)	(468)
Trade accounts payable	(605)	(3,656)	(4,095)	(8,356)
Deferred revenue	—	(12,184)	(51)	(12,235)
Accrued payroll, accrued expenses, and federal, state and local taxes	3,674	(2,811)	(698)	165
Other long-term assets and liabilities	6,147	1,521	(6,706)	962
Net cash provided by (used in) operating activities	69,657	(19,615)	(9,720)	40,322

Cash Flows from Investing Activities:
Additions to property and equipment	(8,455)	(4,966)	2,366	(11,055)
Proceeds from the sale of assets	12	7,902	—	7,914
Other, net	(36,162)	35,348	856	42
Net cash (provided by) used in investing activities	(44,605)	38,284	3,222	(3,099)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(29,794)	—	—	(29,794)
Payments to noncontrolling interest	(300)	—	—	(300)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	799	—	—	799
Proceeds from swap cancellation	3,510	—	—	3,510
Shares tendered and retired for minimum tax withholdings	(170)			(170)
Net cash used in financing activities	(25,955)	—	—	(25,955)

(Decrease) increase in cash and cash equivalents	(903)	18,669	(6,498)	11,268
Cash and cash equivalents at beginning of the period	2,924	(2,639)	6,533	6,818
Cash and cash equivalents at end of the period	$2,021	$16,030	$35	$18,086

Consolidating Statement of Cash Flows
40 Weeks Ended October 5, 2008
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) earnings	$(32,038)	$(34,077)	$1,835	$(64,280)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,453	15,730	683	38,866
Amortization of debt issuance costs	930	—	—	930
Share–based compensation	3,846	—	—	3,846
Amortization of deferred gain on sale-leasebacks	(813)	—	—	(813)
Deferred income taxes and other income tax related items	14,315	—	—	14,315
Loss on the sale of assets	56	—	—	56
Goodwill impairment	—	47,987	—	47,987
Impairment, disposal and restructuring charges	1,215	582	(338)	1,459
Changes in assets and liabilities:
Trade accounts receivable	687	1,426	985	3,098
Inventories	(99)	(3,141)	(8)	(3,248)
Other current assets	(467)	(1,254)	(2,978)	(4,699)
Trade accounts payable	(784)	(2,267)	10,236	7,185
Deferred revenue	—	(11,457)	(145)	(11,602)
Accrued payroll, accrued expenses, and federal, state and local taxes	3,679	(2,953)	(829)	(103)
Other long-term assets and liabilities	(833)	134	44	(655)
Net cash provided by operating activities	12,147	10,710	9,485	32,342

Cash Flows from Investing Activities:
Additions to property and equipment	(23,567)	(19,210)	(452)	(43,229)
Proceeds from the sale of assets	2,152	125	1,779	4,056
Other, net	5,361	(2,716)	(2,549)	96
Net cash used in investing activities	(16,054)	(21,801)	(1,222)	(39,077)

Cash Flows from Financing Activities:
Proceeds from long-term debt	36,678	—	—	36,678
Payments on long-term debt and capitalized lease obligations	(6,304)	—	(1,149)	(7,453)
Dividends paid	(3,864)	—	—	(3,864)
Shares repurchased	(24,775)	—	—	(24,775)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	1,109	—	—	1,109
Other financing activities	137	—	—	137
Net cash provided by (used in) financing activities	2,981	—	(1,149)	1,832

(Decrease) increase in cash and cash equivalents	(926)	(11,091)	7,114	(4,903)
Cash and cash equivalents at beginning of the period	3,680	6,269	33	9,982
Cash and cash equivalents at end of the period	$2,754	$(4,822)	$7,147	$5,079

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations, such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “seek,” or similar expressions. These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the continued deterioration in the United States economy and the related adverse effect on our sales of decreases in consumer spending; our ability to achieve our internal forecast of sales and profitability; our ability to comply with the terms and conditions of our financing agreements; our ability to realize projected returns on investment from our re-branding and concept repositioning efforts; our ability to maintain or increase same store sales and operating margins at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; the effect that the phase out of Kids Eat Free has on our results of operations; our ability to successfully implement and realize projected savings from changes to our supply chain; the effect of increased competition; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (“the Commission”). Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

       We are a leading casual dining restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of October 4, 2009, we operated 235 O’Charley’s restaurants in 17 states in the Southeast and Midwest regions, 116 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic, and 10 Stoney River restaurants in six states in the Southeast and Midwest. As of October 4, 2009, we had 10 franchised O’Charley’s restaurants, including four in Michigan, two in Ohio, and one in each of Iowa, Pennsylvania, Florida, and Tennessee.  Subsequent to the end of the third quarter of fiscal 2009, we ended our franchise agreement with Four Star Restaurant Group, LLC and closed the related restaurant in Iowa. Our fiscal year ends on the last Sunday of the calendar year.  We have one reportable segment.

       Recent economic trends, including high rates of unemployment and declining home prices, have negatively impacted the middle-income consumer who is the core customer of casual dining restaurants.  Like many of our competitors, the economic environment has contributed to declines in same store sales.  In response to the current economic environment, we are focused on driving profitable sales, controlling margins while enhancing guest service and maintaining our financial flexibility.

       Improving sales by differentiating our brands through innovative and value-focused food and beverage offerings. We are committed to serving the best food in the varied menu and polished casual dining segments with high value perception.  By offering unique and innovative menu items, we believe we can differentiate ourselves from our competitors, build brand loyalty and stimulate return visits. In the current economic environment, we recognize that providing compelling value to our guests is increasingly important.

      To that end, during the third quarter, our promotions featured a number of new items at attractive price points.  For example, at O’Charley’s we introduced two meals for $14.99 featuring six new entrées, with availability Sunday through Thursday.  This promotion has been expanded since the end of the quarter to include a total of ten new entrées with expanded availability, all of which is supported with advertising and marketing, as well as communications through our 1.3 million member E-club. At Ninety Nine restaurants we continued to reinforce our “Great Meal. Great Deal” brand message with nine entrées starting at $9.99. Subsequent to the third quarter, in order to build our lunch business we offered seven new lunch items starting at $5.99.  We continue to reposition our Stoney River Legendary Steaks brand as a polished casual dining restaurant by providing the same great guest experience with lower menu prices, new menu offerings, and a new menu format.  We expanded our implementation of the new Stoney River concept to our restaurants in Chesterfield, Missouri and Annapolis, Maryland during the third quarter of fiscal 2009, bringing the total number of repositioned restaurants to five.  Additionally, we completed this repositioning at our three Atlanta restaurant locations in the final week of the quarter, and given the success of the repositioning to date, plan to complete the roll-out by the end of November at our final two Stoney River restaurants which are located in Chicago, Illinois.

      Controlling margins while enhancing guest service. We believe that our recent financial performance reflects the results of our food cost reduction initiatives, the adherence to our theoretical food cost and theoretical labor cost standards, and tight control over our general and administrative costs.  Our third quarter restaurant level margin, which we define as restaurant sales minus cost of food and beverage, payroll and benefit costs, and restaurant operating costs, was 14.2 percent of restaurant sales, compared to 13.6 percent of restaurant sales in the same prior year quarter.  We believe that the roll-out of our new, integrated back-of-house system next year will facilitate even greater control over labor and food expenses.  We also realized year-over-year savings from changes to our health care plans for our hourly team members.  We also have established a company-wide salary freeze and reduced staffing levels in our support centers, both of which have resulted in lower overhead costs through the third quarter of fiscal 2009. All of this was achieved while attaining record high guest satisfaction scores.

      Maintaining our financial flexibility by maximizing cash flow and reducing debt. In the current economic environment it is critical to maintain our financial flexibility.  The combination of positive operating cash flow and reduced levels of capital investment during the first 40 weeks of 2009 allowed us to reduce debt, including the amortization of the swap payment of $0.6 million, by $30.3 million, and included paying off the outstanding borrowings under our revolving line of credit of $23.8 million, $5.7 million in capital leases and approximately $0.2 million in other borrowings.  During the third quarter we completed the transaction to outsource food and supply distribution for our Ninety Nine restaurants, and received net cash proceeds of approximately $6.7 million.  Our new restaurant development plan during fiscal 2009 is limited to one Ninety Nine restaurant, which opened during the first quarter, and one Stoney River Legendary Steaks restaurant, which opened subsequent to the end of the fiscal third quarter.

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

Cost of Food and Beverage primarily consists of the costs of beef, poultry, wheat, seafood, produce and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The four most significant commodities that may affect our cost of food and beverage are beef, poultry, wheat and seafood, which accounted for approximately 23 percent, 11 percent, 9 percent and 8 percent, respectively, of our overall cost of food and beverage in the third quarter of fiscal 2009. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

Payroll and Benefits include payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries, bonuses, share-based compensation, 401(k) contribution match, hourly wages for restaurant level team members, payroll taxes, workers’ compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have various incentive plans that compensate restaurant management for achieving certain restaurant level financial targets and performance goals.

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

Advertising and Marketing Expenses include all advertising and marketing-related expenses for the various programs that we utilize to promote traffic and brand recognition for our three restaurant concepts. This category also includes the administrative costs of our marketing departments. We expense advertising and marketing costs in the year incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place.  On a quarterly basis and for purposes of interim reporting, we expense a portion of the projected annual advertising and marketing expenses in proportion to revenue for the quarter compared to projected annual revenue.

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

       Goodwill Impairment represents the impairment associated with goodwill as events and circumstances result in a carrying value in excess of fair value.  In addition, the determination of a goodwill impairment, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other,” (“FASB ASC 350”), consists of a two-step process. The first step consists of comparing each reporting unit’s fair value to its carrying value.  If the carrying value exceeds the fair value, the goodwill is considered to be impaired.  If a possible impairment exists, a second step is performed to measure the amount of the impairment.

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

       Interest Expense, net represents the sum of the following: interest on our 9 percent Senior Subordinated Notes due 2013 (the “Notes”); interest on our credit facility; amortization of prepaid interest and finance charges; impact of our interest rate swaps that were terminated in December 2008; changes in the value of the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; interest on capital lease obligations; fees for certain unused credit facilities.

      Income Tax Expense (Benefit) represents the provision for income taxes, including the impact of permanent tax differences and tax credits on our income tax provision.

      The following section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere herein.
The following table highlights the operating results for the 12- and 40- week periods ended October 4, 2009 and October 5, 2008 as a percentage of total revenues unless specified otherwise.

	12 Weeks Ended		40 Weeks Ended
	October 4,	October 5,	October 4,	October 5,
	2009	2008	2009	2008

Revenues:
Restaurant sales	99.9%	99.9%	99.9%	99.9%
Franchise and other revenue	0.1	0.1	0.1	0.1
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.1	30.3	29.1	29.7
Payroll and benefits	36.3	35.3	35.0	34.9
Restaurant operating costs	20.4	20.8	19.7	20.1
Cost of restaurant sales (2)	85.8	86.4	83.8	84.7

Advertising and marketing expenses	3.9	3.6	3.8	3.7
General and administrative expenses	4.5	4.4	4.3	4.6
Depreciation and amortization of property and equipment	5.5	5.6	5.3	5.3
Impairment, disposal and restructuring charges, net	0.2	0.0	0.3	0.2
Goodwill impairment	0.0	22.9	0.0	6.6
Pre-opening costs	0.0	0.4	0.1	0.4

Income (Loss) from Operations	0.1	(23.2)	2.5	(5.4)

Other Expense:
Interest expense, net	1.2	2.1	1.3	1.5
(Loss) Earnings before Income Taxes	(1.1)	(25.3)	1.2	(6.9)
Income Tax Expense	0.0	6.6	0.1	1.9
Net (Loss) Earnings	(1.1)%	(31.9)%	1.1%	(8.8)%

(1)	Percentages calculated as a percentage of restaurant sales.

(2)	Excludes depreciation and amortization shown separately.

The following table reflects margin performance of each of our concepts for the 12- and 40 - week periods ended October 4, 2009 and October 5, 2008.

	12 Weeks Ended		40 Weeks Ended
	October 4,	October 5,	October 4,	October 5,
	2009	2008	2009	2008
	($ in millions)		($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales	$123.3	$132.8	$445.5	$464.3

Cost and expenses: (2)
Cost of food and beverage	29.0%	30.1%	28.9%	29.4%
Payroll and benefits	36.5%	35.6%	34.9%	34.9%
Restaurant operating costs (3)	19.5%	20.3%	18.8%	19.5%
Cost of restaurant sales (4)	85.0%	86.0%	82.6%	83.7%

Ninety Nine Concept:
Restaurant Sales	$64.0	$68.9	$221.2	$235.0

Cost and expenses: (2)
Cost of food and beverage	28.6%	29.7%	28.7%	29.2%
Payroll and benefits	36.8%	35.4%	36.0%	35.8%
Restaurant operating costs (3)	22.2%	22.0%	21.2%	21.6%
Cost of restaurant sales (4)	87.6%	87.0%	85.9%	86.6%

Stoney River Concept:
Restaurant Sales	$6.6	$7.8	$24.7	$28.2

Cost and expenses: (2)
Cost of food and beverage	35.9%	39.2%	36.6%	37.8%
Payroll and benefits	29.3%	28.8%	29.8%	28.7%
Restaurant operating costs (3)	19.7%	19.3%	21.3%	18.5%
Cost of restaurant sales (4)	84.9%	87.3%	87.7%	85.0%

(1) Includes restaurant sales from O’Charley’s joint venture operations of $1.2 million and $1.7 million for the 12 weeks ended
     October 4, 2009 and October 5, 2008, and $5.5 million and $5.9 million for the 40 weeks ended October 4, 2009 and October 5, 2008, respectively, but excludes revenue from franchised restaurants.
(2) Shown as a percentage of restaurant sales.
(3) Includes rent: 100% of the Ninety Nine restaurant locations are leased (land or land and building) as compared to 58% for
     O’Charley’s and 70% for Stoney River.
(4) Excludes depreciation and amortization.

The following table sets forth certain financial and other restaurant data for the quarters ended October 4, 2009 and October 5, 2008:

	October 4,	October 5,
	2009	2008
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	233	229
Restaurants opened/acquired (1)	2	2
Restaurant closed	—	—
In operation, end of quarter	235	231
Ninety Nine Restaurants:
In operation, beginning of quarter	116	116
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	116	116
Stoney River Restaurants:
In operation, beginning of quarter	10	10
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	10	10
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	12	12
Restaurants opened	—	—
Restaurants closed/acquired (1)	(2)	—
In operation, end of quarter	10	12
Average Weekly Sales per Store:
O’Charley’s	$43,627	$47,406
Ninety Nine	45,985	49,471
Stoney River	55,088	65,115
Change in Same Store Sales (2):
O’Charley’s	(7.6%)	(4.0%)
Ninety Nine	(7.1%)	(8.1%)
Stoney River	(17.1%)	(8.1%)
Change in Same Store Guest Visits (2):
O’Charley’s	(7.4%)	(5.5%)
Ninety Nine	(3.4%)	(9.0%)
Stoney River	(1.0%)	(13.4%)
Change in Same Store Average Check per Guest (2):
O’Charley’s	(0.2%)	1.5%
Ninety Nine	(3.8%)	1.0%
Stoney River	(16.3%)	6.1%
Average Check per Guest (3):
O’Charley’s	$12.86	$12.89
Ninety Nine	14.25	14.83
Stoney River	39.76	48.19

(1)	Represents the acquisition of JFC Enterprises, LLC on September 28, 2009. See Note J of the Notes to Unaudited Consolidated Financial Statements for further discussion relating to this matter.

(2)	When computing same store sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(3)	The average check per guest is computed using all restaurants open at the end of the quarter.

Third Quarter and First 40 Weeks of 2009 Versus Third Quarter and First 40 Weeks of 2008

Revenues

During the 12 weeks ended October 4, 2009, total revenues decreased 7.4 percent to $194.1 million from $209.6 million for the same prior year period. Total revenues for the first 40 weeks of 2009 decreased 5.0 percent to $692.0 million from $728.3 million in the same prior-year period.

Restaurant sales for company-operated O’Charley’s decreased 6.9 percent to $122.1 million for the third quarter of fiscal 2009, reflecting a decline in same store sales of 7.6 percent, and the net addition of one new company-operated restaurant since the third quarter of fiscal 2008. The same-store sales decrease of 7.6 percent was comprised of a 0.2 percent decrease in average check and a 7.4 percent decrease in guest counts. Restaurant sales for company-operated O’Charley’s decreased to $440.0 million for the first 40 weeks of 2009 from $458.4 million for the first 40 weeks of 2008 reflecting a same store sales decrease of 5.4 percent comprised of a 0.8 percent higher average check offset by a decrease in guest counts of 6.2 percent.

Restaurant sales for Ninety Nine decreased 7.0 percent to $64.0 million in the third quarter of fiscal 2009, reflecting a decline in same store sales of 7.1 percent, and the addition of one new restaurant and the closing of one restaurant since the third quarter of fiscal 2008. The same-store sales decrease of 7.1 percent was comprised of a 3.8 percent decrease in average check and a 3.4 percent decrease in guest counts. Restaurant sales for Ninety Nine decreased to $221.2 million for the first 40 weeks of 2009 from $235.0 million for the first 40 weeks of 2008 reflecting a same store sales decrease of 6.9 percent comprised of a 1.6 percent lower average check and a decrease in guest counts of 5.4 percent.

        Restaurant sales for Stoney River Legendary Steaks decreased 15.4 percent to $6.6 million, which reflects a same store sales decrease of 17.1 percent. The same-store sales decrease of 17.1 percent consisted of a 16.3 percent decrease in average check and a 1.0 percent decrease in guest counts.  At the end of the third quarter of fiscal 2009, nine of the ten Stoney River restaurants were included in the same store sales base.  Restaurant sales for Stoney River decreased to $24.7 million for the first 40 weeks of 2009 from $28.2 million for the first 40 weeks of 2008, reflecting a same store sales decrease of 18.1 percent comprised of a 10.5 percent lower average check and a decrease in guest counts of 8.5 percent.

We continue to see sales at each of our concepts negatively impacted by the economic environment and its continuing effect on consumers, including reduced home values, high unemployment rates, lower retirement savings account values and low consumer confidence.

Cost of Food and Beverage

During the third quarter of fiscal 2009, our cost of food and beverage was $56.5 million, or 29.1 percent of restaurant sales, compared to $63.4 million, or 30.3 percent of restaurant sales, in the third quarter of fiscal 2008. This 120 basis point improvement was the result of lower prices for beef, dairy and produce partially offset by higher prices for poultry. On a constant mix basis, average commodity costs in the third quarter were lower by between three and four percent compared to the prior-year quarter.  During the first 40 weeks of 2009, cost of food and beverage was $201.3 million, or 29.1 percent of restaurant sales, compared to $215.9 million, or 29.7 percent of restaurant sales, in the same prior year period.  This 60 basis point improvement was due to lower commodity costs, as well as, changes made to our product specifications and leveraging our theoretical food cost system, partially offset by higher discounts as compared to the same prior year period.
Payroll and Benefits

During the third quarter of fiscal 2009, payroll and benefits were $70.5 million, or 36.3 percent of restaurant sales, compared to $73.9 million, or 35.3 percent of restaurant sales, in the same prior-year period. This increase in labor costs as a percentage of restaurant sales was primarily the result of the deleveraging impact of lower average weekly sales, partially offset by the positive impact of our labor cost management system, reduced turnover resulting in lower training expense, and reductions in the cost of our employee benefit plans. During the first 40 weeks of 2009, payroll and benefits were $242.3 million, or 35.0 percent of restaurant sales, compared to $254.2 million, or 34.9 percent of restaurant sales, in the same prior year period.

Restaurant Operating Costs

During the third quarter of fiscal 2009, restaurant operating costs were $39.5 million, or 20.4 percent of restaurant sales, compared to $43.6 million, or 20.8 percent of restaurant sales, in the same prior-year period.  This 40 basis point reduction was primarily from reductions in our general liability insurance expense, utility expense, and an adjustment reducing property tax accruals, partially offset by the deleveraging impact of reduced sales on rent and other fixed costs. During the first 40 weeks of 2009, restaurant operating costs were $136.0 million, or 19.7 percent of restaurant sales, compared to $146.4 million, or 20.1 percent of restaurant sales, in the same prior year period. This improvement in restaurant operating costs as a percentage of restaurant sales was primarily from reductions in our general liability insurance expense, reductions in employee procurement and training costs due to reduced levels of employee turnover, as well as reductions in our utility expense partially offset by the deleveraging impact of reduced sales on rent and other fixed costs.

Advertising and Marketing Expenses

During the third quarter of fiscal 2009, advertising and marketing expenses were $7.6 million, or 3.9 percent of revenue, as compared to $7.5 million, or 3.6 percent of revenue, in the same prior year period.  This increase in advertising and marketing expense as a percent of revenue is due primarily to the deleveraging of reduced sales. During the first 40 weeks of 2009, advertising and marketing expenses were $26.2 million, or 3.8 percent of revenue, compared to $26.6 million, or 3.7 percent of revenue, in the same prior year period.  This increase in advertising and marketing expense as a percent of revenue is due primarily to the deleveraging of reduced sales.

General and Administrative Expenses

 General and administrative expenses were $8.7 million, or 4.5 percent of revenue, in the third quarter of fiscal 2009, compared to $9.3 million, or 4.4 percent of revenue, in the third quarter of fiscal 2008.  This reduction in spending is due to a reduction in support staffing late in 2008, a company-wide salary freeze implemented at the end of last year, and other reductions in spending compared to the same period in the prior year, partially offset by an increase in the earnings on deferred compensation plan balances. General and administrative expenses in the third quarter of 2008 also included severances payments of $0.6 million.  During the first 40 weeks of 2009, general and administrative expenses were $29.5 million, or 4.3 percent of revenue, compared to $33.3 million, or 4.6 percent of revenue, in the same prior year period. This decrease in general and administrative expenses as a percentage of revenue was due to the same factors contributing to the current quarter change.

Depreciation and Amortization, Property and Equipment

During the third quarter of fiscal 2009, depreciation and amortization was $10.7 million, or 5.5 percent of revenue, as compared to $11.7 million, or 5.6 percent of revenue, in the same prior year period. This reduction in expense is primarily due to lower carrying values of assets following the restaurant impairment charges recognized in the prior year as well as reduced capital expenditures compared to prior year. During the first 40 weeks of 2009, depreciation and amortization was $36.7 million, or 5.3 percent of revenue, compared to $38.9 million, or 5.3 percent of revenue, in the same prior year period.

Impairment, Disposal and Restructuring Charges, net

During the third quarter of fiscal 2009, impairment, disposal and restructuring charges, net were $0.3 million as compared $0.1 million in the same prior year period. During the third quarter of fiscal 2009, we recorded impairment charges with respect to one O’Charley’s restaurant which will remain open. The Company also recorded restructuring charges during the third quarter of fiscal 2009 of $0.2 million related to the sale of the Ninety Nine restaurant distribution facility. During the third quarter of 2008, we sold an asset held for sale with a net book value of $1.4 million and recognized a loss of $0.1 million on the sale of the asset. During the first 40 weeks of 2009, impairment, disposal and restructuring charges, net were $2.2 million, or 0.3 percent of revenue, compared to $1.6 million, or 0.2 percent of revenue, in the same prior year period. During the first 40 weeks of fiscal 2009, we have recorded impairment charges with respect to four O’Charley’s restaurants, all of which are expected to remain open, compared to two O’Charley’s restaurants and one Ninety Nine restaurant during the first 40 weeks of fiscal 2008.  We also recorded impairment charges on our aircraft of $0.3 million, which was subsequently sold and recorded restructuring charges of $0.3 related to the sale of the Ninety Nine distribution facility during fiscal 2009.

Goodwill Impairment

Due to the decrease in our market value during the third quarter of fiscal 2008, the 2008 economic environment, the negative financial performance of other casual dining restaurant companies, as well as lower sales and higher commodity costs at the Ninety Nine Restaurants during 2008, we believed the goodwill related to the 2003 acquisition of the Ninety Nine Restaurants had indicators of impairment. During the third quarter of fiscal 2008, we recorded a goodwill impairment charge of $48.0 million related to our Ninety Nine Restaurants.

Pre-opening Costs

Pre-opening costs in the third quarter of fiscal 2009 were $0.1 million compared to $0.8 million in the third quarter of 2008.  During the first 40 weeks of 2009, pre-opening costs were $0.4 million compared to $3.2 million in the same prior year period.  The year-over-year reductions are the result of fewer new restaurant openings and the suspension of our re-branding initiatives. We opened one new Stoney River restaurant subsequent to the third quarter of fiscal 2009. This decrease in pre-opening costs is consistent with factors contributing to the current quarter change.

Interest Expense, Net

 Interest expense for the third quarter of fiscal 2009 was $2.3 million, or 1.2 percent of revenue, compared to $4.4 million, or 2.1 percent of revenue, in the third quarter of 2008. This 90 basis point improvement is primarily due to an increase in the earnings on deferred compensation plan balances, reduced debt levels, and a reduction in the amortization of deferred financing costs from the prior year period.  Since December 28, 2008, we have paid off our revolver of $23.8 million, paid down our capital lease obligations by $5.7 million, and paid down other borrowings by approximately $0.2 million. As of the end of the third quarter, we had no borrowings outstanding under our revolving credit facility. During the first 40 weeks of 2009, interest expense was $9.1 million, or 1.3 percent of revenue, compared to $10.9 million, or 1.5 percent of revenue, in the same prior year period. This decrease in interest expense was due to the same factors contributing to the current quarter change.

Income Taxes

      Our provision for income taxes for the first 40 weeks of 2009 was $0.5 million, an effective rate of approximately 6.5 percent, versus a tax expense of $13.7 million in the prior year period, an effective rate of approximately 27.2 percent.  Based upon our estimated full year results combined with our estimated full year tax credits, we expect our full year effective tax rate to be approximately negative 1.6 percent.  Under U.S. generally accepted accounting principles (“GAAP”), we are required to apply our estimated full year tax rate to our pretax income on a year-to-date basis in each interim period.  The difference between our estimated annual tax rate of negative 1.6 percent and the 6.5 percent rate for the first 40 weeks of 2009 relates to certain discrete items, primarily the reversal of $1.3 million of valuation reserves associated with certain state net operating loss carry-forwards, offset by an expense of $1.9 million related to the difference between the grant date price of certain restricted stock awards, as deductible for book purposes, compared to the vesting date price of the awards, as deductible for tax purposes.  The change in the effective tax rate from fiscal 2008 to fiscal 2009 is the result of the impact of federal tax credits on the expected full year results, and a decrease in fiscal 2009 valuation allowance reserves, as compared to fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to the fact that most of our sales are received as cash or credit card charges, and we have reinvested our cash in new restaurant development, re-branding capital spending and other capital expenditures. We do not believe this indicates a lack of liquidity. We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and reduce our debt. As a result, as of October 4, 2009, we have reduced our working capital deficit by $13.6 million since December 28, 2008. During the third quarter of fiscal 2009, we did not open any new restaurants.

We believe that our various sources of capital, including cash flow from operating activities, availability under our revolving credit facility, and the ability to acquire additional financing, are adequate to fund our capital requirements for at least the next twelve months.  During the first 40 weeks of 2009, we have repaid the balances outstanding on our revolving credit facility and reduced our capital lease obligations.  As of the end of fiscal year 2008, the balances on our revolving credit facility and capital lease obligations were $23.8 million and $9.7 million, respectively.  As of the end of the third quarter of fiscal 2009, there were no amounts outstanding on our revolving credit facility and $4.0 million outstanding on our capital lease obligations.  Our credit facility has participation from nine regional and national bank organizations, all of which have been impacted to some extent by the current economic environment and credit crisis.  As of the end of the third quarter of fiscal 2009, our remaining borrowing capacity under our credit facility, net of $10.8 million of outstanding letters of credit, was $72.2 million.  Of this amount, two banks each have made commitments for 16 percent of the capacity, three banks each have made commitments for 12 percent of the capacity and four banks each have made commitments for 8 percent of the capacity.  We do not expect to rely on our credit facility as a significant source of funds during 2009. In the event of a disruption or cessation of operations by one or more participants in our credit facility, rendering them unable to fund their portion of any credit facility drawings, we believe that the available capacity from the other banks in the credit facility would be sufficient to permit us to continue meeting our current obligations and funding our operating activities.

       Net cash provided by operating activities during the 40 weeks ended October 4, 2009 was $40.3 million, an increase of $8.0 million from the same prior year period. This increase is the result of a net increase in the change in working capital and other long-term assets and liabilities of $2.5 million and an increase of $5.4 million in net earnings, after non-cash adjustments, as compared to the change in the same prior year quarter. The $2.5 million increase in net working capital is primarily due to a decrease in the change in inventory of $10.4 million, a decrease in the change of accounts receivable of $2.1 million, the decrease in the change of other assets of $4.2 million and the decrease in the change of other assets and liabilities of $1.3 million, partly offset by a decrease in the change in accounts payable during 2009 by $15.5 million.  Inventory was reduced during 2009 as build-up from 2008 buying opportunities was partially depleted during 2009 through product sales. The decrease in the change in accounts payable, as compared to the same prior year period, is due primarily to 2008 credit balances with certain financial institutions decreasing by $13.6 million, $2.0 million lower accrued payables due the sale of our Nashville commissary and Bellingham distribution operations, partly offset by $0.1 million of changes in other trade payables.  The increase in the change in net earnings, after non-cash adjustments, is primarily the result of improved operating margins and general cost control as previously described.

       Our Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement) contains customary restrictive covenants, including limitations on dividends, repurchases of capital stock, sale leaseback transactions, the incurrence of additional indebtedness and mergers, acquisitions and asset sales.  In addition, the Credit Agreement contains certain financial covenants.  On December 5, 2008, we amended our Credit Agreement.  This amendment changed three of the four financial covenants: the adjusted debt to EBITDAR ratio was increased from 4.75 to 5.50, our actual adjusted debt to EBITDAR ratio at the end of the third quarter of fiscal 2009 was 3.65; the minimum fixed charge coverage ratio was reduced from 1.30 to 1.25, our actual fixed charge coverage ratio at the end of the third quarter of fiscal 2009 was 2.06; the maximum senior leverage ratio was reduced from 2.0 to 1.25, our actual senior leverage ratio at the end of the third quarter of fiscal 2009 was negative 0.03; and the minimum capital expenditures ratio of 1.00, which was not changed, was 12.18 at the end of the third quarter of fiscal 2009.  Pursuant to the amendment, our pricing grid increased from 75 basis points over LIBOR on drawn balances and 25 basis points for undrawn balances to an initial 300 basis points over LIBOR on drawn balances and 62.5 basis points for undrawn balances.  Based upon our adjusted debt to EBITDAR ratio being below 4.00 as of the end of the third quarter of 2009, our spread over LIBOR on drawn balances is now 275 basis points and our fee for undrawn balances is now 50 basis points. Our maximum borrowing capacity was reduced in fiscal year 2008 from $100.0 million to $90.0 million, and will be further reduced to $65.0 million by the end of the first quarter of fiscal 2010.  As of the end of our fiscal third quarter, there were no defaults under the Credit Agreement and we were in compliance with all covenants.  During the fiscal third quarter, the Company sold certain assets related to the Ninety Nine distribution center reducing the Company’s future borrowing capacity under the Credit Agreement to $83 million from $90 million.

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

      As of the end of the third quarter of fiscal 2009, we have accumulated $18.1 million in cash and cash equivalents on our balance sheet and have no amounts outstanding under our Credit Agreement.  Our potential uses of this cash balance are currently limited by restrictions in our Credit Agreement and in the indenture associated with our outstanding 9% Senior Subordinated Notes.  Currently, we are prohibited under our Credit Agreement from repurchasing our outstanding notes and the indenture under the Notes currently prohibits us from repurchasing stock or paying dividends.

       In addition, we have four separate lease agreements that cover lease arrangements for an aggregate of 30 Ninety Nine restaurants, each of which contain an annual fixed charge covenant calculation.  Each of the four restaurant groups are subject to an annual fixed charge coverage ratio of 1.50 to 1.00.  We test our compliance of this covenant on an annual basis and we were in compliance with this covenant at December 28, 2008.

       In 2009 and 2008, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and technological improvements at our restaurant support center. The Company did not finance any capital expenditures using capital leases during the quarter ended October 4, 2009.  Capital expenditures for the 40 weeks ended October 4, 2009 and October 5, 2008, excluding new computer equipment financed through capital lease obligations in 2008, were as follows:

	October 4,	October 5,
	2009	2008
	(in thousands)
New restaurant capital expenditures	$2,968	$15,857
Re-branding capital expenditures	—	18,614
Other capital expenditures	8,087	8,758
Total capital expenditures	$11,055	$43,229

We expect to spend approximately $15 million in capital expenditures in 2009. We opened one new Stoney River restaurant subsequent to the end of the fiscal third quarter.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 28, 2008, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, goodwill and trademarks, impairment of long-lived assets, and income taxes and related financial statement items. We consider an accounting policy to be critical if it is most important to the portrayal of our consolidated financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  During the first 40 weeks of 2009, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

       There were no material changes in our contractual obligations and commercial commitments as of October 4, 2009 as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2008. As of October 4, 2009, we had no amounts outstanding on our revolving credit facility, as compared to $23.8 million outstanding at December 28, 2008.

Outlook

Based upon our historical performance for the past few years, our average weekly sales per restaurant in the fourth quarter tend to be comparable to the sales levels for the third quarter.  Except for unusual discounting activity which is difficult to predict in this operating environment, we expect our cost of food and beverage as a percent of restaurant sales will remain relatively constant for the remainder of the year. For internal planning purposes, we expect total revenue to be between $190.0 million and $195.0 million for the fourth quarter of fiscal 2009 and our loss from operations to be between $1.0 and $4.0 million. We have locked in pricing for substantially all of our poultry and pork requirements for 2009. Of the poultry and pork prices we have locked in, the average price increases for like items will be in the low single digits as compared to 2008.  We have also locked in pricing for most of our beef and seafood requirements for 2009. Of the beef and seafood prices we have locked in, the prices are on average at or below our 2008 prices for like items. We have begun the contracting process for 2010 and have locked in pricing for approximately half of our beef requirements, approximately 60 percent of our pork requirements, and lesser amounts of our poultry and seafood requirements.  Of the prices we have locked in and based on our current forecasts, we expect our food costs for 2010, on a constant mix basis, to be in the range of flat to slightly down. We estimate our capital expenditures to be approximately $15 million for 2009.

Recent Accounting Pronouncements

      We account for subsequent events according to FASB ASC 855, “Subsequent Events,” (“FASB ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. We evaluated subsequent events as of filing these financial statements with the Commission, on November 12, 2009 and found no material subsequent events requiring additional disclosure or recognition in this Form 10-Q.

      In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”), (as codified in FASB ASC Topic 810, “Consolidation”), which amends FASB Interpretation No. (“FIN”) 46(R) regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We do not expect this statement to have a material impact on our consolidated financial statements.

       In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 168”), (as codified in FASB ASC Topic 105, “Generally Accepted Accounting Principles”), which approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification impacted our financial statement disclosures as all references to authoritative accounting literature are currently referenced in accordance with the Codification, as the Codification was not intended to change or alter existing GAAP. The adoption of SFAS No. 168 did not have any impact on our results of operations or financial position.

      In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value,” (“ASU 2009-5”). ASU 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques that use a quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of FASB ASC 820. This update also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  No new fair value measurements are required by the standard. ASU 2009-5 is effective for annual and interim reporting periods beginning after August 27, 2009.  The adoption of ASU 2009-5 is not expected to have a material impact on our results of operations or financial position.

       We applied the provisions of FASB ASC 820 which deferred the provisions of FASB ASC 820 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as property and equipment, goodwill and other nonamortizable intangibles. We adopted FASB ASC 820 for nonfinancial assets and liabilities in the first quarter of fiscal 2009.  The adoption of FASB ASC 820 for nonfinancial assets and liabilities did not have any impact on our results of operations or financial position.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land, construction costs, and fuel/energy costs may adversely affected our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on our payroll and benefit costs. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our fixed-rate debt consists primarily of capitalized lease obligations and Senior Subordinated Notes and our variable-rate debt consists primarily of our revolving credit facility. Since our revolving credit facility has been fully repaid as of October 4, 2009, a 100 basis point change in our rate would not impact our operating results.

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

Changes in Internal Control Over Financial Reporting

       There were no changes in our internal control over financial reporting during our fiscal quarter ended October 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

       We are a defendant from time to time in various legal proceedings arising in the ordinary course of our business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue us based on any injury caused by an intoxicated person who may have been wrongfully served alcoholic beverages at one of our restaurants; claims relating to workplace, workers compensation and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to our joint venture and franchising initiatives; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

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

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended October 4, 2009 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/13/09-8/9/09	—	—	—	—
8/10/09-9/6/09	4,732	7.65	—	—
9/7/09-10/4/09	529	10.13	—	—
Total	5,261	$7.90	—	—

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

Item 6. Exhibits

No.	Description
31.1	Certification of Jeffrey D. Warne Chief Executive Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Lawrence E. Hyatt Chief Financial Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jeffrey D. Warne Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Lawrence E. Hyatt Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           O’Charley’s Inc.
           (Registrant)

Date: November 12, 2009                                                                    By: /s/ Jeffrey D. Warne
Jeffrey D. Warne
President and Chief Executive Officer

By: /s/ Lawrence E. Hyatt
Lawrence E. Hyatt
Chief Financial Officer and Treasurer