Form 10-K
period 2009-12-27
O CHARLEYS INC
filed 2010-03-12
CIK 864233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $141.9 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock.

The number of shares of common stock outstanding on February 25, 2010 was 21,596,927.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III	Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held May 12, 2010

O’CHARLEY’S INC.

PART I

Item 1.               Business.

We are a multi-concept restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of December 27, 2009, we operated 235 O’Charley’s company-owned restaurants in 17 states in the East, Southeast and Midwest, 116 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic, and 11 Stoney River restaurants in six states in the East, Southeast and Midwest. As of December 27, 2009, we had ten franchised O’Charley’s restaurants in five states in the East and Southeast.

The following description of our business should be read in conjunction with the information in Item 7 of this Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements in Item 8 of this Form 10-K.

Our Restaurant Concepts

O’Charley’s

We acquired the original O’Charley’s restaurant in Nashville, Tennessee in May 1984. O’Charley’s is a casual dining restaurant concept whose strategy is to differentiate its restaurants by serving high-quality, freshly prepared food at moderate prices and with attentive guest service. O’Charley’s restaurants are intended to appeal to a broad spectrum of guests from a diverse income base, including mid-scale, upscale and value oriented guests. The O’Charley’s menu is mainstream, but innovative and distinctive in taste. The O’Charley’s menu features a variety of items, including USDA Choice hand-cut and aged steaks, baby-back ribs basted with our own tangy BBQ sauce, fresh salmon, a variety of seafood, salads with special recipe salad dressings and O’Charley’s signature caramel pie. All entrées are cooked to order and feature a selection of side items in addition to our hot, freshly baked yeast rolls. We believe the large number of freshly prepared items on the O’Charley’s menu helps differentiate our O’Charley’s concept from other casual dining restaurants.

O’Charley’s restaurants are open seven days a week and serve lunch, dinner and weekend brunch and offer full bar service. Specialty menu items include “limited time only” promotions, O’Charley’s lunch combos and a special kids menu.  We are continually developing new menu items for our O’Charley’s restaurants to respond to changing guest tastes and preferences. Lunch entrées start at $5.99, with dinner entrées ranging from $7.49 to $17.99. The average check per guest, including beverages, was $12.85 in 2009, $12.99 in 2008, and $12.65 in 2007.

We seek to create a casual, neighborhood atmosphere in our O’Charley’s restaurants through an open layout and by tailoring the decor of our restaurants to the local community. The interior typically is open, casual and well lighted. Additionally, the interior features warm woods, exposed brick and hand-painted murals depicting local history, people, places and events. The prototypical O’Charley’s restaurant is a free-standing building of approximately 6,000 square feet with seating for approximately 225 guests, including approximately 17 bar seats.

Historically, we have grown the O’Charley’s concept through opening new restaurants. As part of our strategic planning process, our focus on improving results in existing restaurants, and the current economic environment, we did not open any new company-owned restaurants during 2009; however, three former joint venture restaurants were acquired during fiscal 2009. In 2010, we do not plan to open any company-owned restaurants.  Our re-branding initiative in the recent past focused on our overall brand design to enhance the guest experience, as well as improve our profitability.  Re-brandings included the remodeling and re-imaging of the restaurants, staff training, and the introduction of new service standards, plateware and uniforms. During 2009 we did not re-brand any O’Charley’s restaurants; however we did introduce the new service standards, plateware, and uniforms throughout the O’Charley’s brand.  As of December 27, 2009, we have re-branded a total of 62 O’Charley’s restaurants since the inception of this initiative.

Ninety Nine

In January 2003, we acquired Ninety Nine Restaurants (“Ninety Nine”), a Woburn, Massachusetts-based casual dining concept that began in 1952 with its initial location at 99 State Street in downtown Boston, Massachusetts. Ninety Nine restaurants are casual dining restaurants that we believe have earned a reputation as friendly, comfortable places to gather and enjoy great American food and drink at a terrific price. Ninety Nine restaurants are intended to appeal to mainstream casual dining and value-oriented guests. The Ninety Nine menu features a wide selection of appetizers, soups, salads, sandwiches, burgers, beef, chicken and seafood entrées and desserts. Ninety Nine restaurants offer full bar service, including a wide selection of imported and domestic beers, wines and specialty drinks.

Ninety Nine restaurants are open seven days a week and serve lunch and dinner and offer full bar service. Lunch entrées start at $5.99, with dinner entrées ranging from $7.99 to $17.99. The average check per guest, including beverages, was $14.61 in 2009, $14.97 in 2008, and $14.64 in 2007.

Ninety Nine restaurants seek to provide a warm and friendly neighborhood pub atmosphere. Signature elements of the prototypical Ninety Nine restaurant include an open view kitchen, booth seating and a centrally located rectangular bar. The prototypical Ninety Nine restaurant is a free-standing building of approximately 6,300 square feet in size with seating for approximately 190 guests, including approximately 25 bar seats. Ninety Nine has grown through remodeling traditional and non-traditional restaurant locations as well as through developing new restaurants in the style of our prototype restaurant. We do not plan to open any new restaurants during 2010. Our re-branding initiative in the recent past focused on our overall brand design to enhance the guest experience, as well as improve our profitability.  Re-brandings included the remodeling and re-imaging of the restaurants, staff training, and the introduction of new service standards, plateware and uniforms.  During 2009, we did not re-brand any Ninety Nine restaurants; however we did introduce the new service standards, plateware, and uniforms throughout the Ninety Nine brand.   As of December 27, 2009 we have re-branded a total of 62 Ninety Nine restaurants.

Stoney River Legendary Steaks

We acquired Stoney River Legendary Steaks (“Stoney River”) in May 2000. Stoney River restaurants are steakhouses that appeal to both upscale casual-dining and fine-dining guests by offering the high-quality food and attentive guest service typical of high-end steakhouses at more moderate prices. Stoney River restaurants have an upscale “mountain lodge” design with a large stone fireplace and rich woods that are intended to make the interior of the restaurant inviting and comfortable. During 2009, we began repositioning Stoney River to provide the same great guest experience with lower menu prices, new menu offerings, and a new menu format. During 2009, we reduced the prices of certain menu offerings and added new menu items to appeal to the upscale casual-dining guests.  As of December 27, 2009, we began the repositioning at all 11 Stoney River restaurants. The Stoney River menu features several offerings of premium Midwestern beef, fresh seafood and a variety of other gourmet entrées. An extensive assortment of freshly prepared salads, side dishes, several specialty appetizers and desserts are also available. Stoney River restaurants offer full bar service, including an extensive selection of wines. The dinner price range of entrées is $11.99 to $33.99. The average check per guest, including beverages, was $41.20 in 2009, $47.72 in 2008, and $44.62 in 2007.

Support Operations

Supply Chain Management.  Our supply chain management offers a systematic approach to managing the acquisition of goods and services that achieves the lowest total cost of ownership and matches internal customers’ needs with marketplace capabilities. During 2009, we completed the sale of our distribution operations in Bellingham, Massachusetts and now outsource all product distribution to our Ninety Nine restaurants. This transaction concludes the outsourcing of our food preparation and distribution functions that began with our Nashville, Tennessee commissary in June 2007. The supply chain team focuses on three key areas that include strategic sourcing, quality assurance and supply chain operations.  Descriptions of these functions are as follows:

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

We believe that our supply chain management team, as a result of these changes, is better positioned to focus upon improving the quality, cost, and delivery of our products.

Human Resources. We maintain a human resources department that supports restaurant operations, our restaurant support center, our financial services center, and our Ninety Nine service center through the design and implementation of policies, programs, procedures and benefits for our team members. The human resources department is responsible for all customary human resource functions, including assisting in the selection, on-boarding, benefits and team member relations, including use of the Open Door Policy, a confidential toll free 800 number, and an alternative dispute resolution process.  The human resources department is also responsible for all training and development of new hourly team members and managers, as well as, new product rollouts and the continuing training and development of the restaurant teams.

Guest Relations. Our guests’ perceptions and experiences are measured through the Guest Satisfaction Index (“GSI”).  GSI is a survey-based tool designed to measure guest satisfaction levels at each O’Charley’s, Ninety Nine, and Stoney River restaurant, providing immediate feedback to all levels of the organization. Guests are issued an invitation on a random basis through our point-of-sale system to take a telephone survey or an internet survey. Primary focus is placed on identification and improvement of top box predictors of a highly satisfied guest experience. Our ability to continuously monitor service levels and satisfaction at the restaurant level, while providing guests with a convenient, brief, unbiased, and user-friendly way to share their comments, allows us to focus on converting satisfied guests to highly satisfied or loyal guests. In addition to measuring and communicating guest satisfaction results, our guest relations team receives direct calls and written correspondence from O’Charley’s, Ninety Nine, and Stoney River guests, ensuring timely and accurate response to all communications.

Advertising and Marketing. We have an ongoing advertising and marketing plan for each of our restaurant concepts that utilizes television, radio, internet, outdoor and print advertising.  We also support our restaurants with point of purchase materials, menus and local restaurant marketing programs. We focus our marketing efforts on limited time promotional products, the quality and freshness of our products, the types of guests that typically visit us and the restaurant setting.  We conduct or subscribe to studies of food trends, changes in guest tastes and preferences and are continually evaluating the quality of our menu offerings. In addition to advertising, we encourage restaurant level team members to become active in their communities through local charities and other organizations and sponsorships.

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

Real Estate and Construction. We maintain an in-house real estate and construction department to assist in the site selection process, secure real estate, develop architectural and engineering plans, and oversee new construction and remodeling of existing restaurants. We analyze potential sites against our site criteria in order to target the best possible locations. Once a site is selected, our real estate department oversees the acquisition process, while our construction department obtains zoning and all other required governmental approvals, develops detailed building plans and specifications and constructs and equips the restaurants. During 2009, the real estate and construction department focused on the repair and maintenance of our existing restaurants and renegotiating leases as they came up for renewal.

Restaurant Locations

The following table sets forth the markets in which our company-owned O’Charley’s, Ninety Nine and Stoney River restaurants were located at December 27, 2009, including the number of restaurants in each market.

O’Charley’s Restaurants

Alabama (21)	Kentucky (20)	Ohio (19)
Birmingham (6)	Ashland	Cincinnati (8)
Decatur	Bowling Green	Cleveland
Dothan	Cold Spring	Columbus (7)
Florence	Danville	Dayton (3)
Guntersville	Elizabethtown
Huntsville (2)	Florence	South Carolina (12)
Mobile (4)	Frankfort	Aiken
Montgomery (2)	Hopkinsville	Anderson
Opelika	Lexington (4)	Charleston (2)
Oxford	Louisville (5)	Columbia (3)
Tuscaloosa	Owensboro	Greenwood
	Paducah	Rock Hill
Arkansas (2)	Richmond	Simpsonville
Jonesboro		Spartanburg
Rogers	Louisiana (3)	Summerville
Lafayette
Florida (6)	Lake Charles	Tennessee (40)
Destin	Monroe	Chattanooga (2)
Jacksonville (3)		Clarksville (2)
Panama City	Mississippi (8)	Cleveland
Pensacola	Gulfport	Columbia
	Hattiesburg	Cookeville
Georgia (28)	Meridian	Dickson
Atlanta (20)	Olive Branch	Jackson
Augusta	Pearl	Johnson City
Columbus	Ridgeland	Kingsport
Dalton	Southaven	Knoxville (5)
Ft. Oglethorpe	Tupelo	Manchester
Gainesville		Memphis (4)
Griffin	Missouri (10)	Morristown
Macon (2)	Cape Girardeau	Murfreesboro (2)
	Kansas City (2)	Nashville (13)
Illinois (5)	St. Louis (7)	Pigeon Forge
Champaign		Spring Hill
Marion	North Carolina (25)	Springfield
O’Fallon	Asheville
Springfield (2)	Burlington	Virginia (12)
	Charlotte (9)	Bristol
Indiana (21)	Fayetteville	Fredericksburg
Bloomington	Greensboro	Harrisonburg
Clarksville	Greenville	Lynchburg
Corydon	Hendersonville	Roanoke (2)
Evansville (2)	Hickory	Richmond (6)
Fort Wayne (2)	Jacksonville
Greenfield	Raleigh (3)	West Virginia (2)
Indianapolis (11)	Wake Forest	Charleston (2)
Lafayette	Wilmington (2)
Richmond	Winston-Salem (2)	Wisconsin (1)
Grand Chute

Ninety Nine Restaurants

Connecticut (16)	New Hampshire (14)	Massachusetts (61)
Dayville	Concord	Auburn
Enfield	Dover	Boston (36)
Groton	Hooksett	Centerville
Hartford (6)	Keene	Chicopee
Manchester	Littleton	Fairhaven
New Haven (2)	Londonderry	Fall River
Norwich	Manchester	Fitchburg
Stratford	Nashua	Franklin
Torrington	North Conway	Greenfield
Waterbury	Portsmouth	Holyoke
	Salem	Marlboro
Maine (5)	Seabrook	Mashpee
Auburn	Tilton	North Attleboro
Augusta	West Lebanon	North Dartmouth
Bangor		Pittsfield
Portland (2)	New York (9)	Plymouth
	Albany (2)	Seekonk
Rhode Island (3)	Clifton Park	Springfield (4)
Cranston	Kingston	Tewksbury
Newport	Plattsburgh	West Yarmouth
Westerly	Queensbury	Worcester (3)
Rotterdam
Vermont (3)	Saratoga Springs
Brattleboro	Utica
Rutland
Williston	Pennsylvania (4)
Audubon
New Jersey (1)	Philadelphia
Deptford	Trevose (Bensalem)
Warrington

Stoney River Restaurants

Georgia (3)	Kentucky (1)	Maryland (2)	Missouri (1)
Atlanta (3)	Louisville	Annapolis	St. Louis
Towson
Illinois (2)	Tennessee (2)
Chicago (2)	Nashville (2)

In addition to the above company-owned locations, the table below sets forth our franchised locations as of December 27, 2009.

Franchised Restaurants

Florida (1)	Michigan (4)	Ohio (3)	Pennsylvania (1)
Orlando	Belleville	Boardman	Erie
	Chesterfield	Cuyahoga Falls
	Grand Rapids	Niles	Tennessee (1)
	Holland		Nashville

Franchising

We have entered into and continue to seek to enter into, exclusive multi-unit development agreements with third-party franchisees to open and operate O’Charley’s restaurants. Franchisees are required to comply with our specifications as to restaurant space, design and décor, menu items, principal food ingredients, team member training and day-to-day operations. The following table illustrates the various agreements that we have executed with our franchisees along with the contracted markets, the number of restaurants operated by each franchisee as of December 27, 2009 and the number of restaurants they are contractually required to develop and open:

Franchise Entity	Open Restaurants	Total Restaurants Contracted for Development	Markets
O’Candall Group, Inc.	5	50	Tampa and Orlando Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio
Meritage Hospitality Group, Inc.	4	15	Michigan
Delaware North Companies Travel Hospitality Services	1	1	Tennessee (Nashville International Airport)

Competition

The restaurant industry is extremely competitive. Restaurants compete across numerous areas, including food quality, price, service quality, location, design, and attractiveness. To remain competitive, we must constantly monitor changing consumer tastes, national and regional economic conditions, the effectiveness of our advertising and many other factors.  We compete within each market with national and regional chains and locally-owned restaurants for consumers, management and hourly personnel and suitable locations.  We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We expect intense competition to continue in these areas.

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

Government Regulation

We are subject to various federal, state and local laws affecting our business.  In addition, each of our restaurants are subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Most municipalities in which our restaurants are located require local business licenses. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. We are also subject to federal and state environmental regulations, but those regulations have not had a material effect on our operations to date.

Approximately 11.7 percent of restaurant sales in 2009 were attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities, to provide service for extended hours and on Sunday. In addition, some states require, or are considering requiring, us to disclose nutritional information on our menus. Each restaurant has food service licenses from local health authorities. Similar licenses would be required for each new restaurant. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect its operations or, in an extreme case, cause us to close the restaurant. We have established standardized procedures for our restaurants designed to assure compliance with applicable codes and regulations.

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

Seasonality

Our sales volumes fluctuate seasonally. Our first fiscal quarter is a 16-week quarter, while our second through fourth fiscal quarters are each 12 weeks. Historically, average weekly sales per restaurant are typically higher in the first quarter than in subsequent quarters, and we typically generate a disproportionate share of our income from operations in the first quarter. Holidays, severe weather and similar conditions may impact sales volumes seasonally in some operating regions. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Purchasing

        Our ability to maintain consistent quality throughout each of our restaurant brands depends upon acquiring products from reliable sources. Our pre-approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements ensure that high quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to any of our restaurant brands. Additionally, as a purchaser of a variety of protein products, we do require our vendors to adhere to humane processing standards for their respective industries and encourage them to evaluate new technologies for food safety and humane processing improvements. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues.

Team Members

As of December 27, 2009, we employed approximately 24,000 team members, approximately 22,000 of whom represented our hourly workforce within our restaurants. None of our team members are covered by a collective bargaining agreement. We have an alternative dispute resolution program in which all team members are required to participate as a condition of employment.  We consider our team member relations to be good.

Executive Officers of the Registrant

Our executive officers are elected by the board of directors and serve at the pleasure of the board of directors. The following table sets forth certain information regarding our executive officers.

Name	Age	Position
Jeffrey D. Warne	49	Chief Executive Officer and President
Lawrence E. Hyatt	55	Chief Financial Officer and Treasurer
Wilson L. Craft	56	Concept President-O’Charley’s
John R. Grady	57	Concept President-Ninety Nine Restaurants
Anthony J. Halligan III	51	Concept President-Stoney River Legendary Steaks
Colin M. Daly	38	General Counsel, Secretary and Compliance Officer
Michael K. Ellis	47	Chief Development Officer
Lawrence D. Taylor	52	Chief Supply Chain Officer
Robert F. Luz	49	Vice President of Human Resources
Leon De Wet	48	Chief Information Officer
R. Jeffrey Williams	43	Principal Accounting Officer, Corporate Controller, and Assistant Secretary

The following is a brief summary of the business experience of each of our executive officers.

Jeffrey D. Warne has served as Chief Executive Officer and President since June 2009. Prior to being named Chief Executive Officer and President, Mr. Warne served as our Concept President for O’Charley’s from February 2006 to June 2009. Prior to joining our company he was with Carlson Companies, Inc., a global travel, hospitality, restaurant and marketing company.  During his tenure at Carlson Companies, Inc. he served as the President and Chief Operating Officer of Pick Up Stix from 2005 to 2006 and the Executive Vice President and Chief Operating Officer of TGI Friday’s International from 2002 to 2004.  Mr. Warne’s earlier experience at Carlson includes serving as Chief Financial Officer of Carlson Restaurants Worldwide from 1998 to 2002, Vice President of Business Planning from 1994 to 1998, and Director of Corporate Audit from 1990 to 1994.

Lawrence E. Hyatt has served as Chief Financial Officer and Treasurer since November 2004.  Mr. Hyatt served as our Interim President and Chief Executive Officer from February 2009 to June 2009. Prior to joining our company, he was Executive Vice President and Chief Financial Officer of Cole National Corporation from 2002 to 2004. Mr. Hyatt was the Chief Financial and Restructuring Officer of PSINet, Inc. from 2000 to 2002; in 2001 PSINet, Inc. and certain affiliated entities filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Mr. Hyatt has also served at HMS Host Corporation as Chief Financial Officer from 1999 to 2000; and with Sodexho Marriott Services, Inc. and its predecessor company as Chief Financial Officer from 1989 to 1999.

Wilson L. Craft was named Concept President–O’Charley’s in October 2009. Prior to joining our company, he was the President and Chief Executive Officer of Famous Dave’s of America, an owner, operator, and franchisor of restaurants, from April 2008 to September 2008. Mr. Craft served as Executive Vice President of Operations for Longhorn Steakhouse, a casual dining restaurant company, subsequent to its acquisition by Darden Restaurants from October 2007 to April 2008. Mr. Craft served as Senior Vice President of Operations for Rare Hospitality International, Inc., an owner, operator and franchisor of restaurants from 2005 to 2007. Mr. Craft spent 21 years with Brinker International where he served as President of Chili’s Grill and Bar, President of Big Bowl Asian Kitchen and was also in a number of other senior operating positions.

John R. Grady has served as Concept President–Ninety Nine Restaurants since April 2004. Mr. Grady joined Ninety Nine Restaurants in March 1975. Prior to being named President, Mr. Grady was Executive Vice President and has also served in various capacities in the Operations, Training and Real Estate Departments for Ninety Nine Restaurants over the years.

Anthony J. Halligan III was named Concept President–Stoney River Legendary Steaks in February 2006. Prior to being named President, Mr. Halligan served in the capacity of Vice President from 2000 until 2006. Prior to his tenure with Stoney River, Mr. Halligan served in various capacities for companies in the restaurant and retail industries.

Colin M. Daly, Esq. has served as Secretary since March 2009 and General Counsel since February 2008.  Prior to being named General Counsel, Mr. Daly served as the company’s Senior Corporate Counsel from April 2006 to January 2008.  Prior to joining our company, Mr. Daly served as an Assistant General Counsel for ARAMARK Corporation, a diversified management services company, from 2003 to 2006.  Prior to ARAMARK, Mr. Daly practiced law with law firms in Nashville, Tennessee and Philadelphia, Pennsylvania.

Michael K. Ellis has served as Chief Development Officer since April 2007. Mr. Ellis served as Vice President Asset Management for BP Products North America, an oil and national gas company and subsidiary of BP p.l.c., from 2006 to 2007.  Mr. Ellis served as the Senior Vice President of Development at Carlson Restaurants Worldwide, an owner and operator of casual dining restaurants worldwide, from 2004 to 2006.  Mr. Ellis served as the Chief Development Officer for Burger King Corporation from 2003 to 2004.  Prior to that Mr. Ellis has held other various roles of increasing responsibility at Darden Restaurants Inc. and DF&R Restaurants, Inc..

Lawrence D. Taylor has served as Chief Supply Chain Officer since May 2006.  Prior to joining our company, he was the Chief Procurement Officer for Carlson Companies, Inc., a global travel, hospitality, restaurant and marketing company, from 2003 to 2006.  Mr. Taylor was Vice President, Supply Chain Management for Carlson Restaurants from 2001 to 2003.  Mr. Taylor’s earlier experience included senior procurement and supply chain management positions with Taco Bell Corporation, Burger King, Inc., and Perseco. Mr. Taylor was also an owner-operator of a franchised McDonald’s restaurant.

Robert F. Luz has served as Vice President of Human Resources since October 2007. Mr. Luz joined Ninety Nine Restaurants in 1999. Prior to being named Vice President of Human Resources, Mr. Luz served as the company’s Executive Vice President of Human Resources and Training for Ninety Nine Restaurants. Prior to joining our company, Mr. Luz was Executive Director of Human Resources for Applebee’s International, Inc., a casual dining restaurant company, from 1993 to 1999.  Mr. Luz served as Vice President of Human Resources for Back Bay Restaurant Group, a casual dining restaurant company, from 1991 to 1993. Mr. Luz served as Vice President of Operations from 1986 to 1991 for Hotel and Restaurant Personnel of America, a national executive recruitment firm specializing in senior hospitality management positions.

     Leon De Wet has served as Chief Information Officer since September 2006.  Prior to joining our company he was with Brinker International, a casual dining restaurant company, from 1992 to 2006 and served as the Vice President, Business Intelligence and Strategic Systems, from 2002 to 2006. His previous roles at Brinker International include Senior Member of Technical Staff, Director of Store Systems and Development Manager.  Mr. De Wet’s earlier experiences included management and analyst roles in charge of retail systems at various companies including Michael’s Stores Inc.

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

Available Information

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

Item 1A.                      Risk Factors.

Risk Factors

Some of the statements we make in this Annual Report on Form 10-K are forward-looking. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “seek” or similar expressions and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, plans or expectations such as statements concerning our operating and growth strategy, projections of revenue, income or loss, information regarding future restaurant openings and capital expenditures, potential increases in food and other operating costs, and our development, expansion, franchising and joint venture plans and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the continued deterioration in the United States economy and the related adverse effect on our sales of decreases in consumer spending; our ability to achieve our internal forecast of sales and profitability, our ability to comply with the terms and conditions of our financing agreements; our ability to maintain or increase same store sales and operating margins at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; the effect of increased competition; our ability to successfully implement changes to our supply chain; our ability to sell closed restaurants and other surplus assets; our ability to successfully implement and realize projected benefits of our turnaround and transformation process, including our re-brandings and other initiatives; the resolutions of outstanding legal proceedings; and the risks and uncertainties discussed below. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The current economic situation could adversely affect our results of operations.

The significant slowdown and volatility in the U.S. economy has and is expected to continue to negatively affect our business. For instance, the soft housing market, tightening credit and increasing unemployment have led to lack of consumer confidence, particularly for consumers that frequent casual dining chains. Continuing weakness in the spending of those consumers has had and could continue to have an adverse impact on our results of operations.  Since our business depends upon consumer discretionary spending, further deepening of job losses and home values and tighter access to consumer credit would place additional pressure on our guest counts and reduce our profitability. There can be no assurance that the macroeconomic environment will improve significantly or that the federal government's stimulus efforts will restore consumer confidence, increase liquidity and the availability of credit, or result in lower unemployment. In response to current economic conditions, many of our competitors have increased discounting activities in markets in which we operate.  Our response or failure to respond, to such discounting could negatively impact our restaurant sales. In addition, some of our suppliers could experience serious cash flow problems due to the credit market crisis.  As a result, they may attempt to increase their prices, pass through increased costs or alter payment terms.  Our suppliers may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could have a material adverse affect on our business. We do not expect that the difficult economic conditions are likely to improve significantly in the near future, and any continuation or worsening of the credit crisis, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions on our results of operations.

Changing consumer preferences and discretionary spending patterns could force us to modify our concepts and menus and could result in a reduction in our revenues.

Our O’Charley’s and Ninety Nine restaurants are casual-dining restaurants that feature menus intended to appeal to a broad spectrum of guests. Our Stoney River restaurants are upscale casual-dining steakhouses that feature steaks, fresh seafood and other gourmet entrées. Our continued success depends, in part, upon the popularity of these foods and these styles of dining. Shifts in consumer preferences away from this cuisine or dining style could materially adversely affect our future operating results. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our success will depend in part on our ability to anticipate and respond to these changes in consumer preferences, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes in our concepts and menus in order to respond to changes in consumer tastes or dining patterns. If we change a restaurant concept or menu, we may lose guests who do not prefer the new concept or menu, and may not be able to attract a sufficient new guest base to produce the revenue needed to make the restaurant profitable. In addition, consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Stoney River menu, food born illnesses or other diseases or by specific events such as E. coli food poisoning or outbreaks of bovine spongiform encephalopathy (mad cow disease) or other diseases.

Our success is also dependent to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A continued deterioration in consumer confidence and these other factors could continue to reduce guest traffic and impose pressures on pricing, harming our results of operations.

Our restaurants may not be able to compete successfully with other restaurants, which could adversely affect our results of operations.

The restaurant industry is intensely competitive with respect to price, service, location, nutritional and dietary trends and food quality, and there are many well-established competitors with substantially greater financial and other resources than us, including a large number of national and regional restaurant chains. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are or may be located.  Some of our competitors advertise on national television, which may provide them with greater awareness and name recognition than we can achieve through our advertising efforts. Our success to drive incremental sales or maintain sales levels is dependent upon our operational execution and marketing. If our marketing promotions fail to achieve a competitive advantage we may lose market share. Additionally, we face increasing competition from the convergence of restaurant, deli and grocery services, as supermarkets and grocery stores offer “convenient meals” in the form of improved entrées and side dishes in their deli sections. If our restaurants are unable to compete successfully in new and existing markets, our results of operations will be adversely affected.

To the extent that we open restaurants in larger cities and metropolitan areas, we expect competition to be more intense in those markets. We also compete with other restaurants for experienced management personnel and hourly team members and with other restaurants and retail establishments for quality sites.

The effectiveness of our marketing and advertising programs could have a material effect on our operating results.

Our revenues are heavily influenced by brand marketing and advertising. Our marketing and advertising programs may not be successful, which may lead us to fail to attract new guests and retain existing guests. If our marketing and advertising programs are unsuccessful, our results of operations could be adversely affected. We believe that the current economic environment and the competitive landscape in the casual dining restaurant industry have made our customers more value-conscious, and that we must respond to new market conditions and consumers' demand for superior value for the money and quality. This strategy is reflected in, among other things, our O’Charley’s and Ninety Nine restaurants, menu offerings and our value-oriented pricing and menu changes at our Stoney River restaurants. If we are unable to successfully execute this strategy, our operating margins and financial results could be adversely affected.

We may incur costs or liabilities and lose revenue as the result of existing or proposed government laws or regulation.

Our restaurants are subject to extensive federal, state and local government laws and regulation, including regulations related to the preparation and sale of food (such as regulations regarding labeling, allergens content, trans fat content and other menu information regarding nutrition), the sale of alcoholic beverages, employment matters (such as minimum wage, employee health insurance, organizing and collective bargaining, fair employment practices, and employee health and safety), zoning and building codes and other health, sanitation and safety matters. All of these regulations impact not only our current restaurant operations but also our ability to open new restaurants. We will be required to comply with applicable state and local regulations in any new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce operations at an existing location, either of which could materially and adversely affect our growth and results of operations.

The revenues and costs of operating our restaurants may be adversely effected if there are changes in laws governing minimum hourly wages or tip credits, labor or collective bargaining laws, nutritional labeling, workers’ compensation insurance rates, employee health insurance, unemployment tax rates, sales taxes, corporate income tax or other laws and regulations, such as the federal Americans with Disabilities Act and the Family Medical Leave Act. If any of the above costs increase, we cannot assure that we will be able to offset the increase by increasing our menu prices or by other means, which would adversely affect our results of operations.

If we are unable to comply with our financial covenants, our liquidity and results of operations could be adversely affected.

At December 27, 2009, we had a total of $131.9 million in debt and capitalized lease obligations, which includes $125.0 million pursuant to our subordinated notes due 2013. We had no amounts outstanding on our revolving credit facility at December 27, 2009.

Our credit facility contains customary restrictive covenants, including limitations on dividends, repurchases of capital stock, sale leaseback transactions, the incurrence of additional indebtedness and mergers, acquisitions and asset sales.  In addition, our credit facility contains certain financial covenants, including an adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio.  As of the end of our 2009 fiscal year, there were no defaults under our credit facility and we were in compliance with all covenants.  Although we currently project that we will remain in compliance with these covenants there can be no assurance that we will remain in compliance with these covenants.

Subsequent to the end of fiscal 2009, we entered into our Third Amended and Restated Credit Agreement to enhance our financial flexibility.  See Note 26 of the notes to the consolidated financial statements for further discussion relating to this matter.

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

In addition, we have four separate lease agreements that cover lease arrangements for an aggregate of 30 of our Ninety Nine restaurants, each of which contains a fixed charge covenant calculation. Each of the four restaurant groups are subject to an annual fixed charge coverage ratio of 1.50 to 1.00. The fixed charge coverage ratio for one of the leases, which includes six Ninety Nine restaurants, was 1.48 to 1.00, which was below the required 1.50 to 1.00 minimum. In order to remain in compliance, we were required to make a rent prepayment of approximately $111,000.  The other three leases covering the remaining 24 restaurants exceeded the 1.50 to 1.00 minimum. Failure to remain in compliance with these lease covenants could adversely impact our results of operations.

Our support centers could experience a natural or man-made disaster, resulting in a loss of data and information, and disruption of our business.

Successful operation of our restaurants depends upon the oversight, information systems and administrative support that they receive from our three support centers. For example, our information systems provide point-of-sale processing in our restaurants, management of our supply chain, financial reporting, various other processes and transactions and maintaining operational efficiencies. We have developed and tested a Disaster Recovery Plan to respond to the loss of information systems and administrative support in the event of natural and man-made disasters. This plan allows us to fully restore our systems in a remote location within three business days. If the Disaster Recovery Plan were to fail, the loss of data and other capabilities could have an adverse impact on our results of operations and the reliability of our financial information.

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

In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase annually, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses, particularly if the insurance carriers themselves became financially unstable.

We outsource certain business processes to third-party vendors that subject us to risks, including disruptions in business and increased costs.

Some business processes that are dependent on technology are outsourced to third parties. Such processes include gift card tracking and authorization, credit card authorization and processing, certain payroll processes and benefit administrators. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, including secure data transfers between us and the third-party vendor; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

Failure to protect the integrity and security of individually identifiable data of our guests and teammates could expose us to litigation and damage our reputation.

        We receive and maintain certain personal information about our guests and teammates both internally and with third party vendors. The use of this information by us is regulated at the federal and state levels, as well as by certain third party contracts. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as operations, results of operations and financial condition, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change, or changes are imposed by our business partners, we may incur additional costs to ensure it remains in compliance.

We may incur costs or liabilities as a result of litigation and publicity concerning food quality, health and other issues that can also cause guests to avoid our restaurants.

We are subject to complaints or litigation from time to time from guests alleging illness, injury or other food quality or health concerns. Litigation or adverse publicity resulting from these allegations may materially adversely affect our business, regardless of whether the allegations are valid or whether we are liable.  We are subject to litigation under “dram shop’’ laws that allow a person to sue us based on any injury or death caused by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. While we maintain insurance for lawsuits under a “dram shop” law or alleging illness or injury from food, we have significant deductibles under such insurance and any such litigation may result in a verdict in excess of our liability insurance policy limits, which could result in substantial liability for us and could have a material adverse effect on our results of operations.

We are a defendant from time to time in various legal proceedings arising in the ordinary course of our business, including claims relating to injury; claims relating to workplace and employment matters, including wage and hour disputes, discrimination claims and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to our joint venture or franchising initiatives; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

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

A significant portion of our historical growth has been due to opening new restaurants. We have substantially reduced our new restaurant growth over the past several years as we formulated our turnaround plan and more recently due to the deteriorating economic environment. We opened one new Ninety Nine restaurant and one new Stoney River restaurant in 2009. We do not plan to open any new restaurants in 2010.  Our ability to operate new restaurants successfully depends on a number of factors, such as:

•	the macroeconomic environment, including consumer confidence and discretionary spending;

•	the selection and availability of quality restaurant sites;

•	our ability to negotiate acceptable lease or purchase terms;

•	our ability to hire, train and retain the skilled management and other personnel necessary to open, manage and operate new restaurants;

•	our ability to secure the governmental permits and approvals required to open new restaurants;

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

Our O’Charley’s restaurants are located in the Eastern, Southeastern, and Midwestern United States. Our Ninety Nine restaurants are located primarily in the Northeastern United States. As of December 27, 2009, we operated 40 of our 235 O’Charley’s restaurants in Tennessee and 61 of our 116 Ninety Nine restaurants in Massachusetts. As a result, our business and our financial or operating results may be materially adversely affected by adverse economic, weather or business conditions in these markets, as well as in other geographic regions in which we operate restaurants.

Any disruption in manufacturing and distribution operations could adversely affect our ability to operate our restaurants.

We historically operated a commissary in Nashville, Tennessee through which we manufactured, purchased, and distributed a substantial majority of the food products and supplies for our O’Charley’s and Stoney River restaurants and we had also operated a distribution facility in Bellingham, Massachusetts, through which we distributed a portion of the food products and supplies for our Ninety Nine restaurants.  During the second quarter of 2007, we completed the sale of our commissary facility in Nashville, Tennessee and the outsourcing of various food processing and distribution activities performed at our commissary and distribution facilities in Nashville, Tennessee and Woburn, Massachusetts.  During the third quarter of 2009, we completed the sale of our distribution operations in Bellingham, Massachusetts and now outsource distribution services to our Ninety Nine restaurants.

Following the sale of our commissary and Bellingham, Massachusetts distribution operations, we outsourced the manufacture of all food products, as well as the distribution and transportation services to the O’Charley’s, Ninety Nine and Stoney River brands, to third parties.  Since the transition is now complete, we are now dependant upon the performance of third-party manufacturers and distributors.  Any disruptions to their operations could have a material impact on our future reported results.

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

We are dependent on attracting and retaining qualified employees.

Our performance is dependent on attracting and retaining qualified restaurant employees.  Availability of staff varies widely from location to location.  Many staff members are in entry-level or part-time positions, typically with high rates of turnover. Even though recent trends in employee turnover have been favorable, if restaurant management and staff turnover were to increase, we could suffer higher direct costs associated with recruiting, training and retaining replacement personnel.  Management turnover as well as general shortages in the labor pool can cause our restaurants to be operated with reduced staff, which negatively affects our ability to provide appropriate service levels to our customers.  Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruiting and training expenses.

We are dependent upon our senior management team to execute our business strategy.

Our operations and our ability to execute our business strategy are highly dependent on the efforts of our senior management team. Many of the members of our senior management team do not have long tenures with us.

Although the members of our senior management team have employment agreements with us, these agreements may not provide sufficient incentives for these officers to continue employment with us. Additionally, the difficult economy has impacted our senior executives, as we did not pay any bonuses to senior executives in 2007 and 2008 and froze base salaries in 2008 and 2009 (other than in connection with promotions). The loss of one or more of the members of our senior management team could adversely affect our business. We do not maintain key man insurance on any of the members of our senior management team.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.               Properties.

As of December 27, 2009, we operated 235 O’Charley’s restaurants, 116 Ninety Nine restaurants and 11 Stoney River Legendary Steak restaurants.  As of that date, our owned and leased properties by concept are as follows:

	Owned	Ground Lease	Land and Building Lease	Total
O’Charley’s	99	92	44	235
Ninety Nine	0	33	83	116
Stoney River	3	5	3	11
Total	102	130	130	362

See “Item 1-Business-Restaurant Locations” above. Restaurant lease expirations range from 2011 to 2029, with the majority of the leases providing for an option to renew for additional terms ranging from five to 20 years. All of our restaurant leases provide for a specified annual rental, and some leases call for additional rental based on sales volume at the particular location over specified minimum levels. Generally, our restaurant leases are triple net leases, which require us to pay the cost of insurance, utilities, and taxes.

As of December 27, 2009, 88 of our company-owned properties were subject to collateral mortgages under the credit agreement in place at the end of fiscal 2009.  Subsequent to fiscal 2009, we entered into our Third Amended and Restated Credit Agreement that reduced the number of collateral mortgages on our company-owned restaurants to 47.

We own our corporate office that is located in Nashville, Tennessee with approximately 60,000 square feet. We lease administrative offices of approximately 15,000 square feet in Woburn, Massachusetts.  In June 2009, we entered into an agreement to outsource food and supply distribution for our Ninety Nine restaurants and to sell related assets at our distribution facility in Bellingham, Massachusetts.  We sublet the Bellingham facility, with approximately 79,000 square feet of space, to our supplier through February 2010. Our lease for this facility expires in September 2015.  We also lease approximately 16,000 square feet of office space in Brentwood, Tennessee which is used for our Financial Services Center. Our lease at our office space in Brentwood, Tennessee is scheduled to expire November 30, 2010.

Item 3.               Legal Proceedings.

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

Item 4.               (Removed and Reserved).

PART II

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “CHUX.” As of February 25, 2010, there were 2,644 shareholders of record of our common stock.

Quarterly cash dividends of $0.06 per share were paid in March, June and September of 2008. Total cash dividends of $3.9 million were paid in 2008. On October 20, 2008, we announced that we had discontinued the quarterly dividend. Pursuant to our credit facility at December 27, 2009, and the bond indenture, the “basket” available to pay dividends and repurchase shares is equal to $62.5 million plus 50% of cumulative net earnings since the beginning of fiscal 2006. Since the beginning of fiscal 2006, we have paid dividends of $8.1 million and made share repurchases of $54.8 million. Our cumulative net loss since the beginning of fiscal 2006 is $113.7 million. Based upon our cumulative net loss since the beginning of fiscal 2006, we cannot pay dividends on nor repurchase shares of our stock as of December 27, 2009. See Note 26 of the notes to the consolidated financial statements which describes certain changes made to the terms of the Credit Agreement in 2010.

The following table shows quarterly high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal 2009
First Quarter	$4.95	$1.83
Second Quarter	10.20	4.18
Third Quarter	11.41	7.45
Fourth Quarter	10.10	5.32

Fiscal 2008
First Quarter	$15.36	$9.88
Second Quarter	12.34	9.63
Third Quarter	12.84	8.02
Fourth Quarter	8.27	1.19

Graph Data Points	12/26/04	12/25/05	12/31/06	12/30/07	12/28/08	12/27/09

O’Charley’s Inc.	$ 100.00	$ 81.40	$ 111.18	$ 78.88	$ 11.01	$ 37.31
NASDAQ Composite	$ 100.00	$ 101.33	$ 114.01	$ 123.71	$ 73.11	$ 105.61
S&P Restaurants	$ 100.00	$ 106.39	$ 135.26	$ 149.26	$ 141.22	$ 165.08

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 27,  2009 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b5-1 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Increase in Share Repurchase Authorization	Maximum Number of Shares or Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
10/05/09-11/01/09	392	9.57	—	—	—
11/02/09-11/29/09	1,966	6.96	—	—	—
11/30/09-12/27/09	5,264	6.23	—	—	—
Total for the Quarter	7,622	$6.59	—	—	—

(1)  Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

Item 6.               Selected Financial Data.

The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of each of the fiscal years in the five-year period ended December 27, 2009, were derived from the consolidated financial statements of O’Charley’s Inc. and subsidiaries. The selected data should be read in conjunction with the consolidated financial statements as of December 27, 2009 and December 28, 2008 and for each of the fiscal years in the three-year period ended December 27, 2009, and the related notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this Form 10-K.

	Fiscal Years
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Restaurant sales	$879,909	$930,317	$969,497	$978,751	$921,329
Commissary sales	—	—	7,783	10,345	8,498
Franchise and other revenue	931	843	472	428	361
	880,840	931,160	977,752	989,524	930,188
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	256,823	276,005	284,099	291,759	277,391
Payroll and benefits	311,795	325,996	331,644	328,809	318,513
Restaurant operating costs	175,544	187,966	184,791	185,938	172,417
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	744,162	789,967	800,534	806,506	768,321

Cost of commissary sales	—	—	7,700	9,065	7,716
Advertising and marketing expenses	32,718	34,257	32,537	27,917	25,470
General and administrative expenses	38,343	44,292	48,670	52,211	42,074
Depreciation and amortization of property and equipment	47,283	50,776	50,882	46,614	43,806
Impairment, disposal and restructuring charges, net (1)	11,355	16,989	16,537	2,098	7,335
Goodwill impairment (2)	—	93,656	—	—	—
Pre-opening costs	597	3,921	3,065	4,628	6,271
	874,458	1,033,858	959,925	949,039	900,993
Income (loss) from Operations	6,382	(102,698)	17,827	40,485	29,195
Other Expense (Income):
Interest expense, net	11,628	14,966	12,329	14,401	15,123
Other, net	(68)	10	(87)	(6)	42
	11,560	14,976	12,242	14,395	15,165
(Loss) Earnings Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(5,178)	(117,674)	5,585	26,090	14,030
Income Tax Expense (Benefit) (3)	2,147	14,823	(1,724)	7,200	2,001
(Loss) Earnings Before Cumulative Effect of Change in Accounting Principle	(7,325)	(132,497)	7,309	18,890	12,029
Cumulative Effect of Change in Accounting Principle, net of tax (4)	—	—	—	—	(151)
Net (Loss) Earnings	$(7,325)	$(132,497)	$7,309	$18,890	$11,878
Net (Loss) Earnings Attributable to Common Shareholders	(7,325)	(132,497)	7,092	18,350	11,599
Basic (Loss) Earnings Attributable to Common Shareholders Per Share Before Cumulative Effect of Change in Accounting Principle (5)	$(0.35)	$(6.34)	$0.30	$0.79	$0.52
Cumulative Effect of Change in Accounting Principle, net of tax (4)	—	—	—	—	(0.01)
Basic (Loss) Earnings Attributable to Common Shareholders Per Share (5)	$(0.35)	$(6.34)	$0.30	$0.79	$0.51
Diluted (Loss) Earnings Attributable to Common Shareholders Per Share Before Cumulative Effect of Change in Accounting Principle (5)	$(0.35)	$(6.34)	$0.30	$0.78	$0.51
Cumulative Effect of Change in Accounting Principle, net of tax (4)	—	—	—	—	(0.01)
Diluted (Loss) Earnings Attributable to Common Shareholders Per Share (5)	$(0.35)	$(6.34)	$0.30	$0.78	$0.50
Balance Sheet Data (at end of period):
Working capital deficit	$(16,944)	$(31,883)	$(21,145)	$(25,814)	$(22,270)
Total assets	462,255	520,262	648,983	688,638	687,610
Current portion of long-term debt and capitalized lease obligations	1,979	6,640	8,597	9,812	10,975
Long-term debt and capitalized lease obligations, including current portion	131,898	163,068	145,235	154,357	185,683
Total shareholders’ equity	209,119	211,760	366,276	381,499	349,588
Cash dividends per share	$—	$0.18	$0.18	$—	$—

(1)
During 2009, we recorded impairment charges on eight O’Charley’s restaurants, ten Ninety Nine restaurants, and one Stoney River restaurant, of which one O’Charley’s and three Ninety Nine restaurants closed subsequent to the end of fiscal 2009.  The Company plans to close two additional Ninety Nine restaurants, while the remaining impaired restaurants are expected to remain open. We also recognized additional impairment charges on one Stoney River restaurant that was closed during fiscal 2009. As a result, we recorded a non-cash impairment charge of $11.4 million, including losses on disposal of assets, assets held for sale, and certain previously impaired restaurants. The current economic environment, reduced consumer spending, and current negative economic outlook have reduced our expected future cash flow. Therefore, we have reduced the carrying value of these restaurants to their fair value.

During 2008 we recorded impairment charges on seven O’Charley’s restaurants, ten Ninety Nine restaurants, two Stoney River restaurants, of which one Stoney River restaurant closed during fiscal 2009, and the remaining impaired restaurants have remained open.  In addition, we sold our airplane and incurred other immaterial charges.  As a result, we recorded a non-cash impairment charge of $17.4 million. The excess carrying value of the restaurants and airplane was recorded as an impairment charge on our statement of operations. This impairment charge was partially offset by net gains on the disposal of assets of $0.4 million.

During 2007 we recorded charges of $10.2 million in connection with changes in our supply chain, which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment, charges taken for employee severance and retention, and to a lesser extent, legal and transition costs.  We also recorded impairment and disposal costs of $6.3 million relating to restaurant impairments and other asset retirements during 2007.  Included in the $6.3 million charge is the impairments related to three underperforming O’Charley’s restaurants, two of which were subsequently closed, and the impairment of one Stoney River restaurant which remains open, and two Ninety Nine restaurants that were subsequently closed.

During 2006, we took an impairment charge on three planned O’Charley’s restaurant closures, one O’Charley’s and one Ninety Nine restaurant that were subsequently closed and one Ninety Nine restaurant that has remained open, an impairment of purchased software, and assets related to the Company’s re-branding efforts. As a result, we recorded a non-cash impairment charge of $4.5 million to reflect the difference between the fair value and net book value of the underlying assets.  This impairment charge was partially offset by net gains on the disposal of assets of $2.4 million.

During 2005, we took an impairment charge on one O’Charley’s restaurant that remains open and seven O’Charley’s restaurants that were closed and on a company aircraft that was subsequently sold. As a result, we recorded a non-cash impairment charge of $7.2 million to reflect the difference between the fair value and net book value of the underlying assets. This impairment charge was in addition to losses of $0.1 million taken on the disposal of assets during 2005.

(2)
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”), in 2008 we recorded goodwill impairment charges of $93.1 million related to Ninety Nine restaurants and $0.6 million related to Stoney River restaurants, resulting in the write off of all of the goodwill on our balance sheet.

(3)
For the fiscal year 2009, the income tax provision included additional valuation allowances of $6.5 million to offset the current year increase in deferred tax assets. For the fiscal year 2008, the income tax provision included a charge of $61.6 million to establish a valuation reserve for substantially all of our deferred tax assets.

(4)
In 2005, we incurred an after-tax charge of $0.2 million, or $0.01 per basic and diluted share, which was recorded as a cumulative effect of a change in accounting principle for 2005 associated with the adoption of FASB ASC 410, “Asset Retirement and Environmental Obligations.”

(5)
We adopted certain provisions of FASB ASC 260, “Earnings Per Share,” (“FASB ASC 260”), the first day of fiscal 2009, which require unvested share-based payments that entitle employees to receive non-forfeitable dividends to be considered participating securities as defined in FASB ASC 260 and for these participating securities to be included in the two-class method of computing earnings per share. We have retrospectively applied the two-class method for the fiscal years presented in this Form 10-K. The adoption of the provisions of FASB ASC 260 reduced basic and diluted earnings per share by $0.01 in fiscal 2007, $0.02 in fiscal 2006 and $0.01 in fiscal 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a multi-concept restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of December 27, 2009, we operated 235 O’Charley’s company-owned restaurants in 17 states in the East, Southeast and Midwest, 116 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic, and 11 Stoney River restaurants in six states in the East, Southeast and Midwest. As of December 27, 2009, we had ten franchised O’Charley’s restaurants in five states in the East and Southeast.

       Recent economic trends, including high rates of unemployment and declining home prices, have negatively impacted the middle-income consumer who is the core customer of casual dining restaurants.  Like many of our competitors, the economic environment, one of the more challenging in casual dining history, has contributed to declines in same store sales.  In response to the current economic environment, we are focused on driving profitable sales, controlling margins while enhancing guest service and maintaining our financial flexibility.

       Improving sales by differentiating our brands through innovative and value-focused food and beverage offerings. We are committed to serving the best food in the varied menu, upscale and casual dining segments with high value perception. By offering unique and innovative menu items, we believe we can differentiate ourselves from our competitors, build brand loyalty and stimulate return visits. In the current economic environment, we recognize that providing compelling value to our guests is increasingly important.

      To that end, late in fiscal 2009, our promotions featured a number of new items at attractive price points.  For example, at O’Charley’s we expanded our two meals for $14.99 from six to ten entrées and increased availability of this special to seven days a week, all of which was supported with advertising and marketing, including communications to our 1.3 million member E-club. At Ninety Nine restaurants we added new entrées to our popular nine entrées starting at $9.99 and began offering nine lunch items starting at $5.99 in order to build our lunch business. During the year we began repositioning the Stoney River Legendary Steaks brand as an upscale casual dining restaurant by providing the same great guest experience with lower menu prices, new menu offerings, and a new menu format.  We believe that the increased guest counts at Stoney River in the fourth quarter indicate the success of these repositioning elements. We also opened a Stoney River restaurant in Towson, Maryland which included these repositioning elements.

      Controlling margins while enhancing guest service. Our 2009 restaurant level margin, which we define as restaurant sales minus cost of food and beverage, payroll and benefit costs, and restaurant operating costs, increased to 15.4 percent of restaurant sales from 15.1 percent of restaurant sales in 2008.  We believe that the roll-out of our new, integrated back-of-house system will facilitate even greater control over labor and food expenses.  We also realized year-over-year savings from changes to our health care plans for our hourly team members.  We achieve these savings while guest satisfaction scores reached an all-time high in each of our restaurant brands.

Maintaining our financial flexibility by maximizing cash flow and reducing debt. In the current economic environment we believe it is critical to maintain our financial flexibility.  The combination of positive operating cash flow and reduced levels of capital investment during fiscal 2009 allowed us to reduce debt and capital lease obligations by $31.2 million during the year. This reduction includes the paying off the outstanding borrowings under our revolving line of credit of $23.8 million, $6.3 million in capital lease payments, and approximately $1.1 million of amortization and payments of other borrowings.  During the third quarter of fiscal 2009 we completed the transaction to outsource food and supply distribution for our Ninety Nine restaurants, and received net cash proceeds of approximately $6.7 million. Subsequent to the end of fiscal 2009, we entered into our Third Amended and Restated Credit Agreement to enhance our financial flexibility.  See Note 26 of the notes to the consolidated financial statements for further discussion relating to this matter.

Fiscal years end on the last Sunday of the calendar year. Fiscal years 2009, 2008 and 2007 each consisted of 52 weeks. We have one reportable segment.

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

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry, and seafood which accounted for approximately 26 percent, 10 percent and 8 percent, respectively, of our overall cost of food and beverage in 2009. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

Payroll and Benefits include payroll and related costs and expenses directly relating to restaurant level activities, including restaurant management salaries, bonuses, share-based compensation, 401(k) contribution match, hourly wages for restaurant level team members, payroll taxes, workers’ compensation, various health, life and dental insurance programs, vacation expense and sick pay. We have various incentive plans that compensate restaurant management for achieving certain restaurant level financial targets and performance goals.

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

General and Administrative Expenses include the costs of the administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, share-based compensation, 401(k) and deferred compensation match for support employees, benefits, and related expenses, data processing, legal and accounting expenses, changes in the liabilities associated with our non-qualified deferred compensation plan, and office expenses account for the major expenses in this category. This category also includes all recruiting, relocation and most severance-related expenses.  Severance costs associated with the 2009 sale of the Ninety Nine restaurant distribution operations and the 2007 supply chain restructuring are included in the “Impairment, Disposal and Restructuring Charges, net” line.

Depreciation and Amortization, Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter. Based on the size of the investment that we make, the economic penalty incurred by discontinuing use of the leased facility, our historical experience with respect to the length of time a restaurant operates at a specific location, and leases that typically have multiple five-year renewal options that are exercised entirely at our discretion, we have concluded that one five-year renewal option is reasonably assured. During fiscal 2008 and 2007, this also included accelerated depreciation expenses taken on assets to be disposed of during our re-branding activities.

Impairment, Disposal and Restructuring Charges, net includes asset impairments, either operating or held for sale, asset disposals, gains and losses incurred upon the sale of assets, and to a lesser extent, various costs associated with restructuring our supply chain. Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets.  The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset based upon the future highest and best use of the impaired asset. Impairment charges for assets that are held for sale represents the difference between their current book value and the estimated net sales proceeds. Disposal charges include the costs incurred to prepare the asset or assets for sale, including repair and maintenance; clean up costs; broker commissions; and independent appraisals. Gains and/or losses associated with the sale of assets are also included in this category.

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

Pre-opening Costs represent costs associated with our store opening teams, as well as other costs associated with opening a new restaurant. These costs are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant development and openings.  Pre-opening costs also include training, supply, and other incremental costs necessary to prepare for the re-opening of an existing restaurant as part of re-branding or re-modeling initiatives.

Interest Expense, net represents the sum of the following:  interest on our 9 percent senior subordinated notes due 2013 (the “Notes”); interest and fees associated with our credit facility; amortization of prepaid interest and finance charges; impact of the interest rate swaps that were terminated in December 2008; amortization of the swap exit payment; changes in the value of the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; and interest on capital lease obligations.

Income Tax Expense (Benefit) represents the provision for income taxes, including the impact of permanent tax differences and valuation allowances on our income tax provision.

Results of Operations

The following information should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects our operating results for fiscal years 2009, 2008, and 2007 as a percentage of total revenues unless otherwise indicated. All fiscal years were comprised of 52 weeks.

	2009	2008	2007

Revenues:
Restaurant sales	99.9%	99.9%	99.2%
Commissary sales	—	—	0.8
Franchise and other revenue	0.1	0.1	—
	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.2%	29.7%	29.3%
Payroll and benefits	35.4	35.0	34.2
Restaurant operating costs	20.0	20.2	19.1
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	84.6	84.9	82.6

Cost of commissary sales (2)	—	—	0.8
Advertising and marketing expenses	3.7	3.7	3.3
General and administrative expenses	4.4	4.8	5.0
Depreciation and amortization of property and equipment	5.4	5.5	5.2
Impairment, disposal, and restructuring charges, net	1.3	1.8	1.7
Goodwill impairment	—	10.1	—
Pre-opening costs	0.1	0.4	0.3
Income (Loss) from Operations	0.7	(11.0)	1.8
Other Expense:
Interest expense, net	1.3	1.6	1.3
(Loss) Earnings Before Income Taxes	(0.6)	(12.6)	0.6
Income Tax Expense (Benefit)	0.2	1.6	(0.2)
Net (Loss) Earnings	(0.8)%	(14.2)%	0.7%

(1)	Shown as a percentage of restaurant sales.

(2)	Cost of commissary sales as a percentage of commissary sales was 98.8 percent for fiscal year 2007.

The following information should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table reflects the margin performance of each of our concepts for fiscal years 2009, 2008, and 2007 as a percentage of restaurant sales for each respective concept.  All fiscal years were comprised of 52 weeks.

	2009	2008	2007
	($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales:	$565.2	$593.9	$618.2

Cost and expenses (2)
Cost of food and beverage	29.1%	29.4%	29.1%
Payroll and benefits	35.3%	34.9%	34.1%
Restaurant operating costs (3)	19.0%	19.5%	18.6%
Costs of restaurant sales, exclusive of depreciation and amortization	83.4%	83.8%	81.8%

Ninety Nine Concept:
Restaurant Sales:	$281.8	$299.5	$311.3

Cost and expenses (2)
Cost of food and beverage	28.6%	29.1%	28.7%
Payroll and benefits	36.5%	36.1%	35.4%
Restaurant operating costs (3)	21.6%	21.8%	20.1%
Costs of restaurant sales, exclusive of depreciation and amortization	86.7%	87.0%	84.2%

Stoney River Concept:
Restaurant Sales:	$32.9	$37.0	$40.0

Cost and expenses (2)
Cost of food and beverage	36.2%	37.9%	37.5%
Payroll and benefits	29.3%	28.7%	27.4%
Restaurant operating costs (3)	20.7%	18.6%	17.0%
Costs of restaurant sales, exclusive of depreciation and amortization	86.2%	85.2%	81.9%

(1) Includes revenue from O’Charley’s joint venture operations of $5.4 million, $7.8 million and $8.9 million for fiscal years ended 2009, 2008 and 2007, respectively, and associated costs and expenses, but excludes revenue from franchised restaurants. During 2009,  we acquired the remaining interests of both our joint venture operations. See Note 22 of the notes to the consolidated financial statements for further discussion relating to this matter.

(2) Shown as a percentage of restaurant sales.
(3) Includes rent, where 100 percent of the Ninety Nine restaurant locations are leased as compared to 58 percent for O’Charley’s and 73 percent for Stoney River.

 The following tables set forth certain unaudited financial and other restaurant data relating to company-owned restaurants, unless otherwise specified:

	2009	2008	2007
Number of Restaurants:
O’Charley’s Restaurants: (1)
In operation, beginning of year	232	229	227
Restaurants opened/acquired (2)	3	4	5
Restaurants closed	—	(1)	(3)
In operation, end of year	235	232	229
Ninety Nine Restaurants:
In operation, beginning of year	116	115	114
Restaurants opened	1	2	2
Restaurants closed	(1)	(1)	(1)
In operation, end of year	116	116	115
Stoney River Restaurants:
In operation, beginning of year	11	10	10
Restaurants opened	1	1	—
Restaurants closed	(1)	—	—
In operation, end of year	11	11	10
Franchise / Joint Venture Restaurants (O’Charley’s):
In operation, beginning of year	12	11	10
Restaurants opened	2	1	3
Restaurants closed/ acquired (2)	(4)	—	(2)
In operation, end of year	10	12	11
Average Weekly Sales per Store:
O’Charley’s	$46,189	$49,101	$51,144
Ninety Nine	46,734	49,922	52,629
Stoney River	59,456	70,018	76,883
(Decrease) Increase in Same Store Sales (3):
O’Charley’s	(5.8)%	(4.1)%	(2.3)%
Ninety Nine	(6.8)%	(5.2)%	0.9%
Stoney River	(16.4)%	(9.1)%	(1.3)%
Decrease in Same Store Guest Visits (3):
O’Charley’s	(4.8)%	(6.6)%	(6.8)%
Ninety Nine	(4.7)%	(7.4)%	(2.9)%
Stoney River	(4.7)%	(14.5)%	(8.0)%
(Decrease) Increase in Same Store Average Check per Guest (3):
O’Charley’s	(1.1)%	2.7%	4.8%
Ninety Nine	(2.2)%	2.4%	3.9%
Stoney River	(12.3)%	6.3%	7.2%
Average Check per Guest (4):
O’Charley’s	$12.85	$12.99	$12.65
Ninety Nine	14.61	14.97	14.64
Stoney River	41.20	47.72	44.62

(1)	“O’Charley’s Restaurants” refers to O’Charley’s company-operated restaurants only.

(2)
Represents the acquisition of the remaining ownership interests in our Wi-Tenn Restaurants, LLC joint venture on June 2, 2009 and JFC Enterprises, LLC joint venture on September 28, 2009.  See Note 22 of the notes to the consolidated financial statements for further discussion relating to this matter.

(3)	When computing same store sales, guest visits and average check per guest, restaurants open for at least 78 weeks are compared from period to period for company-owned restaurants.

(4)	The average check per guest is computed using all restaurants open during the year.

Fiscal Year 2009 Compared with Fiscal Year 2008

Overview

The comparison between our financial results in 2009 and our financial results in 2008 was impacted by a number of developments in such years. We continued to experience declines in same store sales and average weekly sales at each of our concepts due to the economic environment during fiscal 2009. During fiscal 2009, there were impairment, disposal and restructuring charges of $11.4 million and charges of $6.5 million of additional valuation allowances against our deferred tax assets. During fiscal 2008, there were goodwill impairment charges of $93.7 million, charges of $61.6 million to establish a valuation allowance against our deferred tax assets, $17.0 million of impairment, disposal and restructuring charges and severance charges from organizational changes in our support centers of $4.0 million.

Revenues

The economic environment continued to negatively impact our sales and guest counts in 2009.  During 2009, total revenues decreased $50.3 million, or 5.4 percent, to $880.8 million from $931.2 million in 2008. In 2009, average check and guest visits decreased at all of our concepts. We believe that the decrease in guest counts and average weekly check was due primarily to weak consumer demand caused by the current economic environment. As consumers became more value conscious, we offered a greater variety of lower priced menu options and discounts. We opened two company-owned restaurants and closed two company-owned restaurants during fiscal 2009.

O’Charley’s company-operated restaurant sales decreased $26.3 million, or 4.5 percent, to $559.8 million during 2009, compared to $586.1 million in 2008. During 2009, same store sales for O’Charley’s company-operated restaurants declined 5.8 percent, which was comprised of a decrease in guest counts of 4.8 percent and a decline in average check of 1.1 percent. During 2009, we did not open any new company-owned O’Charley’s restaurants; however, three former joint venture restaurants were acquired during fiscal 2009.

Ninety Nine restaurant sales decreased $17.7 million, or 5.9 percent, to $281.8 million during 2009, compared to $299.5 million in 2008. During 2009, same store sales declined 6.8 percent, which was comprised of a decrease in guest counts of 4.7 percent and a decline in average check of 2.2 percent.  During 2009, we added one new restaurant and closed one Ninety Nine restaurant.

Stoney River restaurant sales decreased $4.1 million, or 11.1 percent, to $32.9 million during 2009, compared to $37.0 million in 2008.  During 2009, same store sales declined 16.4 percent, which was comprised of a decrease in guest counts of 4.7 percent and a decline in average check of 12.3 percent. During 2009, we added one new restaurant and closed one Stoney River restaurant.

Cost of Food and Beverage

During 2009, our cost of food and beverage was $256.8 million, or 29.2 percent of restaurant sales, compared with $276.0 million, or 29.7 percent of restaurant sales in 2008. This 50 basis point improvement in food and beverage cost as a percentage of restaurant sales in 2009 reflects lower commodity costs, as well as changes made to our product specifications and leveraging our theoretical food cost system, partially offset by higher discounts compared to the prior year.

Payroll and Benefits

During 2009, payroll and benefits were $311.8 million, or 35.4 percent of restaurant sales, compared to $326.0 million, or 35.0 percent of restaurant sales in 2008.  The increase in payroll and benefit costs as a percentage of restaurant sales was due to the de-leveraging impact of lower average weekly sales of 90 basis points, partially offset by the positive impact of our labor cost management system, reduced turnover resulting in lower training expense, and reduction in the cost of our employee benefit plans of 50 basis points.

Restaurant Operating Costs

During 2009, restaurant operating costs were $175.5 million, or 20.0 percent of restaurant sales, compared to $188.0 million, or 20.2 percent of restaurant sales in 2008.  Reductions in general liability insurance expense, employee procurement and training costs due to reduced levels of employee turnover, as well as reductions in our utility costs, resulted in a 60 basis point improvement as a percentage of restaurant sales. This improvement was partly offset by the de-leveraging impact of reduced sales on rent and other fixed costs of 40 basis points.

Advertising and Marketing Expenses

During 2009, advertising and marketing expenditures were $32.7 million, or 3.7 percent of total revenues, compared to $34.3 million, or 3.7 percent of total revenues in 2008. Advertising and marketing expenditures, as a percent of total revenues, were essentially flat over the same prior year period.

General and Administrative Expenses

General and administrative expenses decreased 13.4 percent to $38.3 million in 2009 from $44.3 million in 2008, and as a percentage of total revenues, decreased to 4.4 percent from 4.8 percent in the prior-year. This net 40 basis point decrease in general and administrative expenses is the result of the reduction in support staffing late in 2008, a company-wide salary freeze implemented at the end of fiscal 2008, and other reductions in spending of 60 basis points, partly offset by increases in the value of deferred compensation from investment performance of the participant’s self-directed accounts of 20 basis points.

Depreciation and Amortization

Depreciation and amortization expense was $47.3 million or 5.4 percent of total revenues, as compared to $50.8 million, or 5.5 percent of total revenues, in 2008.  This reduction in expense is primarily due to lower carrying values of assets following restaurant impairments charges recognized in the prior year, as well as reduced capital expenditures compared to the prior year.

Impairment, disposal and restructuring charges, net

Impairment, disposal and restructuring charges, net were $11.4 million or 1.3 percent of revenue in 2009, compared to $17.0 million or 1.8 percent of revenue in 2008. In 2009 we recorded impairment charges with respect to eight O’Charley’s restaurants, ten Ninety Nine restaurants and one Stoney River restaurant, of which one O’Charley’s restaurant and three Ninety Nine restaurants closed subsequent to the end of fiscal 2009 and we plan to close two additional Ninety Nine restaurants (the other impaired restaurants are expected to remain open). We also recorded additional impairment charges on the corporate airplane that we sold during fiscal 2009 and the one Stoney River restaurant closed during fiscal 2009. The current economic environment, reduced consumer spending, and current negative economic outlook have reduced demand and expected future cash flow for our products, reducing the fair value of these restaurants below their carrying value. The excess carrying value of the restaurants was recorded as an impairment charge on our statement of operations.  In 2009 we also sold our Ninety Nine distribution operations and recognized restructuring charges of $0.4 million. In 2008 we recorded impairment charges with respect to seven O’Charley’s restaurants, ten Ninety Nine restaurants and two Stoney River restaurants, of which one Stoney River restaurant closed during fiscal 2009, while the remaining impaired restaurants have remained open, as well as the corporate airplane. The excess carrying value of the restaurants and airplane was recorded as an impairment charge on our statement of operations.

Goodwill Impairment

Due to the negative economic environment, the declining financial performance of other casual dining restaurant companies, as well as lower sales and higher commodity costs during 2008, we believed the goodwill related to the acquisitions of the Ninety Nine and Stoney River restaurants had indicators of impairment. Therefore, during fiscal 2008, we tested for and recorded a goodwill impairment charge of $93.1 million related to our Ninety Nine Restaurants and $0.6 million related to our Stoney River restaurants. As a result, all related goodwill was written off and accordingly was zero as of December 27, 2009 and December 28, 2008.

Pre-opening Costs

During 2009, our pre-opening costs decreased $3.3 million to $0.6 million, or 0.1 percent of total revenues, compared with $3.9 million, or 0.4 percent of total revenues, in 2008. This decrease in pre-opening costs was the result of fewer new restaurant openings and the suspension of our re-branding initiatives.  During fiscal 2009 we opened one new Ninety Nine restaurant and one new Stoney River restaurant and closed one Ninety Nine and one Stoney River restaurant.

Interest Expense, net

Our net interest expense was $11.6 million or 1.3 percent of total revenues in 2009, as compared to $15.0 million, or 1.6 percent of total revenues in 2008. This 30 basis point improvement is primarily due to an approximate 40 basis point increase in earnings in the value of deferred compensation related to investment performance of the participant’s self-directed accounts, offset by the net reduction in interest income from swap arrangements which ended in fiscal 2008. Since December 28, 2008, we have paid off our revolver balance of $23.8 million, paid down our capital lease obligations by $6.3 million, and paid down other borrowings by approximately $0.4 million. As of the end of the fiscal year we had no borrowings outstanding under our revolving credit facility.

Income Taxes

For 2009 we have recorded income tax expense of $2.1 million, compared with $14.8 million of tax expense in the prior year.  We estimate that the tax credits for 2009, which are primarily the FICA tip credits and the Work Opportunity Tax Credit (“WOTC”), will be approximately $8.2 million. Included in the tax expense of $2.1 million is a charge of $6.5 million for recording a deferred income tax valuation allowance to offset the current year increase in deferred tax assets. Under FASB ASC 740, “Income Taxes” (“FASB ASC 740”),we are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  As a result of the goodwill impairment charge in 2008 and the current year loss, we continue to have a three-year cumulative pre-tax loss in 2009.  A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome.

The deferred tax valuation allowance may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized.  To form a conclusion that some or all of the deferred tax assets will be realized, we will need to periodically evaluate all available evidence, such as whether future taxable income and reversal of temporary differences, provides sufficient positive evidence to offset any potential negative evidence that may exist at such time, including our three-year cumulative pre-tax loss.  In the event the deferred tax valuation allowance is released, we would record an income tax benefit for the portion or all of the deferred tax valuation allowance released.

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

       The comparison between our financial results in 2008 and our financial results in 2007 was also impacted by restaurant impairment charges in both years.  During 2008 we recorded impairment charges for 19 restaurants, of which one closed during fiscal 2009 while the remaining impaired restaurants have remained open.  These asset impairment charges reduced income from operations in 2008 by $17.0 million, net of gains on related asset sales. In comparison, during 2007 we recorded impairment charges for one restaurant that we closed and for five restaurants that have remained open.  These asset impairment charges, net of gains on related asset sales, reduced income from operations in 2007 by $6.3 million. All of these restaurant impairment charges, as well as impairment charges connected with changes in our supply chain, are reflected in impairment, disposal, and restructuring charges, net.

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

Impairment, disposal and restructuring charges, net

 Impairment, disposal and restructuring charges, net were $17.0 million or 1.8 percent of revenue in 2008, compared to $16.5 million or 1.7 percent of revenue in 2007. In 2008 we recorded impairment charges with respect to seven O’Charley’s restaurants, ten Ninety Nine restaurants and two Stoney River restaurants, of which one Stoney River restaurant closed during fiscal 2009, while the remaining impaired restaurants have remained open, as well as our remaining airplane. The economic environment, reduced consumer spending, and current negative economic outlook have reduced demand and expected future cash flow for our products, therefore, reduced the fair value of these restaurants, as well as the airplane, below their carrying value.  The excess carrying value of the restaurants and airplane was recorded as an impairment charge on our statement of operations.  In 2007 these charges included $10.2 million in connection with changes in our supply chain which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment; charges taken for employee severance and retention; and to a lesser extent, legal and transition costs.  We also recorded impairment and disposal costs of $6.3 million relating to restaurant re-brandings, restaurant impairments and other asset retirements during 2007. Included in the $6.3 million charge were the impairments related to three underperforming O’Charley’s restaurants, two of which subsequently closed, and the impairment of one Stoney River restaurant which remains open, and two Ninety Nine restaurants that were subsequently closed.

Goodwill Impairment

 We test goodwill and intangible assets for potential impairment on an annual basis or when events or circumstances indicate a possible impairment. Due to the decrease of our enterprise market value, the current economic environment, the negative financial performance of other casual dining restaurant companies, and lower sales and higher commodity costs at the Ninety Nine restaurants, we believed the goodwill related to the 2003 acquisition of the Ninety Nine restaurants was potentially impaired. Upon testing for impairment we concluded that the carrying value exceeded the fair value.  Therefore, during fiscal 2008 we recognized an impairment charge of $93.1 million. We also tested the goodwill of our Stoney River restaurants and recorded an impairment charge of $0.6 million resulting in the write off of all of the goodwill on our balance sheet. After these impairment charges, no goodwill remained on the balance sheet as of December 28, 2008.

Pre-opening Costs

During 2008, our pre-opening costs increased $0.8 million to $3.9 million, or 0.4 percent of total revenues, compared with $3.1 million, or 0.3 percent of total revenues, in 2007. This increase in pre-opening costs was due primarily to an increase in the number of new store construction and re-branding initiatives. During 2008 we completed 33 O’Charley’s and 20 Ninety Nine re-brandings. Since inception of the re-branding initiatives, we have completed a total of 62 re-brandings at our O’Charley’s restaurants, and 62 re-brandings at our Ninety Nine restaurants. We have suspended our re-branding initiatives until economic conditions improve..

Interest Expense, net

Our net interest expense was $15.0 million in 2008, as compared to $12.3 million in 2007.  This change from the prior year was primarily the result of changes in the value of deferred compensation balances, $23.8 million of borrowings under our credit facility, and fees, charges, and write-offs of previously deferred finance costs related to third and fourth amendments to our credit facility and a reduction in our borrowing capacity. At the end of 2007, we did not have any borrowings under our credit facility.

Income Taxes

       For 2008 we recorded income tax expense of $14.8 million, compared with $1.7 million of tax benefit in the prior year.  We estimate that the tax credits for 2008, which were primarily the FICA tip credits and the Work Opportunity Tax Credit (“WOTC”), were approximately $7.5 million. Included in the tax expense of $14.8 million is a charge of $61.6 million to establish a deferred income tax valuation allowance on substantially all of our deferred tax assets. We are required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  As a result of the goodwill impairment charge, we have a three-year cumulative pre-tax loss.  A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome.

Liquidity and Capital Resources

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations.  In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to collection of our sales being received in four days or less while our typical accounts payable turnover, excluding food invoices, averages thirty days.  We do not believe this indicates a lack of liquidity.  We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and reducing our debt.  In addition, during the third quarter of fiscal 2008, we suspended our re-branding initiatives in light of then current economic conditions.  As a result of these reductions in investment, we have increased our cash balances and, as of December 27, 2009, we have reduced our working capital deficit by $14.9 million since the end of fiscal 2008.  We opened one Ninety Nine restaurant and one Stoney River restaurant during fiscal 2009 and did not open any company-owned O’Charley’s restaurants in fiscal 2009.  We have no plans to develop any new restaurants in 2010.

The following table presents a summary of our cash flows for the last three years:

	2009	2008	2007
Net cash provided by operating activities	$48,392	$54,336	$65,651
Net cash used in investing activities	(6,648)	(43,113)	(37,158)
Net cash used in financing activities	(26,682)	(14,387)	(38,434)
Net increase (decrease) in cash and cash equivalents	$15,062	$(3,164)	$(9,941)

Net cash provided by operating activities decreased in 2009 from 2008 by approximately 11 percent, or $5.9 million, from $54.3 million to $48.4 million.  This reduction in net cash provided by operating activities is due to a $3.7 million reduction in net earnings, after adjusting for non-cash charges, and a $2.2 million net reduction in the change in working capital and other long-term assets and liabilities over the prior year.  As discussed above in the Overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sales have been negatively impacted by economic trends resulting in lower operating income.  The remaining $2.2 million decrease in net cash provided by operations is primarily due to partly offsetting changes in accounts payable and inventory.  Accounts payable decreased due to reductions to credit balances with certain financial institutions, the outsourcing of our Bellingham, Massachusetts distribution operations during 2009, and lower construction payables due to less construction activity at the end of 2009 as compared to 2008.  Partly offsetting accounts payable were reductions in inventory due to the phase out of our Bellingham, Massachusetts distribution operations and the use of inventory resulting from 2008 buying opportunities.

The Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) contains customary restrictive covenants, including limitations on dividends, repurchases of capital stock, sale leaseback transactions, the incurrence of additional indebtedness and mergers, acquisitions and asset sales.  In addition, the Credit Agreement contains certain financial covenants. At December 27, 2009, we had no amounts outstanding under the Credit Agreement and $14.3 million in letters of credit, which reduced our available borrowings under the Credit Agreement. Pursuant to our Credit Agreement, we had $68.7 million in remaining capacity at December 27, 2009.  As of the end of our 2009 fiscal year, there were no defaults under the Credit Agreement and we were in compliance with all covenants.

We believe that our various sources of capital, including cash flow from operating activities, availability under our credit facility, and the ability to acquire additional financing, are adequate to fund our capital requirements for at least the next twelve months.  As of the end of fiscal year 2008, the balances on our revolving credit facility and capital lease obligations were $23.8 million and $9.7 million, respectively.  As of the end of fiscal 2009, there were no amounts outstanding on our revolving credit facility and $3.4 million outstanding on our capital lease obligations. We do not expect to rely on our credit facility as a significant source of funds during fiscal year 2010.

Subsequent to our fiscal 2009 year end, on January 26, 2010 we entered into our Third Amended and Restated Credit Agreement to enhance our financial flexibility.  The maximum borrowing capacity was reduced from $83 million (which was already scheduled to be reduced to $65 million on April 18, 2010) to $45 million.  The prior Credit Agreement had participation from nine regional and national bank organizations, while the current credit agreement has participation from three regional and national bank organizations. The maximum adjusted leverage ratio was reduced from 5.50 to 5.25.  The definitions of adjusted leverage ratio and senior secured ratio have been changed, and the growth of capital expenditures is limited to 15% of EBITDA in 2010 and 30% of EBITDA in subsequent years. Under the amended credit agreement, we are permitted to repurchase our 9% senior subordinated notes due in 2013, subject to certain limitations. The amended credit agreement also reduced the number of our company-owned restaurants subject to collateral mortgages from 88 to 47. The amended credit agreement also “resets” the restricted payments basket for dividends and bond repurchases, however, such payments are currently restricted by our bond indenture. The amended credit agreement also permits sale-leaseback transactions, subject to certain limitations.  In the event of a disruption or cessation of operations by one or more participants in our credit facility, rendering them unable to fund their portion of any credit facility drawings, we believe that the available capacity from the other banks in the credit facility would be sufficient to permit us to continue meeting our current obligations and funding our operating activities.

We have four separate lease agreements that cover lease arrangements for an aggregate of 30 of our Ninety Nine restaurants, each of which contains a fixed charge covenant calculation. Each of the four restaurant groups are subject to an annual fixed charge coverage ratio of 1.50 to 1.00. The fixed charge coverage ratio for one of the leases, which includes six Ninety Nine restaurants, was 1.48 to 1.00, which was below the required 1.50 to 1.00 minimum. In order to remain in compliance, we were required to make a rent prepayment of approximately $111,000. The other three leases covering the remaining 24 restaurants exceeded the 1.50 to 1.00 minimum.

In 2009 and 2008, net cash flows used by investing activities included capital expenditures incurred principally for building new restaurants, improvements to existing restaurants, and improvements in our information systems. We did not finance any capital expenditures during 2009.  Capital expenditures for 2009, 2008 and 2007, excluding new computer equipment financed through capital lease obligations in 2008, were as follows:

	Year Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
	(in thousands)
New restaurant capital expenditures	$3,053	$18,572	$18,542
Re-branding capital expenditures	—	18,223	17,943
Other capital expenditures	11,611	10,605	15,514
Total capital expenditures	$14,664	$47,400	$51,998

We project depreciation and amortization expense of between $42 million and $44 million for fiscal 2010 and capital expenditures of between $14 million and $16 million for fiscal 2010.

Contractual Obligations and Commercial Commitments

The following tables set forth our contractual obligations and commercial commitments at December 27, 2009.

		Payments Due by Period
		Less			More
		than			than
Contractual Obligation	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years

Long-term debt, excluding credit facility	$125,689	$338	$351	$125,000	$—
Long-term debt interest (1)	42,269	10,558	21,078	10,633	—
Capitalized lease obligations (2)	3,603	1,763	1,840	—	—
Operating leases	372,452	33,033	65,217	64,202	210,000
Uncertain tax positions	3,289	—	1,590	1,699	—
Unconditional purchase obligations (3)	275,599	68,319	143,371	54,226	9,683
Total contractual obligations	$822,901	$114,011	$233,447	$255,760	$219,683

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Committed	Less Than 1 Yr	1-3 Yrs	3-5 Yrs	More Than 5 Years

Line of credit (4)	$83,000	$—	$83,000	$—	$—

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

(2)	Capitalized lease obligations include a $0.2 million interest component.

(3)
These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, we use the existing market prices at December 27, 2009 to determine the amount of the obligation. Total unconditional purchase obligations shown are based on variable pricing that is adjusted annually.

(4)
This pertains to the credit facility that existed at December 27, 2009.  At December 27, 2009, we had no amounts outstanding on this credit facility.  We had $14.3 million of outstanding letters of credit as of December 27, 2009. As of December 27, 2009, we had $68.7 million remaining borrowing capacity under our credit facility.

Joint Ventures and Franchise Arrangements

In connection with our franchising initiative, we had entered into joint venture arrangements to develop and operate O’Charley’s restaurants. For any franchisee or joint venture partner in which we had an ownership interest, we made loans to the joint venture entity and/or guarantee certain of its debt and obligations.

Under FASB ASC 810, “Consolidation” (“FASB ASC 810”) both joint ventures were considered variable interest entities, as we did not anticipate them having sufficient equity to fund their operations. Since we bore a disproportionate share of the financial risk associated with the joint ventures, we were deemed to be the primary beneficiary of the joint ventures, and in accordance with FASB ASC 810 we consolidated the joint ventures in our consolidated financial statements.

On June 2, 2009, the Company purchased the remaining interest in the Wi-Tenn Restaurants, LLC joint venture from Wi-Tenn Investors, LLC for $50,000.  The joint venture had operated one O’Charley’s restaurant in Grand Chute, Wisconsin.  This location has become a company-owned restaurant and is expected to remain open.

On September 28, 2009, the Company purchased the remaining interest in the JFC Enterprises, LLC joint venture from the joint venture partner for $250,000.  The joint venture had operated two O’Charley’s restaurants in the southern Louisiana area.  These locations have become company-owned restaurants and are expected to remain open.  The Company had no joint venture agreements as of December 27, 2009.

On December 30, 2003, we entered into a multi-unit franchise agreement with Meritage Hospitality Group, Inc. (“Meritage”), which currently operates four O’Charley’s restaurants in Michigan. The agreement specifies that Meritage is to develop a total of 15 new O’Charley’s restaurants.

On March 28, 2005, we entered into a development agreement with Four Star Restaurant Group, LLC and Michael R. Johnson. Under the terms of the agreement, Four Star Restaurant Group, LLC had the right to develop and operate up to ten new O’Charley’s restaurants over the next six years in certain markets in Iowa, Nebraska, and parts of Topeka, Kansas and Eastern South Dakota.  Additionally, pursuant to a Special Assistance Agreement dated November 3, 2008, we agreed to provide certain financial and other accommodations to Four Star Restaurant Group, LLC, including temporary royalty relief and the return of a portion of the pre-paid development fees. Under this agreement all territorial rights and grants under the Development Agreement were revoked and terminated. During 2007, this franchisee opened one restaurant in Des Moines, Iowa and we recognized development fees of $50,000 in income.   Upon termination of the Special Assistance Agreement on October 23, 2009 for default, the pre-paid development fees were forfeited and we closed the one restaurant in West Des Moines, Iowa; otherwise, we did not recognize development fee income in 2008 or 2009.

On May 18, 2005, we entered into a development agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants by November 2013.  The development plans focus on the Tampa, Florida, Orlando, Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio markets.  As of December 27, 2009, the O’Candall Group, Inc. operates five O’Charley’s restaurants.

The franchising arrangement requires us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the initial restaurants and $25,000 each for the remaining restaurants in each of its five granted areas. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $500,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to us as each new restaurant opens. The Company recognized income of $100,000 in development fees in 2009 for the opening of two restaurants and $50,000 in development fees for fiscal 2008 and fiscal 2007 related to the opening of a franchised restaurant in each of those fiscal years.  The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

On February 1, 2007, we entered into an Operating Agreement with Delaware North Companies Travel Hospitality Services (“DNC”). Under the terms of the agreement, DNC and/or certain of its affiliates developed and operate one O’Charley’s Restaurant in the Nashville International Airport located in Nashville Tennessee.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period (see Note 1 to our consolidated financial statements). Actual results could differ from those estimates. Critical accounting policies are those that management believes are both most important to the portrayal of our financial condition and operating results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Our critical accounting policies are as follows:

•	Lease accounting

•	Share-based compensation

•	Property and equipment

•	Trademarks

•	Impairment of long-lived assets

•	Income taxes

Lease Accounting

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

Share-Based Compensation

Effective December 26, 2005, the Company adopted FASB ASC 718, “Compensation – Stock Compensation,” (“FASB ASC 718”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments including stock options. Share-based compensation for fiscal years 2009, 2008, and 2007 includes compensation expense, recognized over the applicable vesting periods for share-based awards granted prior to these fiscal years, as well as awards granted during these fiscal years.

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on their grant dates. The Company’s policy is to recognize compensation cost for restricted awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized for only the portion of options and restricted awards that are expected to vest. Therefore, an estimated forfeiture rate derived from historical employee terminations is applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award was in-substance, multiple awards.

Property and Equipment, net

The Company had $366.9 million of property and equipment, net of accumulated depreciation, at December 27, 2009.  As discussed in Note 1 to the consolidated financial statements, our property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives: building and improvements-30 years; and furniture, fixtures and equipment-3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capital leases is amortized to its expected residual value at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred. We capitalize all direct external costs associated with obtaining the land, building and equipment for each new restaurant, as well as construction period interest.  We also capitalize all direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment for each re-branded restaurant.  In addition, for each new restaurant and re-branded restaurant we also capitalize a portion of the internal direct costs of our real estate and construction department.

To determine our accounting policies related to capitalizing costs associated with our in-house real estate department, we have taken guidance from FASB ASC 970, “Real Estate - General” (“FASB ASC 970”). While FASB ASC 970 establishes accounting and reporting standards for the acquisition, development, construction, selling and rental costs associated with real estate projects, it excludes from its scope “real estate developed by an enterprise for use in its own operations, other than for sale of rental.” Given there is no other authoritative literature directly addressing our circumstance of developing real estate projects for our own operations, we have applied the principles of FASB ASC 970 in such accounting for costs.

Inherent in the policies regarding property and equipment are certain significant management judgments and estimates, including useful life, residual value to which the asset is depreciated, the expected value at the end of the lease term for equipment under capital leases, and the determination as to what constitutes enhancing the value of or increasing the life of assets. These significant estimates and judgments, coupled with the fact that the ultimate useful life and economic value at the end of a lease are typically not known until after the passage of time, through proper maintenance of the asset, or through continued development and maintenance of a given market in which a restaurant operates can, under certain circumstances, produce distorted or inaccurate depreciation and amortization or, in some cases result in a write down of the value of the assets. See Critical Accounting Policy “Impairment of Long-Lived Assets” below.

We believe that our accounting policy for property and equipment provides a reasonably accurate means by which the costs associated with an asset are recognized in expense as the cash flows associated with the asset’s use are realized.

Trademarks

As discussed in Note 1 to the consolidated financial statements intangible assets with indefinite useful lives are tested for impairment at least annually.

At December 29, 2009, we had $25.9 million in indefinite-lived intangible assets shown on our consolidated balance sheets related primarily to the acquisition of Ninety Nine restaurants. The determination of the estimated useful lives and whether these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Changes in strategy, new accounting pronouncements and/or market conditions may result in future impairment of recorded asset balances. We completed a valuation of the intangibles as of December 27, 2009, the last day of fiscal 2009, and our valuation showed that the fair value of the intangible asset substantially exceeded its net book value and no impairment charge was needed.

Impairment of Long-Lived Assets

As discussed in Note 1 to the consolidated financial statements, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based upon the future highest and best use of the impaired assets.  Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.  The cost associated with asset impairments are recorded in the consolidated statement of operations in the financial statement line item impairment, disposal and restructuring charges, net.

The judgments made related to the ultimate expected useful life and our ability to realize undiscounted cash flows in excess of the carrying value of an asset are affected by such issues as ongoing maintenance of the asset, continued development of a given market within which a restaurant operates, including the presence of traffic generating businesses in the area, and our ability to operate the restaurant efficiently and effectively. We assess the projected cash flows and carrying values at the restaurant level, whenever events or changes in circumstances indicate that the long-lived assets associated with a restaurant may not be recoverable. In determining projected cash flow, we make key assumptions regarding sales growth, food and labor and other restaurant operating costs, as well as local market expectations.  In the event that our economic expectations are not met, estimated future cash flows could be negatively impacted, which may result in a material impairment charge.

We believe that our accounting policy for impairment of long-lived assets provides reasonable assurance that any assets that are impaired are written down to their fair value and a charge is taken in operating earnings on a timely basis.  Long-lived assets are tested for possible impairment each fiscal quarter. During the year ended December 27, 2009, we took an impairment charge of $11.4 million for eight O’Charley’s restaurants, of which one closed subsequent to the end of fiscal 2009, ten Ninety Nine restaurants, of which three closed subsequent to the end of fiscal 2009 and two Stoney River restaurants, of which one closed during fiscal 2009. Except for two Ninety Nine restaurants, the remaining impaired restaurants are expected to remain open. The $11.4 million charge in 2009 also included losses on disposal of assets, assets held for sale, and certain previously impaired restaurants. During the year ended December 28, 2008, we took an impairment charge of $17.4 million for seven O’Charley’s restaurants that will remain open, ten Ninety Nine restaurants that will remain open and two Stoney River restaurants, of which one closed during fiscal 2009. The $17.4 million charge in 2008 was offset by a net gain of $0.4 million on assets held for sale and assets sold or otherwise settled that were not held for sale. During the fiscal year ended December 30, 2007, we incurred charges of $10.2 million for fiscal 2007 in connection with changes in its supply chain which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment, charges taken for employee severance and retention, and to a lesser extent, legal and transition costs.  In addition to the supply chain charges, we also recorded impairment and disposal costs relating to restaurant impairments and other asset retirements during fiscal 2007 of $6.3 million. Included in the $6.3 million charge is the impairments related to three underperforming O’Charley’s restaurants one of which was closed while the other two O’Charley’s restaurants have remained open and the impairment of one Stoney River restaurant and two Ninety Nine restaurants that have remained open.

Income Taxes

We must make estimates of certain items that comprise our income tax provision and the related current and deferred tax liabilities. These estimates include employer tax credits for items such as FICA taxes paid on employee tip income, Work Opportunity and Welfare to Work credits, as well as estimates related to certain depreciation and capitalization policies. These estimates are made based on the best available information at the time of the provision and historical experience. We file our income tax returns many months after our year end. These returns are subject to audit by various federal, state and local governments several years after the returns are filed and could be subject to differing interpretations of the tax laws.  We are also required to perform an analysis and measure each uncertain tax position.  The analysis and measurement requires estimates and interpretations to be made. We base these estimates upon the best available information at that time of the provision and in coordination with our interpretation of existing tax law.

As part of the computation of the income tax provision, we identify and measure deferred tax assets and liabilities. We weigh available evidence in determining the realization of deferred tax assets. Available evidence includes historical, current and future financial performance of the Company. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If we determine it is more likely than not that some portion or the entire deferred tax asset will not be recognized, the deferred tax asset will be reduced by a valuation allowance.  The deferred tax valuation allowance may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized.  To form a conclusion that some or all of the deferred tax assets will be realized, we will need to generate three-year cumulative pre-tax income, and we will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time.  In the event the deferred tax valuation allowance is released, we would record an income tax benefit for the portion or all of the deferred tax valuation allowance released.  At December 27, 2009, the Company had a deferred tax valuation allowance of $72.3 million.

Recently Issued Accounting Pronouncements

In January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the fiscal year ends beginning after December 15, 2010 and interim periods within those years. We do not expect this statement to have a material impact on our consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”), which amends the guidance on variable interest entities in FASB ASC 810 regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, ASU 2009-17 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  ASU 2009-17 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We do not expect this statement to have a material impact on our consolidated financial statements.

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

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities and fluctuations in commodity prices. Our fixed-rate debt consists primarily of capitalized lease obligations and senior subordinated notes and our variable-rate debt consists primarily of our credit facility. A significant portion of our debt is at a fixed-rate; therefore a one percent fluctuation in interest rates is not expected to have a material impact on our results of operations.

We purchase certain commodities such as beef, pork, poultry, seafood, produce, and dairy. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short-term in nature.

Item 8.               Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
O’CHARLEY’S INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

O’Charley’s Inc.:

We have audited the consolidated balance sheets of O’Charley’s Inc. and subsidiaries (the Company) as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the fiscal years in the three-year period ended December 27, 2009. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O’Charley’s Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 27, 2009, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee

March 12, 2010

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS

	December 27,	December 28,
	2009	2008
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$21,880	$6,818
Trade accounts receivable, less allowance for doubtful accounts of $148 in 2009 and $19 in 2008	17,209	22,880
Inventories	10,594	23,788
Deferred income taxes	—	894
Assets held for sale	1,937	2,158
Other current assets	4,434	6,978
Total current assets	56,054	63,516

Property and equipment, net of accumulated depreciation of $356,818 and $328,626	366,850	412,289
Trade names and other intangible assets	25,946	25,946
Other assets	13,405	18,511
Total Assets	$462,255	$520,262
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$5,101	$16,466
Accrued payroll and related expenses	16,044	17,102
Accrued expenses	21,446	26,348
Deferred revenue	17,969	18,112
Federal, state and local taxes	10,459	10,731
Current portion of long-term debt and capitalized lease obligations	1,979	6,640
Total current liabilities	72,998	95,399

Deferred income taxes	1,386	3,109
Other liabilities	48,833	53,566
Long-term debt, less current portion	128,121	152,989
Capitalized lease obligations, less current portion	1,798	3,439

Shareholders’ Equity:
Common stock—No par value; authorized, 50,000 shares; issued and outstanding, 21,547 in 2009 and 21,303 in 2008	161,514	156,830
Retained earnings	47,605	54,930
Total shareholders’ equity	209,119	211,760
Total Liabilities and Shareholders’ Equity	$462,255	$520,262

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
	(in thousands, except per share data)
Revenues:
Restaurant sales	$879,909	$930,317	$969,497
Commissary sales	—	—	7,783
Franchise and other revenue	931	843	472
	880,840	931,160	977,752

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	256,823	276,005	284,099
Payroll and benefits	311,795	325,996	331,644
Restaurant operating costs	175,544	187,966	184,791
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	744,162	789,967	800,534

Cost of commissary sales	—	—	7,700
Advertising and marketing expenses	32,718	34,257	32,537
General and administrative expenses	38,343	44,292	48,670
Depreciation and amortization of property and equipment	47,283	50,776	50,882
Impairment, disposal and restructuring charges, net	11,355	16,989	16,537
Goodwill impairment	—	93,656	—
Pre-opening costs	597	3,921	3,065
	874,458	1,033,858	959,925
Income (Loss) from Operations	6,382	(102,698)	17,827
Other Expense (Income):
Interest expense, net	11,628	14,966	12,329
Other, net	(68)	10	(87)
	11,560	14,976	12,242
(Loss) Earnings Before Income Taxes	(5,178)	(117,674)	5,585
Income Tax Expense (Benefit)	2,147	14,823	(1,724)
Net (Loss) Earnings	$(7,325)	$(132,497)	$7,309
Net (Loss) Earnings Attributable to Common Shareholders	(7,325)	(132,497)	7,092

Basic (Loss) Earnings Attributable to Common Shareholders Per Share	$(0.35)	$(6.34)	$0.30

Diluted (Loss) Earnings Attributable to Common Shareholders Per Share	$(0.35)	$(6.34)	$0.30

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE (LOSS) INCOME

	Common Stock		Retained Earnings
	Shares	Amount		Total
	(In thousands)
Balance, December 31, 2006	24,492	$193,690	$187,809	$381,499
Comprehensive income:
Net earnings	—	—	7,309	7,309
Shares tendered for minimum tax withholdings	(38)	(738)	—	(738)
Cumulative effect of change in accounting for uncertainty in income taxes	—	998	401	1,399
Exercise of employee stock options, including tax benefits	299	5,695	—	5,695
Shares issued under CHUX Ownership Plan	92	1,304	—	1,304
Dividends paid ($0.18 per share)	—	—	(4,228)	(4,228)
Shares repurchased	(1,853)	(30,000)	—	(30,000)
Share-based compensation expense	156	4,036	—	4,036
Balance, December 30, 2007	23,148	174,985	191,291	366,276
Comprehensive loss:
Net loss	—	—	(132,497)	(132,497)
Shares tendered for minimum tax withholdings	(56)	(583)	—	(583)
Exercise of employee stock options, including tax benefits	5	243	—	243
Shares issued under CHUX Ownership Plan	120	1,043	—	1,043
Dividends paid ($0.18 per share)	—	—	(3,864)	(3,864)
Shares repurchased	(2,185)	(24,775)	—	(24,775)
Share-based compensation expense	271	5,917	—	5,917
Balance, December 28, 2008	21,303	156,830	54,930	211,760
Comprehensive loss:
Net loss	—	—	(7,325)	(7,325)
Noncontrolling interest, net	—	(384)	—	(384)
Shares tendered for minimum tax withholdings	(51)	(220)	—	(220)
Shares issued under CHUX Ownership Plan	229	799	—	799
Share-based compensation expense	66	4,489	—	4,489
Balance, December 27, 2009	21,547	$161,514	$47,605	$209,119

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$(7,325)	$(132,497)	$7,309
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	47,283	50,776	50,882
Amortization of debt issuance costs and swap termination payments, net	282	1,326	870
Deferred income taxes and other income tax related items	(638)	22,666	(7,760)
Share-based compensation	4,489	5,917	4,036
Amortization of deferred gain on sale-leasebacks	(1,056)	(1,056)	(1,056)
Loss on the sale assets	129	59	199
Goodwill impairment	—	93,656	—
Impairment, disposal and restructuring charges, net	10,975	16,888	13,982
Noncontrolling interests	(83)	—	(77)
Changes in assets and liabilities:
Trade accounts and other receivables	2,161	(2,040)	(2,449)
Inventories	6,836	(5,406)	12,310
Other current assets	2,544	(3,378)	1,374
Trade accounts payable	(11,365)	5,658	(6,740)
Deferred revenue	(144)	304	(1,956)
Accrued payroll, accrued expenses, and federal, state and local taxes	(6,423)	4,374	(9,176)
Other long-term assets and liabilities	727	(2,911)	3,903
Net cash provided by operating activities	48,392	54,336	65,651
Cash Flows from Investing Activities:
Additions to property and equipment	(14,664)	(47,400)	(51,998)
Proceeds from the sale of assets	7,971	4,184	14,694
Other, net	45	103	146
Net cash used in investing activities	(6,648)	(43,113)	(37,158)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	23,812	—
Payments on long-term debt and capitalized lease obligations	(30,452)	(9,509)	(10,415)
Payments to noncontrolling interests	(300)	—	—
Dividends paid	—	(3,864)	(4,228)
Shares repurchased	—	(24,775)	(30,000)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	799	1,109	6,262
Proceeds from swap cancellation	3,510	—	—
Excess tax benefit from share-based payments	—	177	737
Shares tendered and retired for minimum tax withholdings	(220)	(583)	(738)
Debt issuance costs	(19)	(891)	(52)
Other financing activities	—	137	—
Net cash used in financing activities	(26,682)	(14,387)	(38,434)
Increase (decrease) in cash and cash equivalents	15,062	(3,164)	(9,941)
Cash and cash equivalents at beginning of the year	6,818	9,982	19,923
Cash and cash equivalents at end of the year	$21,880	$6,818	$9,982

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

O’Charley’s Inc. (the “Company”) owns and operates 235 (at December 27, 2009) full-service restaurant facilities in 17 states in the East, Southeast and Midwest under the trade name “O’Charley’s,” 116 full-service restaurant facilities in nine states throughout New England and Mid-Atlantic under the trade name “Ninety Nine Restaurants,” and 11 full-service restaurant facilities in six states in the East, Southeast and Midwest under the trade name “Stoney River Legendary Steaks.” As of December 27, 2009, the Company had ten franchised O’Charley’s restaurants, including four in Michigan, three in Ohio, and one in each of Pennsylvania, Florida and Tennessee.  The Company’s fiscal year ends on the last Sunday in December. Fiscal years presented were comprised of 52 weeks in 2009, 2008 and 2007.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries plus the accounts of the joint ventures. See note below regarding “Investment in Joint Ventures”. All significant intercompany transactions and balances have been eliminated.

Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

Operating Leases. The Company has land and building leases that are recorded as operating leases. Most of the leases have rent escalation clauses and some have rent holiday and contingent rent provisions. The rent expense under these leases is recognized on the straight-line basis. The Company uses a lease life or expected lease term that generally is inclusive of one five-year renewal period. Based upon the size of the investment that the Company makes at a restaurant site, the economic penalty incurred by discontinuing use of the leased facility, its historical experience with respect to the length of time a restaurant operates at a specific location, and leases that typically have multiple five-year renewal options that are exercised entirely at its discretion, the Company has concluded that one five-year renewal option is reasonably assured. The Company begins recognizing rent expense on the date that the Company becomes legally obligated under the lease.

Certain leases provide for rent holidays, which are included in the lease life used for the straight-line rent calculation. Rent expense and an accrued rent liability are recorded during the rent holiday periods, during which the Company has possession of and access to the property, including the pre-opening period during construction, but is typically not required or obligated to, and normally does not, make rent payments.

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

Pre-opening Costs represent costs incurred prior to a restaurant opening and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when the Company has waived any contingencies regarding use of the leased property and the date on which the restaurant opens.  Pre-opening costs also include training, supply, and other costs necessary to prepare for the re-opening of an existing restaurant as part of the Company’s re-branding initiatives.

Investment in Affiliated Company. The Company has an approximate 8 percent ownership interest in a joint venture to operate a restaurant concept in Chicago, Illinois. The Company is not the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation” (“FASB ASC 810”), and accounts for its investment using the equity method.

Investment in Joint Ventures.  The Company had interests in two joint ventures (JFC Enterprises, LLC and Wi-Tenn Restaurants, LLC) to operate O’Charley’s restaurants which were considered variable interest entities. During 2009, the Company acquired the noncontrolling interests in these joint ventures.  See Note 22 of the notes to the consolidated financial statements for further discussion relating to this matter. Since the Company bore a disproportionate share of the financial risk associated with the joint ventures, it was deemed to be the primary beneficiary of the joint ventures and the Company consolidated the joint ventures in its consolidated financial statements.  The JFC Enterprise, LLC, joint venture partner had neither the obligation nor the ability to contribute their proportionate share of expected future losses.  The Wi-Tenn Restaurants, LLC, joint venture partner relied on the Company to assist it in funding the construction and development of its first restaurant.  In addition, subsequent to the opening of its first restaurant during fiscal 2006, and in accordance with the agreement with the joint venture partner, the Company had provided a credit agreement which the joint venture could use to operate its first restaurant.  Assets, liabilities, sales, and expenses related to the joint ventures were not significant to the Company’s financial position or results of operations.

Property and Equipment, net. The Company states property and equipment at cost and depreciates them on the straight-line method over the following estimated useful lives: buildings and improvements-30 years; and furniture, fixtures and equipment-3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capitalized leases is amortized to its expected residual value to the Company at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred. The Company capitalizes all direct external costs associated with obtaining the land, building and equipment for each new restaurant, as well as construction period interest.  The Company also capitalizes all direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment for each re-branded restaurant.  In addition, for each new restaurant and re-branded restaurant the Company also capitalizes a portion of the internal direct costs of its real estate and construction department.

To determine its accounting policies related to capitalizing costs associated with its in-house real estate department, the Company has followed the guidance from FASB ASC 970, “Real Estate- General” (“FASB ASC 970”). While FASB ASC 970 establishes accounting and reporting standards for the acquisition, development, construction, selling and rental costs associated with real estate projects, it excludes from its scope: “real estate developed by an enterprise for use in its own operations, other than for sale of rental.” Given there is no other authoritative literature directly addressing the Company’s circumstance of developing real estate projects for its own operations, the Company has applied the principles of FASB ASC 970 in such accounting for costs.

Asset Retirement Obligations. The Company has determined that it has potential obligations for certain of its restaurant-level assets. Specifically, the Company has the obligation to remove certain assets from its restaurants at the end of the lease term and therefore records asset retirement obligations.

Intangible Assets. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.

Indefinite-lived intangible assets, such as trademarks, are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount of the indefinite-lived intangible asset exceeds its fair value. This determination is based upon an independent analysis prepared pursuant to guidance outlined in FASB ASC 350, “Intangibles – Goodwill and Other” (“FASB ASC 350”). This analysis considers relevant historical and projected operating results, current conditions and outlook for the restaurant industry, as well as factors that influence industry change, and applies a relevant valuation methodology to value the intangible asset.

The Company has selected the last day of each fiscal year as the date on which it will test indefinite-lived intangible assets for impairment. The Company reviewed the carrying value of the trademarks, an indefinite-lived intangible asset, and found the fair value of the trademark to be substantially in excess of its net book value and that no impairment charge was needed.

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset based upon the future highest and best use of the impaired asset. The costs associated with asset impairments are recorded in the consolidated statement of operations in the financial statement line item impairment, disposal and restructuring charges, net.  Fair value is determined by projected future discounted cash flows for each location or the estimated market value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Revenues consist of Company-operated and joint venture restaurant sales and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Franchise revenue and other revenue consist of development fees, royalties on sales by franchised units, and royalties on sales of branded food items, particularly salad dressings. Development fees for franchisees are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales. Revenue resulting from the sale of gift cards is recognized in the period redeemed.  A percentage of gift card redemptions, based upon actual experience, are recognized as a reduction in restaurant operating costs for gift cards sold that will not be redeemed.

Vendor Rebates.  The Company receives vendor rebates from various non-alcoholic beverage suppliers, and to a lesser extent, suppliers of food products and supplies.  Rebates are recognized as reductions to cost of food and beverage in the same period as the related food and beverage expense.

Advertising and Marketing Cost. The Company expenses advertising and marketing costs as incurred, except for certain advertising production costs that are initially capitalized and subsequently expensed the first time the advertising takes place.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes FASB ASC 740 “Income Taxes” (“FASB ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. These judgments and estimates are reviewed on a periodic basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, if the Company projects lower levels of future taxable income, or if the Company has recently experienced pretax losses. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect the Company’s reported operating results.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

FASB ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FASB ASC 740 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The measurement attribute of FASB ASC 740 requires that a tax position be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company has elected to include the applicable interest and penalties in income tax expense.

Share-Based Compensation. The Company accounts for its share-based compensation in accordance with FASB ASC 718 “Compensation – Stock Compensation” (“FASB ASC 718”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments.  Share-based compensation expense for fiscal years 2009, 2008 and 2007 is recognized over the applicable vesting periods, for share-based awards granted prior to these fiscal years, as well as awards granted during these fiscal years.

Restricted stock fair value is determined based on the trading price of stock on their grant date. The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on their grant dates.  The Company’s policy is to recognize compensation cost for share-based awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. In addition, FASB ASC 718 also requires that compensation expense be recognized for only the portion of options and restricted awards that are expected to vest. Therefore, an estimated forfeiture rate derived from historical employee terminations is applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award was in-substance, multiple awards.  In addition, the Company expenses the discount associated with its employee stock purchase plan based on the actual discount received.

Deferred Compensation. The Company’s nonqualified deferred compensation plan invests in mutual funds, which are classified as trading securities. Trading securities are recorded at fair value, based on quoted market prices. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

Earnings Per Share. Under FASB ASC 260, “Earnings Per Share,” (“FASB ASC 260”), the two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings.  Under this method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders.  The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Once calculated, the earnings per common share is computed by dividing the net (loss) earnings attributable to common shareholders by the weighted average number of common shares outstanding during each year presented. Diluted (loss) earnings attributable to common shareholders per common share has been computed by dividing the net (loss) earnings attributable to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options and restricted shares outstanding during the applicable periods computed using the treasury method. In cases where the Company has a net loss, no dilutive effect is shown as options and restricted stock become anti-dilutive. The Company adopted the provisions of FASB ASC 260 that require unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, on the first day of the Company’s fiscal year 2009.

Fair Value of Financial Instruments. FASB ASC 825, “Financial Instruments” (“FASB ASC 825”), requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of FASB ASC 825 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments, such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of December 27, 2009 and December 28, 2008.   Book value approximates fair value for substantially all of the Company’s assets and liabilities that fall under the scope of FASB ASC 825, except for the Company’s 9 percent senior subordinated notes. The fair value of the Notes was $123.8 million compared to the carrying value of $125 million. The fair value of the senior subordinated notes at December 27, 2009 was based on quoted market prices as of the last day of fiscal 2009.

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

Recently Issued Accounting Pronouncements.

     In January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the fiscal year ends beginning after December 15, 2010 and interim periods within those years. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”), which amends the guidance on variable interest entities in FASB ASC 810 regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, ASU 2009-17 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  ASU 2009-17 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company does not expect this statement to have a material impact on its consolidated financial statements.

2.   Correction of Immaterial Error

During the second quarter of fiscal 2009, the Company identified an immaterial error related to the allocation of losses to noncontrolling interests.  Management reviewed the impact of this error and concluded the impact on the prior year consolidated financial statements was immaterial. From the period 2004 to 2007, net losses attributable to noncontrolling interests exceeded the noncontrolling interests’ combined investments of $750,000, and therefore to the extent of these investments, losses should have been allocated to noncontrolling interests in the Company’s consolidated financial statements. To correct the error, the Company adjusted approximately $750,000, $750,000, and $673,000 in noncontrolling interests from “Other Liabilities” to “Retained Earnings” in the December 28, 2008, December 30, 2007, and December 31, 2006 consolidated balance sheets, respectively.

The following table sets forth the impact of the immaterial adjustments to the Company’s consolidated balance sheets for the year ended December 28, 2008, December 30, 2007 and December 31, 2006.  The impact to the consolidated statement of operations for the year ended December 30, 2007 is an increase in net earnings of $77,000. There was no impact to basic or fully diluted earnings available to common shareholders per share for the periods presented.

	2008	2007	2006

Retained Earnings:
As previously reported	$54,180	$190,541	$187,136
Adjustments	750	750	673
As adjusted	$54,930	$191,291	$187,809

Other Liabilities:
As previously reported	$54,316	$59,832	$52,924
Adjustments	(750)	(750)	(673)
As adjusted	$53,566	$59,082	$52,251

See Note 22 of the notes to the consolidated financial statements for further description of joint venture arrangements.

3.     Fair Value Measurements

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

Level 1                  Inputs based on quoted prices in active markets for identical assets.

Level 2                  Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly orindirectly.

Level 3                  Inputs that are unobservable for the asset.

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	Fair Value Measurement
Description	Level	2009	2008

Deferred compensation plan assets	1	$4,644	$6,033

    The deferred compensation plan assets are comprised of various investment funds, which are valued based upon their quoted market prices.

    Assets and liabilities measured at fair value on a nonrecurring basis are summarized in the table below (in thousands):

	Fair Value Measurement at Reporting Date Using
	December 27, 2009 Carrying Value	Level 1	Level 2	Level 3		Total Losses

Long-lived assets held and used	$4,087	$—	$3,575	$512	$	(8,783)
Long-lived assets held for sale	1,128	—	1,128	—		(394)
Total	$5,215	$—	$4,703	$512		$(9,177)

In accordance with FASB ASC 360, “Property, Plant, and Equipment,” long-lived assets held and used with a carrying amount of $12.9 million were written down to their fair value of $4.1 million during the fourth quarter of fiscal 2009, resulting in a loss of $8.8 million, which was included in net loss for the year ended December 27, 2009.  In addition, an asset held for sale with a carrying value of $1.5 million was written down to $1.1 million during the fourth quarter of fiscal 2009, resulting in a loss of $0.4 million, which was included in net loss for the year ended December 27, 2009. Level 2 fair values are based upon broker estimates of value of leasehold improvements and other residual assets, as well as broker listings and sales agreements.  In the case of assets held for sale, fair value is determined by the estimated sales value of the asset less costs associated with the marketing and/or selling the asset. Level 3 fair value is determined by projected future discounted cash flows for each restaurant location. The discount rate is the Company’s weighted average borrowing rate on outstanding debt during fiscal 2009 which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable based upon its plans for the restaurant. Long-lived assets held and used in the table above are restaurants that were impaired as a result of the Company’s quarterly impairment review.

4.	Goodwill

The Company tests its goodwill and intangible assets for potential impairment in accordance with FASB ASC 350 as part of its year-end process or when events or circumstances indicate there may be an impairment. During fiscal 2008, the Company believed the economic environment, the negative financial performance of other casual dining restaurant companies, and lower sales and higher commodity costs at the Ninety Nine restaurants, were indicators of potential impairment.  As a result of these indicators, the Company performed an impairment test to determine if the carrying amount of the Ninety Nine and Stoney River restaurants goodwill was impaired. As a result, the Company concluded that the goodwill of both concepts was impaired and therefore recognized an impairment charge for $93.7 million to adjust the carrying value of goodwill to its estimated value.  As a result, there is no goodwill on the Company’s consolidated balance sheets as of December 27, 2009 or December 28, 2008.

The change in the carrying amount of goodwill for the fiscal year ended December 28, 2008 is as follows:

	Ninety Nine Restaurants	Stoney River Legendary Steaks	Total Goodwill

Balance as of December 30, 2007	$93,039	$422	$93,461
Increase in goodwill	—	195	195
Impairment charge	(93,039)	(617)	(93,656)
Balance as of December 28, 2008	$—	$—	$—

5. Impairment, Disposal and Restructuring Charges

During 2009, the Company recorded impairment charges in long-lived assets, and other impairment related adjustments of $11.4 million, compared to $17.4 million in 2008 and $16.9 million in 2007. In 2009, the Company impaired eight O’Charley’s restaurants, ten Ninety Nine restaurants and two Stoney River restaurants, of which, one Stoney River was closed during fiscal 2009, one O’Charley’s and three Ninety restaurants closed subsequent to the end of fiscal 2009. The Company plans to close two additional Ninety Nine restaurants. Since the leases on these two restaurants contain provisions that require continued operation, the timing of the closings is not certain. The remaining impaired restaurants are expected to remain open. Also in 2009, the Company recorded an additional impairment charge on its airplane, which was sold during fiscal 2009.  In 2008, the Company impaired seven O’Charley’s restaurants, ten Ninety Nine restaurants and two Stoney River restaurants, of which one closed during fiscal 2009, as well as the airplane. The current economic environment and reduced consumer spending have reduced demand and expected future cash flow for the Company’s products, therefore, reducing the fair value of these restaurants below their carrying value.  The excess carrying value of the restaurants and airplane were recorded in impairment, disposal and restructuring charges, net on the Company’s consolidated statements of operations.

During fiscal year 2009, the Company sold assets held for sale with a combined net book value of $1.6 million and recognized a loss of $37,000 on the sale of those assets. During fiscal year 2008, the Company sold assets held for sale with a combined net book value of $3.5 million and recognized a gain of $0.4 million on the sale of those assets.  During fiscal 2007, the Company sold assets held for sale with a combined net book value of $2.5 million and recognized a gain of $0.4 million on the sale of those assets. These gains and losses are included in impairment, disposal and restructuring charges, net on the Company’s consolidated statements of operations.

During the third quarter of fiscal 2009, the Company completed the sale of its Ninety Nine distribution operations and received proceeds of $6.7 million net of $0.4 million of related restructuring charges for the sale of approximately $6.4 million of inventory and fixed assets with a net book value of $0.5 million.

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

The following table reconciles the impairment, disposal, and restructuring charges as presented on the Consolidated Statements of Operations to the total amount presented on the Consolidated Statement of Cash Flows:

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2009	2008	2007
	(in thousands)
Supply Chain Changes:
Impairments and disposals	$15	$24	$7,703
Severance and retention costs, legal costs and transition costs	380	88	2,517
Total charges related to supply chain changes	395	112	10,220

Restaurant impairments	10,250	16,842	6,516
Other impairments	695	540	—
Other disposals, net	15	(505)	(199)
Total impairment, disposal, and restructuring charges, net	11,355	16,989	16,537

Supply chain changes paid or accrued	(380)	(112)	(2,633)
Other non-cash items	—	11	78
Total non-cash impairment, disposal and restructuring charges	$10,975	$16,888	$13,982

6. Share–Based Compensation

Total share-based compensation expense was $4.5 million, $5.9 million and $4.0 million for the fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007, respectively. The Company’s net share-based compensation expense primarily consisted of expense associated with restricted (non-vested) stock awards and to a lesser extent expense associated with the Company’s employee share purchase plan and stock options.  On May 21, 2008, the Company adopted the 2008 Equity and Incentive Plan. As of this date, shares granted will be granted under this plan only.  Under this plan, the maximum aggregate number of shares that may be issued cannot exceed 1,500,000 shares, however options and restricted stock awards under this or certain prior plans, which terminate, expire unexercised, and are forfeited or cancelled, shall increase this share reserve.  As of December 27, 2009, there were approximately 643,000 remaining shares available for issuance pursuant to the 2008 Equity and Incentive Plan.

(a) Stock Options

The Company has various incentive stock option plans that provide for the grant of both statutory and non-statutory stock options to officers, key team members and nonemployee directors of the Company. Options are granted with exercise prices equal to the fair market value of common stock on the date of the grant, with various expiration dates from the date of the grant and with vesting dates at various times as previously determined by the Board of Directors.  The fair value of the Company’s stock options were estimated using the Black-Scholes-Merton option-pricing model.  As of December 27, 2009, the Company had approximately 1,327,000 unvested stock options outstanding of which approximately 1,165,000 are expected to vest.  As of December 27, 2009, the total compensation cost related to stock option awards not yet recognized was approximately $2,329,000 and the weighted average period over which it is expected to be recognized is 2.05 years.  During fiscal year 2009, 2008 and 2007, the Company recorded approximately $673,000, $55,000 and $103,000 respectively, of share-based compensation related to stock options.  Stock option transactions during the year ended December 27, 2009 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at December 28, 2008	1,217,260	$18.96	2.97	$ —
Granted	1,336,000	4.30
Exercised	—	—
Forfeited	(17,750)	2.74
Expired	(217,850)	15.78
Options outstanding at December 27, 2009	2,317,660	10.93	6.05	$4,286,833

Options vested and exercisable at December 27, 2009	990,525	$19.72	2.53	$—
Options vested and unvested expected to vest at December 27, 2009	2,155,109	$11.41	5.85	$2,046,055

The intrinsic value of stock options exercised was $1.5 million for the year ended December 30, 2007. The Company recognized a tax benefit of $0.6 million during the year ended December 30, 2007 related to the exercise of stock options.  The fair value of options vested during fiscal 2009, 2008 and 2007 was approximately $150,000, $149,000, and $281,000, respectively. For the year ended December 28, 2008, the intrinsic value of options exercised and tax benefit related to the exercise of stock options was insignificant. There were no stock options exercised during fiscal 2009.

For the year ended December 27, 2009, the Company issued 1,336,000 non-qualified stock options of which the majority cliff vest after three years, while the remaining vest ratably over three years, and expire on February 10, 2015.  No options were granted in the years ended December 28, 2008 and December 30, 2007. The following table reflects the weighted average assumptions utilized in the Black-Scholes-Merton option-pricing model to value stock options granted during the year:

2009
Risk-free rate	1.90%
Expected term (years)	5.06
Expected dividend yield	0.00%
Volatility	67.60%
Weighted-average Black-Sholes fair value per share at date of grant	$2.57

The risk-free interest rate is based upon the rates on a non-coupon treasury bond released by the Federal Reserve. The expected term for options granted were derived using the Company’s historical data including post vest cancellations and expirations and calculating the weighted average time in which options were outstanding before being settled. The volatility assumptions were derived using a historical volatility method that synchronizes the historical period over which the volatility is calculated with the expected term using daily stock prices. During fiscal 2009, the Company did not pay any dividends and does not plan to pay dividends in the near future.

(b) Restricted (Non-Vested) Stock Awards

For the year ended December 27, 2009, the Company issued time-based grants that vest ratably over periods ranging from one to three years and also issued a grant that was immediately vested. For the year ended December 28, 2008, the Company issued time-based grants that vest ratably over periods ranging from three to four years and performance-based grants that vest upon achievement of certain performance tests. For the year ended December 30, 2007, the Company issued only time-based grants that vest ratably over periods ranging from three to five years.  During 2009, 2008 and 2007, the Company granted approximately 148,000, 524,000 and 397,000 shares of restricted stock, respectively, to certain members of senior management, the board of directors and other employees. The Company recognized net share-based compensation expense of approximately $494,000, $1,097,000 and $1,176,000 related to these restricted stock awards granted during the years ended December 27, 2009, December 28, 2008 and December 30, 2007, respectively.

The fair value of the restricted stock awards was determined by using the closing market price for the Company’s stock on the date of grant for each restricted stock award.

The following table sets forth the restricted stock activity during the year ended December 27, 2009.

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Restricted Stock Awards outstanding at December 28, 2008	888,036	$14.79
Granted	147,786	5.92
Vested	(407,589)	16.22
Forfeited	(81,827)	12.05
Restricted Stock Awards outstanding at December 27, 2009	546,406	$11.73

During fiscal 2009, 2008 and 2007, the Company recognized share-based compensation expense for all restricted stock awards of approximately $3,415,000, $5,654,000 and $3,744,000, respectively.  As of December 27, 2009, the total compensation cost related to time-based restricted stock awards not yet recognized was approximately $3,997,000 and the weighted average period over which it is expected to be recognized is 0.94 years. The fair value of shares vested during fiscal 2009, 2008, and 2007 was approximately $6,611,000, $4,487,000, and $2,925,000, respectively.  Included in the 546,406 restricted shares outstanding at December 27, 2009 are 52,888 performance-based restricted shares, which vest over four years based upon achievement of annual financial targets through 2011. Based upon the Company’s 2009 financial performance, 86 percent of the shares that relate to fiscal 2009 financial targets are expected to vest; therefore, the Company has recognized approximately $131,500 of share-based compensation expense. Based upon the Company’s 2008 financial performance, the portion related to 2008 financial targets did not vest and accordingly the Company did not recognized any share-based compensation expense.

(c) Employee Stock Purchase Plan

The Company has established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible team members of the Company to become shareholders in the Company. On May 12, 2009, the Company’s shareholders approved an increase of 1,000,000 shares of common stock authorized for issuance under the CHUX ownership plan.  As a result, the Company has reserved 2,350,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85 percent of the lower of 1) the closing market price per share of the Company’s common stock on the last trading date of the plan period or 2) the average of the closing market price of the Company’s common stock on the first and the last trading day of the plan period. Contributions of up to 15 percent of base salary are made by each participant through payroll deductions. As of December 27, 2009, there were approximately 1,040,000 shares available for grant under this plan.  During fiscal 2009, 2008 and 2007, the Company recorded pre-tax expense of approximately $352,000, $163,000, and $189,000 respectively, associated with this plan.

7. Asset Retirement Obligations

The Company has determined that it has obligations for certain of its restaurant-level assets. Specifically, the Company has the obligation to remove certain assets from its restaurants at the end of the lease term.  The following is a breakdown of the activity related to the retirement obligation for the years ended December 27, 2009 and December 28, 2008.

(in thousands)

Asset Retirement Obligation as of December 30, 2007	$679
Accretion expense on the present-valued liability	30
Property additions requiring recognition of a liability	6
Asset Retirement Obligation as of December 28, 2008	715
Accretion expense on the present-valued liability	30
Property additions requiring recognition of a liability	1
Asset Retirement Obligation as of December 27, 2009	$746

In calculating the present value of the asset retirement obligation, the Company used the 10-year treasury yield plus the margin that the Company pays above LIBOR in its credit agreement. The 10-year treasury yield was 4.4 percent and the spread over LIBOR was 1.3 percent.

8. Property and Equipment

Property and equipment consist of the following:

	December 27,	December 28,
	2009	2008
	(in thousands)

Land and improvements	$72,263	$74,107
Buildings and improvements	145,876	146,338
Furniture, fixtures and equipment	289,921	274,730
Leasehold improvements	203,582	211,093
Equipment under capitalized leases	8,884	30,560
Property leased to others	1,004	1,004
Construction in progress	2,138	3,083
	723,668	740,915
Less accumulated depreciation and amortization	(356,818)	(328,626)
	$366,850	$412,289

Depreciation and amortization of property and equipment was $47.3 million, $50.8 million and $50.9 million for the years ended December 27, 2009, December 28, 2008 and December 30, 2007, respectively.

9. Assets Held for Sale

Assets held for sale consist of the following:

	December 27,	December 28,
	2009	2008
	(in thousands)

Land	$1,308	$809
Buildings and improvements	535	—
Other assets	94	1,349
	$1,937	$2,158

As of December 27, 2009, the amount shown in assets held for sale on the consolidated balance sheet consists of assets related to a site the Company no longer plans to utilize and one restaurant closed during the second quarter of fiscal 2009. The amount in assets held for sale as of December 28, 2008 related to the Company’s aircraft and a site the Company no longer plans to utilize.

The Company ceases recognizing depreciation expense for all assets that are being held for sale.  During 2009, the Company sold its aircraft. As a result, the Company received proceeds of $1.0 million and recorded no gain or loss on the transaction.

10. Other Assets

Other assets consist of the following:

	December 27,	December 28,
	2009	2008
	(in thousands)

Non-qualified deferred compensation plan asset	$4,134	$3,261
Liquor licenses	3,504	3,534
Prepaid interest and finance costs	3,692	4,753
Other assets	2,075	6,963
	$13,405	$18,511

The prepaid interest and finance costs shown above are associated with the Company’s debt and are amortized over the life of the loan. At December 27, 2009, the aggregate cost basis of these investments, combined current and non-current, totaled $5.4 million.  Included in other assets for fiscal 2008 was an expected insurance recovery of $4.9 million related to a liquor liability claim where a verdict was awarded in favor of the plaintiff. This matter was settled in fiscal 2009.

11. Accrued Expenses

Accrued expenses consist of the following:

	December 27,	December 28,
	2009	2008
	(in thousands)

Accrued insurance expenses	$10,873	$11,544
Accrued employee benefits	2,599	4,086
Accrued interest	2,159	1,899
Accrued utilities	2,818	2,954
Accrued legal	445	846
Accrued other expenses	2,552	5,019
	$21,446	$26,348

The amount for accrued insurance expenses shown above primarily includes liabilities for workers’ compensation, general liability, and liquor liability claims. Included in accrued employee benefits are liabilities associated with the Company’s self-insured health insurance programs. The total of the accrued self-insured health insurance liabilities at December 27, 2009 and December 28, 2008 was $2.2 million and $3.5 million, respectively.

12. Long-Term Debt

Long-term debt consists of the following:
	December 27,	December 28,
	2009	2008
	(in thousands)

9% senior subordinated notes due 2013	$125,000	$125,000
Credit facility	—	23,812
Financing arrangements	320	531
Note payable to Stoney River Managing Partners	352	496
Secured mortgage note payable	17	48
	$125,689	$149,887
Fair value adjustments on hedged debt (Note 15)	2,770	3,488
Less current portion of long-term debt	(338)	(386)
Long-term debt, less current portion	$128,121	$152,989

The annual maturities of long-term debt, as of December 27, 2009 are approximately: $338,000-2010; $286,000-2011; $65,000-2012; $125,000,000- 2013.

(a) 9% Senior Subordinated Notes

In the fourth quarter of 2003, the Company amended and restated its Credit Agreement and issued $125 million aggregate principal amount of notes. The proceeds from the notes were used to pay off a term loan and to repay a portion of the credit loan under the Company’s bank credit facility. Interest on the notes accrues at the stated rate of 9 percent and is payable semi-annually on May 1 and November 1 of each year commencing May 1, 2004. The notes mature on November 1, 2013. The notes are unsecured, senior subordinated obligations and rank junior in right of payment to all of the Company’s existing and future senior debt (as defined in the indenture governing the notes).  The notes may be redeemed by the Company, subject to restrictions of the Company’s credit facility, at 103.0 percent of face value through October 31, 2010.  On November 1, 2010 the redemption price decreases to 101.5 percent of face value.

The Company had in place interest rate swaps which served as hedges of the variability of the fair value of $100.0 million of the $125.0 million of senior subordinated notes. In December 2008, the counterparties to the Company’s swap agreements exercised their right to exit the agreement in exchange for a $3.5 million payment of the remaining swap value.  The $3.5 million is recorded as a component of long-term debt and will be amortized over the life of the senior subordinated notes as a reduction to interest expense and is $2.8 million at December 27, 2009. At December 27, 2009, the Company had no derivative instruments.

(b) Credit Facility

The Company entered into a Second Amended and Restated Credit Agreement, dated as of October 18, 2006 (as amended, the “Credit Agreement”).  On December 5, 2008, the Company amended its Credit Agreement by making changes to certain defined terms and conditions. The Credit Agreement contains customary restrictive covenants, including limitations on dividends, repurchases of capital stock, sale leaseback transactions, the incurrence of additional indebtedness and mergers, acquisitions and asset sales.  During fiscal 2009, the Company sold certain assets related to the Ninety Nine distribution operations reducing the Company’s future borrowing capacity under the Credit Agreement to $83 million from $90 million. At December 27, 2009, the Company had no amounts outstanding on its credit facility and $14.3 million in letters of credit, which reduced its available borrowings under the Credit Agreement. Pursuant to the Credit Agreement, the Company has $68.7 million in remaining capacity at December 27, 2009.

The interest rates per annum applicable to loans outstanding under the Credit Agreement will, at the Company’s option, be equal to either a base rate or a LIBOR rate, in each case plus an applicable margin (2.0 percent to 3.25 percent in the case of base rate loans and 2.75 percent to 4.0 percent in the case of LIBOR rate loans), depending on the Company’s adjusted debt to EBITDAR ratio. In addition to the interest payments required under the Credit Agreement, the Company is required to pay a commitment fee on the aggregate average daily unused portion of the credit facility equal to 0.5 percent to 0.875 percent per annum, depending on the Company’s adjusted debt to EBITDAR ratio.  At December 27, 2009, the Company’s margin applicable to LIBOR loans was 275 basis points and the Company’s applicable commitment fee on the aggregate average daily unused portion of the credit facility was 0.5 percent.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires the Company to comply with certain financial covenants. The Company was in compliance with such covenants at December 27, 2009.  The Company’s obligations under the Credit Agreement are secured by liens on substantially all of its assets, including a pledge of the capital stock of the Company’s material subsidiaries (but excluding real property acquired after November 3, 2003).

See Note 26 of the notes to the consolidated financial statements which describes certain changes made to the terms of the Credit Agreement in 2010.

(c) Financing Arrangements

On August 21, 2008, the Company entered into three unsecured finance agreements relating to technology related maintenance.  The financing agreements bear interest at 4.25 percent and are payable in monthly installments, including interest through October 2011.

(d) Note Payable to Stoney River Managing Partners

During fiscal 2008, 2007 and 2006, the Company purchased minority interests of four Stoney River restaurants in which the managing partner held an interest.  The Company owes approximately $352,000 that bears interest at approximately 4.8 percent and is payable in annual installments maturing in 2010, 2011 and 2012.

(e) Secured Mortgage Note Payable

The secured mortgage note payable at December 27, 2009, bears interest at 10.5 percent, and is payable in monthly installments, including interest, through June 2010. This debt is collateralized by land and buildings, having a depreciated cost of approximately $380,000 at December 27, 2009.

13. Other Liabilities

Other liabilities consist of the following:

	December 27,	December 28,
	2009	2008
	(in thousands)

Deferred gain on sale leaseback transactions	$14,669	$15,726
Deferred rent	21,111	20,179
Nonqualified deferred compensation plan liability	4,134	3,261
Liability for uncertain tax positions	3,290	3,289
Other long-term liabilities	5,629	11,111
	$48,833	$53,566

The Company recognized a gain of $16.9 million on the sale and leaseback transactions completed during 2003 and a $4.5 million gain on the transaction completed in 2004. These gains are being deferred and amortized over the 20-year term of the leases that were entered into in conjunction with the transactions. Other long-term liabilities as of December 28, 2008 included a liquor liability claim of $4.9 million where a verdict was awarded in favor of the plaintiff. This matter was settled in fiscal 2009.

14. Lease Commitments

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

In addition, the Company has four separate lease agreements that cover lease arrangements for an aggregate of 30 of its Ninety Nine restaurants, each of which contains a fixed charge covenant calculation. Each of the four restaurant groups are subject to an annual fixed charge coverage ratio of 1.50 to 1.00. The fixed charge coverage ratio for one of the leases, which includes six Ninety Nine restaurants, was 1.48 to 1.00, which was below the required 1.50 to 1.00 minimum. In order to remain in compliance, we were required to make a rent prepayment of approximately $111,000.  The other three leases covering the remaining 24 restaurants exceeded the 1.50 to 1.00 minimum.

As of December 27, 2009 and December 28, 2008, $2.9 million and $9.0 million, respectively, of net book value of the Company’s property and equipment were under capitalized lease obligations. The assets under capital lease obligation primarily relate to restaurant furniture and fixtures and equipment.  Interest rates on capitalized lease obligations range from 3.8 percent to 7.6 percent.

Future minimum lease payments at December 27, 2009 are as follows:

	Capitalized
	Equipment	Operating
	Leases	Leases
	(in thousands)

2010	$1,763	$33,033
2011	1,840	32,590
2012	—	32,627
2013	—	32,429
2014	—	31,773
Thereafter	—	210,000
Total minimum lease payments	$3,603	$372,452
Less amount representing interest	(164)
Net minimum lease payments	3,439
Less current portion	(1,641)
Capitalized lease obligations, net of current portion	$1,798

Rent expense for fiscal 2009, 2008 and 2007 for operating leases is as follows:

	2009	2008	2007
	(in thousands)
Minimum rentals	$31,389	$31,328	$32,850
Contingent rentals	238	286	416
	$31,627	$31,614	$33,266

15.	Derivative Instruments and Hedging Activities.

The Company had interest rate related derivative instruments to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging and fair value hedging purposes. That is, the Company does not speculate using derivative instruments.

At December 30, 2007, the Company had interest rate swap agreements with a financial institution that effectively converted $100 million of the fixed-rate indebtedness related to its $125.0 million senior subordinated notes due 2013 into variable rate obligations. The swaps were based on six-month LIBOR rates in arrears plus a specified margin, the average of which is 3.9 percent. The terms and conditions of these swaps mirrored the interest terms and conditions on the notes.  During the first quarter of 2008, one of the banks participating in the swaps decided to no longer participate, which reduced the total notional amount of the Company’s swaps by $22.0 million.  On December 17, 2008, the remaining counterparties to the Company’s remaining swap agreements exercised their right to exit the agreements in exchange for $3.5 million payment of the remaining swap value, which is included as long-term debt in the Company’s consolidated balance sheet.  This fair value adjustment will be amortized against interest expense over the life of the senior subordinated notes.  The Company did not have any swap arrangements as of December 27, 2009. The unamortized swap cancellation payment was $2.8 million as of December 27, 2009.

16. Income Taxes

The total income tax expense (benefit) for each respective year is as follows:

	2009	2008	2007
	(in thousands)
Income tax expense (benefit) attributable to:
Earnings (loss) before income taxes	$2,147	$14,823	$(1,724)
Shareholders’ equity, tax benefit derived from non-qualified stock options exercised	—	(177)	(737)
	$2,147	$14,646	$(2,461)

Income tax expense (benefit) related to (loss) earnings before income taxes for each respective year is as follows:

	2009	2008	2007
	(in thousands)
Current	$2,785	$(7,843)	$8,804
Deferred	(638)	22,666	(10,528)
	$2,147	$14,823	$(1,724)

Income tax expense attributable to (loss) earnings before income taxes differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax (loss) earnings as a result of the following:

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes due to:
State income taxes, net of federal tax benefit	(12.1)	(0.7)	(9.0)
Tax credits, primarily FICA tip credits	102.9	4.1	(95.3)
Stock compensation expense	(38.3)	(0.5)	—
Federal and state income tax contingency accruals, net of federal tax benefit	—	0.6	9.1
Deferred compensation	—	—	5.4
Joint venture	(0.6)	(0.5)	2.8
Valuation allowance	(125.0)	(51.9)	24.2
Other	(3.4)	1.3	(3.5)
	(41.5)%	(12.6)%	(31.3)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

	December 27,	December 28,
	2009	2008
	(in thousands)
Deferred tax assets:
Workers’ compensation, general liability, and employee health insurance accruals	4,023	3,847
Accrued compensation	4,333	5,462
Restricted stock	1,046	2,210
Asset impairment and exit cost	12,640	11,961
Property and equipment, principally due to differences in depreciation and amortization	4,963	—
Tax credits, primarily FICA tip credits	21,364	17,629
Federal net operating loss carry back and state carry forwards	4,052	5,084
Goodwill	20,331	22,390
Other	2,469	2,939
Total gross deferred tax assets	75,221	71,522
Deferred tax asset valuation allowance	(72,263)	(65,791)
Total net deferred tax assets (liabilities)	2,958	5,731
Deferred tax liabilities:
Trademark intangible	4,535	3,716
Property and equipment, principally due to differences in depreciation and amortization	—	4,230
Total gross deferred tax liabilities	4,535	7,946
Net deferred tax liability	$(1,577)	$(2,215)

The net deferred tax assets (liabilities) are classified as follows:

	2009	2008
	(in thousands)

Deferred income taxes, non-current liability	$(1,386)	$(3,109)
Deferred income taxes, current (liability) asset	(191)	894
	$(1,577)	$(2,215)

The Company has gross state net operating loss carry-forwards of $91.5 million to reduce future tax liabilities, which begin to expire at various times starting in 2010 and federal general business tax credits of $21.4 million which begin to expire at various times starting in 2025.

The Company has established a valuation allowance of $72.3 million and $65.8 million as of December 27, 2009 and December 28, 2008, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized which includes substantially all deferred tax assets. The change in the deferred tax valuation allowance was $6.5 million in 2009. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Under FASB ASC 740, the Company is required to assess whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the goodwill impairment charge in 2008 and the current year loss, the Company has a three-year cumulative pre-tax loss. A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Therefore, the Company has established a valuation allowance against all deferred tax assets, with the exception of $3.0 million and $1.5 million for 2009 and 2008, respectively, relating to  federal and state net operating loss carryovers expected to be realized. The deferred tax valuation allowance may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized.  To form a conclusion that some or all of the deferred tax assets will be realized, the Company will need to periodically evaluate all available evidence, such as whether future taxable income and reversal of temporary differences provides sufficient positive evidence to offset any potential negative evidence that may exist at such time, including the Company’s three-year cumulative pre-tax loss. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released.

The Company has a $3.3 million liability recorded as of December 27, 2009 and December 28, 2008 for uncertain tax positions, including $0.5 million and $0.7 million in interest as of December 27, 2009 and December 28, 2008, respectively.  The liability remained unchanged year over year due to $0.6 million of tax and interest released as a result of tax positions taken during a prior year and a reduction of $1.1 million of tax and interest reversed as a result of a lapse of applicable statutes of limitation, offset by an increase of $1.7 million of tax and interest accrued as a result of tax positions taken during the current fiscal year. As of December 27, 2009, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $0.8 million compared to $0.7 for fiscal 2008.  The Company believes that $2.1 million of tax positions will be settled within twelve months of the year ended December 27, 2009 as a result of the closing of statutes for certain tax years and applications for change in method of accounting the Company expects to file during the same period.  Those tax positions include certain deductions for uniform capitalization and bonus accruals.  The tax years 2005 to 2008 remain open to examination by major taxing jurisdictions.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 27, 2009 and December 28, 2008. The tabular reconciliation is shown without interest, and is adjusted for uncertain tax positions included in state net operating losses.  The amount of interest expense is $0.5 million and $0.7 million and the adjustment for state net operating losses is $0.6 million and $0.8 million for fiscal years ended December 27, 2009 and December 28, 2008, respectively.

	2009	2008
	(in thousands)

Beginning balance	$3,398	$8,364
Gross prior year increases	82	463
Gross prior year decreases	(1,033)	(5,999)
Gross current year increases	1,732	1,176
Settlements	(21)	(162)
Lapse of statue of limitations	(803)	(444)
Ending balance	$3,355	$3,398

17. Shareholders’ Equity

During 2008, the Company paid a dividend of $0.06 per share during the first, second and third quarters to its shareholders.  Total dividends of $3.9 million were recorded in 2008 as a reduction to retained earnings.  On May 18, 2007, the Company announced that its Board of Directors approved an increase in the Company’s existing share repurchase authorization from $25 million to $50 million.  On February 7, 2008, the Company announced that its Board of Directors approved an increase in its share repurchase authorization of $20 million. As of December 28, 2008, the Company had repurchased approximately 4.0 million shares of its common stock on the open market for $54.8 million, which has been recorded as a reduction to common stock.  The Company’s repurchase price average was $13.57 per share. Pursuant to the Credit Agreement the Company was prohibited from issuing dividends and repurchasing stock during fiscal 2009.

The Company’s charter authorizes 100,000 shares of preferred stock which the Board of Directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 27, 2009, no preferred shares had been issued.

18. (Loss) Earnings Per Share and Weighted Average Shares

The following is a reconciliation of the Company’s basic and diluted (loss) earnings per share calculation applying the two-class method. As the Company incurred a net loss in fiscal 2009 and 2008, the weighted average common shares outstanding used in the determination of the fiscal 2009 and 2008 loss per common share is used for the diluted loss per common share as well. The adoption of the provisions of FASB ASC 260 reduced basic and diluted earnings per share by $0.01 for fiscal 2007.

	2009	2008	2007
	(in thousands, except per share data)

Net (loss) earnings	$(7,325)	$(132,497)	$7,309
Less: Unvested participating restricted stock dividends	—	—	(109)
Less: Net earnings allocated to unvested participating restricted stock	—	—	(108)
(Loss) earnings (attributable) available to common shareholders	$(7,325)	$(132,497)	$7,092

Weighted average common shares outstanding	20,826	20,898	23,352
Incremental options and restricted shares outstanding	—	—	136
Weighted average diluted common shares outstanding	20,826	20,898	23,488

Basic (loss) earnings per common share	$(0.35)	$(6.34)	$0.30
Diluted (loss) earnings per common share	$(0.35)	$(6.34)	$0.30

Options for 2.3 million, 1.2 million, and 1.5 million shares were excluded from the 2009, 2008, and 2007 diluted weighted average share calculations, respectively, due to these shares being anti-dilutive. In addition, restricted stock awards for 0.6 million, 0.9 million and 0.8 million shares were excluded from the 2009, 2008, and 2007 diluted weighted average shares calculations, respectively, due to these shares being anti-dilutive.

19. Team Member Benefit Plans

The Company maintains a 401(k) salary reduction and profit-sharing plan called the “O’Charley’s Inc. 401(k) Plan” (the “Plan”). Under the Plan, team members can make contributions, subject to an annual statutory limit, of the lesser of 60 percent of their annual compensation or $16,500. The Company contributes annually to the Plan an amount equal to 50 percent of team member contributions up to 3 percent of the team member’s annual compensation, subject to certain limitations. Company contributions vest at the rate of 25 percent each year beginning after the team member’s initial year of employment. Additional employer contributions over the initial contribution are made at the discretion of the Board of Directors. Company contributions were approximately $957,000 in 2009, $1,026,000 in 2008 and $1,103,000 in 2007.

The Company maintains a deferred compensation plan for a select group of management team members to provide supplemental retirement income benefits through deferrals of salary and bonus. Participants in this plan can contribute, on a pre-tax basis, up to 50 percent of their base pay and 100 percent of their annual performance bonuses. The Company contributes annually to this plan an amount equal to a matching formula of each participant’s deferrals. Company contributions were approximately $329,000 for 2009, $502,000 for 2008 and $434,000 for 2007. The amount of the deferred compensation plan liability, payable to the participants at December 27, 2009 and December 28, 2008, was approximately $4,644,000 and $6,033,000, respectively, and is recorded in accrued expenses and other liabilities and other assets (current and long-term) on the consolidated balance sheets as of December 27, 2009 and December 28, 2008.

20. Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information is as follows:

	2009	2008	2007
	(in thousands)

Cash paid for interest (1)	$8,567	$11,341	$12,314
Income taxes paid (refunded), net	500	(2,519)	7,640
Other non-cash transactions:
Transfer of assets between assets held-for-sale and property and equipment, net	2,056	3,308	4,410
Change in fair value of hedging instrument	(718)	2,298	1,189
Financed maintenance agreements	—	531	—
Additions to capitalized lease obligations	$—	$479	$—

(1)	Cash paid for interest is net of the $3.5 million received in 2009 for termination of the swap agreement.

21. Litigation and Contingencies

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

22. Joint Venture Arrangements

      The Company had entered into joint venture arrangements to develop and operate O’Charley’s restaurants.  On June 2, 2009, the Company purchased the remaining interest in the Wi-Tenn Restaurants, LLC joint venture from Wi-Tenn Investors, LLC for $50,000.  The joint venture had operated one O’Charley’s restaurant in Grand Chute, Wisconsin.  This location has become a company-owned restaurant and is expected to remain open.

On September 28, 2009, the Company purchased the remaining interest in the JFC Enterprises, LLC joint venture from the joint venture partner for $250,000.  The joint venture had operated two O’Charley’s restaurants in the southern Louisiana area.  These locations have become company-owned restaurants and are expected to remain open.

As a result of these transactions, the Company had no joint venture agreements as of December 27, 2009.

23. Franchising Arrangements

The Company may from time to time enter into franchising agreements to develop and operate O’Charley’s restaurants.  According to its franchising agreements, the Company is required to provide access to certain contractual arrangements that the Company has with its vendors in order for the franchisee to benefit from those contracts. The franchisee is required to pay a portion of the total development fees based on the number of total contracted restaurants at the closing of the agreement. The franchisee is also required to pay the remaining portion of the development fee to the Company as each new restaurant opens. The development fees paid have been deferred and will be recognized in income as each restaurant opens. The development fees for the franchisee range from $25,000 to $50,000 per restaurant. The franchisee is also required to pay franchise fee and marketing fund fees that are based on a percentage of sales.

Meritage

On December 30, 2003, the Company entered into a multi-unit franchise agreement with a franchisee, Meritage Hospitality Group, Inc. to develop and operate O’Charley’s restaurants in Michigan. The agreement specifies the franchisee will develop 15 new O’Charley’s restaurants. As of December 27, 2009 the franchisee had opened four O’Charley’s restaurants.

Pursuant to the arrangement, the development fees for the franchisee are $50,000 each for the first two restaurants and $25,000 each for the remaining 13 restaurants. The franchisee was required to pay $212,500 in development fees at the closing of the agreement, which represents half of the fees associated with the 15 restaurants agreed upon. The Company did not recognize any development fee income in 2009, 2008 or 2007. Additionally, pursuant to a settlement agreement that the Company reached with Meritage in 2007 related to a lawsuit which Meritage had dismissed, the Company agreed to provide certain financial and other accommodations to Meritage, including the tolling of Meritage’s development obligations as well as temporary franchise fee relief in fiscal years 2007, 2008, and 2009.

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

Pursuant to the arrangement, the franchisee was required to pay $100,000 in development fees at the closing of the agreement, which represents a portion of the fees associated with the ten restaurants agreed upon. Additionally, pursuant to a Special Assistance Agreement, the Company agreed to provide certain financial and other accommodations to Four Star Restaurant Group, LLC, including temporary royalty relief and the return of a portion of the pre-paid development fees.  Under this agreement all territorial rights and grants under the Development Agreement were revoked and terminated.  During 2007, this franchisee opened one restaurant in Des Moines, Iowa and the Company recognized development fees of $50,000 in income. The Company did not recognize any development fee income in 2009 and 2008. However, upon termination of the agreement on October 23, 2009 for default, the pre-paid development fees were forfeited and the Company closed the one restaurant in West Des Moines, Iowa.

O’Candall Group, Inc.

On May 18, 2005, the Company entered into a Development Agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants by 2013.  As of December 27, 2009, the franchisee had opened five O’Charley’s restaurants. The initial development plans are expected to focus on the Tampa, Florida, Orlando, Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio markets.

Pursuant to the arrangement, the development fees for the franchisee are $50,000 for the initial restaurants and $25,000 each for the remaining restaurants in each of its five granted areas. The franchisee was required to pay $500,000 in development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The Company recognized income of $100,000 in development fees in 2009 for the opening of two restaurants and $50,000 in development fees in 2008 and 2007 related to the opening of a franchised restaurant in each of those fiscal years

Delaware North Companies Travel Hospitality Services, Inc.

On February 1, 2007, the Company entered into an Operating Agreement with Delaware North Companies Travel Hospitality Services (“DNC”). Under the terms of the agreement, DNC and/or certain of its affiliates developed and operate one O’Charley’s Restaurant in the Nashville International Airport located in Nashville Tennessee.

Pursuant to the Operating Agreement the development fees for the franchisee were $30,000 for the restaurant. The Company recognized $30,000 in development fees in fiscal 2007 related to the opening of the franchised restaurant.

24. Quarterly Financial and Restaurant Operating Data (Unaudited)

The following is a summary of certain quarterly results of operations data for each of the last two fiscal years.
	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
	(dollars in thousands, except per share data)
2009
Revenues	$291,658	$206,217	$194,096	$188,869
Income (loss) from operations	$11,984	$5,231	$261	$(11,094)
Net earnings (loss) attributable to common shareholders	$7,141	$2,894	$(2,146)	$(15,216)
Basic earnings (loss) attributable to common shareholders per share (5)	$0.34	$0.14	$(0.10)	$(0.72)
Diluted earnings (loss) attributable to common shareholders per share (5)	$0.34	$0.13	$(0.10)	$(0.72)
Company-owned restaurants in operation, end of quarter	359	359	361	362

2008
Revenues	$297,495	$221,143	$209,642	$202,880
Income (loss) from operations	$8,578	$394	$(48,614)	$(63,057)
Net earnings (loss) attributable to common shareholders	$10,377	$(7,834)	$(66,822)	$(68,217)
Basic earnings (loss) attributable to common shareholders per share (5)	$0.48	$(0.38)	$(3.29)	$(3.34)
Diluted earnings (loss) attributable to common shareholders per share (5)	$0.48	$(0.38)	$(3.29)	$(3.34)
Company-owned restaurants in operation, end of quarter	352	355	357	359

(1) During the first quarter of 2009, the Company recorded additional impairment charges related to its one airplane of $0.3 million that was also later sold during fiscal 2009.

(2) During the second quarter of 2009, the Company recorded impairment charges with respect to three O’Charley’s restaurants, all of which will remain open, and other minor impairments resulting in impairment changes of $1.4 million. During the second quarter 2008, the Company recorded impairment charges with respect to two O’Charley’s restaurants and one Ninety Nine restaurant, all of which will remain open, resulting in a total impairment charge of $1.9 million.

(3) During the third quarter of 2009, the Company recorded impairment charges with respect to one O’Charley’s restaurant, which will remain open and other minor impairment charges of $0.1 million. During the third quarter 2008, the Company recorded an estimated goodwill impairment charge of $48.0 million related to its Ninety Nine restaurants (see Note 4 of consolidated financial statements) and a valuation allowance against the Company’s deferred tax assets of $36.0 million.

(4) During the fourth quarter of 2009, the Company recorded impairment charges with respect to four O’Charley’s restaurants, ten Ninety Nine restaurants and two Stoney River restaurants, of which one Stoney River restaurant closed during fiscal 2009, one O’Charley’s and three Ninety Nine restaurants closed subsequent to the end of fiscal 2009, with plans to close two additional Ninety Nine restaurants, and other previous restaurant impairment charges resulting in an impairment charge of $9.1 million. The other impaired restaurants will remain open. During the fourth quarter 2008, the Company recorded an additional goodwill impairment charge of $45.7 million related to its Ninety Nine and Stoney River restaurants (see Note 4 of consolidated financial statements). The Company also recorded restaurant impairment charges of $15.4 million for five O’Charley’s restaurants, nine Ninety Nine restaurants, two Stoney River restaurants, of which one Stoney River restaurant closed during fiscal 2009, the other impaired restaurants are expected to remain open, and the Company’s one airplane. The Company also recorded a valuation allowance against the Company’s deferred tax assets of $25.6 million.

(5) Quarterly earnings (loss) per share calculations may not add to reported year-to-date earnings (loss) per share due to share repurchases and other changes in weighted shares outstanding.

25. Commitments

The Company has purchase commitments with various vendors through 2017. Outstanding commitments as of December 27, 2009 were $276.0 million.  These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, the Company used the existing market prices at December 27, 2009 to determine the amount of the obligation.

26. Subsequent Events

On January 26, 2010 the Company entered into its Third Amended and Restated Credit Agreement to enhance its financial flexibility.  The maximum borrowing capacity was reduced from $83 million, which was scheduled to be reduced to $65 million on April 18, 2010, to $45 million.  The prior Credit Agreement had participation from nine banks while the current credit agreement has participation from three banks. The maximum adjusted leverage ratio was reduced from 5.50 to 5.25.  The definitions of adjusted leverage ratio and senior secured ratio have been changed, and the expansion of capital expenditures is limited to 15% of EBITDA (as defined in the amended credit agreement) in 2010 and 30% of EBITDA in subsequent years. Under the amended credit agreement, the Company is permitted to repurchase its 9% senior subordinated notes due in 2013, subject to certain limitations and the Company reduced the number of collateral mortgages on its company-owned restaurants from 88 to 47. The amended credit agreement also “resets” the restricted payments basket for dividends and stock repurchases, however, such payments are currently restricted by its bond indenture. The amended credit agreement also permits sale-leaseback transactions, subject to certain limitations.

Subsequent to the end of fiscal 2009, the Company closed one O’Charley’s restaurant and three Ninety Nine restaurants, and has plans to close two additional Ninety Nine restaurants.

The Company evaluated subsequent events as of the filing of these financial statements with the Securities and Exchange Commission and other than the events disclosed in this footnote, found no material subsequent events requiring additional disclosure or recognition in this Form 10-K.

27. Supplementary Condensed Consolidating Financial Information of Subsidiary Guarantors

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company and the subsidiary guarantors as of December 27, 2009 and December 28, 2008 and for each of the fiscal years in the three-year period ended December 27, 2009.

Consolidating Balance Sheet
As of December 27, 2009

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$2,127	$19,753	$—	$21,880
Trade accounts receivable, less allowance for doubtful accounts	8,280	9,139	(210)	17,209
Intercompany (payable) receivable	(257,253)	226,774	30,479	—
Inventories	4,663	5,931	—	10,594
Assets held for sale	809	1,128	—	1,937
Other current assets	1,961	2,462	11	4,434
Total current (liabilities) assets	(239,413)	265,187	30,280	56,054
Property and equipment, net	256,799	110,051	—	366,850
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	208,619	30,042	(225,256)	13,405
Total Assets (Liabilities)	$226,030	$431,201	$(194,976)	$462,255

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$4,484	$(12)	$629	$5,101
Accrued payroll and related expenses	12,052	3,992	—	16,044
Accrued expenses	16,287	5,365	(206)	21,446
Deferred revenue	—	18,598	(629)	17,969
Federal, state and local taxes (receivable) payable	(14,234)	24,693	—	10,459
Current portion of long-term debt and capitalized lease obligations	1,835	144	—	1,979
Total current liabilities	20,424	52,780	(206)	72,998
Deferred income taxes	1,386	—	—	1,386
Other liabilities	28,234	20,499	100	48,833
Long-term debt, less current portion	151,272	528	(23,679)	128,121
Capitalized lease obligations, less current portion	1,548	250	—	1,798
Shareholders’ Equity (Deficit):
Common stock	119,138	343,431	(301,055)	161,514
(Accumulated deficit) retained earnings	(95,972)	13,713	129,864	47,605
Total shareholders’ equity (deficit)	23,166	357,144	(171,191)	209,119
Total Liabilities and Shareholders’ Equity (Deficit)	$226,030	$431,201	$(194,976)	$462,255

Consolidating Balance Sheet
As of December 28, 2008

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$2,924	$(2,639)	$6,533	$6,818
Trade accounts receivable, less allowance for doubtful accounts	15,254	7,825	(199)	22,880
Intercompany (payable) receivable	(289,991)	256,670	33,321	—
Inventories	4,535	19,187	66	23,788
Deferred income taxes	510	384	—	894
Assets held for sale	809	1,349	—	2,158
Other current assets	1,972	4,963	43	6,978
Total current (liabilities) assets	(263,987)	287,739	39,764	63,516
Property and equipment, net	279,656	129,657	2,976	412,289
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	216,067	33,309	(230,865)	18,511
Total Assets (Liabilities)	$231,761	$476,626	$(188,125)	$520,262

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$7,552	$3,205	$5,709	$16,466
Accrued payroll and related expenses	13,235	3,856	11	17,102
Accrued expenses	17,742	8,840	(234)	26,348
Deferred revenue	—	18,690	(578)	18,112
Federal, state and local taxes (receivable) payable	(14,408)	25,045	94	10,731
Current portion of long-term debt and capitalized lease obligations	6,010	630	—	6,640
Total current liabilities	30,131	60,266	5,002	95,399
Deferred income taxes	3,109	—	—	3,109
Other liabilities	29,462	23,169	935	53,566
Long-term debt, less current portion	174,774	883	(22,668)	152,989
Capitalized lease obligations, less current portion	2,917	522	—	3,439
Shareholders’ Equity (Deficit):
Common stock	114,071	343,431	(300,672)	156,830
(Accumulated deficit) retained earnings	(122,703)	48,355	129,278	54,930
Total shareholders’ (deficit) equity	(8,632)	391,786	(171,394)	211,760
Total Liabilities and Shareholders’ Equity (Deficit)	$231,761	$476,626	$(188,125)	$520,262

Consolidating Statement of Operations
For the Year Ended December 27, 2009

	Parent Company	Subsidiary Guarantor	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$499,684	$360,759	$19,466	$879,909
Commissary sales	—	50,854	(50,854)	—
Franchise and other revenue	981	168	(218)	931
	500,665	411,781	(31,606)	880,840
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	145,018	105,820	5,985	256,823
Payroll and benefits	185,931	132,077	(6,213)	311,795
Restaurant operating costs	91,498	68,187	15,859	175,544
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	422,447	306,084	15,631	744,162

Cost of commissary sales	—	49,795	(49,795)	—
Advertising and marketing expenses	—	32,462	256	32,718
General and administrative expenses	5,254	34,455	(1,366)	38,343
Depreciation and amortization of property and equipment	27,030	19,508	745	47,283
Impairment, disposal and restructuring charges, net	3,504	7,471	380	11,355
Pre-opening costs	2	595	—	597
	458,237	450,370	(34,149)	874,458
Income (Loss) from Operations	42,428	(38,589)	2,543	6,382
Other Expense (Income):
Interest expense, net	12,882	(1,631)	377	11,628
Other, net	(68)	—	—	(68)
	12,814	(1,631)	377	11,560
Earnings (Loss) Before Income Taxes	29,614	(36,958)	2,166	(5,178)
Income Tax Expense	2,090	57	—	2,147
Net Earnings (Loss)	$27,524	$(37,015)	$2,166	$(7,325)

Consolidating Statement of Operations
For the Year Ended December 28, 2008

	Parent Company	Subsidiary Guarantor	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$522,106	$383,718	$24,493	$930,317
Commissary sales	—	85,234	(85,234)	—
Franchise and other revenue	996	157	(310)	843
	523,102	469,109	(61,051)	931,160
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	153,296	113,908	8,801	276,005
Payroll and benefits	192,057	139,581	(5,642)	325,996
Restaurant operating costs	97,552	72,396	18,018	187,966
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	442,905	325,885	21,177	789,967

Cost of commissary sales	—	85,047	(85,047)	—
Advertising and marketing expenses	—	33,888	369	34,257
General and administrative expenses	6,554	38,902	(1,164)	44,292
Depreciation and amortization of property and equipment	29,322	20,540	914	50,776
Impairment, disposal and restructuring charges, net	4,797	9,808	2,384	16,989
Goodwill impairment	—	93,656	—	93,656
Pre-opening costs	2,181	1,740	—	3,921
	485,759	609,466	(61,367)	1,033,858
Income (Loss) from Operations	37,343	(140,357)	316	(102,698)
Other Expense (Income):
Interest expense, net	18,257	(3,964)	673	14,966
Other, net	10	—	—	10
	18,267	(3,964)	673	14,976
Earnings (Loss) Before Income Taxes	19,076	(136,393)	(357)	(117,674)
Income Tax Expense (Benefit)	15,172	(349)	—	14,823
Net Earnings (Loss)	$3,904	$(136,044)	$(357)	$(132,497)

Consolidating Statement of Operations
For the Year Ended December 30, 2007

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$542,900	$398,991	$27,606	$969,497
Commissary sales	—	244,553	(236,770)	7,783
Franchise and other revenue	935	(105)	(358)	472
	543,835	643,439	(209,522)	977,752
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	157,993	116,854	9,252	284,099
Payroll and benefits	192,807	142,854	(4,017)	331,644
Restaurant operating costs	97,254	69,562	17,975	184,791
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	448,054	329,270	23,210	800,534

Cost of commissary sales	—	243,790	(236,090)	7,700
Advertising and marketing expenses	—	32,150	387	32,537
General and administrative expenses	9,386	42,705	(3,421)	48,670
Depreciation and amortization of property and equipment	28,746	20,946	1,190	50,882
Impairment, disposal and restructuring charges, net	(91)	11,619	5,009	16,537
Pre-opening costs	1,801	1,311	(47)	3,065
	487,896	681,791	(209,762)	959,925
Income (Loss) from Operations	55,939	(38,352)	240	17,827
Other Expense (Income):
Interest expense, net	15,421	(3,898)	806	12,329
Other, net	54,203	(54,290)	—	(87)
	69,624	(58,188)	806	12,242
(Loss) Earnings Before Income Taxes	(13,685)	19,836	(566)	5,585
Income Tax Expense (Benefit)	4,307	(6,208)	177	(1,724)
Net (Loss) Earnings	$(17,992)	$26,044	$(743)	$7,309

Consolidating Statement of Cash Flows
For the Year Ended December 27, 2009

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net earnings (loss)	$27,524	$(37,015)	$2,166	$(7,325)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	27,030	19,508	745	47,283
Amortization of debt issuance costs and swap termination payments, net	282	—	—	282
Deferred income taxes and other income tax related items	(638)	—	—	(638)
Share-based compensation	4,489	—	—	4,489
Amortization of deferred gain on sale-leasebacks	(1,056)	—	—	(1,056)
Loss on the sale of assets	83	46	—	129
Non-cash impairment, disposal and restructuring charges, net	3,506	7,469	—	10,975
Noncontrolling interests	—	—	(83)	(83)
Changes in assets and liabilities:
Trade accounts and other receivables	3,464	(1,314)	11	2,161
Inventories	(127)	6,897	66	6,836
Other current assets	11	2,501	32	2,544
Trade accounts payable	(3,069)	(3,217)	(5,079)	(11,365)
Deferred revenue	—	(93)	(51)	(144)
Accrued payroll, accrued expenses, and federal, state and local taxes	(2,655)	(3,690)	(78)	(6,423)
Other long-term assets and liabilities	5,846	575	(5,694)	727
Net cash provided by (used in) operating activities	64,690	(8,333)	(7,965)	48,392
Cash Flows from Investing Activities:
Additions to property and equipment	(10,181)	(6,714)	2,231	(14,664)
Proceeds from the sale of assets	68	7,903	—	7,971
Other, net	(28,692)	29,536	(799)	45
Net cash (used in) provided by investing activities	(38,805)	30,725	1,432	(6,648)
Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(30,452)	—	—	(30,452)
Payments to noncontrolling interests	(300)	—	—	(300)
Proceeds from the exercise of stock options and issuances under stock purchase plan	799	—	—	799
Proceeds from swap cancellation	3,510	—	—	3,510
Shares tendered and retired for minimum tax withholding	(220)	—	—	(220)
Debt issuance costs	(19)	—	—	(19)
Net cash used in financing activities	(26,682)	—	—	(26,682)
(Decrease) increase in cash and cash equivalents	(797)	22,392	(6,533)	15,062
Cash and cash equivalents at beginning of the year	2,924	(2,639)	6,533	6,818
Cash and cash equivalents at end of the year	$2,127	$19,753	$—	$21,880

Consolidating Statement of Cash Flows
For the Year Ended December 28, 2008

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net earnings (loss)	$3,904	$(136,044)	$(357)	$(132,497)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	29,322	20,540	914	50,776
Amortization of debt issuance costs and swap termination payments, net	1,326	—	—	1,326
Deferred income taxes and other income tax related items	22,666	—	—	22,666
Share-based compensation	5,917	—	—	5,917
Amortization of deferred gain on sale-leasebacks	(1,056)	—	—	(1,056)
Loss on the sale of assets	59	—	—	59
Goodwill impairment	—	93,656	—	93,656
Non-cash impairment, disposal and restructuring charges, net	46	14,208	2,634	16,888
Changes in assets and liabilities:
Trade accounts and other receivables	(3,217)	1,260	(83)	(2,040)
Inventories	(430)	(4,967)	(9)	(5,406)
Other current assets	(2)	(3,386)	10	(3,378)
Trade accounts payable	(1,777)	707	6,728	5,658
Deferred revenue	—	420	(116)	304
Accrued payroll, accrued expenses, and federal, state and local taxes	4,075	119	180	4,374
Other long-term assets and liabilities	(3,439)	(1,035)	1,563	(2,911)
Net cash provided by (used in) operating activities	57,394	(14,522)	11,464	54,336
Cash Flows from Investing Activities:
Additions to property and equipment	(20,582)	(28,851)	2,033	(47,400)
Proceeds from the sale of assets	2,405	—	1,779	4,184
Other, net	(26,735)	34,465	(7,627)	103
Net cash (used in) provided by investing activities	(44,912)	5,614	(3,815)	(43,113)
Cash Flows from Financing Activities:
Proceeds from long-term debt	23,812	—	—	23,812
Payments on long-term debt and capitalized lease obligations	(8,360)	—	(1,149)	(9,509)
Dividends Paid	(3,864)	—	—	(3,864)
Shares repurchased	(24,775)	—	—	(24,775)
Proceeds from the exercise of stock options and issuances under stock purchase plan	1,109	—	—	1,109
Excess tax benefit derived from share-based payments	177	—	—	177
Shares tendered and retired for minimum tax withholding	(583)	—	—	(583)
Debt issuance costs	(891)	—	—	(891)
Other financing activities	137	—	—	137
Net cash used in financing activities	(13,238)	—	(1,149)	(14,387)
(Decrease) increase in cash and cash equivalents	(756)	(8,908)	6,500	(3,164)
Cash and cash equivalents at beginning of the year	3,680	6,269	33	9,982
Cash and cash equivalents at end of the year	$2,924	$(2,639)	$6,533	$6,818

Consolidating Statement of Cash Flows
For the Year Ended December 30, 2007

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net (loss) earnings	$(17,992)	$26,044	$(743)	$7,309
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	28,746	20,946	1,190	50,882
Amortization of debt issuance costs and swap termination payments, net	870	—	—	870
Deferred income taxes and other income tax related items	(7,760)	—	—	(7,760)
Share-based compensation	4,036	—	—	4,036
Amortization of deferred gain on sale-leasebacks	(1,056)	—	—	(1,056)
Loss on the sale of assets	199	—	—	199
Impairment, disposal and restructuring charges, net	(2,647)	11,619	5,010	13,982
Noncontrolling interests	(77)	—	—	(77)
Changes in assets and liabilities:
Trade accounts receivable	(1,834)	(651)	36	(2,449)
Inventories	(432)	12,712	30	12,310
Other current assets	423	955	(4)	1,374
Trade accounts payable	(6,728)	(4,453)	4,441	(6,740)
Deferred revenue	—	(1,972)	16	(1,956)
Accrued payroll, accrued expenses, and federal, state and local taxes	(9,320)	173	(29)	(9,176)
Other long-term assets and liabilities	2,958	(1,186)	2,131	3,903
Net cash (used in) provided by operating activities	(10,614)	64,187	12,078	65,651
Cash Flows from Investing Activities:
Additions to property and equipment	(18,835)	(31,482)	(1,681)	(51,998)
Proceeds from the sale of assets	4,303	10,391	—	14,694
Other, net	64,191	(53,351)	(10,694)	146
Net cash provided by (used in) investing activities	49,659	(74,442)	(12,375)	(37,158)
Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(10,415)	—	—	(10,415)
Dividends Paid	(4,228)	—	—	(4,228)
Shares repurchased	(30,000)	—	—	(30,000)
Proceeds from the exercise of stock options and issuances under stock purchase plan	6,262	—	—	6,262
Excess tax benefit derived from share-based payments	737	—	—	737
Shares tendered and retired for minimum tax withholding	(738)			(738)
Debt issuance costs	(52)	—	—	(52)
Net cash used in financing activities	(38,434)	—	—	(38,434)
Increase (decrease) in cash and cash equivalents	611	(10,255)	(297)	(9,941)
Cash and cash equivalents at beginning of the year	3,069	16,524	330	19,923
Cash and cash equivalents at end of the year	$3,680	$6,269	$33	$9,982

Schedule II Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Description
Valuation allowance for deferred tax assets
Year ended December 27, 2009	$65,791	$8,298	$—	$1,826	$72,263
Year ended December 28, 2008	$4,772	$61,621	$—	$602	$65,791
Year ended December 30, 2007	$4,288	$485	$—	$1	$4,772

For the year ended December 27, 2009, the additions charged to costs and expenses reflects the additional valuation allowance needed to offset the increase in deferred tax assets from the prior year. For the year ended December 28, 2008, the additions charged to costs and expenses are more than prior years due to the establishment of the valuation allowance against substantially all deferred tax assets. The deductions for the year ended December 27, 2009 are greater than prior years due to utilization and realization of state net operating losses, which have been reduced for state adjustment items.

See accompanying report of the independent registered public accounting firm.

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 27, 2009, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

O’Charley’s Inc.:

We have audited O’Charley’s Inc.’s (the Company’s) internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, O’Charley’s Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O’Charley’s Inc. as of December 27, 2009 and December 28, 2008 and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the fiscal years in the three-year period ended December 27, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee

March 12, 2010

Item 9B.               Other Information.

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 12, 2010, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11.               Executive Compensation.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 12, 2010, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Director Compensation” and “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 12, 2010, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Security Ownership of Certain Beneficial Owners,” “Election of Directors” and “Equity Compensation Plans” information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 12, 2010, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Certain Transactions” information required by Item 13 of Form 10-K and is incorporated herein by reference.

Item 14.               Principal Accounting Fees and Services.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 12, 2010, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Fees Billed to the Company by KPMG LLP During 2009 and 2008” information required by Item 14 of Form 10-K and is incorporated herein by reference.

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements: See Item 8

2.	Financial Statement Schedules: See Item 8

3.	Management Contracts and Compensatory Plans and Arrangements

•	CHUX Ownership Plan (included as Exhibit 10.1)

•	Amendment to CHUX Ownership Plan (included as Exhibit 10.2)

•	O’Charley’s 2000 Stock Incentive Plan (included as Exhibit 10.3)

•	O’Charley’s Inc. Executive Incentive Plan (included as Exhibit 10.4)

•	O’Charley’s Inc. 2008 Equity and Incentive Plan (included as Exhibit 10.5)

•	Form of Incentive Stock Option Agreement (included as Exhibit 10.18)

•	Form of Non-Qualified Stock Option Agreement (included as Exhibit 10.19)

•	Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (included as Exhibit 10.20)

•	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (included as Exhibit 10.21)

•	Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (included as Exhibit 10.22)

•	Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (included as Exhibit 10.23)

•	Form of Restricted Stock Agreement for Directors (included as Exhibit 10.24)

•	Form of Non-qualified Stock Option (included as Exhibit 10.25)

•	Summary of Director and Executive Officer Compensation (included as Exhibit 10.27)

•	O’Charley’s Inc. Deferred Compensation Plan (restated) (included as Exhibit 10.28)

•	Amended and Restated Executive Employment Agreement, dated June 3, 2009, between O’Charley’s Inc. and Jeffrey D. Warne (included as Exhibit 10.29)

•
Form of Executive Employment Agreement, dated November 6, 2007, between O’Charley’s Inc. and each of Lawrence E. Hyatt, Wilson L. Craft, John R. Grady and Lawrence D. Taylor (included as Exhibit 10.30)

•	Form of First Amendment to O’Charley’s Inc. Executive Employment Agreement, dated January 12, 2009 (included as Exhibit 10.31)

•	Form of Second Amendment to O’Charley’s Inc. Executive Employment Agreement, dated March 11, 2009 (included as Exhibit 10.32)

•	First Amendment to O’Charley’s Inc. Executive Employment Agreement between O’Charley’s Inc. and Lawrence E. Hyatt dated January 12, 2009 (included as Exhibit 10.33)

•	Executive Employment Agreement, dated March 10, 2008, between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.34)

•	Transition Agreement and General Release, dated February 12, 2009, between O’Charley’s Inc. and Gregory L. Burns (included as Exhibit 10.35)

4. Exhibits:

Exhibit Number		Description
2.1	—

Asset Purchase Agreement by and among O’Charley’s Inc., 99 Boston, Inc., 99 Boston of Vermont, Inc., Doe Family II LLC, and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601 (b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002) (File No. 0-18629)

2.2	—

Merger Agreement by and among O’Charley’s Inc., Volunteer Acquisition Corporation, 99 West, Inc., and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002) (File No. 0-18629)

3.1	—

Restated Charter of O’Charley’s Inc. (restated electronically for Commission filing purposes only) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009)

3.2	—	Amended and Restated Bylaws of O’Charley’s Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009)
4.1	—	Form of Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)
4.2	—

Rights Agreement, dated December 8, 2000, between the Company and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2000) (File No. 0-18629)

4.3	—

Indenture, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc. and The Bank of New York (including Form of 144A Global Note and Form of Regulation S Temporary Global Note). (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003) (File No. 0-18629)

10.1	—	CHUX Ownership Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders filed with the Commission on April 8, 2009)
10.2	—	Amendment to CHUX Ownership Plan
10.3	—	O’Charley’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000) (File No. 0-18629)
10.4	—

O’Charley’s Inc. Executive Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the Commission on April 19, 2007) (File No. 0-18629)

10.5	—	O’Charley’s Inc. 2008 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2008)
10.6	—

Master Lease, dated December 4, 2001, by and between Double 9 Property I LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.7	—

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

10.8	—

Master Lease, dated December 4, 2001, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.9	—

First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.10	—

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

10.11	—

Master Lease, dated December 4, 2001, by and between Double 9 Property III LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.12	—

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

10.13	—

Master Lease, dated December 4, 2001, by and between Double 9 Property IV LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.14	—

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

Third Amended and Restated Credit Agreement, dated as of January 26, 2010, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A. as Syndication Agent, Regions Bank, as Documentation Agent, Wells Fargo Securities, LLC, Regions Bank and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Running Managers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2010)

10.17	—

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

10.18	—	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004) (File No. 0-18629)
10.19	—	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004) (File No. 0-18629)
10.20	—

Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004) (File No. 0-18629)

10.21	—

Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004) (File No. 0-18629)

10.22	—

Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007) (File No. 0-18629)

10.23	—

Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007) (File No. 0-18629)

10.24	—	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004) (File No. 0-18629)
10.25	—	Form of Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 19, 2009)
10.26	—

Lease, dated as of December 17, 2004, between Bellingham Mechanic, LLC and 99 Commissary, LLC and related Guaranty. (incorporated by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-K for the year ended December 26, 2004)

10.27	—	Summary of Director and Executive Officer Compensation
10.28	—	O’Charley’s Inc. Deferred Compensation Plan (restated)
10.29	—

Amended and Restated Executive Employment Agreement, dated June 3, 2009, between O’Charley’s Inc and Jeffrey D. Warne (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2009)

10.30	—

Form of Executive Employment Agreement, dated November 6, 2007, between O’Charley’s Inc. and each of Lawrence E. Hyatt, John R. Grady and Lawrence D. Taylor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2007)

10.31	—

Form of First Amendment to O’Charley’s Inc. Executive Employment Agreement, dated January 12, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2009)

10.32	—

Form of Second Amendment to O’Charley’s Inc. Executive Employment Agreement, dated March 11, 2009 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008)

10.33	—

First Amendment to O’Charley’s Inc. Executive Employment Agreement between O’Charley’s Inc. and Lawrence E. Hyatt, dated January 12, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2009)

10.34	—

Executive Employment Agreement, dated March 10, 2008, between O’Charley’s Inc. and Gregory L. Burns (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2008)

10.35	—

Transition Agreement and General Release, dated February 12, 2009, between O’Charley’s Inc. and Gregory L. Burns (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009)

10.36	—

Settlement Agreement, dated as of March 12, 2008, by and among O’Charley’s Inc., Eric S. Rosenfeld, Crescendo Partners II, L.P., Series Z, Crescendo Partners III, L.P., Crescendo Investments II, LLC and Crescendo Investments III, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2008)

10.37	—

Second Settlement Agreement, dated as of December 22, 2008, by and among O’Charley’s Inc., Eric S. Rosenfeld, Crescendo Partners II, L.P., Series Z, Crescendo Partners III, L.P., Crescendo Investments II, LLC and Crescendo Investments III, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2008)

21	—	Subsidiaries of the Company
23	—	Consent of KPMG LLP
31.1	—	Certification Jeffrey D. Warne, Chief Executive Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Jeffrey D. Warne, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’CHARLEY’S INC.

Date: March 12, 2010                By:  /s/ JEFFREY D. WARNE
                    Jeffrey D. Warne
                    Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/JEFFREY D. WARNE	Director, Chief Executive Officer and President	March 12, 2010
Jeffrey D. Warne	(Principal Executive Officer)
/s/ LAWRENCE E. HYATT	Chief Financial Officer and Treasurer	March 12, 2010
Lawrence E. Hyatt	(Principal Financial Officer)
/s/ R. JEFFREY WILLIAMS	Chief Accounting Officer and Corporate Controller	March 12, 2010
R. Jeffrey Williams	(Principal Accounting Officer)
/s/ PHILIP J. HICKEY, JR	Chairman of the Board	March 12, 2010
Philip J. Hickey, Jr.
/s/ ARNAUD AJDLER	Director	March 12, 2010
Arnaud Ajdler
/s/ WILLIAM F. ANDREWS	Director	March 12, 2010
William F. Andrews
/s/ DOUGLAS BENHAM	Director	March 12, 2010
Douglas Benham
/s/ GREGORY MONAHAN	Director	March 12, 2010
Gregory Monahan
/s/ DALE W. POLLEY	Director	March 12, 2010
Dale W. Polley
/s/ RICHARD REISS, JR	Director	March 12, 2010
Richard Reiss, Jr.
/s/ H. STEVE TIDWELL	Director	March 12, 2010
H. Steve Tidwell
/s/ ROBERT J. WALKER	Director	March 12, 2010
Robert J. Walker
/s/SHIRLEY A. ZEITLIN	Director	March 12, 2010
Shirley A. Zeitlin