Form 10-Q
period 2010-04-18
O CHARLEYS INC
filed 2010-05-21
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 18, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2010

Common Stock, no par value	21,629,815 shares

O’Charley’s Inc.

Form 10-Q
For the 16 Weeks Ended April 18, 2010

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	April 18,	December 27,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$28,964	$21,880
Trade accounts receivable, net	14,146	17,209
Inventories	8,898	10,594
Assets held for sale	1,937	1,937
Other current assets	5,198	4,434
Total current assets	59,143	56,054

Property and equipment, net of accumulated depreciation of $367,264 and $356,818	351,217	366,850
Trade names and other intangible assets	25,946	25,946
Other assets	14,910	13,405
Total Assets	$451,216	$462,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$10,560	$5,101
Accrued payroll and related expenses	14,658	16,044
Accrued expenses	26,501	21,446
Deferred revenue	8,305	17,969
Federal, state and local taxes	13,747	10,459
Current portion of long-term debt and capitalized lease obligations	1,995	1,979
Total current liabilities	75,766	72,998

Deferred income taxes	1,849	1,386
Other liabilities	48,261	48,833
Long-term debt, less current portion	117,747	128,121
Capitalized lease obligations, less current portion	1,234	1,798

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000 shares; issued and outstanding, 21,630 in 2010 and 21,547 in 2009	163,100	161,514
Retained earnings	43,259	47,605
Total shareholders’ equity	206,359	209,119
Total Liabilities and Shareholders’ Equity	$451,216	$462,255

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
16 Weeks Ended April 18, 2010 and April 19, 2009
(In thousands, except per share data)
(Unaudited)

	2010	2009

Revenues:
Restaurant sales	$271,154	$291,364
Franchise and other revenue	333	294
	271,487	291,658
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	79,554	85,024
Payroll and benefits	94,758	99,323
Restaurant operating	54,827	56,588
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	229,139	240,935

Advertising and marketing	11,767	10,451
General and administrative	10,948	12,708
Depreciation and amortization of property and equipment	13,624	15,023
Impairment and disposal charges, net	5,552	292
Pre-opening costs	7	265
	271,037	279,674
Income from Operations	450	11,984

Other Expense:
Interest expense, net	4,043	4,043
Other, net	3	9
	4,046	4,052
(Loss) Earnings Before Income Taxes	(3,596)	7,932
Income Tax Expense	748	791
Net (Loss) Earnings	$(4,344)	$7,141

Net (Loss) Attributable/Earnings Available to Common Shareholders	$(4,344)	$6,924

Basic and diluted (loss) earnings per common share:
Net (Loss) Earnings	$(0.21)	$0.34
Weighted average common shares outstanding	21,066	20,599

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
16 Weeks Ended April 18, 2010 and April 19, 2009
(In thousands)
(Unaudited)

	2010	2009

Cash Flows from Operating Activities:
Net (loss) earnings	$(4,344)	$7,141
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,624	15,023
Amortization of debt issuance costs and swap termination payment	463	86
Share-based compensation	1,434	1,338
Loss on early extinguishment of debt	198	—
Amortization of deferred gain on sale-leasebacks	(325)	(325)
Deferred income taxes and other income tax related items	622	(2,252)
Loss on the sale of assets	16	20
Impairment and disposal charges, net	5,552	292
Changes in assets and liabilities:
Trade accounts and other receivables	3,063	4,887
Inventories	1,696	1,755
Other current assets	(765)	248
Trade accounts payable	5,459	(3,078)
Deferred revenue	(9,664)	(10,278)
Accrued payroll, accrued expenses, and federal, state and local taxes	6,512	6,365
Other long-term assets and liabilities	(1,292)	1,338
Net cash provided by operating activities	22,249	22,560

Cash Flows from Investing Activities:
Additions to property and equipment	(2,970)	(2,040)
Other, net	5	31
Net cash used in investing activities	(2,965)	(2,009)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(708)	(26,465)
Repurchase of senior notes	(9,993)	—
Debt issuance costs	(1,631)	—
Proceeds from swap cancellation	—	3,510
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	386	404
Shares tendered and retired for minimum tax withholdings	(257)	(90)
Excess tax benefit from share-based payments	5	—
Dividends paid	(2)	—
Net cash used in financing activities	(12,200)	(22,641)
Increase (decrease) in cash and cash equivalents	7,084	(2,090)
Cash and cash equivalents at beginning of the period	21,880	6,818
Cash and cash equivalents at end of the period	$28,964	$4,728

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
16 Weeks Ended April 18, 2010
(In thousands)
(Unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance, December 27, 2009	21,547	$161,514	$47,605	$209,119
Comprehensive loss:
Net loss	—	—	(4,344)	(4,344)
Shares tendered and retired for minimum tax withholdings	(34)	(257)	—	(257)
Exercise of employee stock options, including tax benefits	—	5	—	5
Shares issued under CHUX Ownership Plan	52	386	—	386
Dividends paid	—	—	(2)	(2)
Share-based compensation expense	65	1,452	—	1,452
Balance, April 18, 2010	21,630	$163,100	$43,259	$206,359

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16 Weeks Ended April 18, 2010 and April 19, 2009
(Unaudited)

A.	BASIS OF PRESENTATION

O’Charley’s Inc. (the “Company”) owns and operates 234 (at April 18, 2010) full-service restaurant facilities in 17 states in the East, Southeast and Midwest under the trade name “O’Charley’s,” 113 full-service restaurant facilities in nine states throughout New England and Mid-Atlantic under the trade name “Ninety Nine Restaurants,” and 11 full-service restaurant facilities in six states in the East, Southeast and Midwest under the trade name “Stoney River Legendary Steaks.” As of April 18, 2010, the Company had ten franchised O’Charley’s restaurants in five states.

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

These unaudited interim consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these unaudited interim consolidated financial statements in conformity with GAAP.

B.	FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Fair Value of Financial Instruments,” (“ASC 825”), requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of ASC 825 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments, such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of April 18, 2010 and December 27, 2009.   Book value approximates fair value for substantially all of the Company’s financial assets and liabilities that fall under the scope of ASC 825, except for the Company’s 9 percent senior subordinated notes (our “Senior Notes”). The fair value of the Senior Notes was $118.3 million and $123.8 million as of April 18, 2010 and December 27, 2009, respectively, compared to the carrying value of $115.2 and $125 million as of April 18, 2010 and December 27, 2009, respectively. The fair value of the Senior Notes was based on quoted market prices as of the last day of the first quarter of fiscal 2010 and last day of fiscal 2009.

ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined under ASC 820 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Level 1                  Inputs based on quoted prices in active markets for identical assets.

Level 2                  Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.

Level 3                  Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the quarter ended April 18, 2010.  Assets measured at fair value on a recurring basis are summarized in the table below (in thousands):

	Fair Value Measurement
Description	Level	April 18, 2010	December 27, 2009

Deferred compensation plan assets	1	$4,546	$4,644

The deferred compensation plan assets are comprised of various investment funds, which are valued based upon their quoted market prices.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized in the table below (in thousands):

	Fair Value Measurement at Reporting Date Using
	April 18, 2010 Carrying Value	Level 1	Level 2	Level 3	Total Losses

Long-lived assets held and used	$2,568	$—	$—	$2,568	$(4,948)
Total	$2,568	$—	$—	$2,568	$(4,948)

In accordance with ASC 360, “Property, Plant, and Equipment,” long-lived assets held and used with a carrying amount of $7.5 million were written down to their fair value of $2.6 million during the first quarter of fiscal 2010, resulting in a loss of $4.9 million, which was included in net loss for the quarter ended April 18, 2010 and are included in impairment and disposal charges, net on the statement of operations. When future positive cash flows are projected, but less than the carrying value, Level 3 fair value is determined by projected future discounted cash flows for each restaurant location. The discount rate is the Company’s weighted average borrowing rate on outstanding debt during fiscal 2010 which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable for the restaurant. When the real estate value is deemed the highest and best use of the property, the fair value is determined using a valuation model that is based upon recent appraisals of the most representative operating location(s) based upon proximity, sales level, square footage, and land area. Long-lived assets held and used in the table above are restaurants that were impaired as a result of the Company’s quarterly impairment review.

C.	IMPAIRMENT AND DISPOSAL, NET

Long-lived assets, such as property and equipment and indefinite-lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first fiscal quarter of 2010, impairment and disposal charges, net were $5.6 million related primarily to the $4.9 million for the impairment of four O’Charley’s restaurants which will remain open, and $0.6 million of net exit and disposal costs relating to lease obligations for closed restaurants, and other minor impairments, as compared to $0.3 million for the same prior-year period.

The $0.6 million of net exit and disposal costs relate to three Ninety Nine restaurants closed during the first quarter of fiscal 2010 and one O’Charley’s restaurant that was previously closed.  These four restaurant locations currently have operating lease obligations with lease termination dates ranging from 2010 to 2014.  The present value of remaining lease obligations expected to be paid for these four restaurants was $0.8 million.  The difference between the exit and disposal costs recognized as an expense and the $0.8 million liability relates to the reversal of the remaining deferred straight-line rent obligations of $0.2 million.

A reconciliation of the liability balance is summarized in the table below (in thousands):

Abandonment of Excess Leased Facilities
Balance, December 27, 2009	$—
Adjustment	831
Payments	—
Balance, April 18, 2010	$831

D.	SHARE-BASED COMPENSATION

Total share-based compensation expense was $1.4 million and $1.3 million for the 16 weeks ended April 18, 2010 and April 19, 2009, respectively.  The Company’s net share-based compensation expense primarily consisted of expense associated with restricted stock awards and to a lesser extent expense associated with unvested stock options and the Company’s employee share purchase plan.

During the 16 weeks ended April 18, 2010, the Company issued 77,000 shares of restricted stock awards to certain employees and has recognized approximately $30,000 of expense related to these awards. The Company also issued 30,000 shares of non-qualified stock options to certain members of senior management and has recognized approximately $7,000 of expense related to these awards.  As of April 18, 2010, there were 2.3 million options outstanding and 0.5 million restricted stock awards outstanding.

Additionally, during the first quarter of fiscal 2010, approximately $2,000 of dividends were paid upon the vesting of performance-based restricted stock awards.

E.   LONG-TERM DEBT

On January 26, 2010 the Company entered into its Third Amended and Restated Credit Agreement.  The maximum borrowing capacity was reduced from $83 million (originally scheduled to be reduced to $65 million on April 18, 2010) to $45 million.  The prior credit agreement had participation from nine banks, while the current credit agreement has participation from three banks. The maximum adjusted leverage ratio was reduced from 5.50 to 5.25.  The definitions of adjusted leverage ratio and senior secured ratio have been changed, and capital expenditures for expansion (as defined by The Amended and Restated Credit Agreement) are limited to 15% of EBITDA in 2010 and 30% of EBITDA in subsequent years. Under this amended credit agreement, the Company is permitted to repurchase its Senior Notes due in 2013, subject to certain limitations. This amended credit agreement also reduced the number of company-owned restaurants subject to collateral mortgages from 88 to 47. This amended credit agreement also “resets” the restricted payments basket for dividends and bond repurchases; however, such payments are currently restricted by the governing bond indenture. The amended credit agreement also permits sale-leaseback transactions, subject to certain limitations.  At April 18, 2010, the Company had no amounts outstanding on its revolving credit facility and $12.6 million outstanding in letters of credit, which reduced its available capacity under the Credit Agreement to $32.4 million.  During the 16 weeks ended April 18, 2010, the Company repurchased $9.8 million of its Senior Notes due 2013 resulting in a loss on early extinguishment of debt of $0.2 million, which is included in interest expense, net.

F.   NET (LOSS) EARNINGS PER COMMON SHARE

Under ASC 260, “Earnings Per Share,” (“ASC 260”), the two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings.  Under this method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders.  The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.  Since the Company had net losses for the 16 weeks ended April 18, 2010, undistributed losses were not allocated to participating securities.  Since the Company had net earnings for the 16 weeks ended April 19, 2009, undistributed income was allocated to participating securities; however, there was no impact on diluted earnings per share.  No dividends were declared in the 16 weeks ended April 18, 2010 or April 19, 2009.

       Following is a reconciliation of the Company’s basic and diluted (loss) earnings per share calculation applying the two-class method (in thousands, except per share data):

	16 Weeks Ended

	April 18,	April 19,
	2010	2009

Net (loss) earnings	$(4,344)	$7,141
Less: Net earnings allocated to unvested participating restricted stock	—	(217)
(Loss) attributable/earnings available to common shareholders	$(4,344)	$6,924

Weighted average common shares outstanding	21,066	20,599
Incremental options outstanding	—	—
Weighted average diluted common shares outstanding	21,066	20,599

Basic and diluted (loss) earnings per common share	$(0.21)	$0.34

Options for 2.3 million and 2.1 million shares and restricted stock awards for 0.5 million and 0.6 million shares were excluded from the 2010 and 2009 16-week diluted weighted average share calculations, respectively, due to these awards being anti-dilutive.

G.	DERIVATIVE INSTRUMENTS

On December 17, 2008, the counterparties to the Company’s interest rate swap agreements exercised their right to exit the agreements in exchange for a $3.5 million payment of the remaining swap value.  This amount is included as long-term debt in the Company’s consolidated balance sheet and is being amortized against interest expense over the remaining life of the Senior Notes.  For the 16 weeks ended April 18, 2010, $0.4 million was amortized against interest expense.  As of April 18, 2010, the amount remaining to be amortized was $2.4 million.  The Company did not have any swap arrangements as of April 18, 2010.

H.	LEGAL PROCEEDINGS

The Company is a defendant from time to time in various legal proceedings arising in the ordinary course of its business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants; claims relating to workplace, workers compensation and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to its franchising initiatives; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

The Company does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur liabilities, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect its consolidated results of operations, or on occasion, receive settlements that favorably affect its consolidated results of operations.

I.	ASSETS HELD FOR SALE

The amount shown in assets held for sale as of April 18, 2010 on the consolidated balance sheet consists of a restaurant that was sold for a nominal gain, subsequent to the end of the first quarter of fiscal 2010 and a site the Company no longer plans to utilize that is currently being marketed for sale.  The combined net book value of these assets on April 18, 2010 was $1.9 million. The Company does not recognize depreciation expense for assets held for sale.

J.	INCOME TAXES

During the first quarter ended April 18, 2010, the Company performed its quarterly assessment of its net deferred tax assets. Under ASC 740, “Income Taxes” (“ASC 740”), companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  As a result of the goodwill impairment charge recognized by the Company during fiscal 2008, the Company had a three-year cumulative pre-tax loss.  In evaluating all of the positive and negative evidence in determining that a valuation allowance was required, pursuant to ASC 740, the Company evaluated future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, if applicable, and tax planning strategies, and compared the likelihood of these sources of income in light of the recent pre-tax losses and determined that it is more likely than not that the Company will not be able to realize its net deferred tax assets in the future. A cumulative pre-tax loss is given considerably more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome.

  The difference between the Company’s estimated annual tax rate of negative 16.3 percent and the negative 20.8 percent rate in the first quarter of 2010 relates to certain discrete items, primarily the addition to expense of $0.3 million of valuation reserve associated with certain state net operating loss carry-forwards, partially offset by a reduction of expense related to uncertain tax positions.  The change in the effective tax rate from fiscal 2009 to fiscal 2010 is the result of fluctuations in pre-tax net (loss) earnings and the related rate impacts of federal tax credits on the expected full year results, as well as changes in the fiscal 2010 valuation allowance.

For the 16 weeks ended April 18, 2010, the Company has recorded income tax expense of $0.8 million. The Company projects that its tax credits, which are primarily the FICA (Social Security and Medicare taxes) tip credits and the WOTC (Work Opportunity Tax Credit), will be $7.6 million for the year.  The FICA tip credit is a non refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips.  WOTC is available for wages paid by employers who hire individuals from certain targeted groups of hard-to-employ individuals.

K.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 2010-06, except for the requirement to provide the Level 3 activity on a gross basis, did not have any impact on the Company’s consolidated financial statements. The Company does not expect the requirement to provide the Level 3 activity on a gross basis to have an impact on its consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”), which amends the guidance on variable interest entities in ASC 810, “Consolidation,” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, ASU 2009-17 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  ASU 2009-17 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of ASU 2009-17 did not have an impact on the Company’s unaudited interim consolidated financial statements.

L.	SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of April 18, 2010 and December 27, 2009 and for the 16 week periods ended April 18, 2010 and April 19, 2009.

Consolidating Balance Sheet
As of April 18, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,330	$27,634	$—	$28,964
Trade accounts receivable, net	5,773	8,868	(495)	14,146
Intercompany (payable) receivable	(236,796)	206,317	30,479	—
Inventories	4,151	4,747	—	8,898
Assets held for sale	809	1,128	—	1,937
Other current assets	2,828	2,359	11	5,198
Total current (liabilities) assets	(221,905)	251,053	29,995	59,143

Property and equipment, net	245,952	105,265	—	351,217
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	209,854	30,312	(225,256)	14,910
Total Assets (Liabilities)	$233,926	$412,551	$(195,261)	$451,216

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$11,128	$(1,197)	$629	$10,560
Accrued payroll and related expenses	10,720	3,938	—	14,658
Accrued expenses	20,870	6,122	(491)	26,501
Deferred revenue	—	8,934	(629)	8,305
Federal, state and local taxes	(12,935)	26,682	—	13,747
Current portion of long-term debt and capitalized lease obligations	1,852	143	—	1,995
Total current liabilities (assets)	31,635	44,622	(491)	75,766

Deferred income taxes	1,849	—	—	1,849
Other liabilities	27,140	21,021	100	48,261
Long-term debt, less current portion	141,056	371	(23,680)	117,747
Capitalized lease obligations, less current portion	1,037	197	—	1,234

Shareholders’ Equity (Deficit):
Common stock	120,725	343,431	(301,056)	163,100
Retained (deficit) earnings	(89,516)	2,909	129,866	43,259
Total shareholders’ equity (deficit)	31,209	346,340	(171,190)	206,359
Total Liabilities and Shareholders’ Equity (Deficit)	$233,926	$412,551	$(195,261)	$451,216

Consolidating Balance Sheet
As of December 27, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,127	$19,753	$—	$21,880
Trade accounts receivable, net	8,280	9,139	(210)	17,209
Intercompany (payable) receivable	(257,253)	226,774	30,479	—
Inventories	4,663	5,931	—	10,594
Assets held for sale	809	1,128	—	1,937
Other current assets	1,961	2,462	11	4,434
Total current (liabilities) assets	(239,413)	265,187	30,280	56,054

Property and equipment, net	256,799	110,051	—	366,850
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	208,619	30,042	(225,256)	13,405
Total Assets (Liabilities)	$226,030	$431,201	$(194,976)	$462,255

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$4,484	$(12)	$629	$5,101
Accrued payroll and related expenses	12,052	3,992	—	16,044
Accrued expenses	16,287	5,365	(206)	21,446
Deferred revenue	—	18,598	(629)	17,969
Federal, state and local taxes	(14,234)	24,693	—	10,459
Current portion of long-term debt and capitalized lease obligations	1,835	144	—	1,979
Total current liabilities (assets)	20,424	52,780	(206)	72,998

Deferred income taxes	1,386	—	—	1,386
Other liabilities	28,234	20,499	100	48,833
Long-term debt, less current portion	151,272	528	(23,679)	128,121
Capitalized lease obligations, less current portion	1,548	250	—	1,798

Shareholders’ Equity (Deficit):
Common stock	119,138	343,431	(301,055)	161,514
Retained (deficit) earnings	(95,972)	13,713	129,864	47,605
Total shareholders’ equity (deficit)	23,166	357,144	(171,191)	209,119
Total Liabilities and Shareholders’ Equity (Deficit)	$226,030	$431,201	$(194,976)	$462,255

Consolidating Statement of Operations
16 Weeks Ended April 18, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$156,785	$110,122	$4,247	$271,154
Franchise and other revenue	212	121	—	333
	156,997	110,243	4,247	271,487

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	45,947	32,083	1,524	79,554
Payroll and benefits	56,986	40,004	(2,232)	94,758
Restaurant operating	28,815	21,744	4,268	54,827
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	131,748	93,831	3,560	229,139

Advertising and marketing	—	11,720	47	11,767
General and administrative	1,726	9,483	(261)	10,948
Depreciation and amortization of property and equipment	7,678	5,780	166	13,624
Impairment and disposal charges, net	5,025	527	—	5,552
Pre-opening costs	—	7	—	7
	146,177	121,348	3,512	271,037
Income (loss) from Operations	10,820	(11,105)	735	450
Other Expense:
Interest expense, net	3,862	181	—	4,043
Other, net	3	—	—	3
	3,865	181	—	4,046
Earnings (Loss) Before Income Taxes	6,955	(11,286)	735	(3,596)
Income Tax Expense	495	253	—	748
Net Earnings (Loss)	$6,460	$(11,539)	$735	$(4,344)

Consolidating Statement of Earnings
16 Weeks Ended April 19, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$165,822	$118,354	$7,188	$291,364
Commissary sales	—	26,122	(26,122)	—
Franchise and other revenue	297	100	(103)	294
	166,119	144,576	(19,037)	291,658

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	47,868	35,097	2,059	85,024
Payroll and benefits	58,901	42,115	(1,693)	99,323
Restaurant operating	28,405	23,039	5,144	56,588
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	135,174	100,251	5,510	240,935

Cost of commissary sales	—	25,495	(25,495)	—
Advertising and marketing	—	10,332	119	10,451
General and administrative	1,875	11,135	(302)	12,708
Depreciation and amortization of property and equipment	8,715	6,057	251	15,023
Impairment and disposal, net	(6)	298	—	292
Pre-opening costs	1	264	—	265
	145,759	153,832	(19,917)	279,674
Income (loss) from Operations	20,360	(9,256)	880	11,984
Other Expense:
Interest expense, net	3,655	196	192	4,043
Other, net	9	—	—	9
	3,664	196	192	4,052
Earnings (Loss) Before Income Taxes	16,696	(9,452)	688	7,932
Income Tax Expense	689	102	—	791
Net Earnings (Loss)	$16,007	$(9,554)	$688	$7,141

 Consolidating Statement of Cash Flows
16 Weeks Ended April 18, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net earnings (loss)	$6,460	$(11,539)	$735	$(4,344)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,678	5,780	166	13,624
Amortization of debt issuance costs and swap termination payment	463	—	—	463
Share–based compensation	1,434	—	—	1,434
Loss on early extinguishment of debt	198	—	—	198
Amortization of deferred gain on sale-leasebacks	(325)	—	—	(325)
Deferred income taxes and other income tax related items	622	—	—	622
Loss on the sale of assets	17	(1)	—	16
Impairment and disposal charges, net	5,550	2	—	5,552
Changes in assets and liabilities:
Trade accounts and other receivables	2,507	271	285	3,063
Inventories	511	1,185	—	1,696
Other current assets	(867)	102	—	(765)
Trade accounts payable	6,644	(1,185)	—	5,459
Deferred revenue	—	(9,664)	—	(9,664)
Accrued payroll, accrued expenses, and federal, state and local taxes	4,106	2,691	(285)	6,512
Other long-term assets and liabilities	(1,553)	261	—	(1,292)
Net cash provided by (used in) operating activities	33,445	(12,097)	901	22,249

Cash Flows from Investing Activities:
Additions to property and equipment	(1,802)	(1,002)	(166)	(2,970)
Other, net	(20,240)	20,980	(735)	5
Net cash (used in) provided by investing activities	(22,042)	19,978	(901)	(2,965)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(708)	—	—	(708)
Repurchase of senior notes	(9,993)			(9,993)
Debt issuance costs	(1,631)	—	—	(1,631)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	386	—	—	386
Shares tendered and retired for minimum tax withholding	(257)	—	—	(257)
Excess tax benefit from share-based payments	5	—	—	5
Dividends paid	(2)	—	—	(2)
Net cash used in financing activities	(12,200)	—	—	(12,200)

(Decrease) increase in cash and cash equivalents	(797)	7,881	—	7,084
Cash and cash equivalents at beginning of the period	2,127	19,753	—	21,880
Cash and cash equivalents at end of the period	$1,330	$27,634	$—	$28,964

Consolidating Statement of Cash Flows
16 Weeks Ended April 19, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net earnings (loss)	$16,007	$(9,554)	$688	$7,141
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	8,715	6,057	251	15,023
Amortization of debt issuance costs	86	—	—	86
Share–based compensation	1,338	—	—	1,338
Amortization of deferred gain on sale-leasebacks	(325)	—	—	(325)
Deferred income taxes and other income tax related items	(2,252)	—	—	(2,252)
Loss on the sale of assets	15	5	—	20
Impairment and disposal charges, net	(8)	300	—	292
Changes in assets and liabilities:
Trade accounts receivable	5,395	(790)	282	4,887
Inventories	(83)	1,837	1	1,755
Other current assets	479	1,678	(1,909)	248
Trade accounts payable	1,309	(2,996)	(1,391)	(3,078)
Deferred revenue	—	(10,230)	(48)	(10,278)
Accrued payroll, accrued expenses, and federal, state and local taxes	6,332	261	(228)	6,365
Other long-term assets and liabilities	356	981	1	1,338
Net cash provided by (used in) operating activities	37,364	(12,451)	(2,353)	22,560

Cash Flows from Investing Activities:
Additions to property and equipment	(787)	(1,072)	(181)	(2,040)
Other, net	(14,542)	14,500	73	31
Net cash (used in) provided by investing activities	(15,329)	13,428	(108)	(2,009)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(26,465)	—	—	(26,465)
Proceeds from swap cancellation	3,510	—	—	3,510
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	404	—	—	404
Shares tendered and retired for minimum tax withholding	(90)	—	—	(90)
Net cash used in financing activities	(22,641)	—	—	(22,641)

(Decrease) increase in cash and cash equivalents	(606)	977	(2,461)	(2,090)
Cash and cash equivalents at beginning of the period	2,924	(2,639)	6,533	6,818
Cash and cash equivalents at end of the period	$2,318	$(1,662)	$4,072	$4,728

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “seek,” “forecast,” or similar expressions.  These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the continued deterioration in the United States economy and the related adverse effect on our sales of decreases in consumer spending; our ability to achieve our internal forecast of sales and profitability; our ability to comply with the terms and conditions of our financing agreements; our ability to maintain or increase same store sales and operating margins at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; the effect of increased competition; our ability to successfully implement changes to our supply chain; our ability to sell closed restaurants and other surplus assets; our ability to successfully implement and realize projected benefits of our turnaround and transformation process, and other initiatives;  the result of existing or proposed government laws and regulation; the resolution of outstanding legal proceedings; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (“the Commission”). Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a multi-concept restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of April 18, 2010, we operated 234 O’Charley’s company-owned restaurants in 17 states in the East, Southeast and Midwest, 113 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic, and 11 Stoney River restaurants in six states in the East, Southeast and Midwest. As of April 18, 2010, we had ten franchised O’Charley’s restaurants in five states.  Our fiscal year ends on the last Sunday of the calendar year.  We have one reportable segment.

In response to the macroeconomic conditions of the past two years, much of management’s focus has been on controlling margins, reducing overhead costs, maximizing cash flow, and reducing debt.  We believe that we have made considerable progress in these areas, and that the tools we applied, such as our theoretical food, labor, and beverage cost systems, continue to contribute positively to our operating results.  We also continue to improve our Guest Satisfaction Index “GSI” scores, with a 300 basis point improvement in overall satisfaction at O’Charley’s and a 200 basis point improvement at Ninety Nine in the first quarter of fiscal 2010 compared to the prior year quarter.  Going forward, we believe that our primary focus must be on positioning each of our brands to drive profitable sales:

At our O’Charley’s restaurants, we have conducted extensive market research over the past year to better understand the perceptions of the brand.  Based upon this research, we believe that many guests no longer perceive O’Charley’s to have better food and service than its competitors, causing many of them to defect from the brand or reduce their frequency of visits.  In response, we have a series of initiatives underway to build upon the brand’s existing strengths by simplifying the menu, improving the quality of every menu item, and sharpening our focus on steaks, our unique cedar-planked cooking platform, fresh hamburgers, and signature salads.  Every menu category will have a value-priced offering to appeal to the price sensitive guest.  We recognize that the turnaround in guest perceptions of O’Charley’s may not happen quickly.  In the short term, we plan to drive sales by increasing the focus on value with a new value menu, and attractively-priced appetizers and cocktails.  In addition, we plan to improve the level of service and the timing of food execution and consistency by re-training and re-certifying our management teams and then cascade this training to every team member at our O’Charley’s restaurants.

At our Ninety Nine restaurants, we plan to continue to strengthen the loyalty of our core guests, who appreciate a friendly environment that offers generous portions of high quality traditional fare at moderate prices.  Our “Nine Real-Sized Entrées for $9.99” continues to prove popular with our guests, and profitable for us, and we plan to continue to change and refresh the nine menu items over time.  We now feature this offering in the regular menu rather than as a menu insert as previously placed.  Given the success of this offering, we believe that we can gradually reduce our reliance on couponing and discounting at our Ninety Nine restaurants.  For 2010, we have expanded last year’s successful “Kids Eat Free When The Red Sox Win” promotion to the full season.

At our Stoney River restaurants, we continue to position this concept as the best steakhouse in the $35 to $40 average check price range in the United States.  We have reduced prices of certain menu items, added new menu items and added more affordable choices to our wine list while continuing to offer our signature favorite menu items and outstanding guest service.  We completed the roll out of these repositioning elements last year and focused on bringing Stoney River’s cost structure in line with the lower check average during the first quarter.  We believe these efforts are on the right track as we have had two consecutive quarters of increased guest counts and an increase of 590 basis points in restaurant operating margin for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

Following is an explanation of certain items in our consolidated statements of operations:

Revenues consist primarily of company-operated restaurant sales and, to a lesser extent, royalty and franchise revenue.  Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Franchise and other revenue consists of development fees, royalties on sales by franchised units, and royalties on sales of branded food items, particularly salad dressings. Our development fees for franchisees are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized as revenue in the period corresponding to the franchisees’ sales.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood which accounted for approximately 25 percent, 9 percent and 9 percent, respectively, of our overall cost of food and beverage in the first quarter of fiscal 2010. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

Payroll and Benefits include payroll and related costs and expenses directly relating to restaurant level activities including restaurant management salaries, bonuses, share-based compensation, 401(k) compensation match, hourly wages for restaurant level team members, payroll taxes, workers’ compensation programs, various health, life and dental insurance programs, vacation expense and sick pay. We have various incentive plans that compensate restaurant management for achieving certain restaurant level financial targets and performance goals.

Restaurant Operating Costs include occupancy and other expenses at the restaurant level, except property and equipment depreciation and amortization. In addition to occupancy costs, supplies, straight-line rent, supervisory salaries, bonuses, share-based compensation, 401(k) and deferred compensation match for multi-unit operational employees and related expenses, management training salaries, general liability and property insurance programs, property taxes, utilities, repairs and maintenance, outside services and credit card fees account for the major expenses in this category.

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

General and Administrative Expenses include the costs of the administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, share-based compensation, 401(k) and deferred compensation match for support employees, benefits and related expenses, legal and accounting expenses, changes in the liabilities associated with plan gains or losses in employees’ self-directed non-qualified deferred compensation plan accounts and office expenses account for the major expenses in this category. This category also includes recruiting, relocation and most severance-related expenses.

Depreciation and Amortization, Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the lease term plus one renewal term for leasehold improvements, if shorter.  Based on the size of the investment that we make, the economic penalty incurred by discontinuing use of the leased facility, our historical experience with respect to the length of time a restaurant operates at a specific location and leases that typically have multiple five-year renewal options that are exercised entirely at our discretion, we have concluded that one five-year renewal option is reasonably assured.

Impairment and Disposal Charges, net includes asset impairments, either operating or held for sale, exit and disposal costs related to restaurant closings, asset disposals, and gains and losses incurred upon the sale of assets.  Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets.  The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment charges for assets that are held for sale represent the difference between their current book value and the estimated net sales proceeds.  Disposal charges include the costs incurred to prepare the asset or assets for sale, including repair and maintenance; clean up costs; broker commissions; and independent appraisals. Gains and/or losses associated with the sale of assets are also included in this category.

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

Pre-opening Costs represent costs associated with our store opening teams, as well as other costs associated with opening a new restaurant. These costs are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for new or recently opened restaurants and those under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant development and openings.  Pre-opening costs also include training, supply, and other incremental costs necessary to prepare for the re-opening of an existing restaurant as part of re-branding or re-modeling initiatives.

Interest Expense, net represents the sum of the following: interest on our 9 percent Senior Subordinated Notes due 2013 (the “Senior Notes”);  interest and fees associated with our credit facility; amortization of prepaid interest and finance charges; amortization of the swap exit payment; changes in the value of the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; interest on capital lease obligations; and the premiums paid over the face value of any Senior Notes repurchased during the relevant fiscal period.

 Income Tax Expense represents the provision for income taxes, including the impact of permanent tax differences and valuation allowances on our income tax provision.

The following sections should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere herein.

Operating Results
The following table highlights the operating results for the 16 week periods ended April 18, 2010 and April 19, 2009 as a percentage of total revenues unless specified otherwise.

	16 Weeks Ended
	April 18,	April 19,
	2010	2009

Revenues:
Restaurant sales	99.9%	99.9%
Franchise and other revenue	0.1	0.1
	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.3	29.2
Payroll and benefits	35.0	34.1
Restaurant operating costs	20.2	19.4
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	84.5	82.7

Advertising and marketing	4.3	3.6
General and administrative	4.0	4.4
Depreciation and amortization	5.0	5.2
Impairment and disposal charges, net	2.0	0.1
Pre-opening costs	0.0	0.1

Income from Operations	0.2	4.1

Other Expense:
Interest expense, net	1.5	1.4
(Loss) Earnings before Income Taxes	(1.3)	2.7
Income Tax Expense	0.3	0.3
Net (Loss) Earnings	(1.6)%	2.4%

(1)	Percentages calculated as a percentage of restaurant sales.

Adjusted EBITDA
We present Adjusted EBITDA to assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  Also, our credit agreement uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.  The following table is a reconciliation of U.S. generally accepted accounting principles (“GAAP”) financial measure of Income from Operations to Adjusted EBITDA, a non-GAAP financial measure, for the 16-week periods ended April 18, 2010 and April 19, 2009 (1):

	April 18,	April 19,
	2010	2009
Income from Operations	$450	$11,984

Add:
Depreciation and amortization	13,624	15,023
Impairment and disposal charges, net (2)	5,552	292
Share-based compensation expense (3)	1,434	1,338
Severance, recruiting and relocation expense (4)	—	265
Changes in deferred compensation balances (5)	280	(86)

Adjusted EBITDA	$21,340	$28,816

(1)
We present Adjusted EBITDA as a supplemental measure which we believe supplements a discussion and analysis of our results of operations.  We define Adjusted EBITDA as Income (Loss) from Operations plus (i) depreciation and amortization, (ii) impairment and disposal charges, net, (iii) share-based compensation expense, (iv) severance, recruiting and relocation costs for management changes, and (v) changes in deferred compensation balances.  You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis.  In evaluating Adjusted EBITDA, you should be aware that it is reasonable to expect we will incur expenses that are the same as or similar to some of the adjustments in this presentation, but the amounts recognized can vary significantly from period to period, may not directly relate to the ongoing operations of our restaurants and complicate period comparisons of our results of operations and operations comparisons to other restaurant companies.

Adjusted EBITDA is not a measure of financial performance under GAAP in the United States, and should not be considered an alternative to Income (Loss) from Operations as a measure of operating performance.  Because Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations,
Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies.

            Adjusted EBITDA has limitations as an analytical tool.  Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•
non-cash compensation is a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period.

(2)
Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Charges include the non-cash write-down of assets to their estimated recovery value as well as certain cash expenses related to the holding and disposition of assets no longer in service.

(3)	Charges relating to the “discount” on the Company’s Employee Stock Purchase Plan and share-based compensation expense.

(4)
Cash and non-cash charges relating to significant organization changes.  Charges in the first quarter of fiscal 2009 related primarily to the retirement of the Company’s former CEO and the recruitment of a new CEO.

(5)
The Company sponsors a deferred compensation plan for certain management employees, which is fully funded with a “Rabbi Trust.”  Changes in the value of the employee’s self-directed balances are reported in compensation expense, with an offsetting amount in interest expense, net.

Concept Performance Measures
The following table reflects margin performance of each of our concepts for the 16 week periods ended April 18, 2010 and April 19, 2009.

	16 Weeks Ended
	April 18,	April 19,
	2010	2009
	($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales	$175.3	$188.6

Cost and expenses: (2)
Cost of food and beverage	29.3%	28.9%
Payroll and benefits	34.6%	33.7%
Restaurant operating costs (3)	19.2%	18.3%
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	83.1%	80.9%

Ninety Nine Concept:
Restaurant Sales	$85.3	$91.7

Cost and expenses: (2)
Cost of food and beverage	28.6%	28.8%
Payroll and benefits	36.8%	35.5%
Restaurant operating costs (3)	22.1%	21.5%
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	87.5%	85.8%

Stoney River Concept:
Restaurant Sales	$10.6	$11.0

Cost and expenses: (2)
Cost of food and beverage	35.3%	37.0%
Payroll and benefits	26.1%	29.0%
Restaurant operating costs (3)	20.4%	21.7%
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	81.8%	87.7%
(1) Includes restaurant sales from O’Charley’s joint venture operations of $2.6 million for the 16 weeks ended April 19, 2009. These restaurants became company-owned restaurants later in 2009. This line excludes revenue from franchised restaurants.
(2) Shown as a percentage of restaurant sales.
(3) Includes rent, where 100% of the Ninety Nine restaurant locations are leased (land or land and building) as compared to 58% for
 O’Charley’s and 73% for Stoney River.

Concept Restaurant Count and Operating Statistics
The following table sets forth certain financial and other restaurant data for the quarters ended April 18, 2010 and April 19, 2009:

	April 18,	April 19,
	2010	2009
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	235	232
Restaurants opened	—	—
Restaurant closed	(1)	—
In operation, end of quarter	234	232
Ninety Nine Restaurants:
In operation, beginning of quarter	116	116
Restaurants opened	—	1
Restaurants closed	(3)	(1)
In operation, end of quarter	113	116
Stoney River Restaurants:
In operation, beginning of quarter	11	11
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	11	11
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	10	12
Restaurants opened	—	1
Restaurants closed	—	—
In operation, end of quarter	10	13
Average Weekly Sales per Store:
O’Charley’s	$46,757	$50,110
Ninety Nine	46,870	49,506
Stoney River	59,994	62,706
Change in Same Store Sales (1):
O’Charley’s	(6.7)%	(2.9)%
Ninety Nine	(6.0)%	(4.5)%
Stoney River	(8.3)%	(17.2)%
Change in Same Store Guest Visits (1):
O’Charley’s	(1.2)%	(4.4)%
Ninety Nine	(3.8)%	(4.6)%
Stoney River	6.4%	(12.8)%
Change in Same Store Average Check per Guest (1):
O’Charley’s	(5.6)%	1.6%
Ninety Nine	(2.3)%	0.2%
Stoney River	(13.8)%	(5.1)%
Average Check per Guest (2):
O’Charley’s	$12.45	$13.18
Ninety Nine	14.60	14.94
Stoney River	37.54	44.96

(1)	When computing same store sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open during the quarter.

First Quarter of Fiscal 2010 Versus First Quarter of Fiscal 2009

Revenues

During the 16 weeks ended April 18, 2010, total revenues decreased 6.9 percent to $271.5 million from $291.7 million for the same prior year period. While we believe inclement winter weather had a negative impact on our revenues during the first quarter of fiscal 2010, we also experienced a decline in average check per guest at each of our brands.  We continue to see sales at each of our brands negatively impacted by the economic environment.

Restaurant sales for company-operated O’Charley’s decreased 5.8 percent to $175.3 million for the first quarter of fiscal 2010, reflecting a decline in same store sales of 6.7 percent, the acquisition of three former joint venture restaurants and the closure of one company-owned restaurant since the first quarter of fiscal 2009. The same-store sales decrease of 6.7 percent was comprised of a 5.6 percent decrease in average check and a 1.2 percent decrease in guest counts. We estimate that inclement weather negatively impacted same-store sales by between 1.0 and 1.5 percent.  The decline in average check reflects the impact of the two for $14.99 promotion and other promotional offerings and the decline in incremental sales of appetizers, beverages and desserts.

Restaurant sales for Ninety Nine decreased 7.0 percent to $85.3 million in the first quarter of fiscal 2010, reflecting a decline in same store sales of 6.0 percent, and the closure of three restaurants since the first quarter of fiscal 2009. The same-store sales decrease of 6.0 percent was comprised of a 2.3 percent decrease in average check and a 3.8 percent decrease in guest counts.  We estimate that inclement weather negatively impacted same-store sales by between 0.5 percent and 1.0 percent.

Restaurant sales for Stoney River Legendary Steaks decreased 4.3 percent to $10.6 million, which reflects a same store sales decrease of 8.3 percent, and the addition of one new restaurant and the closing of one restaurant since the first quarter of fiscal 2009. The same-store sales decrease of 8.3 percent consisted of a 13.8 percent decrease in average check offset by a 6.4 percent increase in guest counts.  We estimate that inclement weather negatively impacted same-store sales by between 0.5 percent and 1.0 percent.  The decline in average check is consistent with our strategic roll out of the new lower priced repositioning efforts that began in the first quarter of the prior year.

Cost of Food and Beverage

During the first quarter of 2010, our cost of food and beverage was $79.6 million, or 29.3 percent of restaurant sales, compared with $85.0 million, or 29.2 percent of restaurant sales, in the first quarter of 2009.  This increase in food and beverage as a percent of restaurant sales is due to the impact of promotional offerings primarily at the O’Charley’s concept, offset by lower commodity costs.

Payroll and Benefits

During the first quarter of 2010, payroll and benefits were $94.8 million, or 35.0 percent of restaurant sales, compared to $99.3 million, or 34.1 percent of restaurant sales, in the same prior-year period. This 90 basis point increase in labor costs as a percentage of restaurant sales was primarily the result of the deleveraging impact of restaurant labor costs on a reduced sales base, partly offset by a decrease from reduced bonus expense based upon restaurant performance and reductions in the cost of our employee benefit plans.

Restaurant Operating Costs

During the first quarter of 2010, restaurant operating costs were $54.8 million, or 20.2 percent of restaurant sales, compared to $56.6 million, or 19.4 percent of restaurant sales, in the same prior year period.  This 80 basis point increase was primarily from the deleveraging impact of operating and fixed costs on reduced sales, and the increased development of prior year general liability claims.

Advertising and Marketing Expenses

During the first quarter of 2010, advertising and marketing expenses were $11.8 million, or 4.3 percent of revenue, as compared to $10.5 million, or 3.6 percent of revenue, in the same prior year period.  This increase in advertising and marketing expense is primarily due to the planned increase in our 2010 advertising spend.

General and Administrative Expenses

General and administrative expenses were $10.9 million, or 4.0 percent of revenue, in the first quarter of 2010, compared to $12.7 million, or 4.4 percent of revenue, in the first quarter of 2009.  This reduction in spending is due to continued control over our expenses at our support centers and lower bonus expense.

Depreciation and Amortization, Property and Equipment

During the first quarter of 2010, depreciation and amortization was $13.6 million, or 5.0 percent of revenue, as compared to $15.0 million, or 5.2 percent of revenue, in the same prior year period.  This reduction in expense is primarily due to lower carrying values of assets following the restaurant impairment charges recognized in the prior year.

Impairment and Disposal Charges, net

During the first quarter of 2010, impairment and disposal charges, net were $5.6 million, or 2.0 percent of revenue, as compared to $0.3 million, or 0.1 percent of revenue, in the same prior year period.  Impairment charges of $5.0 million were recorded for four O’Charley’s restaurants, which will remain open.  In addition, we recorded exit and disposal costs of $0.6 million relating to three Ninety Nine restaurants that were closed during the first quarter of fiscal 2010 and one O’Charley’s restaurant that was previously closed.  These four restaurant locations currently have operating lease obligations with  lease terminations ranging from 2010 to 2014.  Impairment expense in the prior year quarter relates to an aircraft that was subsequently sold.

Pre-opening Costs

Pre-opening costs in the first quarter of 2010 were approximately $7,000, compared to $0.3 million, or 0.1 percent of revenue, in the first quarter of 2009.  This year-over-year reduction is the result of no new restaurant development.

Interest Expense, Net

Interest expense for the first quarter of 2010 was $4.0 million, or 1.5 percent of revenue, compared to $4.0 million, or 1.4 percent of revenue, in the first quarter of 2009. This increase, as a percent of revenue is due to the deleveraging impact of reduced sales.  Included in interest expense in the first quarter of fiscal 2010 is $0.2 million of premiums associated with the repurchase of $9.8 million of our Senior Notes and the write-off of unamortized financing costs of $0.5 million related to the prior credit facility upon completion of our new revolving credit facility in January 2010.

Income Taxes

Our provision for income taxes in the first quarter of 2010 was $0.8 million, a rate of approximately negative 20.8 percent, versus a tax expense of $0.8 million in the prior year period, a rate of approximately 10 percent.  Based upon our estimated full year results combined with our estimated full year tax credits, we expect our full year effective tax rate to be approximately negative 16.3 percent.  Under U.S. GAAP, we are required to apply our estimated full year tax rate to our pretax (loss) income on a year-to-date basis in each interim period.  The difference between our estimated annual tax rate of negative 16.3 percent and the negative 20.8 percent rate in the first quarter of 2010 relates to certain discrete items, primarily the addition to expense of $0.3 million of valuation allowance associated with certain state net operating loss carry-forwards, offset by a reduction of expense related to uncertain tax positions.  The change in the effective tax rate from fiscal 2009 to fiscal 2010 is the result of fluctuations in pre-tax net (loss) earnings and the related rate impacts of federal tax credits on the expected full year results, as well as changes in the fiscal 2010 valuation allowance reserves.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to collection of our sales being received in four days or less while our typical accounts payable turnover, excluding food invoices, averages thirty days.  We do not believe this indicates a lack of liquidity. We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and reduce our debt. As a result of these reductions in investment, we had a cash balance of $29.0 million and there were no amounts outstanding on our revolving line of credit at April 18, 2010.  We have no plans to develop any new restaurants in 2010.

The following table presents a summary of our cash flows for the 16 weeks ended April 18, 2010 and April 19, 2009:

	April 18, 2010	April 19, 2009
Net cash provided by operating activities	$22,249	$22,560
Net cash used in investing activities	(2,965)	(2,009)
Net cash used in financing activities	(12,200)	(22,641)
Net increase (decrease) in cash and cash equivalents	$7,084	$(2,090)

Net cash provided by operating activities during the 16 weeks ended April 18, 2010 was $22.2 million, a decrease of $0.3 million from the same prior year period.  This reduction in net cash provided by operating activities is due to a $4.1 million reduction in net earnings, after adjusting for non-cash charges, partly offset by $3.8 million net increase in the change in working capital and other long-term assets and liabilities over the same prior year period.  The $3.8 million net increase is primarily due to increases in accounts payable primarily due to payment timing in both trade and other accrued payables and a reduction in credit balances with certain financial institutions, partly offset by increases in trade accounts receivable and other long-term assets and liabilities.

Net cash used in financing activities during the quarter ended April 18, 2010 includes the repurchase of $9.8 million in face value of our Senior Notes.

We believe that our various sources of capital, including cash flow from operating activities, and availability under our revolving credit facility, are adequate to fund our capital requirements for at least the next twelve months As of the end of the first quarter of fiscal 2010, our remaining borrowing capacity under our credit facility, net of $12.6 million of outstanding letters of credit, was $32.4 million.  We do not expect to rely on our credit facility as a significant source of funds during 2010.

On January 26, 2010, we entered into a Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The maximum borrowing capacity was reduced from $83 million (originally scheduled to be reduced to $65 million on April 18, 2010) to $45 million.  The prior credit agreement had participation from nine regional and national bank organizations, while the current credit agreement has participation from three regional and national bank organizations. The maximum adjusted leverage ratio was reduced from 5.50 to 5.25.  The definitions of adjusted leverage ratio and senior secured ratio have been changed, and capital expenditures for expansion (as defined by The Amended and Restated Credit Agreement) is limited to 15% of EBITDA in 2010 and 30% of EBITDA in subsequent years. Under the Credit Agreement, we are permitted to repurchase our Senior Notes subject to certain limitations. The Credit Agreement also reduced the number of our company-owned restaurants subject to collateral mortgages from 88 to 47. The Credit Agreement also “resets” the restricted payments basket for dividends and Note repurchases, however, such payments are currently restricted by the indenture governing the Senior Notes. The Credit Agreement also permits sale-leaseback transactions, subject to certain limitations.  In the event of a disruption or cessation of operations by one or more participants in our Credit Agreement, rendering them unable to fund their portion of any drawings, we believe that our available cash balance, and the available capacity from the other banks in the Credit Agreement, would be sufficient to permit us to continue meeting our current obligations and funding our operating activities.

In 2010 and 2009, net cash flows used by investing activities included capital expenditures incurred principally for improvements to existing restaurants and technological improvements in our information systems. The Company did not finance any capital expenditures using capital leases during the quarters ended April 18, 2010 or April 19, 2009.  Capital expenditures for the 16 weeks ended April 18, 2010 and April 19, 2009 were as follows:

	April 18,	April 19,
	2010	2009
	(in thousands)

New restaurant capital expenditures	$—	$63
Re-model capital expenditures	843	—
Other capital expenditures	2,127	1,977
Total capital expenditures	$2,970	$2,040

For fiscal 2010 we are projecting capital expenditures of between $14 million and $16 million.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 27, 2009, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, trademarks, impairment of long-lived assets, and income taxes.  We consider an accounting policy to be critical if it is most important to the portrayal of our consolidated financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 16 weeks of 2010, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of April 18, 2010 from that disclosed in our Annual Report on Form 10-K for the year ended December 27, 2009. As of April 18, 2010 and December 27, 2009, we had no amounts outstanding on our revolving credit facility.

Outlook

We expect economic conditions and consumer spending to gradually improve as 2010 progresses; however, we do not believe we have sufficient visibility to offer a full-year projection of our financial performance for fiscal 2010.  Our first quarter is a 16 week quarter, while our second through fourth quarters are each 12 weeks.  Based on financial historical seasonal patterns, average weekly sales per restaurant are typically higher in the first quarter than in subsequent quarters and we typically generate a disproportionate share of our income from operations and adjusted EBITDA in the first quarter.  For the second quarter of 2010, we project total revenue of between $194 million and $200 million and (loss) income from operations of between $(1) million and $2 million. The Company projects adjusted EBITDA of between $10 and $13 million in the second quarter, based upon estimated depreciation and amortization expense of approximately $10 million and estimated stock compensation expense of approximately $1 million.  With respect to our food and beverage costs for the remainder of fiscal 2010, we have locked in our pricing for over 70 percent our beef requirements, approximately 60 percent of our estimated pork requirements, almost all of our estimated poultry requirements, and approximately 20 percent of our estimated seafood requirements.  Of the prices we have locked in, on a constant mix basis, we expect the percentage decline in our food costs to be in the low single digits. We project our alcoholic beverage costs to increase in the low to mid single digits.  Capital expenditures are projected to be between $14 million and $16 million for the year.  We do not plan to develop any new restaurants for the year and expect to complete approximately 12 restaurant remodels.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 2010-06, except for the requirement to provide the Level 3 activity on a gross basis, did not have any impact on our consolidated financial statements. We do not expect the requirement to provide the Level 3 activity on a gross basis to have an impact on our consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”), which amends the guidance on variable interest entities in FASB ASC 810 regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, ASU 2009-17 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  ASU 2009-17 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of ASU 2009-17 did not have an impact on our unaudited interim consolidated financial statements.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land, construction costs, and fuel/energy costs could adversely affected our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on our payroll and benefit costs. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities and fluctuations in commodity prices. Our fixed-rate debt consists primarily of capitalized lease obligations and Senior Notes. A significant portion of our debt is at a fixed-rate; therefore a one percent fluctuation in interest rates is not expected to have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended April 18, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may incur liabilities, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect our consolidated results of operations, or on occasion, receive settlements that favorably affect our consolidated results of operations.

Item 1A. Risk Factors

Various risks and uncertainties could affect our business. These risks are described elsewhere in this report and our other filings with the Commission, including our Annual Report on Form 10-K for the year ended December 27, 2009. The risks identified in the Annual Report on Form 10-K for the year ended December 27, 2009 have not changed in any material respect, except that the risk under the heading “We may incur costs or liabilities and lose revenue as the result of existing or proposed government laws or regulation” has been updated to reflect changes in federal healthcare law that will require us to disclose calorie amounts for menu items and may potentially impact our costs and practices related to employee heath insurance. Such risk factor is hereby revised to read in its entirety as follows:

We may incur costs or liabilities and lose revenue as the result of existing or proposed government laws or regulation.

Our restaurants are subject to extensive federal, state and local government laws and regulation, including regulations related to the preparation and sale of food (such as regulations regarding labeling, allergens content, trans fat content and other menu information regarding nutrition), the  sale of alcoholic beverages, employment matters (such as minimum wage, employee health insurance, organizing and collective bargaining, fair employment practices, and employee health and safety), zoning and building codes and other health, sanitation and safety matters. The federal healthcare reform legislation that became law in March 2010 (known as the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 or (“PPACA”)) will require restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with this provision, but cannot anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.

All of these regulations impact not only our current restaurant operations but also our ability to open new restaurants, if our business strategy calls for us to do so. We will be required to comply with applicable state and local regulations in any new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce operations at an existing location, either of which could materially and adversely affect our growth and results of operations.

The revenues and costs of operating our restaurants may be adversely effected if there are changes in laws governing minimum hourly wages or tip credits, labor or collective bargaining laws, nutritional labeling, workers’ compensation insurance rates, employee health insurance, unemployment tax rates, sales taxes, corporate income tax or other laws and regulations, such as the federal Americans with Disabilities Act, the Family Medical Leave Act and the PPACA. The PPACA contains requirements that may significantly raise our employee health benefits costs or alter the benefits we provide, including mandatory enrollment of employees in company health plans, the elimination of caps on annual and lifetime coverage limits, a ban on pre-existing conditions as an exclusion for coverage, a prohibition on linking eligibility and premium rates to health-status related factors, and mandatory coverage availability for dependents through age 26.  If our employee health insurance and other of the foregoing costs increase, we cannot assure that we will be able to offset the increase by increasing our menu prices or by other means, which would adversely affect our results of operations.

 Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended April 18, 2010 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/28/09-01/24/10	202	7.22	—	—
01/25/10-02/21/10	24,213	6.97	—	—
02/22/10-03/21/10	9,223	8.97	—	—
03/22/10-04/18/10	475	9.00	—	—
Total	34,113	7.54	—	—

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

Item 6. Exhibits

No.	Description
31.1	Certification of Jeffrey D. Warne, Chief Executive Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jeffrey D. Warne, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Date: May 21, 2010                                                                By:                         /s/ JEFFREY D. WARNE
        Jeffrey D. Warne
        President and Chief Executive Officer

By:                          /s/ LAWRENCE E. HYATT
        Lawrence E. Hyatt
       Chief Financial Officer and Treasurer