Form 10-Q
period 2010-07-11
O CHARLEYS INC
filed 2010-08-12
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 11, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2010

Common Stock, no par value	21,681,919 shares

O’Charley’s Inc.
Form 10-Q

EX-10.1 General Release Agreement, dated June 17, 2010, by and between Jeffrey D. Warne and O’Charley’s Inc.
EX-10.2 Executive Employment Agreement dated July 30, 2010, by and between O’Charley’s Inc. and David Head
EX-31.1 Section 302 Certification of the Interim Chief Executive Officer
EX-31.2 Section 302 Certification of the Chief Financial Officer
EX-32.1 Section 906 Certification of the Interim Chief Executive Officer
EX-32.2 Section 906 Certification of the Chief Financial Officer

PART I — FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 11,	December 27,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$25,855	$21,880
Trade accounts receivable, net	14,839	17,209
Inventories	8,764	10,594
Deferred income taxes	680	—
Assets held for sale	809	1,937
Other current assets	6,245	4,434
Total current assets	57,192	56,054

Property and equipment, net of accumulated depreciation of $376,812 and $356,818	345,557	366,850
Trade names and other intangible assets	25,946	25,946
Other assets	13,844	13,405
Total Assets	$442,539	$462,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$7,859	$5,101
Accrued payroll and related expenses	15,948	16,044
Accrued expenses	23,108	21,446
Deferred revenue	6,617	17,969
Federal, state and local taxes	15,025	10,459
Current portion of long-term debt and capitalized lease obligations	1,996	1,979
Total current liabilities	70,553	72,998

Deferred income taxes	1,333	1,386
Other liabilities	47,679	48,833
Long-term debt, less current portion	117,548	128,121
Capitalized lease obligations, less current portion	820	1,798

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000 shares; issued and outstanding, 21,682 in 2010 and 21,547 in 2009	163,871	161,514
Retained earnings	40,735	47,605
Total shareholders’ equity	204,606	209,119
Total Liabilities and Shareholders’ Equity	$442,539	$462,255

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
12 Weeks Ended July 11, 2010 and July 12, 2009
(In thousands, except per share data)
(Unaudited)

	2010	2009

Revenues:
Restaurant sales	$193,848	$206,028
Franchise and other revenue	239	189
	194,087	206,217
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	57,595	59,796
Payroll and benefits	68,531	72,480
Restaurant operating	40,313	39,949
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	166,439	172,225

Advertising and marketing	7,922	8,107
General and administrative	10,190	8,075
Depreciation and amortization of property and equipment	9,942	10,956
Impairment and disposal charges, net	126	1,543
Pre-opening costs	—	80
	194,619	200,986
(Loss) Income from Operations	(532)	5,231

Other Expense (Income):
Interest expense, net	2,874	2,741
Other, net	(1)	(82)
	2,873	2,659
(Loss) Earnings Before Income Taxes	(3,405)	2,572
Income Tax (Benefit)	(882)	(322)
Net (Loss) Earnings	$(2,523)	$2,894

Net (Loss) Attributable/Earnings Available to Common Shareholders	$(2,523)	$2,822

Basic (Loss) Earnings per common share:
Net (loss) earnings	$(0.12)	$0.14
Weighted average common shares outstanding	21,230	20,883

Diluted (Loss) Earnings per common share:
Net (loss) earnings	$(0.12)	$0.13
Weighted average common shares outstanding	21,230	21,378

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
28 Weeks Ended July 11, 2010 and July 12, 2009
(In thousands, except per share data)
(Unaudited)

	2010	2009

Revenues:
Restaurant sales	$465,001	$497,392
Franchise and other revenue	572	483
	465,573	497,875
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	137,149	144,820
Payroll and benefits	163,289	171,803
Restaurant operating	95,140	96,537
Cost of restaurant sales, excluding depreciation and
amortization shown separately below	395,578	413,160

Advertising and marketing	19,689	18,558
General and administrative	21,139	20,783
Depreciation and amortization of property and equipment	23,566	25,978
Impairment and disposal charges, net	5,678	1,836
Pre-opening	7	345
	465,657	480,660
(Loss) Income from Operations	(84)	17,215

Other Expense (Income):
Interest expense, net	6,918	6,784
Other, net	1	(72)
	6,919	6,712
(Loss) Earnings Before Income Taxes	(7,003)	10,503
Income Tax (Benefit) Expense	(135)	468
Net (Loss) Earnings	$(6,868)	$10,035

Net (Loss) Attributable/Earnings Available to Common Shareholders	$(6,868)	$9,746

Basic (Loss) Earnings per common share:
Net (loss) earnings	$(0.32)	$0.47
Weighted average commons shares outstanding	21,136	20,721

Diluted (Loss) Earnings per common share:
Net (loss) earnings	$(0.32)	$0.47
Weighted average diluted common shares outstanding	21,136	20,933

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
28 Weeks Ended July 11, 2010 and July 12, 2009
(In thousands)
(Unaudited)

	2010	2009

Cash Flows from Operating Activities:
Net (loss) earnings	$(6,868)	$10,035
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	23,566	25,978
Amortization of debt issuance costs and swap termination payment	552	151
Share-based compensation	2,211	2,371
Loss on early extinguishment of debt	198	—
Amortization of deferred gain on sale-leasebacks	(569)	(569)
Deferred income taxes and other income tax related items	(924)	(1,695)
Loss on the sale of assets	52	62
Impairment and disposal charges, net	5,678	1,689
Noncontrolling interests	—	(84)
Changes in assets and liabilities:
Trade accounts and other receivables	2,609	4,961
Inventories	1,830	3,346
Other current assets	(1,811)	(1,444)
Trade accounts payable	2,758	(6,381)
Deferred revenue	(11,352)	(11,114)
Accrued payroll, accrued expenses, and federal, state and local taxes	6,474	1,485
Other long-term assets and liabilities	(1,220)	985
Net cash provided by operating activities	23,184	29,776

Cash Flows from Investing Activities:
Additions to property and equipment	(7,661)	(6,532)
Proceeds from the sale of assets	1,131	1,023
Other, net	1	42
Net cash used in investing activities	(6,529)	(5,467)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(1,168)	(28,256)
Repurchase of senior notes	(9,993)	—
Debt issuance costs	(1,640)	—
Payments to noncontrolling interests	—	(50)
Proceeds from swap cancellation	—	3,510
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	388	404
Shares tendered and retired for minimum tax withholdings	(271)	(129)
Excess tax benefit from share-based payments	6	—
Dividends paid	(2)	—
Net cash used in financing activities	(12,680)	(24,521)
Increase (decrease) in cash and cash equivalents	3,975	(212)
Cash and cash equivalents at beginning of the period	21,880	6,818
Cash and cash equivalents at end of the period	$25,855	$6,606

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
28 Weeks Ended July 11, 2010
(In thousands)
(Unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance, December 27, 2009	21,547	$161,514	$47,605	$209,119
Comprehensive loss:
Net loss	—	—	(6,868)	(6,868)
Shares tendered and retired for minimum tax withholdings	(36)	(271)	—	(271)
Excess tax benefit from share-based payments	—	6	—	6
Shares issued under CHUX Ownership Plan and exercise of stock options	53	388	—	388
Dividends paid	—	—	(2)	(2)
Share-based compensation expense	118	2,234	—	2,234
Balance, July 11, 2010	21,682	$163,871	$40,735	$204,606

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12 and 28 Weeks Ended July 11, 2010 and July 12, 2009
(Unaudited)

A.	BASIS OF PRESENTATION

O’Charley’s Inc. (the “Company”) operates 234 (at July 11, 2010) full-service restaurant facilities in 17 states in the East, Southeast and Midwest under the trade name “O’Charley’s,” 113 full-service restaurant facilities in nine states throughout New England and the Mid-Atlantic under the trade name “Ninety Nine Restaurants,” and 11 full-service restaurant facilities in six states in the East, Southeast and Midwest under the trade name “Stoney River Legendary Steaks.” As of July 11, 2010, the Company had nine franchised O’Charley’s restaurants in five states.

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

These unaudited interim consolidated financial statements and footnote disclosures should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these unaudited interim consolidated financial statements in conformity with GAAP.

B.	FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Fair Value of Financial Instruments,” (“ASC 825”), requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of ASC 825 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments, such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of July 11, 2010 and December 27, 2009.   Book value approximates fair value for substantially all of the Company’s financial assets and liabilities that fall under the scope of ASC 825, except for the Company’s nine percent senior subordinated notes (the “Senior Notes”). The fair value of the Senior Notes was $119.4 million and $123.8 million as of July 11, 2010 and December 27, 2009, respectively, compared to the carrying value of $115.2 million and $125.0 million as of July 11, 2010 and December 27, 2009, respectively. The fair value of the Senior Notes was based on quoted market prices as of the last day of the second quarter of fiscal 2010 and last day of fiscal 2009.

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

There were no transfers among levels within the fair value hierarchy during the 12 and 28 week periods ended July 11, 2010.  Assets measured at fair value on a recurring basis are summarized in the table below (in thousands):

	Fair Value Measurement
Description	Level	July 11, 2010	December 27, 2009

Deferred compensation plan assets	1	$3,942	$4,644

The deferred compensation plan assets are comprised of various investment funds, which are valued based upon their quoted market prices.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the second quarter of fiscal 2010. In certain prior periods significant adjustments were made to assets and liabilities where observable inputs were not available. As such, when future positive cash flows are projected, but less than the carrying value, Level 3 fair value is determined by projected future discounted cash flows for each restaurant location. The discount rate is the Company’s weighted average borrowing rate on outstanding debt during fiscal 2010 which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable for the restaurant. When the real estate value is deemed the highest and best use of the property, the fair value is determined using a valuation model that is based upon recent appraisals of the most representative operating location(s) based upon proximity, sales level, square footage, and land area.

C.	IMPAIRMENT AND DISPOSAL, NET

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the 12 and 28 weeks ended July 11, 2010, impairment and disposal charges, net were $0.1 million and $5.7 million, respectively, as compared to $1.5 million and $1.8 million for the same prior-year periods.  The net charge during the 12 weeks ended July 11, 2010 is primarily insurance deductibles related to flood damage at the Company’s Clarksville, Tennessee properties.

Included in the $5.7 million of impairment and disposal charges, net, for the 28 weeks ended July 11, 2010, is $0.6 million of net exit and disposal costs related to three Ninety Nine restaurants closed during the first quarter of fiscal 2010 and one O’Charley’s restaurant that was previously closed.  These four restaurant locations currently have operating lease obligations with lease termination dates ranging from 2010 to 2014.  The present value of remaining lease obligations expected to be paid for these four restaurants was $0.8 million at the time of the restaurants’ closure.

A reconciliation of the liability balance is summarized in the table below (in millions):

Abandonment of Excess Leased Facilities
Balance, December 27, 2009	$—
Charges	0.8
Payments	(0.1)
Balance, July 11, 2010	$0.7

D.	SHARE-BASED COMPENSATION

Total net share-based compensation expense was $0.8 million and $2.2 million for the 12 and 28 weeks ended July 11, 2010 and $1.0 million and $2.4 million for the 12 and 28 weeks ended July 12, 2009, respectively.  The Company’s net share-based compensation expense primarily consisted of expense associated with restricted stock awards and to a lesser extent expense associated with unvested stock options and the Company’s employee share purchase plan.

During the 12 and 28 weeks ended July 11, 2010, the Company issued 86,020 and 163,020 shares of restricted stock awards, respectively, to its Board of Directors and certain employees. The Company also issued 25,000 and 55,000 shares of non-qualified stock options to certain members of senior management during the 12 and 28 weeks ended July 11, 2010, respectively. As of July 11, 2010, there were 1.9 million options outstanding and 0.4 million restricted stock awards outstanding.

E.   LONG-TERM DEBT

On January 26, 2010 the Company entered into its Third Amended and Restated Credit Agreement (the “Credit Agreement”).  The maximum borrowing capacity was reduced from $83 million (originally scheduled to be reduced to $65 million on April 18, 2010) to $45 million.  The prior credit agreement had participation from nine banks, while the current credit agreement has participation from three banks. The maximum adjusted leverage ratio was reduced from 5.50 to 5.25.  The definitions of adjusted leverage ratio and senior secured ratio have been changed, and capital expenditures for expansion (as defined by the Credit Agreement) are limited to 15% of EBITDA in 2010 and 30% of EBITDA in subsequent years. Under the Credit Agreement, the Company is permitted to repurchase its Senior Notes due in 2013, subject to certain limitations. The Credit Agreement also reduced the number of company-owned restaurants subject to collateral mortgages from 88 to 47. The Credit Agreement also “resets” the restricted payments basket for dividends and bond repurchases; however, such payments are currently restricted by the governing bond indenture. The Credit Agreement also permits sale-leaseback transactions, subject to certain limitations.  At July 11, 2010, the Company had no amounts outstanding on its revolving credit facility and $12.6 million outstanding in letters of credit, which reduced its available capacity under the Credit Agreement to $32.4 million.  During the 28 weeks ended July 11, 2010, the Company repurchased $9.8 million of its Senior Notes due 2013 resulting in a loss on early extinguishment of debt of $0.2 million, which is included in interest expense, net.

F.   NET (LOSS) EARNINGS PER COMMON SHARE

The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings.  Under this method, net earnings are reduced by the amount of dividends declared in the current period for common shareholders and participating security holders.  The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.  Since the Company had net losses for the 12 and 28 weeks ended July 11, 2010, undistributed losses were not allocated to participating securities.  Since the Company had net earnings for the 12 and 28 weeks ended July 12, 2009, undistributed  earnings were allocated to participating securities; however, there was only a minimal impact on diluted earnings per share.  No dividends were declared in the 12 and 28 weeks ended July 11, 2010 or July 12, 2009.

Following is a reconciliation of the Company’s basic and diluted (loss) earnings per share calculation applying the two-class method (in thousands, except per share data):

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 12,	July 11,	July 12,
	2010	2009	2010	2009

Net (loss) earnings	$(2,523)	$2,894	$(6,868)	$10,035
Less: Net earnings allocated to unvested participating restricted stock	—	(72)	—	(289)
(Loss) attributable/ earnings available to common shareholders	$(2,523)	$2,822	$(6,868)	$9,746

Weighted average common shares outstanding	21,230	20,883	21,136	20,721
Incremental options and restricted shares outstanding	—	495	—	212
Weighted average diluted common shares outstanding	21,230	21,378	21,136	20,933

Basic (loss) earnings per common share	$(0.12)	$0.14	$(0.32)	$0.47
Diluted (loss) earnings per common share	$(0.12)	$0.13	$(0.32)	$0.47

Options for 1.9 million shares were excluded from the 12 and 28 weeks ended July 11, 2010 diluted weighted average share calculations and options for 1.7 million shares were excluded from 12 and 28 weeks ended July 12, 2009 diluted weighted average share calculations, due to these shares being anti-dilutive.  In addition, restricted stock awards for 0.4 million shares were excluded from the 12 and 28 weeks ended July 11, 2010 diluted weighted average shares calculations and 0.6 million shares were excluded from the 12 and 28 weeks ended July 12, 2009 diluted weighted average shares calculations, due to these shares being anti-dilutive.

G.    DERIVATIVE INSTRUMENTS

On December 17, 2008, the counterparties to the Company’s interest rate swap agreements exercised their right to exit the agreements in exchange for a $3.5 million payment of the remaining swap value.  This amount is included as long-term debt in the Company’s consolidated balance sheet and is being amortized against interest expense over the remaining life of the Senior Notes.  For the 12 and 28 weeks ended July 11, 2010, $0.2 million and $0.6 million, respectively, were amortized against interest expense.  As of July 11, 2010, the amount remaining to be amortized was $2.2 million.  The Company did not have any swap arrangements as of July 11, 2010.

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

I.    ASSETS HELD FOR SALE

The $0.8 million shown in assets held for sale as of July 11, 2010 on the consolidated balance sheet is a site the Company no longer plans to utilize that is currently being marketed for sale.  The Company does not recognize depreciation expense for assets held for sale.  During the second fiscal quarter of 2010, a restaurant that was previously an asset held for sale was sold for a nominal gain.

J.    INCOME TAXES

During the second quarter ended July 11, 2010, the Company performed its quarterly assessment of its net deferred tax assets. Companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  As a result of the goodwill impairment charge recognized by the Company during fiscal 2008 and current year losses, the Company had a three-year cumulative pre-tax loss.  In evaluating all of the positive and negative evidence in determining that a valuation allowance was required, the Company evaluated future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, if applicable, and tax planning strategies, and compared the likelihood of these sources of income in light of the recent pre-tax losses and determined that it is more likely than not that the Company will not be able to realize the majority of its net deferred tax assets in the future. A cumulative pre-tax loss is given considerably more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome.

For the 12 and 28 weeks ended July 11, 2010, the Company has recorded an income tax benefit of $0.9 million and $0.1 million, respectively. The Company projects that its tax credits, which are primarily the FICA (Social Security and Medicare taxes) tip credits and the WOTC (Work Opportunity Tax Credit), will be $7.8 million for the year. The FICA tip credit is a non-refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips. WOTC is available for wages paid by employers who hire individuals from certain target groups of hard-to-employ individuals.

The Company’s provision for income taxes for the first 28 weeks of 2010 was a benefit of $0.1 million, a rate of approximately 1.9 percent, versus tax expense of $0.5 million in the prior year period, a rate of approximately 4.5 percent.  Based upon its estimated full year results combined with its estimated full year tax credits, the Company expects its full year effective tax rate to be approximately negative 13.8 percent, excluding discrete items.  Under U.S. GAAP, the Company is required to apply its estimated full year tax rate to its pretax (loss) earnings on a year-to-date basis in each interim period.  The difference between its estimated annual tax rate of negative 13.8 percent and the 1.9 percent rate for the first 28 weeks of 2010 relates to certain discrete items, primarily the $1.3 million benefit for the valuation allowance reversal related to a revision in estimate on the carryback of 2008 net operating losses due to the completion of its evaluation of the alternative financial impacts of the elective provisions of the Worker, Homeownership and Business Assistance Act of 2009 which expanded net operating loss (NOL) carryback provisions to five years for certain NOL’s generated in 2008 or 2009. Additionally, a $0.1 million reduction in expense associated with uncertain tax positions was partially offset by $0.3 million for the establishment of a valuation allowance associated with certain state net operating loss carry-forwards.  The change in the effective tax rate from fiscal 2009 to fiscal 2010 is the result of fluctuations in pre-tax net (loss) earnings and the related rate impacts of federal tax credits on the expected full year results, as well as changes in the fiscal 2010 valuation allowance.

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

L.    SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of July 11, 2010 and December 27, 2009 and for the 12 and 28 week periods ended July 11, 2010 and July 12, 2009.

Consolidating Balance Sheet
As of July 11, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$1,156	$24,699	$—	$25,855
Trade accounts receivable, net	5,794	9,752	(707)	14,839
Intercompany (payable) receivable	(229,050)	198,564	30,486	—
Inventories	3,971	4,793	—	8,764
Deferred income taxes	680	—	—	680
Assets held for sale	809	—	—	809
Other current assets	3,299	2,916	30	6,245
Total current (liabilities) assets	(213,341)	240,724	29,809	57,192

Property and equipment, net	242,669	102,888	—	345,557
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	209,551	29,548	(225,255)	13,844
Total Assets (Liabilities)	$238,904	$399,081	$(195,446)	$442,539

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$8,595	$(1,365)	$629	$7,859
Accrued payroll and related expenses	11,684	4,264	—	15,948
Accrued expenses	18,293	5,492	(677)	23,108
Deferred revenue	—	7,246	(629)	6,617
Federal, state and local taxes	(9,736)	24,761	—	15,025
Current portion of long-term debt and capitalized lease obligations	1,853	143	—	1,996
Total current liabilities (assets)	30,689	40,541	(677)	70,553

Deferred income taxes	1,333	—	—	1,333
Other liabilities	27,355	20,224	100	47,679
Long-term debt, less current portion	140,901	326	(23,679)	117,548
Capitalized lease obligations, less current portion	665	155	—	820

Shareholders’ Equity (Deficit):
Common stock	121,495	343,431	(301,055)	163,871
Retained (deficit) earnings	(83,534)	(5,596)	129,865	40,735
Total shareholders’ equity (deficit)	37,961	337,835	(171,190)	204,606
Total Liabilities and Shareholders’ Equity (Deficit)	$238,904	$399,081	$(195,446)	$442,539

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

Consolidating Statement of Operations
12 Weeks Ended July 11, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Revenues:
Restaurant sales	$109,417	$81,410	$3,021	$193,848
Franchise and other revenue	157	82	—	239
	109,574	81,492	3,021	194,087

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	32,249	24,240	1,106	57,595
Payroll and benefits	40,949	29,463	(1,881)	68,531
Restaurant operating	21,190	15,810	3,313	40,313
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	94,388	69,513	2,538	166,439

Advertising and marketing	—	7,887	35	7,922
General and administrative	1,348	9,014	(172)	10,190
Depreciation and amortization of property and equipment	5,531	4,299	112	9,942
Impairment and disposal charges, net	116	10	—	126
Pre-opening costs	—	—	—	—
	101,383	90,723	2,513	194,619
Income (Loss) from Operations	8,191	(9,231)	508	(532)
Other Expense (Income):
Interest expense, net	2,740	134	—	2,874
Other, net	(1)	—	—	(1)
	2,739	134	—	2,873
Earnings (Loss) Before Income Taxes	5,452	9,365	508	(3,405)
Income Tax (Benefit)	(531)	(351)	—	(882)
Net Earnings (Loss)	$5,983	$(9,014)	$508	$(2,523)

Consolidating Statement of Operations
12 Weeks Ended July 12, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Revenues:
Restaurant sales	$117,993	$83,314	$4,721	$206,028
Commissary sales	—	18,656	(18,656)	—
Franchise and other revenue	190	65	(66)	189
	118,183	102,035	(14,001)	206,217

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	33,966	24,530	1,300	59,796
Payroll and benefits	43,493	30,093	(1,106)	72,480
Restaurant operating	21,172	15,170	3,607	39,949
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	98,631	69,793	3,801	172,225

Cost of commissary sales	—	18,246	(18,246)	—
Advertising and marketing	—	8,052	55	8,107
General and administrative	1,078	7,394	(397)	8,075
Depreciation and amortization of property and equipment	6,300	4,467	189	10,956
Impairment and disposal charges, net	1,345	52	146	1,543
Pre-opening costs	—	80	—	80
	107,354	108,084	(14,452)	200,986
Income (Loss) from Operations	10,829	(6,049)	451	5,231
Other Expense (Income):
Interest expense, net	2,476	152	113	2,741
Other, net	(82)	—	—	(82)
	2,394	152	113	2,659
Earnings (Loss) Before Income Taxes	8,435	(6,201)	338	2,572
Income Tax (Benefit)	(267)	(55)	—	(322)
Net Earnings (Loss)	$8,702	$(6,146)	$338	$2,894

Consolidating Statement of Operations
28 Weeks Ended July 11, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Revenues:
Restaurant sales	$266,201	$191,532	$7,268	$465,001
Franchise and other revenue	369	203	—	572
	266,570	191,735	7,268	465,573

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	78,196	56,323	2,630	137,149
Payroll and benefits	97,935	69,467	(4,113)	163,289
Restaurant operating	50,005	37,554	7,581	95,140
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	226,136	163,344	6,098	395,578

Advertising and marketing	—	19,607	82	19,689
General and administrative	3,075	18,497	(433)	21,139
Depreciation and amortization of property and equipment	13,209	10,079	278	23,566
Impairment and disposal charges, net	5,141	537	—	5,678
Pre-opening costs	—	7	—	7
	247,561	212,071	6,025	465,657
Income (Loss) from Operations	19,009	(20,336)	1,243	(84)
Other Expense:
Interest expense, net	6,603	315	—	6,918
Other, net	1	—	—	1
	6,604	315	—	6,919
Earnings (Loss) Before Income Taxes	12,405	(20,651)	1,243	(7,003)
Income Tax (Benefit)	(37)	(98)	—	(135)
Net Earnings (Loss)	$12,442	$(20,553)	$1,243	$(6,868)

Consolidating Statement of Operations
28 Weeks Ended July 12, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Revenues:
Restaurant sales	$283,815	$201,669	$11,908	$497,392
Commissary sales	—	44,778	(44,778)	—
Franchise and other revenue	488	164	(169)	483
	284,303	246,611	(33,039)	497,875

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	81,834	59,627	3,359	144,820
Payroll and benefits	102,394	72,209	(2,800)	171,803
Restaurant operating	49,577	38,209	8,751	96,537
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	233,805	170,045	9,310	413,160

Cost of commissary sales	—	43,741	(43,741)	—
Advertising and marketing	—	18,383	175	18,558
General and administrative	2,954	18,529	(700)	20,783
Depreciation and amortization of property and equipment	15,015	10,524	439	25,978
Impairment and disposal charges, net	1,340	350	146	1,836
Pre-opening	1	344	—	345
	253,115	261,916	(34,371)	480,660
Income (Loss) from Operations	31,188	(15,305)	1,332	17,215
Other Expense (Income):
Interest expense, net	6,131	348	305	6,784
Other, net	(72)	—	—	(72)
	6,059	348	305	6,712
Earnings (Loss) Before Income Taxes	25,129	(15,653)	1,027	10,503
Income Tax Expense	421	47	—	468
Net Earnings (Loss)	$24,708	$(15,700)	$1,027	$10,035

Consolidating Statement of Cash Flows
28 Weeks Ended July 11, 2010
(Unaudited)
			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net earnings (loss)	$12,442	$(20,552)	$1,242	$(6,868)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	13,209	10,079	278	23,566
Amortization of debt issuance costs and swap termination payment	552	—	—	552
Share–based compensation	2,211	—	—	2,211
Loss on early extinguishment of debt	198	—	—	198
Amortization of deferred gain on sale-leasebacks	(569)	—	—	(569)
Deferred income taxes and other income tax related items	(924)	—	—	(924)
Loss on the sale of assets	37	15	—	52
Impairment and disposal charges, net	5,032	646	—	5,678
Changes in assets and liabilities:
Trade accounts and other receivables	2,725	(614)	498	2,609
Inventories	692	1,138	—	1,830
Other current assets	(1,337)	(454)	(20)	(1,811)
Trade accounts payable	4,111	(1,353)	—	2,758
Deferred revenue	—	(11,352)	—	(11,352)
Accrued payroll, accrued expenses, and federal, state and local taxes	6,478	466	(470)	6,474
Other long-term assets and liabilities	(1,454)	234	—	(1,220)
Net cash provided by (used in) operating activities	43,403	(21,747)	1,528	23,184

Cash Flows from Investing Activities:
Additions to property and equipment	(4,315)	(3,068)	(278)	(7,661)
Proceeds from the sale of assets	2	1,129	—	1,131
Other, net	1	—	—	1
Net cash (used in) investing activities	(4,312)	(1,939)	(278)	(6,529)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(1,168)	—	—	(1,168)
Repurchase of senior notes	(9,993)	—	—	(9,993)
Debt issuance costs	(1,640)	—	—	(1,640)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	388	—	—	388
Shares tendered and retired for minimum tax withholding	(271)	—	—	(271)
Excess tax benefit from share-based payments	6	—	—	6
Dividends paid	(2)	—	—	(2)
Net cash used in financing activities	(12,680)	—	—	(12,680)

Increase (decrease) in cash and cash equivalents	26,411	(23,686)	1,250	3,975
Cash and cash equivalents at beginning of the period	2,127	19,753	—	21,880
Cash and cash equivalents at end of the period	$28,538	$(3,933)	$1,250	$25,855

Consolidating Statement of Cash Flows
28 Weeks Ended July 12, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net earnings (loss)	$24,708	$(15,700)	$1,027	$10,035
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	15,015	10,524	439	25,978
Amortization of debt issuance costs	151	—	—	151
Share–based compensation	2,371	—	—	2,371
Amortization of deferred gain on sale-leasebacks	(569)	—	—	(569)
Deferred income taxes and other income tax related items	(1,695)	—	—	(1,695)
Loss on the sale of assets	47	15	—	62
Impairment and disposal charges, net	(8)	1,697	—	1,689
Noncontrolling interests	—	—	(84)	(84)
Changes in assets and liabilities:
Trade accounts receivable	6,011	(1,522)	472	4,961
Inventories	122	3,195	29	3,346
Other current assets	(1,315)	1,354	(1,483)	(1,444)
Trade accounts payable	267	(1,527)	(5,121)	(6,381)
Deferred revenue	—	(11,072)	(42)	(11,114)
Accrued payroll, accrued expenses, and federal, state and local taxes	2,893	(1,109)	(299)	1,485
Other long-term assets and liabilities	352	1,380	(747)	985
Net cash provided by (used in) operating activities	48,350	(12,765)	(5,809)	29,776

Cash Flows from Investing Activities:
Additions to property and equipment	(2,938)	(3,680)	86	(6,532)
Proceeds from the sale of assets	11	1,012	—	1,023
Other, net	(22,578)	23,277	(657)	42
Net cash (used in) provided by investing activities	(25,505)	20,609	(571)	(5,467)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(28,256)	—	—	(28,256)
Payments to noncontrolling interests	(50)	—	—	(50)
Proceeds from swap cancellation	3,510	—	—	3,510
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	404	—	—	404
Shares tendered and retired for minimum tax withholding	(129)	—	—	(129)
Net cash used in financing activities	(24,521)	—	—	(24,521)

(Decrease) increase in cash and cash equivalents	(1,676)	7,844	(6,380)	(212)
Cash and cash equivalents at beginning of the period	2,924	(2,639)	6,533	6,818
Cash and cash equivalents at end of the period	$1,248	$5,205	$153	$6,606

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

Overview

We are a multi-concept restaurant company headquartered in Nashville, Tennessee. We operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of July 11, 2010, we operated 234 O’Charley’s restaurants in 17 states in the East, Southeast and Midwest, 113 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic, and 11 Stoney River restaurants in six states in the East, Southeast and Midwest. As of July 11, 2010, we had nine franchised O’Charley’s restaurants in five states.  Our fiscal year ends on the last Sunday of the calendar year.  We have one reportable segment.

During the second fiscal quarter, Jeffrey D. Warne resigned as President and Chief Executive Officer of O’Charley’s Inc. (the “Company”), from its Board of Directors and from all other positions with the Company’s subsidiaries and other affiliates.  The Company’s Board of Directors appointed Philip J. Hickey, Jr., the Company’s Chairman of the Board, to serve as Interim President and Chief Executive Officer. On August 2, 2010, the Company announced the hiring, effective no later than September 1, 2010, of David Head as the Company’s President, Chief Executive Officer and a member of its Board of Directors.

In response to the macroeconomic conditions of the past two years, much of management’s focus has been on improving guest satisfaction, controlling margins, reducing overhead costs, maximizing cash flow, and reducing debt.  While we believe that we have made progress in these areas, and that the tools we applied, such as our theoretical food, labor, and beverage cost systems, continue to contribute positively to our operating results, we understand that we still have considerable opportunities to improve our business model, especially at the O’Charley’s brand.  We continue to improve our Guest Satisfaction Index “GSI” scores, with a 300 basis point improvement in overall satisfaction at O’Charley’s and a 200 basis point improvement at Ninety Nine in the second quarter of fiscal 2010 compared to the prior year quarter.  Going forward, we believe that our primary focus must be on positioning each of our brands to increase guest counts and drive profitable sales.

At our O’Charley’s restaurants, we have conducted extensive market research over the past year to better understand the perceptions of the brand, and have recently sought feedback from current and lapsed guests.  Based upon this research, we believe that many guests no longer perceive O’Charley’s to have better food and service than our competitors, causing many of them to leave the brand or reduce their frequency of visits.  We also learned that many of our formerly loyal guests have a strong attachment to the brand. In response, we have a series of initiatives underway to build upon the brand’s existing strengths by simplifying the menu and improving the quality of every menu item. We recognize that the turnaround in guest perceptions of O’Charley’s is not likely to happen quickly.  In the short term, we plan to drive sales by increasing the focus on value with attractively-priced  entrées, appetizers and cocktails.  In addition, we plan to improve the level of service and the timing of food execution and consistency by re-training and re-certifying our management teams and then cascade this training to every team member at our O’Charley’s restaurants.

At our Ninety Nine restaurants, we plan to continue to strengthen the loyalty of our core guests, who we believe appreciate a friendly environment that offers generous portions of high quality traditional fare at moderate prices.  Our “Nine Real-Sized Entrées for $9.99” continues to prove popular with our guests, and we plan to continue to refresh the nine menu items over time.  This offering is now featured in the regular menu rather than as a menu insert as previously placed. Additionally, our guests continue to respond favorably to the opportunity to upgrade their entrée into a full meal for an additional $3.00 and our “Red Sox Win, Kids Eat Free” promotion continues to be popular. We are encouraged that during the quarter Ninety Nine outperformed its relevant Knapp-Track averages for same store sales and guest counts, and had its first quarter of positive guest count growth in more than four years.

At our Stoney River restaurants, in the interest of providing increased brand relevance to our guests, we have reduced prices on certain menu items, added new menu items and added more affordable choices to our wine list while continuing to offer our signature favorite menu items and outstanding guest service.  We completed the roll out of these repositioning elements last year and are now focused on refreshing our menu choices as well as bringing Stoney River’s cost structure in line with the lower check average.  We believe these efforts are beginning to show success as we have had three consecutive quarters of increased guest counts and an increase of 530 basis points in restaurant operating margin for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

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

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood which accounted for approximately 25 percent, 9 percent and 11 percent, respectively, of our overall cost of food and beverage in the second quarter of fiscal 2010. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

Depreciation and Amortization, Property and Equipment primarily includes depreciation on property and equipment calculated on a straight-line basis over the estimated useful lives of the respective assets or the base lease term plus one renewal term for leasehold improvements, if shorter.  Based on the size of the investment that we make, the economic penalty incurred by discontinuing use of the leased facility, our historical experience with respect to the length of time a restaurant operates at a specific location and leases that typically have multiple five-year renewal options that are exercised entirely at our discretion, we have concluded that one five-year renewal option is reasonably assured.

Impairment and Disposal Charges, net includes asset impairments, either operating or held for sale, exit and disposal costs related to restaurant closings, asset disposals, and gains and losses incurred upon the sale of assets or from insurance proceeds, net of deductibles. Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets.  The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment charges for assets that are held for sale represent the difference between their current book value and the estimated net sales proceeds.  Disposal charges include the costs incurred to prepare the asset or assets for sale, including repair and maintenance; clean up costs; broker commissions; and independent appraisals. Exit and disposal costs are primarily future lease obligations net of expected sublease income, if any.

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

Pre-opening Costs represent costs associated with our restaurant opening teams, as well as other costs associated with opening a new restaurant. These costs are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for new or recently opened restaurants and those under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant development and openings.  Pre-opening costs also include training, supply, and other incremental costs necessary to prepare for the re-opening of an existing restaurant as part of re-branding or re-modeling initiatives.

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

 Income Tax Expense (Benefit) represents the provision for income taxes, including the impact of permanent tax differences, uncertain tax positions and valuation allowances on our income tax provision.

The following sections should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere herein.

Operating Results
The following table highlights the operating results for the 12 and 28 week periods ended July 11, 2010 and July 12, 2009 as a percentage of total revenues unless specified otherwise.

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 12,	July 11,	July 12,
	2010	2009	2010	2009
Revenues:
Restaurant sales	99.9%	99.9%	99.9%	99.9%
Franchise and other revenue	0.1	0.1	0.1	0.1
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.7	29.0	29.5	29.1
Payroll and benefits	35.4	35.2	35.1	34.5
Restaurant operating costs	20.8	19.4	20.5	19.4
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	85.9	83.6	85.1	83.1

Advertising and marketing	4.1	3.9	4.2	3.7
General and administrative	5.3	3.9	4.5	4.2
Depreciation and amortization	5.1	5.3	5.1	5.2
Impairment, and disposal charges, net	0.1	0.7	1.2	0.4
Pre-opening costs	0.0	0.0	0.0	0.1

(Loss) Income from Operations	(0.3)	2.5	0.0	3.5

Other Expense:
Interest expense, net	1.5	1.3	1.5	1.4
(Loss) Earnings before Income Taxes	(1.8)	1.2	(1.5)	2.1
Income Tax (Benefit) Expense	(0.5)	(0.2)	0.0	0.1
Net (Loss) Earnings	(1.3)%	1.4%	(1.5)%	2.0%

(1)	Percentages calculated as a percentage of restaurant sales.

Adjusted EBITDA
We present Adjusted EBITDA to assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  Also, our credit agreement uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.  The following table is a reconciliation of U.S. generally accepted accounting principles (“GAAP”) financial measure of (Loss) Income from Operations to Adjusted EBITDA, a non-GAAP financial measure, for the 12 and 28 week periods ended July 11, 2010 and July 12, 2009 (1):

	12 Weeks Ended		28 Weeks Ended
	July 11, 2010	July 12, 2009	July 11, 2010	July 12, 2009
(Loss) Income from Operations	$(532)	$5,231	$(84)	$17,215

Add:
Depreciation and amortization	9,942	10,956	23,566	25,978
Impairment and disposal charges, net (2)	126	1,543	5,678	1,836
Share-based compensation expense (3)	777	1,033	2,211	2,371
Severance, recruiting and relocation expense (4)	2,395	25	2,395	290
Changes in deferred compensation balances (5)	(280)	125	—	39

Adjusted EBITDA	$12,428	$18,913	$33,766	$47,729

(1)
We present Adjusted EBITDA as a supplemental measure which we believe supplements a discussion and analysis of our results of operations.  We define Adjusted EBITDA as (Loss) Income from Operations plus (i) depreciation and amortization, (ii) impairment and disposal charges, net, (iii) share-based compensation expense, (iv) severance, recruiting and relocation costs for management changes, and (v) changes in deferred compensation balances.  You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis.  In evaluating Adjusted EBITDA, you should be aware that it is reasonable to expect we will incur expenses that are the same as or similar to some of the adjustments in this presentation, but the amounts recognized can vary significantly from period to period, may not directly relate to the ongoing operations of our restaurants and complicate period comparisons of our results of operations and operations comparisons to other restaurant companies.

 Adjusted EBITDA is not a measure of financial performance under GAAP, and should not be considered an alternative to (Loss) Income from Operations as a measure of  operating performance.  Because Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies.

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

(2)
Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Charges include the non-cash write-down of assets to their estimated recovery value as well as certain cash expenses related to the holding and disposition of assets no longer in service and, in fiscal 2009, various costs associated with restructuring our supply chain.

(3)	Includes charges relating to the “discount” on the Company’s Employee Stock Purchase Plan and share-based compensation expense.

(4)
Cash and non-cash charges relating to significant organization changes.  Charges in the 12 and 28 weeks ended July 11, 2010, relate primarily to the severance associated with the resignation of the Company’s former CEO and other operational changes. Charges in the 28 weeks ended July 12, 2009, related primarily to the retirement of the Company’s former CEO and the recruitment of a new CEO. These charges are reflected in general and administrative expenses in our unaudited consolidated statements of operations.

(5)
The Company sponsors a deferred compensation plan for certain management employees, which is fully funded with a “Rabbi Trust.”  Changes in the value of the employee’s self-directed balances are reported in compensation expense, with an offsetting amount in interest expense, net.

Concept Performance Measures
The following table reflects margin performance of each of our concepts for the 12 and 28 week periods ended July 11, 2010 and July 12, 2009.

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 12,	July 11,	July 12,
	2010	2009	2010	2009
	($ in millions)		($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales	$122.3	$133.6	$297.6	$322.2

Cost and expenses: (2)
Cost of food and beverage	29.5%	28.8%	29.4%	28.9%
Payroll and benefits	35.5%	35.0%	34.9%	34.2%
Restaurant operating costs (3)	20.4%	19.0%	19.8%	18.5%
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	85.4%	82.8%	84.1%	81.6%

Ninety Nine Concept:
Restaurant Sales	$64.2	$65.4	$149.5	$157.2

Cost and expenses: (2)
Cost of food and beverage	29.4%	28.6%	28.9%	28.7%
Payroll and benefits	36.0%	35.9%	36.5%	35.7%
Restaurant operating costs (3)	21.4%	20.0%	21.9%	20.9%
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	86.8%	84.5%	87.3%	85.3%

Stoney River Concept:
Restaurant Sales	$7.4	$7.0	$17.9	$18.0

Cost and expenses: (2)
Cost of food and beverage	36.3%	36.6%	35.7%	36.8%
Payroll and benefits	27.3%	31.5%	26.6%	30.0%
Restaurant operating costs (3)	21.0%	21.8%	20.6%	21.8%
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	84.6%	89.9%	82.9%	88.6%
(1) Includes restaurant sales from O’Charley’s joint venture operations of $1.7 million and $4.2 million for the 12 and 28 weeks ended July 12, 2009, respectively. These restaurants became company-owned restaurants later in 2009. This line excludes revenue from franchised restaurants.
(2) Shown as a percentage of restaurant sales.
(3) Includes rent, where 100% of the Ninety Nine restaurant locations are leased (land or land and building) as compared to 58% for O’Charley’s and 73% for Stoney River.

Concept Restaurant Count and Operating Statistics
The following table sets forth certain financial and other restaurant data for the quarters ended July 11, 2010 and July 12, 2009:

	July 11,	July 12,
	2010	2009
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	234	232
Restaurants opened	—	1
Restaurant closed	—	—
In operation, end of quarter	234	233
Ninety Nine Restaurants:
In operation, beginning of quarter	113	116
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	113	116
Stoney River Restaurants:
In operation, beginning of quarter	11	11
Restaurants opened	—	—
Restaurants closed	—	(1)
In operation, end of quarter	11	10
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	10	13
Restaurants opened	—	—
Restaurants closed	(1)	(1)
In operation, end of quarter	9	12
Average Weekly Sales per Store:
O’Charley’s	$43,640	$47,284
Ninety Nine	47,355	47,016
Stoney River	55,720	55,174
Change in Same Store Sales (1):
O’Charley’s	(7.9)%	(6.9)%
Ninety Nine	(0.5)%	(10.0)%
Stoney River	(0.7)%	(20.4)%
Change in Same Store Guest Visits (1):
O’Charley’s	(5.7)%	(7.4)%
Ninety Nine	0.4%	(8.4)%
Stoney River	7.8%	(9.0)%
Change in Same Store Average Check per Guest (1):
O’Charley’s	(2.4)%	0.6%
Ninety Nine	(0.9)%	(1.8)%
Stoney River	(8.0)%	(12.6)%
Average Check per Guest (2):
O’Charley’s	$12.68	$12.98
Ninety Nine	14.49	14.61
Stoney River	36.13	40.19

(1)	When computing same store sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open during the quarter.

Second Quarter and First 28 Weeks of Fiscal 2010 Versus Second Quarter and First 28 Weeks of Fiscal 2009

Revenues

During the 12 weeks ended July 11, 2010, total revenues decreased 5.9 percent to $194.1 million from $206.2 million for the same prior year period. Total revenues for the first 28 weeks of 2010 decreased 6.5 percent to $465.6 million from $497.9 million in the same prior year period. We continue to see sales at each of our brands negatively impacted by the economic environment.

Restaurant sales for company-operated O’Charley’s decreased 7.3 percent to $122.3  million for the second quarter of fiscal 2010, reflecting a decline in same store sales of 7.9 percent, the acquisition of two former joint venture restaurants and the closure of one company-owned restaurant since the second quarter of fiscal 2009. The same-store sales decrease of 7.9 percent was comprised of a 2.4 percent decrease in average check and a 5.7 percent decrease in guest counts. The decline in average check reflects the impact of increased value offerings such as our Ultimate Choices value menu, which offers entrées at $7.99, $8.99 and $9.99, and the decline in incremental sales of appetizers, beverages and desserts. Restaurant sales for company-operated O’Charley’s decreased to $297.6 million for the first 28 weeks of 2010 from $318.0 million for the first 28 weeks of 2009, reflecting a same store sales decrease of 7.2 percent comprised of a 4.3 percent lower average check as well as a decrease in guest counts of 3.1 percent.

Restaurant sales for Ninety Nine decreased 1.9 percent to $64.2 million in the second quarter of fiscal 2010, reflecting a decline in same store sales of 0.5 percent, and the closure of three restaurants since the first quarter of fiscal 2009. The same-store sales decrease of 0.5 percent was comprised of a 0.9 percent decrease in average check and a 0.4 percent increase in guest counts.  The decline in average check reflects the impact of the “Nine for $9.99” promotion in the quarter as well as the “Red Sox Win, Kids Eat Free” promotion which was not present for the entire second quarter of the prior year. Restaurant sales for Ninety Nine decreased to $149.5 million for the first 28 weeks of 2010 from $157.2 million for the first 28 weeks of 2009, reflecting a same store sales decrease of 3.7 percent comprised of 1.7 percent lower average check and a decrease in guest counts of 2.0 percent.

Restaurant sales for Stoney River Legendary Steaks increased 5.0 percent to $7.4 million for the second quarter of fiscal 2010, which reflects a same store sales decrease of 0.7 percent, and the addition of one new restaurant since the second quarter of fiscal 2009. The same-store sales decrease of 0.7 percent consisted of an 8.0 percent decrease in average check partially offset by a 7.8 percent increase in guest counts.  The decline in average check is consistent with our strategic repositioning efforts involving the roll-out of new lower priced menu items that began in the first quarter of the prior year. Restaurant sales for Stoney River Legendary Steaks decreased to $17.9 million for the first 28 weeks of 2010 from $18.0 million for the first 28 weeks of 2009, reflecting a same store sales decrease of 5.2 percent comprised of an 11.4 percent lower average check and an increase in guest counts of 7.1 percent.

Cost of Food and Beverage

During the second quarter of 2010, our cost of food and beverage was $57.6 million, or 29.7 percent of restaurant sales, compared with $59.8 million, or 29.0 percent of restaurant sales, in the second quarter of 2009.  This increase in food and beverage as a percent of restaurant sales is partially due to the impact of promotional offerings primarily at the O’Charley’s concept, and higher beverage costs, partially offset by lower commodity costs. During the first 28 weeks of 2010, cost of food and beverage was $137.1 million, or 29.5 percent of restaurant sales, compared to $144.8 million, or 29.1 percent of restaurant sales, in the same prior year period.

Payroll and Benefits

During the second quarter of 2010, payroll and benefits were $68.5 million, or 35.4 percent of restaurant sales, compared to $72.5 million, or 35.2 percent of restaurant sales, in the same prior-year period. This 20 basis point increase in labor costs as a percentage of restaurant sales was due to the deleveraging impact of reduced average weekly sales, partially offset by $0.9 million reduction in bonus expense and a $0.7 million reduction in the cost of our employee benefit plans. During the first 28 weeks of 2010, payroll and benefits were $163.3 million, or 35.1 percent of restaurant sales, compared to $171.8 million, or 34.5 percent of restaurant sales, in the same prior year period.

Restaurant Operating Costs

During the second quarter of 2010, restaurant operating costs were $40.3 million, or 20.8 percent of restaurant sales, compared to $39.9 million, or 19.4 percent of restaurant sales, in the same prior year period.  This 140 basis point increase was primarily due to the deleveraging impact of reduced sales and a $0.4 million increase in repair and maintenance costs. During the first 28 weeks of 2010, restaurant operating costs were $95.1 million, or 20.5 percent of restaurant sales, compared to $96.5 million, or 19.4 percent of restaurant sales, in the same prior year period.

Advertising and Marketing Expenses

During the second quarter of 2010, advertising and marketing expenses were $7.9 million, or 4.1 percent of revenue, as compared to $8.1 million, or 3.9 percent of revenue, in the same prior year period.  This year-over-year change in the quarter is due to changes in projected sales and a reduction in advertising and marketing. The increase in advertising and marketing expense as a percentage of revenue is due to the deleveraging impact of lower revenue. During the first 28 weeks of 2010, advertising and marketing expenses were $19.7 million, or 4.2 percent of revenue, as compared to $18.6 million, or 3.7 percent of revenue, in the same prior year period.

General and Administrative Expenses

General and administrative expenses were $10.2 million, or 5.3 percent of revenue, in the second quarter of 2010, compared to $8.1 million, or 3.9 percent of revenue, in the second quarter of 2009.  This increase is attributed to $2.4 million, or 1.2 percent of revenue, for severance costs associated with the resignation of our former CEO and other operational changes. Otherwise, we continue to tightly control all general and administrative costs. During the first 28 weeks of 2010, general and administrative expenses were $21.1 million, or 4.5 percent of revenue, compared to $20.8 million, or 4.2 percent of revenue, in the same prior year period.

Depreciation and Amortization, Property and Equipment

During the second quarter of 2010, depreciation and amortization was $9.9 million, or 5.1 percent of revenue, as compared to $11.0 million, or 5.3 percent of revenue, in the same prior year period.  This reduction in expense is primarily due to lower carrying values of assets following the restaurant impairment charges recognized in the prior quarter and prior year. During the first 28 weeks of 2010, depreciation and amortization was $23.6 million, or 5.1 percent of revenue, compared to $26.0 million, or 5.2 percent of revenue, in the same prior year period.

Impairment and Disposal Charges, net

During the second quarter of 2010, impairment and disposal charges, net were $0.1 million, or 0.1 percent of revenue, as compared to $1.5 million, or 0.7 percent of revenue, in the same prior year period. Approximately $0.1 million was recorded during the second fiscal quarter relating to insurance deductibles at our Clarksville, TN properties which were affected by the recent flooding in the area. We have filed our initial claim with our insurance carrier and anticipate the settlement of these claims in the second half of 2010.  During the first 28 weeks of 2010, impairment and disposal charges, net were $5.7 million, or 1.2 percent of revenue, compared to $1.8 million, or 0.4 percent of revenue, in the same prior year period. Impairment charges of $4.9 million were recorded for four O’Charley’s restaurants, which will remain open.  In addition, we recorded exit and disposal costs of $0.6 million relating to three Ninety Nine restaurants that were closed during the first quarter of fiscal 2010 and one O’Charley’s restaurant that was previously closed.  These four restaurant locations currently have operating lease obligations with lease terminations ranging from 2010 to 2014.  Impairment expense in the prior year primarily relates to impairment charges with respect to three O’Charley’s restaurants that remain open and an aircraft that was subsequently sold.

Pre-opening Costs

There were no pre-opening costs in the second quarter of 2010, compared to $0.1 million in the second quarter of 2009.  Pre-opening costs for the 28 weeks ended July 11, 2010 were insignificant, compared to $0.3 million in the 28 weeks ended July12, 2009. This year-over-year reduction is the result of no new restaurant development.

Interest Expense, Net

Interest expense for the second quarter of 2010 was $2.9 million, or 1.5 percent of revenue, compared to $2.7 million, or 1.3 percent of revenue, in the second quarter of 2009. The impact of reduced debt levels was more than offset by a $0.4 million impact from changes in the value of deferred compensation balances. At the end of the quarter, we had $115.2 million of senior subordinated notes, a cash balance of $25.9 million and no drawings on our revolving line of credit. During the first 28 weeks of 2010, interest expense was $6.9 million, or 1.5 percent or revenue, compared to $6.8 million, or 1.4 percent of revenue, in the same prior year period.

Income Taxes

Our provision for income taxes for the first 28 weeks of 2010 was a benefit of $0.1 million, a rate of approximately 1.9 percent, versus  tax expense of $0.5 million in the prior year period, a rate of approximately 4.5 percent.  Based upon our estimated full year results combined with our estimated full year tax credits, we expect our full year effective tax rate to be approximately negative 13.8 percent, excluding discrete items.  Under U.S. GAAP, we are required to apply our estimated full year tax rate to our pretax (loss) income on a year-to-date basis in each interim period.  The difference between our estimated annual tax rate of negative 13.8 percent and the 1.9 percent rate for the first 28 weeks of 2010 relates to certain discrete items, primarily the $1.3 million benefit for the valuation allowance reversal related to a revision in estimate on the carryback of 2008 net operating losses due to the completion of our evaluation of the alternative financial impacts of the elective provisions of the Worker, Homeownership and Business Assistance Act of 2009 which expanded net operating loss (NOL) carryback provisions to five years for certain NOL’s generated in 2008 or 2009. Additionally, a $0.1 million reduction in expense associated with uncertain tax positions was partially offset by $0.3 million for the establishment of a valuation allowance associated with certain state net operating loss carry-forwards.  The change in the effective tax rate from fiscal 2009 to fiscal 2010 is the result of fluctuations in pre-tax net (loss) earnings and the related rate impacts of federal tax credits on the expected full year results, as well as changes in the fiscal 2010 valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to collection of our sales being received in four days or less while our typical accounts payable turnover, excluding food invoices, averages thirty days.  We do not believe this indicates a lack of liquidity. We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and reducing our debt. As a result of these reductions in investment, we had a cash balance of $25.9 million and there were no amounts outstanding on our revolving line of credit at July 11, 2010.  We have no plans to develop any new restaurants in 2010.

The following table presents a summary of our cash flows for the 28 weeks ended July 11, 2010 and July 12, 2009:

	July 11, 2010	July 12, 2009
Net cash provided by operating activities	$23,184	$29,776
Net cash used in investing activities	(6,529)	(5,467)
Net cash used in financing activities	(12,680)	(24,521)
Net increase (decrease) in cash and cash equivalents	$3,975	$(212)

Net cash provided by operating activities during the 28 weeks ended July 11, 2010 was $23.2 million, a decrease of $6.6 million from the same prior year period.  This reduction in net cash provided by operating activities is due to a $14.0 million reduction in net earnings, after adjusting for non-cash charges, partially offset by a $7.4 million net decrease in the change in working capital and other long-term assets and liabilities over the same prior year period. This $7.4 million net decrease in working capital change is primarily due to current year increases in accounts payable due to payment timing in both trade and other accrued payables and a prior year reduction in credit balances with certain financial institutions.

Net cash used in financing activities during the 28 weeks ended July 11, 2010 includes the repurchase of $9.8 million in face value of our Senior Notes. Net cash used in financing activities during the 28 weeks ended July 12, 2009 includes paying off the outstanding borrowings under our revolving line of credit of $23.8 million.

We believe that our various sources of capital, including cash flow from operating activities, and availability under our revolving credit facility, are adequate to fund our capital requirements for at least the next twelve months As of the end of the second quarter of fiscal 2010, our remaining borrowing capacity under our credit facility, net of $12.6 million of outstanding letters of credit, was $32.4 million.  We do not expect to rely on our credit facility as a significant source of funds during 2010.

On January 26, 2010, we entered into a Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The maximum borrowing capacity was reduced from $83 million (originally scheduled to be reduced to $65 million on April 18, 2010) to $45 million.  The prior credit agreement had participation from nine regional and national bank organizations, while the current credit agreement has participation from three regional and national bank organizations. The maximum adjusted leverage ratio was reduced from 5.50 to 5.25.  The definitions of adjusted leverage ratio and senior secured ratio have been changed, and capital expenditures for expansion (as defined by the Credit Agreement) are limited to 15% of EBITDA in 2010 and 30% of EBITDA in subsequent years. Under the Credit Agreement, we are permitted to repurchase our Senior Notes subject to certain limitations. The Credit Agreement also reduced the number of our company-owned restaurants subject to collateral mortgages from 88 to 47. The Credit Agreement also “resets” the restricted payments basket for dividends and Senior Note repurchases; however, such payments are currently restricted by the indenture governing the Senior Notes. The Credit Agreement also permits sale-leaseback transactions, subject to certain limitations.  In the event of a disruption or cessation of operations by one or more participants in our Credit Agreement, rendering them unable to fund their portion of any drawings, we believe that our available cash balance, and the available capacity from the other banks in the Credit Agreement, would be sufficient to permit us to continue meeting our current obligations and funding our operating activities.

In 2010 and 2009, net cash flows used by investing activities included capital expenditures incurred principally for improvements to existing restaurants and technological improvements in our information systems. The Company did not finance any capital expenditures using capital leases during the quarters ended July 11, 2010 or July 12, 2009.  Capital expenditures for the 28 weeks ended July 11, 2010 and July 12, 2009 were as follows:

	July 11, 2010	July 12, 2009
New restaurant capital expenditures	$—	$1,872
Re-model capital expenditures	3,041	672
Other capital expenditures	4,620	3,988
Total capital expenditures	$7,661	$6,532

For fiscal 2010 we are projecting capital expenditures of between $14 million and $16 million.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 27, 2009, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, trademarks, impairment of long-lived assets, and income taxes.  We consider an accounting policy to be critical if it is most important to the portrayal of our consolidated financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 28 weeks of 2010, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of July 11, 2010 from that disclosed in our Annual Report on Form 10-K for the year ended December 27, 2009. As of July 11, 2010 and December 27, 2009, we had no amounts outstanding on our revolving credit facility.

Outlook

Our first quarter is a 16 week quarter, while our second through fourth quarters are each 12 weeks.  Based on financial historical seasonal patterns, average weekly sales per restaurant are typically higher in the first quarter than in subsequent quarters and we typically generate a disproportionate share of our income from operations and adjusted EBITDA in the first quarter. For the third quarter of 2010, we are forecasting total revenue of between $186 million and $192 million, and a loss from operations of between $1 million and $4 million. We project adjusted EBITDA of between $7 million and $10 million in the third quarter, based upon estimated depreciation and amortization expense of approximately $10 million, and estimated stock compensation expense of approximately $1 million. With respect to our food and beverage costs for the remainder of fiscal 2010, we have locked in our pricing for over 85 percent our beef requirements, approximately 75 percent of our estimated pork requirements, almost all of our estimated poultry requirements, and approximately 40 percent of our estimated seafood requirements.  Of the prices we have locked in, on a constant mix basis, we expect the percentage decline in our food costs to be in the low single digits. We project our alcoholic beverage costs to increase in the mid single digits.  Capital expenditures are projected to be between $14 million and $16 million for the year.  We do not plan to develop any new restaurants for the year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended July 11, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Various risks and uncertainties could affect our business. These risks are described elsewhere in this report and our other filings with the Commission, including our Annual Report on Form 10-K for the year ended December 27, 2009. The risks identified in the Annual Report on Form 10-K for the year ended December 27, 2009 have not changed in any material respect, except that the risk under the heading “We may incur costs or liabilities and lose revenue as the result of existing or proposed government laws or regulation” has been updated to reflect changes in federal healthcare law that will require us to disclose calorie amounts for menu items and may potentially impact our costs and practices related to employee health insurance. Such risk factor is hereby revised to read in its entirety as follows:

We may incur costs or liabilities and lose revenue as the result of existing or proposed government laws or regulation.

Our restaurants are subject to extensive federal, state and local government laws and regulation, including regulations related to the preparation and sale of food (such as regulations regarding labeling, allergens content, trans fat content and other menu information regarding nutrition), the  sale of alcoholic beverages, employment matters (such as minimum wage, employee health insurance, organizing and collective bargaining, fair employment practices, and employee health and safety), zoning and building codes and other health, sanitation and safety matters. The federal healthcare reform legislation that became law in March 2010 (known as the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 or (“PPACA”)) will require restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with this provision, but cannot anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales and results of operations.

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

The revenues and costs of operating our restaurants may be adversely effected if there are changes in laws governing minimum hourly wages or tip credits, labor or collective bargaining laws, nutritional labeling, workers’ compensation insurance rates, employee health insurance, unemployment tax rates, sales taxes, corporate income tax or other laws and regulations, such as the federal Americans with Disabilities Act, the Family Medical Leave Act and the PPACA. The PPACA contains requirements that may significantly raise our employee health benefits costs or alter the benefits we provide, including mandatory enrollment of employees in company health plans, the elimination of caps on annual and lifetime coverage limits, a ban on pre-existing conditions as an exclusion for coverage, a prohibition on linking eligibility and premium rates to health-status related factors, and mandatory coverage availability for dependents through age 26.  If our employee health insurance and other of the foregoing costs increase, we cannot ensure that we will be able to offset the increase by increasing our menu prices or by other means, which would adversely affect our results of operations.

 Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended July 11, 2010 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/19/10-05/16/10	861	$9.55	—	—
05/17/10-06/13/10	882	6.92	—	—
06/14/10-07/11/10	—	—	—	—
Total	1,743	$8.21	—	—

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

Item 6. Exhibits

No.	Description
10.1	General Release Agreement, dated June 17, 2010, by and between Jeffrey D. Warne and O’Charley’s Inc.
10.2	Executive Employment Agreement dated July 30, 2010, by and between O’Charley’s Inc. and David Head
31.1	Certification of Philip J. Hickey, Jr., Chairman of the Board, Interim President and Chief Executive Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Philip J. Hickey, Jr., Chairman of the Board, Interim President and Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Date: August 12, 2010	By:	/s/ PHILIP J. HICKEY, JR.
Philip J. Hickey, Jr.
Chairman of the Board,
Interim President and Chief Executive Officer

By:	/s/ LAWRENCE E. HYATT
Lawrence E. Hyatt
Chief Financial Officer and Treasurer