Form 10-Q
period 2010-10-03
O CHARLEYS INC
filed 2010-11-05
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2010

Common Stock, no par value	21,773,068 shares

O’Charley’s Inc.
Form 10-Q

EX-31.1 Section 302 Certification of the Chief Executive Officer
EX-31.2 Section 302 Certification of the Chief Financial Officer
EX-32.1 Section 906 Certification of the Chief Executive Officer
EX-32.2 Section 906 Certification of the Chief Financial Officer

PART I — FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 3,	December 27,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$22,739	$21,880
Trade accounts receivable, net	11,187	15,337
Income taxes receivable	4,699	1,872
Inventories	8,393	10,594
Deferred income taxes	192	—
Assets held for sale	809	1,937
Other current assets	6,627	4,434
Total current assets	54,646	56,054

Property and equipment, net of accumulated depreciation of $381,614 and $356,818	336,506	366,850
Trade names and other intangible assets	25,946	25,946
Other assets	15,297	13,405
Total Assets	$432,395	$462,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$5,612	$5,101
Accrued payroll and related expenses	15,511	16,044
Accrued expenses	24,935	21,446
Deferred revenue	5,542	17,969
Federal, state and local taxes	10,685	10,459
Current portion of long-term debt and capitalized lease obligations	2,385	1,979
Total current liabilities	64,670	72,998

Deferred income taxes	3,853	1,386
Other liabilities	48,134	48,833
Long-term debt, less current portion	117,367	128,121
Capitalized lease obligations, less current portion	—	1,798

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000 shares; issued and outstanding, 21,772 in 2010 and 21,547 in 2009	165,074	161,514
Retained earnings	33,297	47,605
Total shareholders’ equity	198,371	209,119
Total Liabilities and Shareholders’ Equity	$432,395	$462,255

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
12 Weeks Ended October 3, 2010 and October 4, 2009
(In thousands, except per share data)
(Unaudited)

	2010	2009

Revenues:
Restaurant sales	$191,397	$193,914
Franchise and other revenue	351	182
	191,748	194,096
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	57,973	56,467
Payroll and benefits	68,464	70,477
Restaurant operating	42,373	39,469
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	168,810	166,413

Advertising and marketing	8,005	7,607
General and administrative	8,282	8,728
Depreciation and amortization of property and equipment	9,712	10,691
Impairment and disposal charges, net	2,499	325
Pre-opening costs	—	71
	197,308	193,835
(Loss) Income from Operations	(5,560)	261

Other Expense (Income):
Interest expense, net	2,488	2,328
Other, net	(6)	1
	2,482	2,329
Loss Before Income Taxes	(8,042)	(2,068)
Income Tax (Benefit) Expense	(604)	78
Net Loss	$(7,438)	$(2,146)

Net Loss Attributable to Common Shareholders	$(7,438)	$(2,146)

Basic Loss per common share:
Net loss	$(0.35)	$(0.10)
Weighted average common shares outstanding	21,267	20,906

Diluted Loss per common share:
Net loss	$(0.35)	$(0.10)
Weighted average diluted common shares outstanding	21,267	20,906

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
40 Weeks Ended October 3, 2010 and October 4, 2009
(In thousands, except per share data)
(Unaudited)

	2010	2009

Revenues:
Restaurant sales	$656,399	$691,306
Franchise and other revenue	922	665
	657,321	691,971
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	195,122	201,287
Payroll and benefits	231,753	242,280
Restaurant operating	137,513	136,006
Cost of restaurant sales, excluding depreciation and
amortization shown separately below	564,388	579,573

Advertising and marketing	27,694	26,165
General and administrative	29,420	29,511
Depreciation and amortization of property and equipment	33,278	36,669
Impairment and disposal charges, net	8,177	2,160
Pre-opening costs	7	416
	662,964	674,494
(Loss) Income from Operations	(5,643)	17,477

Other Expense (Income):
Interest expense, net	9,405	9,112
Other, net	(5)	(72)
	9,400	9,040
(Loss) Earnings Before Income Taxes	(15,043)	8,437
Income Tax (Benefit) Expense	(738)	546
Net (Loss) Earnings	$(14,305)	$7,891

Net (Loss) Attributable/Earnings Available to Common Shareholders	$(14,305)	$7,677

Basic (Loss) Earnings per common share:
Net (loss) earnings	$(0.68)	$0.37
Weighted average common shares outstanding	21,175	20,777

Diluted (Loss) Earnings per common share:
Net (loss) earnings	$(0.68)	$0.36
Weighted average diluted common shares outstanding	21,175	21,095

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
40 Weeks Ended October 3, 2010 and October 4, 2009
(In thousands)
(Unaudited)

	2010	2009

Cash Flows from Operating Activities:
Net (loss) earnings	$(14,305)	$7,891
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	33,278	36,669
Amortization of debt issuance costs and swap termination payment	643	245
Share-based compensation	3,062	3,416
Loss on early extinguishment of debt	198	—
Amortization of deferred gain on sale-leasebacks	(813)	(813)
Deferred income taxes and other income tax related items	2,084	(1,428)
Loss on the sale of assets	86	82
Impairment and disposal charges, net	8,184	1,796
Noncontrolling interests	—	(83)
Changes in assets and liabilities:
Trade accounts and other receivables	4,390	4,320
Income taxes receivable	(2,827)	924
Inventories	2,201	7,199
Other current assets	(2,193)	(468)
Trade accounts payable	511	(8,356)
Deferred revenue	(12,427)	(12,235)
Accrued payroll, accrued expenses, and federal, state and local taxes	3,248	165
Other long-term assets and liabilities	(1,917)	998
Net cash provided by operating activities	23,403	40,322

Cash Flows from Investing Activities:
Additions to property and equipment	(10,876)	(11,055)
Proceeds from the sale of assets	1,137	7,914
Other, net	(5)	42
Net cash used in investing activities	(9,744)	(3,099)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(1,627)	(29,794)
Repurchase of senior notes	(9,993)	—
Debt issuance costs	(1,647)	—
Payments to noncontrolling interests	—	(300)
Proceeds from swap cancellation	—	3,510
Proceeds from issuances under CHUX Ownership Plan and the exercise of stock options	739	799
Shares tendered and retired for minimum tax withholdings	(277)	(170)
Excess tax benefit from share-based payments	8	—
Dividends paid	(3)	—
Net cash used in financing activities	(12,800)	(25,955)
Increase in cash and cash equivalents	859	11,268
Cash and cash equivalents at beginning of the period	21,880	6,818
Cash and cash equivalents at end of the period	$22,739	$18,086

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
40 Weeks Ended October 3, 2010
(In thousands)
(Unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance, December 27, 2009	21,547	$161,514	$47,605	$209,119
Comprehensive loss:
Net loss			(14,305)	(14,305)
Shares issued under CHUX Ownership Plan and exercise of stock options	111	739	—	739
Shares tendered and retired for minimum tax withholdings	(37)	(277)	—	(277)
Excess tax benefit from share-based payments	—	8	—	8
Dividends paid	—	—	(3)	(3)
Share-based compensation expense	151	3,090	—	3,090
Balance, October 3, 2010	21,772	$165,074	$33,297	$198,371

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12 and 40 Weeks Ended October 3, 2010 and October 4, 2009
(Unaudited)
A.	BASIS OF PRESENTATION

O’Charley’s Inc. (the “Company”) operates 233 (at October 3, 2010) full-service restaurant facilities in 17 states in the East, Southeast and Midwest under the trade name “O’Charley’s,” 113 full-service restaurant facilities in nine states throughout New England and the Mid-Atlantic under the trade name “Ninety Nine Restaurants” (“Ninety Nine”) and 11 full-service restaurant facilities in six states in the East, Southeast and Midwest under the trade name “Stoney River Legendary Steaks” (“Stoney River”). As of October 3, 2010, the Company had nine franchised O’Charley’s restaurants in five states.

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

These unaudited interim consolidated financial statements and footnote disclosures should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented to prepare these unaudited interim consolidated financial statements in conformity with GAAP.

B.	FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Fair Value of Financial Instruments,” (“ASC 825”), requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of ASC 825 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments, such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of October 3, 2010 and December 27, 2009.   Book value approximates fair value for substantially all of the Company’s financial assets and liabilities that fall under the scope of ASC 825, except for the Company’s nine percent senior subordinated notes (the “Senior Notes”). The fair value of the Senior Notes was $115.4 million and $123.8 million as of October 3, 2010 and December 27, 2009, respectively, compared to the carrying value of $115.2 million and $125.0 million as of October 3, 2010 and December 27, 2009, respectively. The fair value of the Senior Notes was based on quoted market prices as of the last day of the third quarter of fiscal 2010 and last day of fiscal 2009.

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

There were no transfers among levels within the fair value hierarchy during the 12 and 40 week periods ended October 3, 2010.  Assets measured at fair value on a recurring basis are summarized in the table below (in thousands):

	Fair Value Measurement
Description	Level	October 3, 2010	December 27, 2009

Deferred compensation plan assets	1	$4,112	$4,644

The deferred compensation plan assets are comprised of various investment funds, which are valued based upon their quoted market prices.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized in the table below (in thousands):

	October 3, 2010 Carrying Value	Level 1	Level 2	Level 3	Total Losses

Long-lived assets held and used	$653	—	—	$653	$2,499
Total	$653	—	—	$653	$2,499

In accordance with ASC 360, “Property, Plant, and Equipment,” long-lived assets held and used with a carrying amount of $3.2 million were written down to their fair value of $0.7 million during the third quarter of fiscal 2010, resulting in a loss of $2.5 million, which was included in net loss for the quarter ended October 3, 2010 and is included in impairment and disposal charges, net on the statement of operations. When future positive cash flows are projected, but less than the carrying value, Level 3 fair value is determined by projected future discounted cash flows for each restaurant location. The discount rate is the Company’s weighted average borrowing rate on outstanding debt during fiscal 2010 which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable for the restaurant. When the real estate value is deemed the highest and best use of the property, the fair value is determined using a valuation model that is based upon recent appraisals of the most representative operating location(s) based upon proximity, sales level, square footage, and land area. Long-lived assets held and used in the table above are restaurants that were impaired as a result of the Company’s quarterly impairment review.

C.	IMPAIRMENT AND DISPOSAL, NET

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the third quarter of fiscal 2010, the Company recorded impairment charges with respect to four O’Charley’s restaurants, all of which are currently operating, and other minor impairments resulting in net impairment and disposal charges of $2.5 million for the 12 weeks ended October 3, 2010 as compared to $0.3 million in the same prior-year period. No exit and disposal charges were recorded during the third quarter of either fiscal year. During the 40 weeks ended October 3, 2010, the Company recorded impairment charges with respect to eight O’Charley’s restaurants, other minor impairments and net exit and disposal costs relating to lease obligations for closed restaurants resulting in net impairment and disposal charges of $8.2 million as compared to $2.2 million for the same prior-year period.

Included in the $8.2 million of impairment and disposal charges, net, during the 40 weeks ended October 3, 2010, is $0.6 million of net exit and disposal costs related to three Ninety Nine restaurants closed during the first quarter of fiscal 2010 and one O’Charley’s restaurant that was previously closed.  These four restaurant locations currently have operating lease obligations with lease termination dates ranging from 2010 to 2014.  The present value of remaining lease obligations expected to be paid for these four restaurants was $0.8 million at the time of the restaurants’ closure.

A reconciliation of the liability balance is summarized in the table below (in millions):

Abandonment of Excess Leased Facilities
Balance, December 27, 2009	$—
Charges	0.8
Payments	(0.2)
Balance, October 3, 2010	$0.6

D.	SHARE-BASED COMPENSATION

Total net share-based compensation expense was $0.8 million and $3.1 million for the 12 and 40 weeks ended October 3, 2010, respectively, and $1.0 million and $3.4 million for the 12 and 40 weeks ended October 4, 2009, respectively.  The Company’s net share-based compensation expense primarily consisted of expense associated with restricted stock awards and to a lesser extent expense associated with unvested stock options and the Company’s employee share purchase plan.

During the 12 and 40 weeks ended October 3, 2010, the Company issued 40,000 and 203,020 shares of restricted stock awards, respectively, to its Board of Directors, certain members of senior management and certain employees. The Company also issued 127,500 and 182,500 shares of non-qualified stock options to certain members of senior management and certain employees during the 12 and 40 weeks ended October 3, 2010, respectively. As of October 3, 2010, there were 1.9 million options outstanding and 0.4 million restricted stock awards outstanding.

E.   LONG-TERM DEBT

On January 26, 2010 the Company entered into its Third Amended and Restated Credit Agreement (the “Credit Agreement”).  The maximum borrowing capacity under the Credit Agreement was reduced from $83 million (originally scheduled to be reduced to $65 million on April 18, 2010) to $45 million.  The prior credit agreement had participation from nine banks, while the current credit agreement has participation from three banks. The maximum adjusted leverage ratio was reduced from 5.50 to 5.25.  The definitions of adjusted leverage ratio and senior secured ratio have been changed, and capital expenditures for expansion (as defined by the Credit Agreement) are limited to 15% of EBITDA in 2010 and 30% of EBITDA in subsequent years. Under the Credit Agreement, the Company is permitted to repurchase its Senior Notes due in 2013, subject to certain limitations. The Credit Agreement also reduced the number of company-owned restaurants subject to collateral mortgages from 88 to 47. The Credit Agreement also “resets” the restricted payments basket for dividends and bond repurchases; however, such payments are currently restricted by the governing bond indenture. The Credit Agreement also permits sale-leaseback transactions, subject to certain limitations.  At October 3, 2010, the Company had no amounts outstanding on its revolving credit facility and $12.6 million outstanding in letters of credit, which reduced its available capacity under the Credit Agreement to $32.4 million.  During the 40 weeks ended October 3, 2010, the Company repurchased $9.8 million of its Senior Notes due 2013, resulting in a loss on early extinguishment of debt of $0.2 million, which is included in interest expense, net.

F.   NET (LOSS) EARNINGS PER COMMON SHARE

The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings.  Under this method, net earnings are reduced by the amount of dividends declared in the current period for common shareholders and participating security holders.  The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.  Since the Company had net losses for the 12 and 40 weeks ended October 3, 2010 and the 12 weeks ended October 4, 2009, undistributed losses were not allocated to participating securities.  Since the Company had net earnings for the 40 weeks ended October 4, 2009, undistributed earnings were allocated to participating securities; however, there was only a minimal impact on diluted earnings per share.  No dividends were declared in the 12 and 40 weeks ended October 3, 2010 or October 4, 2009.

Following is a reconciliation of the Company’s basic and diluted (loss) earnings per share calculation applying the two-class method (in thousands, except per share data):

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009

Net (loss) earnings	$(7,438)	$(2,146)	$(14,305)	$7,891
Less: Net earnings allocated to unvested participating restricted stock	—	—	—	(214)
(Loss) attributable/ earnings available to common shareholders	$(7,438)	$(2,146)	$(14,305)	$7,677

Weighted average common shares outstanding	21,267	20,906	21,175	20,777
Incremental options and restricted shares outstanding	—	—	—	318
Weighted average diluted common shares outstanding	21,267	20,906	21,175	21,095

Basic (loss) earnings per common share	$(0.35)	$(0.10)	$(0.68)	$0.37
Diluted (loss) earnings per common share	$(0.35)	$(0.10)	$(0.68)	$0.36

Options for 1.9 million shares were excluded from both the 12 and 40 weeks ended October 3, 2010 diluted weighted average share calculations and options for 2.2 million  and 1.9 million shares were excluded from 12 and 40 weeks ended October 4, 2009 diluted weighted average share calculations, respectively, due to these shares being anti-dilutive.  In addition, restricted stock awards for 0.4 million shares were excluded from both the 12 and 40 weeks ended October 3, 2010 diluted weighted average shares calculations and 0.6 million shares were excluded from both the 12 and 40 weeks ended October 4, 2009 diluted weighted average shares calculations due to these shares being anti-dilutive.

G.    DERIVATIVE INSTRUMENTS

On December 17, 2008, the counterparties to the Company’s interest rate swap agreements exercised their right to exit the agreements in exchange for a $3.5 million payment of the remaining swap value.  This amount is included as long-term debt in the Company’s consolidated balance sheet and is being amortized against interest expense over the remaining life of the Senior Notes due in 2013.  For the 12 and 40 weeks ended October 3, 2010, $0.1 million and $0.7 million, respectively, were amortized against interest expense.  As of October 3, 2010, the amount remaining to be amortized was $2.0 million. The Company did not have any swap arrangements as of October 3, 2010.

H.    LEGAL PROCEEDINGS

              On September 30, 2010, a jury in the matter of Evelyn Y. Davis v. O’Charley’s, Inc. in Baldwin County, Alabama Circuit Court, Civil Action No. 2007-90079, rendered a verdict in favor of the plaintiff, awarding damages in the amount of approximately $1.8 million.  The plaintiff in this matter alleged claims relating to injury suffered from a “slip and fall” at one of the Company’s O’Charley’s restaurants.  The judgment is subject to post-trial motions and appeal.  The Company maintains insurance to cover these types of claims, subject to a self-insured retention of $250,000.  Based on the information currently available, and taking into account the uncertainty of litigation, the October 3, 2010 consolidated balance sheet reflects the amount awarded and the related expected insurance recovery should such liability be confirmed. Such amounts are included in “Other Liabilities” and “Other Assets,” respectively.  The Company intends to appeal the judgment in the event it is not successful in invalidating the judgment through its post-trial motions and believes that it has valid coverage under its insurance policies for amounts in excess of its self-insured retention.   There can be no assurance, however, that the Company will be successful in its post-trial motions or appeal of the judgment.

       The Company is also a defendant from time to time in various legal proceedings arising in the ordinary course of its business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants; claims relating to workplace, workers’ compensation and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to its joint venture and franchising initiatives; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

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

I.    ASSETS HELD FOR SALE

The $0.8 million shown in assets held for sale as of October 3, 2010 on the consolidated balance sheet is a site the Company no longer plans to utilize that is currently being marketed for sale.  The Company does not recognize depreciation expense for assets held for sale.

J.    INCOME TAXES

      During the third quarter ended October 3, 2010, the Company performed its quarterly assessment of its net deferred tax assets. Under FASB ASC 740, “Income Taxes,” (“FASB ASC 740”), companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  As a result of the goodwill impairment charge recognized by the Company during fiscal 2008, the Company had a three-year cumulative pre-tax loss.  In evaluating all of the positive and negative evidence in determining that a valuation allowance was required, pursuant to FASB ASC 740, the Company evaluated future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, if applicable, and tax planning strategies, and compared the likelihood of these sources of income in light of the recent pre-tax losses and determined that it is more likely than not that the Company will not be able to realize its net deferred tax assets in the future. A cumulative pre-tax loss is given considerably more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome.

       The difference between the Company’s estimated annual tax rate of negative 4.4 percent for fiscal 2010 and the 4.9 percent rate through the third quarter of fiscal 2010 relates to certain discrete items, primarily the addition to expense of $0.4 million for additional valuation reserves associated with certain state net operating loss carryforwards, the reduction of expense of $1.3 million for release of valuation reserve related to a revision in estimate on the carryback of 2008 net operating losses, the reduction of expense of $0.1 million for the true-up of prior year taxes to actual amounts per the filed returns, and a $0.4 million reduction in expense associated with uncertain tax positions.  The change in the effective tax rate from fiscal 2009 to fiscal 2010 is the result of fluctuations in pre-tax net (loss) earnings and the related rate impacts of federal tax credits on the expected full year results, as well as changes in the fiscal 2010 valuation allowance.

       The Company has recorded an income tax benefit of $0.7 million for the 40 weeks ended October 3, 2010 compared to an income tax expense of $0.5 million for the 40 weeks ended October 4, 2009. The Company projects that its tax credits, which are primarily the FICA (Social Security and Medicare taxes) tip credits and the WOTC (Work Opportunity Tax Credit), will be approximately $7.6 million for the year.  The FICA tip credit is a non refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips.  WOTC is available for wages paid by employers who hire individuals from certain targeted groups of hard-to-employ individuals.

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

        In July 2010, the FASB issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures are amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

L.    SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of October 3, 2010 and December 27, 2009 and for the 12 and 40 week periods ended October 3, 2010 and October 4, 2009.

Consolidating Balance Sheet
As of October 3, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$1,523	$21,216	$—	$22,739
Trade accounts receivable, net	5,861	6,248	(922)	11,187
Income taxes receivable	—	4,699	—	4,699
Intercompany (payable) receivable	(267,482)	236,996	30,486	—
Inventories	3,726	4,667	—	8,393
Deferred income taxes	192	—	—	192
Assets held for sale	809	—	—	809
Other current assets	3,137	3,457	33	6,627
Total current (liabilities) assets	(252,234)	277,283	29,597	54,646

Property and equipment, net	236,501	100,005	—	336,506
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	210,911	29,642	(225,256)	15,297
Total Assets (Liabilities)	$195,203	$432,851	$(195,659)	$432,395

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$7,168	$(2,185)	$629	$5,612
Accrued payroll and related expenses	11,534	3,977	—	15,511
Accrued expenses	20,096	5,728	(889)	24,935
Deferred revenue	—	6,171	(629)	5,542
Federal, state and local taxes	(14,088)	24,773	—	10,685
Current portion of long-term debt and capitalized lease obligations	2,242	143	—	2,385
Total current liabilities (assets)	26,952	38,607	(889)	64,670

Deferred income taxes	3,853	—	—	3,853
Other liabilities	27,570	20,465	99	48,134
Long-term debt, less current portion	140,765	281	(23,679)	117,367

Shareholders’ Equity (Deficit):
Common stock	122,697	343,431	(301,054)	165,074
Retained (deficit) earnings	(126,634)	30,067	129,864	33,297
Total shareholders’ equity (deficit)	(3,937)	373,498	(171,190)	198,371
Total Liabilities and Shareholders’ Equity (Deficit)	$195,203	$432,851	$(195,659)	$432,395

Consolidating Balance Sheet
As of December 27, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$2,127	$19,753	$—	$21,880
Trade accounts receivable, net	8,280	7,267	(210)	15,337
Income taxes receivable	—	1,872	—	1,872
Intercompany (payable) receivable	(257,253)	226,774	30,479	—
Inventories	4,663	5,931	—	10,594
Assets held for sale	809	1,128	—	1,937
Other current assets	1,961	2,462	11	4,434
Total current (liabilities) assets	(239,413)	265,187	30,280	56,054

Property and equipment, net	256,799	110,051	—	366,850
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	208,619	30,042	(225,256)	13,405
Total Assets (Liabilities)	$226,030	$431,201	$(194,976)	$462,255

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$4,484	$(12)	$629	$5,101
Accrued payroll and related expenses	12,052	3,992	—	16,044
Accrued expenses	16,287	5,365	(206)	21,446
Deferred revenue	—	18,598	(629)	17,969
Federal, state and local taxes	(14,234)	24,693	—	10,459
Current portion of long-term debt and capitalized lease obligations	1,835	144	—	1,979
Total current liabilities (assets)	20,424	52,780	(206)	72,998

Deferred income taxes	1,386	—	—	1,386
Other liabilities	28,234	20,499	100	48,833
Long-term debt, less current portion	151,272	528	(23,679)	128,121
Capitalized lease obligations, less current portion	1,548	250	—	1,798

Shareholders’ Equity (Deficit):
Common stock	119,138	343,431	(301,055)	161,514
Retained (deficit) earnings	(95,972)	13,713	129,864	47,605
Total shareholders’ equity (deficit)	23,166	357,144	(171,191)	209,119
Total Liabilities and Shareholders’ Equity (Deficit)	$226,030	$431,201	$(194,976)	$462,255

Consolidating Statement of Operations
12 Weeks Ended October 3, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Revenues:
Restaurant sales	$107,612	$80,808	$2,977	$191,397
Franchise and other revenue	273	78	—	351
	107,885	80,886	2,977	191,748

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	32,616	24,254	1,103	57,973
Payroll and benefits	40,979	29,357	(1,872)	68,464
Restaurant operating	22,723	16,330	3,320	42,373
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	96,318	69,941	2,551	168,810

Advertising and marketing	—	7,969	36	8,005
General and administrative	1,420	7,036	(174)	8,282
Depreciation and amortization of property and equipment	5,355	4,245	112	9,712
Impairment and disposal charges, net	2,494	5	—	2,499
Pre-opening costs	—	—	—	—
	105,587	89,196	2,525	197,308
Income (Loss) from Operations	2,298	(8,310)	452	(5,560)
Other Expense (Income):
Interest expense, net	2,354	134	—	2,488
Other, net	43,733	(43,739)	—	(6)
	46,087	(43,605)	—	2,482
(Loss) Earnings Before Income Taxes	(43,789)	35,295	452	(8,042)
Income Tax (Benefit) Expense	(688)	84	—	(604)
Net (Loss) Earnings	$(43,101)	$35,211	$452	$(7,438)

Consolidating Statement of Operations
12 Weeks Ended October 4, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Revenues:
Restaurant sales	$109,007	$80,722	$4,185	$193,914
Commissary sales	—	6,076	(6,076)	—
Franchise and other revenue	167	63	(48)	182
	109,174	86,861	(1,939)	194,096

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	31,593	23,450	1,424	56,467
Payroll and benefits	42,034	30,111	(1,668)	70,477
Restaurant operating	19,955	15,689	3,825	39,469
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	93,582	69,250	3,581	166,413

Cost of commissary sales	—	6,054	(6,054)	—
Advertising and marketing	—	7,550	57	7,607
General and administrative	1,082	8,105	(459)	8,728
Depreciation and amortization of property and equipment	6,061	4,459	171	10,691
Impairment and disposal, net	108	—	217	325
Pre-opening costs	—	71	—	71
	100,833	95,489	(2,487)	193,835
Income (Loss) from Operations	8,341	(8,628)	548	261
Other Expense:
Interest expense, net	2,101	154	73	2,328
Other, net	1	—	—	1
	2,102	154	73	2,329
Earnings (Loss) Before Income Taxes	6,239	(8,782)	475	(2,068)
Income Tax Expense (Benefit)	138	(60)	—	78
Net Earnings (Loss)	$6,101	$(8,722)	$475	$(2,146)

Consolidating Statement of Operations
40 Weeks Ended October 3, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Revenues:
Restaurant sales	$373,813	$272,341	$10,245	$656,399
Franchise and other revenue	642	280	—	922
	374,455	272,621	10,245	657,321

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	110,812	80,576	3,734	195,122
Payroll and benefits	138,913	98,825	(5,985)	231,753
Restaurant operating	72,728	53,884	10,901	137,513
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	322,453	233,285	8,650	564,388

Advertising and marketing	—	27,576	118	27,694
General and administrative	4,495	25,532	(607)	29,420
Depreciation and amortization of property and equipment	18,564	14,323	391	33,278
Impairment and disposal charges, net	7,634	543	—	8,177
Pre-opening costs	—	7	—	7
	353,146	301,266	8,552	662,964
Income (Loss) from Operations	21,309	(28,645)	1,693	(5,643)
Other Expense (Income):
Interest expense, net	8,956	449	—	9,405
Other, net	43,734	(43,739)	—	(5)
	52,690	(43,290)	—	9,400
(Loss) Earnings Before Income Taxes	(31,381)	14,645	1,693	(15,043)
Income Tax Benefit	(724)	(14)	—	(738)
Net (Loss) Earnings	$(30,657)	$14,659	$1,693	$(14,305)

Consolidating Statement of Operations
40 Weeks Ended October 4, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Revenues:
Restaurant sales	$392,822	$282,390	$16,094	$691,306
Commissary sales	—	50,854	(50,854)	—
Franchise and other revenue	655	228	(218)	665
	393,477	333,472	(34,978)	691,971

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	113,427	83,077	4,783	201,287
Payroll and benefits	144,429	102,320	(4,469)	242,280
Restaurant operating	69,531	53,898	12,577	136,006
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	327,387	239,295	12,891	579,573

Cost of commissary sales	—	49,795	(49,795)	—
Advertising and marketing	—	25,934	231	26,165
General and administrative	4,036	26,634	(1,159)	29,511
Depreciation and amortization of property and equipment	21,076	14,983	610	36,669
Impairment and disposal charges, net	1,447	350	363	2,160
Pre-opening costs	1	415	—	416
	353,947	357,406	(36,859)	674,494
Income (Loss) from Operations	39,530	(23,934)	1,881	17,477
Other Expense (Income):
Interest expense, net	8,232	502	378	9,112
Other, net	(72)	—	—	(72)
	8,160	502	378	9,040
Earnings (Loss) Before Income Taxes	31,370	(24,436)	1,503	8,437
Income Tax Expense (Benefit)	559	(13)	—	546
Net Earnings (Loss)	$30,811	$(24,423)	$1,503	$7,891

Consolidating Statement of Cash Flows
40 Weeks Ended October 3, 2010
(Unaudited)
			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) earnings	$(30,657)	$14,659	$1,693	$(14,305)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	18,564	14,324	390	33,278
Amortization of debt issuance costs and swap termination payment	643	—	—	643
Share–based compensation	3,062	—	—	3,062
Loss on early extinguishment of debt	198	—	—	198
Amortization of deferred gain on sale-leasebacks	(813)	—	—	(813)
Deferred income taxes and other income tax related items	2,084	—	—	2,084
Loss on the sale of assets	46	40	—	86
Impairment and disposal charges, net	7,569	615	—	8,184
Changes in assets and liabilities:
Trade accounts and other receivables	2,659	1,019	712	4,390
Income taxes receivable	—	(2,827)	—	(2,827)
Inventories	937	1,264	—	2,201
Other current assets	(1,177)	(994)	(22)	(2,193)
Trade accounts payable	2,684	(2,173)	—	511
Deferred revenue	—	(12,427)	—	(12,427)
Accrued payroll, accrued expenses, and federal, state and local taxes	3,504	426	(682)	3,248
Other long-term assets and liabilities	(2,305)	388	—	(1,917)
Net cash provided by operating activities	6,998	14,314	2,091	23,403

Cash Flows from Investing Activities:
Additions to property and equipment	(6,055)	(4,430)	(391)	(10,876)
Proceeds from the sale of assets	7	1,130	—	1,137
Other, net	(5)	—	—	(5)
Net cash used in investing activities	(6,053)	(3,300)	(391)	(9,744)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(1,627)	—	—	(1,627)
Repurchase of senior notes	(9,993)	—	—	(9,993)
Debt issuance costs	(1,647)	—	—	(1,647)
Proceeds from issuances under CHUX Ownership Plan and the exercise of stock options	739	—	—	739
Shares tendered and retired for minimum tax withholding	(277)	—	—	(277)
Excess tax benefit from share-based payments	8	—	—	8
Dividends paid	(3)	—	—	(3)
Net cash used in financing activities	(12,800)	—	—	(12,800)

Decrease (increase) in cash and cash equivalents	(11,855)	11,014	1,700	859
Cash and cash equivalents at beginning of the period	2,127	19,753	—	21,880
Cash and cash equivalents at end of the period	$(9,728)	$30,767	$1,700	$22,739

Consolidating Statement of Cash Flows
40 Weeks Ended October 4, 2009
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net earnings (loss)	$30,811	$(24,423)	$1,503	$7,891
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	21,076	14,983	610	36,669
Amortization of debt issuance costs	245	—	—	245
Share–based compensation	3,416	—	—	3,416
Amortization of deferred gain on sale-leasebacks	(813)	—	—	(813)
Deferred income taxes and other income tax related items	(1,428)	—	—	(1,428)
Loss on the sale of assets	65	17	—	82
Impairment and disposal charges, net	1,446	350	—	1,796
Noncontrolling interests	—	—	(83)	(83)
Changes in assets and liabilities:
Trade accounts receivable	6,216	(2,632)	736	4,320
Income taxes receivable	—	924	—	924
Inventories	525	6,608	66	7,199
Other current assets	(1,154)	1,688	(1,002)	(468)
Trade accounts payable	(605)	(3,656)	(4,095)	(8,356)
Deferred revenue	—	(12,184)	(51)	(12,235)
Accrued payroll, accrued expenses, and federal, state and local taxes	3,674	(2,811)	(698)	165
Other long-term assets and liabilities	6,183	1,521	(6,706)	998
Net cash provided by (used in) operating activities	69,657	(19,615)	(9,720)	40,322

Cash Flows from Investing Activities:
Additions to property and equipment	(8,455)	(4,966)	2,366	(11,055)
Proceeds from the sale of assets	12	7,902	—	7,914
Other, net	(36,162)	35,348	856	42
Net cash (used in) provided by investing activities	(44,605)	38,284	3,222	(3,099)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(29,794)	—	—	(29,794)
Payments to noncontrolling interests	(300)	—	—	(300)
Proceeds from swap cancellation	3,510	—	—	3,510
Proceeds from issuances under CHUX Ownership Plan and the exercise of stock options	799	—	—	799
Shares tendered and retired for minimum tax withholding	(170)	—	—	(170)
Net cash used in financing activities	(25,955)	—	—	(25,955)

(Decrease) increase in cash and cash equivalents	(903)	18,669	(6,498)	11,268
Cash and cash equivalents at beginning of the period	2,924	(2,639)	6,533	6,818
Cash and cash equivalents at end of the period	$2,021	$16,030	$35	$18,086

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “seek,” “forecast,” or similar expressions.  These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the deterioration in the United States economy and the related adverse effect on our sales of decreases in consumer spending; our ability to achieve our internal forecast of sales and profitability; our ability to comply with the terms and conditions of our financing agreements; our ability to maintain or increase same-store sales and operating margins at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our consolidated results of operations; the effect of increased competition; our ability to successfully implement changes to our supply chain; our ability to sell closed restaurants and other surplus assets; our ability to successfully implement and realize projected benefits of our turnaround and transformation process, and other initiatives;  the result of existing or proposed government laws and regulation; the resolution of outstanding legal proceedings; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (“the Commission”). Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a multi-concept restaurant company headquartered in Nashville, Tennessee. We operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine Restaurants” (Ninety Nine) and “Stoney River Legendary Steaks” (Stoney River) trade names. As of October 3, 2010, we operated 233 O’Charley’s restaurants in 17 states in the East, Southeast and Midwest, 113 Ninety Nine restaurants in nine states throughout New England and the Mid-Atlantic, and 11 Stoney River restaurants in six states in the East, Southeast and Midwest. As of October 3, 2010, we had nine franchised O’Charley’s restaurants in five states.  Our fiscal year ends on the last Sunday of the calendar year.  We have one reportable segment.

On July 29, 2010, we announced that David W. Head had been named our new president and chief executive officer. He was also appointed to our board of directors. Prior to joining O’Charley’s and since 2006, Mr. Head served as chairman, president and chief executive officer of Captain D’s Seafood Kitchen, an operator and franchisor of quick-service seafood restaurants. Prior to that Mr. Head served as president, chief executive officer and director of Romacorp, Inc., which operated and franchises Tony Roma’s casual dining locations, from 2003 to 2006.

In response to the macroeconomic conditions of the past several years, much of management’s focus has been on improving guest satisfaction, stabilizing and increasing guest counts and sales, controlling margins, reducing overhead costs, maximizing cash flow, and reducing debt.  While we believe that we have made progress in these areas, and that the tools we applied, such as our food, labor, and beverage cost management systems, continue to contribute positively to our operating results, we believe that we still have considerable opportunities to improve our financial performance. We continue to improve our Guest Satisfaction Index (GSI) scores, which we believe are often a barometer signifying a guest’s intent to return to the restaurant. The percentage of respondents who gave the highest rating for overall satisfaction improved by 100 basis points at O’Charley’s, by 200 basis points at Ninety Nine, and by 400 basis points at Stoney River in the third quarter of fiscal 2010 compared to the prior year quarter.  Going forward, we believe that our primary focus must be on positioning each of our restaurant concepts to increase guest counts, sales, and profitability.

At our O’Charley’s restaurants, we have conducted extensive market research over the past year to better understand the perceptions of the brand.  Based upon this research, we believe that many guests no longer perceive O’Charley’s to have better food and service than our competitors, causing many of them to leave the brand or reduce their frequency of visits.  We also learned that many of our formerly loyal guests have a strong attachment to the brand. In response, we have a series of initiatives underway to build upon the brand’s existing strengths by simplifying the menu and improving the quality of every menu item. During the quarter, we saw favorable results from our re-introduction of “Two Meals for $14.99” combined with value-priced beverage and appetizer choices, and an opportunity for customers to complete their meal with soup or salad and a dessert for $2.99.  We also began our re-training and re-certification program with our restaurant management teams to improve service and execution to convert new and returning guests into loyal O’Charley’s customers.  In addition, to support our repositioning efforts, we have selected a new advertising agency that we believe will provide creative thinking and a fresh approach to our marketing and advertising efforts. We expect the turnaround in guest perceptions of O’Charley’s to be gradual.  In the short term, we plan to drive sales by continuing the focus on value with attractively-priced entrées, appetizers and cocktails, while we introduce new menu items at higher price points.

At our Ninety Nine restaurants, we continue to strengthen the loyalty of our core guests, who we believe appreciate a friendly environment that offers generous portions of high quality traditional fare at moderate prices.  Our “Nine Real-Sized Entrées for $9.99” continues to prove popular with our guests, and we plan to continue to refresh the nine menu items over time.  This offering is now featured in the regular menu rather than as a menu insert as previously placed. Additionally, our guests continue to respond favorably to the opportunity to upgrade their entrée into a full meal for an additional $3.00 and our “Red Sox Win, Kids Eat Free” promotion proved to be popular during the baseball season.  During the third quarter, Ninety Nine’s same-store sales and guest counts outperformed its competition as measured by Knapp-Track, a restaurant industry measuring service, and Ninety Nine had its first quarter of same-store sales growth in three years.

At our Stoney River restaurants, in order to provide increased brand relevance to our guests, we have reduced prices on certain menu items, added new menu items and added more affordable choices to our wine list while continuing to offer our signature favorite menu items and outstanding guest service.  We completed the roll out of these repositioning elements last year and are now focused on refreshing our menu choices as well as bringing Stoney River’s cost structure in line with the lower check average.  These efforts continue to show progress as we have had four consecutive quarters of improved operating margins, and had our first quarter of same-store sales growth in three years.
Following is an explanation of certain items in our consolidated statements of operations:

Revenues consist primarily of company-operated restaurant sales and, to a lesser extent, royalty and franchise revenue.  Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts.  Franchise and other revenue consists of development fees, royalties on sales by franchised units, and royalties on sales of branded food items, particularly salad dressings. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized as revenue in the period corresponding to the franchisees’ sales. Revenue resulting from the sale of gift cards is recognized in the period redeemed.  A percentage of gift card redemptions, based upon actual experience, is recognized as a reduction in restaurant operating costs for gift cards sold that will not be redeemed.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, and alcoholic and non-alcoholic beverages, net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood which accounted for approximately 22 percent, 9 percent and 12 percent, respectively, of our overall cost of food and beverage in the third quarter of fiscal 2010. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

Operating Results
The following table highlights the operating results for the 12 and 40 week periods ended October 3, 2010 and October 4, 2009 as a percentage of total revenues unless specified otherwise.

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
Revenues:
Restaurant sales	99.8%	99.9%	99.9%	99.9%
Franchise and other revenue	0.2	0.1	0.1	0.1
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	30.3	29.1	29.7	29.1
Payroll and benefits	35.8	36.3	35.3	35.0
Restaurant operating costs	22.1	20.4	20.9	19.7
Cost of restaurant sales, exclusive of depreciation
and amortization shown separately below	88.2	85.8	86.0	83.8

Advertising and marketing	4.2	3.9	4.2	3.8
General and administrative	4.3	4.5	4.5	4.3
Depreciation and amortization	5.1	5.5	5.1	5.3
Impairment, and disposal charges, net	1.3	0.2	1.2	0.3
Pre-opening costs	0.0	0.0	0.0	0.1

(Loss) Income from Operations	(2.9)	0.1	(0.9)	2.5

Other Expense:
Interest expense, net	1.3	1.2	1.4	1.3
(Loss) Earnings before Income Taxes	(4.2)	(1.1)	(2.3)	1.2
Income Tax (Benefit) Expense	(0.3)	0.0	(0.1)	0.1
Net (Loss) Earnings	(3.9)%	(1.1)%	(2.2)%	1.1%

(1)	Percentages calculated as a percentage of restaurant sales.

Adjusted EBITDA
We present Adjusted EBITDA to assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  Also, our credit agreement uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.  The following table is a reconciliation of U.S. generally accepted accounting principles (“GAAP”) financial measure of (Loss) Income from Operations to Adjusted EBITDA, a non-GAAP financial measure, for the 12 and 40 week periods ended October 3, 2010 and October 4, 2009 (1):

	12 Weeks Ended		40 Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
(Loss) Income from Operations	$(5,560)	$261	$(5,643)	$17,477

Add:
Depreciation and amortization	9,712	10,691	33,278	36,669
Impairment and disposal charges, net (2)	2,499	325	8,177	2,160
Share-based compensation expense (3)	850	1,045	3,061	3,416
Severance, recruiting and relocation expense (4)	—	145	2,395	435
Changes in deferred compensation balances (5)	138	551	138	590

Adjusted EBITDA	$7,639	$13,018	$41,406	$60,747

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

(4)
Cash and non-cash charges relating to significant organization changes.  Charges in the 40 weeks ended October 3, 2010 relate primarily to the severance associated with the resignation of the Company’s former CEO and other operational changes. Charges in the 40 weeks ended October 4, 2009, related primarily to the retirement of the Company’s former CEO and the recruitment of a new CEO.

(5)
The Company sponsors a deferred compensation plan for certain management employees, which is fully funded with a “Rabbi Trust.”  Changes in the value of the employee’s self-directed balances are reported in compensation expense, with an offsetting amount in interest expense, net.

Concept Performance Measures
The following table reflects margin performance of each of our concepts for the 12 and 40 week periods ended October 3, 2010 and October 4, 2009.

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
	($ in millions)		($ in millions)
O’Charley’s Concept: (1)
Restaurant Sales	$120.2	$123.3	$417.7	$445.5

Cost and expenses: (2)
Cost of food and beverage	30.3%	29.0%	29.7%	28.9%
Payroll and benefits	36.2%	36.5%	35.3%	34.9%
Restaurant operating costs (3)	22.1%	19.5%	20.4%	18.8%
Cost of restaurant sales, exclusive of depreciation and amortization	88.6%	84.9%	85.4%	82.6%

Ninety Nine Concept:
Restaurant Sales	$63.9	$64.0	$213.4	$221.2

Cost and expenses: (2)
Cost of food and beverage	29.6%	28.6%	29.1%	28.7%
Payroll and benefits	36.0%	36.8%	36.3%	36.0%
Restaurant operating costs (3)	22.4%	22.2%	22.0%	21.2%
Cost of restaurant sales, exclusive of depreciation and amortization	87.9%	87.6%	87.5%	85.9%

Stoney River Concept:
Restaurant Sales	$7.3	$6.6	$25.2	$24.7

Cost and expenses: (2)
Cost of food and beverage	36.5%	35.9%	35.9%	36.6%
Payroll and benefits	27.5%	29.3%	26.8%	29.8%
Restaurant operating costs (3)	19.2%	19.7%	20.2%	21.3%
Cost of restaurant sales, exclusive of depreciation and amortization	83.1%	85.0%	83.0%	87.6%

(1) Includes restaurant sales from O’Charley’s joint venture operations of $1.2 million and $5.5 million for the 12 and 40 weeks ended October 4, 2009, respectively. These restaurants became company-owned restaurants later in 2009. This line excludes revenue from franchised restaurants.

(2) Shown as a percentage of restaurant sales.

(3) Includes rent, where 100% of the Ninety Nine restaurant locations are leased (land or land and building) as compared to
      58% for O’Charley’s and 73% for Stoney River.

Concept Restaurant Count and Operating Statistics
The following table sets forth certain financial and other restaurant data for the quarters ended October 3, 2010 and October 4, 2009:

	October 3,	October 4,
	2010	2009
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	234	233
Restaurants opened	—	2
Restaurant closed	(1)	—
In operation, end of quarter	233	235
Ninety Nine Restaurants:
In operation, beginning of quarter	113	116
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	113	116
Stoney River Restaurants:
In operation, beginning of quarter	11	10
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	11	10
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	9	12
Restaurants opened	—	—
Restaurants closed	—	(2)
In operation, end of quarter	9	10
Average Weekly Sales per Store:
O’Charley’s	$42,851	$43,627
Ninety Nine	47,133	45,985
Stoney River	55,544	55,088
Change in Same-store Sales (1):
O’Charley’s	(2.2%)	(7.6%)
Ninety Nine	1.2%	(7.1%)
Stoney River	1.7%	(17.1%)
Change in Same-store Guest Visits (1):
O’Charley’s	2.7%	(7.4%)
Ninety Nine	(0.6%)	(3.4%)
Stoney River	15.4%	(1.0%)
Change in Same-store Average Check per Guest (1):
O’Charley’s	(4.8%)	(0.2%)
Ninety Nine	1.8%	(3.8%)
Stoney River	(11.9%)	(16.3%)
Average Check per Guest (2):
O’Charley’s	$12.26	$12.86
Ninety Nine	14.51	14.25
Stoney River	34.69	39.76

(1)	When computing same-store sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open during the quarter.

Third Quarter and First 40 Weeks of Fiscal 2010 Versus Third Quarter and First 40 Weeks of Fiscal 2009

Revenues

During the 12 weeks ended October 3, 2010, total revenues decreased 1.2 percent to $191.7 million from $194.1 million for the same prior-year period. Total revenues for the first 40 weeks of 2010 decreased 5.0 percent to $657.3 million from $692.0 million in the same prior-year period. We believe that sales at each of our brands continue to be negatively impacted by the economic environment.

Restaurant sales for O’Charley’s decreased $3.1 million, or 2.5 percent, to $120.2 million for the third quarter of fiscal 2010, reflecting a decline in same-store sales of 2.2 percent and the closure of two restaurants since the third quarter of 2009. The closure of the two restaurants reduced sales in the current quarter by $0.4 million. The same-store sales decrease of 2.2 percent was the result of a 4.8 percent decrease in average check and a 2.7 percent increase in guest counts.  The 4.8 percent decrease in average check reduced sales by $5.9 million compared to the prior year quarter, while the 2.7 percent increase in guest counts increased sales by $3.3 million compared to the prior year quarter.  Restaurant sales for O’Charley’s decreased $27.7 million, or 6.2 percent, to $417.7 million for the first 40 weeks of 2010, reflecting a same-store sales decrease of 5.8 percent and the closure of two restaurants since the beginning of fiscal 2009. The closure of the two restaurants reduced sales in the current year by $1.0 million.  The same-store sales decrease was the result of a 4.5 percent decrease in average check and a 1.4 percent decrease in guest counts.  The 4.5 percent decrease in average check and 1.4 percent decrease in guest counts reduced sales in the year by $19.1 million and $6.3 million, respectively, compared to the prior-year period.

Restaurant sales for Ninety Nine decreased $0.1 million, or 0.2 percent, to $63.9 million in the third quarter of fiscal 2010, reflecting an increase in same-store sales of 1.2 percent, offset by the effect of closing three restaurants since the third quarter of fiscal 2009. The closure of the three restaurants reduced sales in the current quarter by $0.9 million. The same-store sales increase of 1.2 percent was the result of a 1.8 percent increase in average check and a 0.6 percent decrease in guest counts. The 1.8 percent increase in average check increased sales by $1.1 million compared to the prior year quarter, while the 0.6 percent decrease in guest counts reduced sales by $0.4 million compared to the prior year quarter. Restaurant sales for Ninety Nine decreased $7.8 million, or 3.5 percent, to $213.4 million for the first 40 weeks of 2010, reflecting a same-store sales decrease of 2.3 percent and a net decrease from the closure of four restaurants and the addition of one restaurant since the beginning of fiscal 2009.  The net closure of restaurants reduced sales in the current year by $2.8 million. The same-store sales decline was the result of a 0.7 percent decrease in average check and a 1.6 percent decrease in guest counts.  The 0.7 percent decrease in average check and 1.6 percent decrease in guest counts reduced sales by $1.5 million and $3.4 million, respectively, compared to the prior-year period.

Restaurant sales for Stoney River Legendary Steaks increased $0.7 million, or 10.9 percent, to $7.3 million for the third quarter of fiscal 2010, reflecting a same-store sales increase of 1.7 percent and the addition of one new restaurant since the third quarter of fiscal 2009. The addition of the one restaurant increased sales in the current quarter by $0.6 million. The same-store sales increase of 1.7 percent was the result of a 15.4 percent increase in guest counts partly offset by an 11.9 percent decrease in average check. The 15.4 percent increase in guest counts increased sales by $1.0 million compared to the prior year quarter, while the 11.9 percent decrease in average check reduced sales by $0.9 million compared to the prior year quarter. Restaurant sales for Stoney River Legendary Steaks increased $0.6 million, or 2.4 percent, to $25.2 million for the first 40 weeks of 2010, reflecting the net decrease from the closure of one restaurant and addition of one restaurant since the beginning of fiscal 2009, partly offset by a same-store sales decrease of 3.2 percent. The net effect of the closure and opening of these restaurants increased sales by $1.5 million in the current year. The same-store sales decrease was the result of an 11.7 percent decrease in average check and an increase in guest counts of 9.6 percent. The 11.7 percent decrease in average check reduced sales by $2.9 million compared to the prior-year period, while the 9.6 percent increase in guest counts increased sales by $2.2 million compared to the prior-year period.

Cost of Food and Beverage

During the third quarter of 2010, our cost of food and beverage was $58.0 million, or 30.3 percent of restaurant sales, compared with $56.5 million, or 29.1 percent of restaurant sales, in the same prior-year period. A number of factors contributed to this $1.5 million increase in food and beverage costs. In addition to changes and trends in consumer behavior, we routinely adjust our product offerings, pricing and promotional incentives among other factors that collectively comprise our product mix during any given period. During the quarter, we believe the change to our product mix increased our cost of food and beverage by approximately $3.1 million. This increase was partly offset by a $0.7 million decrease in costs of food and beverage attributable to our decline in sales and a $0.8 million decrease attributed to a reduction in our commodity costs, particularly beef, flour and produce. During the first 40 weeks of 2010, cost of food and beverage was $195.1 million, or 29.7 percent of restaurant sales, compared to $201.3 million, or 29.1 percent of restaurant sales, in the same prior-year period. A number of factors contributed to this $6.2 million decrease in cost of food and beverage. The decline in restaurant sales accounted for $8.6 million of the decline in our cost of food and beverage, while reductions in commodity prices accounted for $4.2 million of the decline, as lower costs for beef and produce were partly offset by higher costs for seafood. This decrease was partly offset by a $6.7 million increase attributable to a change to our product mix.

Payroll and Benefits

During the third quarter of 2010, payroll and benefits were $68.5 million, or 35.8 percent of restaurant sales, compared to $70.5 million, or 36.3 percent of restaurant sales, in the same prior-year period.  A number of factors contributed to this $2.0 million year-over-year decline in payroll and benefits costs including: a $1.7 million reduction in insurance expense and a $0.8 million reduction in payroll taxes from adoption of the Hiring Incentives to Restore Employment (HIRE) Act.  These reductions in payroll and benefits were partly offset by a $0.5 million increase in training expenses, reflecting our retraining and recertification efforts. During the first 40 weeks of 2010, payroll and benefits were $231.8 million, or 35.3 percent of restaurant sales, compared to $242.3 million, or 35.0 percent of restaurant sales, in the same prior-year period.

Restaurant Operating Costs

During the third quarter of 2010, restaurant operating costs were $42.4 million, or 22.1 percent of restaurant sales, compared to $39.5 million, or 20.4 percent of restaurant sales, in the same prior-year period.  This 170 basis point increase was primarily due to an increase in the following areas: $0.7 million in utilities, reflecting higher usage during the unusually hot summer months, $0.7 million in supplies and replacements, $0.6 million in repair and maintenance costs and $0.6 million in property taxes, resulting from the prior year adjustments of property tax accruals. During the first 40 weeks of 2010, restaurant operating costs were $137.5 million, or 20.9 percent of restaurant sales, compared to $136.0 million, or 19.7 percent of restaurant sales, in the same prior-year period.

Advertising and Marketing Expenses

During the third quarter of 2010, advertising and marketing expenses were $8.0 million, or 4.2 percent of revenue, as compared to $7.6 million, or 3.9 percent of revenue, in the same prior-year period.  During the first 40 weeks of 2010, advertising and marketing expenses were $27.7 million, or 4.2 percent of revenue, as compared to $26.2 million, or 3.8 percent of revenue, in the same prior-year period.  This increase as a percentage of revenue is due to higher spending levels and the deleveraging impact of lower revenue.

General and Administrative Expenses

General and administrative expenses were $8.3 million, or 4.3 percent of revenue, in the third quarter of 2010, compared to $8.7 million, or 4.5 percent of revenue, in the same prior-year period. The $0.4 million year-over-year reduction in expenses is primarily attributable to changes in the value of deferred compensation balances. During the first 40 weeks of 2010, general and administrative expenses were $29.4 million, or 4.5 percent of revenue, compared to $29.5 million, or 4.3 percent of revenue, in the same prior-year period.

Depreciation and Amortization, Property and Equipment

During the third quarter of 2010, depreciation and amortization was $9.7 million, or 5.1 percent of revenue, as compared to $10.7 million, or 5.5 percent of revenue, in the same prior-year period.  During the first 40 weeks of 2010, depreciation and amortization was $33.3 million, or 5.1 percent of revenue, compared to $36.7 million, or 5.3 percent of revenue, in the same prior-year period.  These reductions in expense are primarily due to lower carrying values of assets following the restaurant impairment charges recognized in prior periods.

Impairment and Disposal Charges, net

During the third quarter of 2010, impairment and disposal charges, net were $2.5 million, or 1.3 percent of revenue, as compared to $0.3 million, or 0.2 percent of revenue, in the same prior-year period. During the first 40 weeks of 2010, impairment and disposal charges, net were $8.2 million, or 1.2 percent of revenue, compared to $2.2 million, or 0.3 percent of revenue, in the same prior-year period. Impairment charges of $7.4 million were recorded for eight O’Charley’s restaurants, which will remain open.  In addition, we recorded exit and disposal costs of $0.6 million relating to three Ninety Nine restaurants that were closed during the first quarter of fiscal 2010 and one O’Charley’s restaurant that was previously closed.  These four restaurant locations currently have operating lease obligations with lease terminations ranging from 2010 to 2014.  Impairment expense in the prior year primarily relates to impairment charges with respect to three O’Charley’s restaurants that remain open and an aircraft that was subsequently sold.

Pre-opening Costs

There were no pre-opening costs in the third quarter of 2010, compared to $0.1 million in the third quarter of 2009.  Pre-opening costs for the 40 weeks of 2010 were insignificant, compared to $0.4 million in the same prior-year period. This year-over-year reduction is the result of no new restaurant development.

Interest Expense, Net

Interest expense for the third quarter of 2010 was $2.5 million, or 1.3 percent of revenue, compared to $2.3 million, or 1.2 percent of revenue, in the same prior-year period. The impact of reduced debt levels was more than offset by a $0.4 million change in the value of deferred compensation balances. At the end of the quarter, we had $115.2 million of senior subordinated notes and no drawings on our revolving line of credit. During the first 40 weeks of 2010, interest expense was $9.4 million, or 1.4 percent or revenue, compared to $9.1 million, or 1.3 percent of revenue, in the same prior-year period.

Income Taxes

       Our provision for income taxes for the first 40 weeks of 2010 was a benefit of $0.7 million, an effective rate of approximately 4.9 percent, versus a tax expense of $0.5 million in the prior-year period, an effective rate of approximately 6.5 percent.  Based upon our estimated full year results combined with our estimated full year tax credits, we expect our full year effective tax rate to be approximately negative 4.4 percent.  Under GAAP, we are required to apply our estimated full year tax rate to our pretax income on a year-to-date basis in each interim period.  The difference between our estimated annual tax rate of negative 4.4 percent and the 4.9 percent rate for the first 40 weeks of 2010 relates to certain discrete items, primarily the addition to expense of $0.4 million for additional valuation reserves associated with certain state net operating loss carry-forwards, the reduction of expense of $1.3 million for release of valuation reserve related to a revision in estimate on the carryback of 2008 net operating losses, the reduction of expense of $0.1 million for the true-up of prior year taxes to actual amounts per the filed returns, and a $0.4 million reduction in expense associated with uncertain tax positions.  The change in the effective tax rate from fiscal 2009 to fiscal 2010 is the result of fluctuations in pre-tax net (loss) earnings and the related rate impacts of federal tax credits on the expected full year results, as well as changes in the fiscal 2010 valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to collection of our sales being received in four days or less while our typical accounts payable turnover, excluding food invoices, averages thirty days.  We do not believe this indicates a lack of liquidity. We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and reducing our debt. As a result of these reductions in investment, we had a cash balance of $22.7 million and there were no amounts outstanding on our revolving line of credit at October 3, 2010.  We have no plans to develop any new restaurants in 2010.

The following table presents a summary of our cash flows for the 40 weeks ended October 3, 2010 and October 4, 2009:

	October 3, 2010	October 4, 2009
Net cash provided by operating activities	$23,403	$40,322
Net cash used in investing activities	(9,744)	(3,099)
Net cash used in financing activities	(12,800)	(25,955)
Net increase in cash and cash equivalents	$859	$11,268

Net cash provided by operating activities during the 40 weeks ended October 3, 2010 was $23.4 million, a decrease of $16.9 million from the same prior-year period.  This reduction in net cash provided by operating activities is due to a $15.4 million reduction in net earnings, after adjusting for non-cash charges, and a $1.5 million use of cash due to the net change in working capital and other long-term assets and liabilities over the same prior-year period.

Net cash used in investing activities primarily consists of investments in property, plant and equipment net of any proceeds received from the sale of assets. Included in the 40 weeks ended October 4, 2009 is the receipt of net cash proceeds of approximately $6.7 million related to the transaction to outsource our food and supply distribution for our Ninety Nine restaurants.

Net cash used in financing activities during the 40 weeks ended October 3, 2010 includes the repurchase of $9.8 million in face value of our Senior Notes. Net cash used in financing activities during the 40 weeks ended October 4, 2009 includes paying off the outstanding borrowings under our revolving line of credit of $23.8 million.

We believe that our various sources of capital, including cash flow from operating activities, and availability under our revolving credit facility, are adequate to fund our capital requirements for at least the next twelve months As of the end of the third quarter of fiscal 2010, our remaining borrowing capacity under our credit facility, net of $12.6 million of outstanding letters of credit, was $32.4 million.  We do not expect to rely on our credit facility as a significant source of funds during 2010.

On January 26, 2010, we entered into a Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The maximum borrowing capacity was reduced from $83 million (originally scheduled to be reduced to $65 million on April 18, 2010) to $45 million.  The prior credit agreement had participation from nine regional and national bank organizations, while the current credit agreement has participation from three regional and national bank organizations. The maximum adjusted leverage ratio was reduced from 5.50 to 5.25.  The definitions of adjusted leverage ratio and senior secured ratio have been changed, and capital expenditures for expansion (as defined by the Credit Agreement) are limited to 15% of EBITDA in 2010 and 30% of EBITDA in subsequent years. Our adjusted leverage ratio is the relationship between our total adjusted debt, net of our cash balance in excess of a specified minimum, and our earnings before interest, taxes, depreciation, amortization and rent expense (“EBITDAR”) over the preceeding twelve months. EBITDAR is adjusted by certain non-cash and non-recurring charges such as asset impairments, severance, relocation and share-based compensation expenses. Under the Credit Agreement, we are permitted to repurchase our Senior Notes subject to certain limitations. The Credit Agreement also reduced the number of our company-owned restaurants subject to collateral mortgages from 88 to 47. The Credit Agreement also “resets” the restricted payments basket for dividends and Senior Note repurchases; however, such payments are currently restricted by the indenture governing the Senior Notes. The Credit Agreement also permits sale-leaseback transactions, subject to certain limitations.  In the event of a disruption or cessation of operations by one or more participants in our Credit Agreement, rendering them unable to fund their portion of any drawings, we believe that our available cash balance, and the available capacity from the other banks in the Credit Agreement, would be sufficient to permit us to continue meeting our current obligations and funding our operating activities.

In 2010 and 2009, net cash flows used by investing activities included capital expenditures incurred principally for improvements to existing restaurants and technological improvements in our information systems. The Company did not finance any capital expenditures using capital leases during the quarters ended October 3, 2010 or October 4, 2009.  Capital expenditures for the 40 weeks ended October 3, 2010 and October 4, 2009 were as follows:

	October 3, 2010	October 4, 2009
New restaurant capital expenditures	$—	$2,968
Re-model capital expenditures	3,740	1,006
Other capital expenditures	7,136	7,081
Total capital expenditures	$10,876	$11,055

For fiscal 2010 we are projecting capital expenditures of between $14 million and $16 million.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 27, 2009, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, trademarks, impairment of long-lived assets, and income taxes.  We consider an accounting policy to be critical if it is most important to the portrayal of our consolidated financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 40 weeks of 2010, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of October 3, 2010 from that disclosed in our Annual Report on Form 10-K for the year ended December 27, 2009. As of October 3, 2010 and December 27, 2009, we had no amounts outstanding on our revolving credit facility.

Outlook

Our first quarter is a 16 week quarter, while our second through fourth quarters are each 12 weeks.  Based on financial historical seasonal patterns, average weekly sales per restaurant are typically higher in the first quarter than in subsequent quarters and we typically generate a disproportionate share of our income from operations and adjusted EBITDA in the first quarter. For the fourth quarter of 2010, we are forecasting total revenue of between $184 million and $190 million, a loss from operations of between $3 million and $6 million, and adjusted EBITDA of between $5 million and $8 million. This forecast reflects the impact from closing two restaurants since the end of the third quarter, but does not reflect the impact of any impairment or severance charges that the Company may recognize in the fourth quarter.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 2010-06, except for the requirement to provide the Level 3 activity on a gross basis, did not have any impact on our consolidated financial statements. We do not expect the requirement to provide the Level 3 activity on a gross basis to have an impact on our consolidated financial statements.

        In July 2010, the FASB issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Existing disclosures are amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables.  The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land, construction costs, and fuel/energy costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on our payroll and benefit costs. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation can have a significant impact on our operating costs. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        On September 30, 2010, a jury in the matter of Evelyn Y. Davis v. O’Charley’s, Inc. in Baldwin County, Alabama Circuit Court, Civil Action No. 2007-90079, rendered a verdict in favor of the plaintiff, awarding damages in the amount of approximately $1.8 million.  The plaintiff in this matter alleged claims relating to injury suffered from a “slip and fall” at one of our O’Charley’s restaurants.  The judgment is subject to post-trial motions and appeal.  We maintain insurance to cover these types of claims, subject to a self-insured retention of $250,000.  Based on the information currently available, and taking into account the uncertainty of litigation, the October 3, 2010 consolidated balance sheet reflects the amount awarded and the related expected insurance recovery should such liability be confirmed. Such amounts are included in “Other Liabilities” and “Other Assets,” respectively.  We intend to appeal the judgment in the event we are not successful in invalidating the judgment through our post-trial motions and believe that we have valid coverage under our insurance policies for amounts in excess of our self-insured retention.   There can be no assurance, however, that we will be successful in our post-trial motions or appeal of the judgment.

      The Company is also a defendant from time to time in various legal proceedings arising in the ordinary course of its business, including claims relating to injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants; claims relating to workplace, workers’ compensation and employment matters, discrimination and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to its joint venture and franchising initiatives; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

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

The revenues and costs of operating our restaurants may be adversely affected if there are changes in laws governing minimum hourly wages or tip credits, labor or collective bargaining laws, nutritional labeling, workers’ compensation insurance rates, employee health insurance, unemployment tax rates, sales taxes, corporate income tax or other laws and regulations, such as the federal Americans with Disabilities Act, the Family Medical Leave Act and the PPACA. The PPACA contains requirements that may significantly raise our employee health benefits costs or alter the benefits we provide, including mandatory enrollment of employees in company health plans, the elimination of caps on annual and lifetime coverage limits, a ban on pre-existing conditions as an exclusion for coverage, a prohibition on linking eligibility and premium rates to health-status related factors, and mandatory coverage availability for dependents through age 26.  If our employee health insurance and other of the foregoing costs increase, we cannot ensure that we will be able to offset the increase by increasing our menu prices or by other means, which would adversely affect our results of operations.

 Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended October 3, 2010 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/12/10-08/08/10	—	$—	—	—
08/09/10-09/05/10	1,004	5.5	—	—
09/06/10-10/3/10	—	—	—	—
Total	1,004	$5.5	—	—

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

Item 6. Exhibits

No.	Description
10.1
Executive Employment Agreement dated July 30, 2010, by and between O’Charley’s Inc. and David Head (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 11, 2010)

31.1	Certification of David W. Head, President and Chief Executive Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of David W. Head, President and Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Lawrence E. Hyatt, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Company Name

Date: November 5, 2010	By:	/s/ DAVID W. HEAD
David W. Head
President and Chief Executive Officer

Company Name

By:	/s/LAWRENCE E. HYATT
Lawrence W. Hyatt
Chief Financial Officer and Treasurer