Form 10-K
period 2010-12-26
O CHARLEYS INC
filed 2011-03-10
CIK 864233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2010

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $83.1 million. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors and shareholders beneficially owning 10% or more of the outstanding common stock.

The number of shares of common stock outstanding on March 4, 2011 was 21,677,664.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III	Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held May 18, 2011

O’CHARLEY’S INC.

PART I

Item 1.               Business.

We are a multi-concept restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of December 26, 2010, we operated 221 O’Charley’s company-owned restaurants in 17 states in the East, Southeast and Midwest, 106 Ninety Nine restaurants in seven states throughout New England and upstate New York, and 11 Stoney River restaurants in six states in the East, Southeast and Midwest. As of December 26, 2010, we had nine franchised O’Charley’s restaurants in five states in the East, Southeast and Midwest.

The following description of our business should be read in conjunction with the information in Item 7 of this Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements in Item 8 of this Form 10-K.

Our Restaurant Concepts

O’Charley’s

We acquired the original O’Charley’s restaurant in Nashville, Tennessee in May 1984. O’Charley’s is a casual-dining restaurant concept whose strategy is to differentiate its restaurants by serving high-quality, freshly prepared food at moderate prices and with attentive guest service. O’Charley’s restaurants are intended to appeal to a broad spectrum of guests from a diverse income base, including mid-scale, upscale and value-oriented guests. The O’Charley’s menu is mainstream, but innovative and distinctive in taste. The O’Charley’s menu features a variety of items, including hand-cut and aged steaks, baby-back ribs basted with a sweet, yet smoky BBQ sauce, fresh salmon, a variety of seafood, salads with special recipe salad dressings and O’Charley’s signature caramel pie. All entrées are cooked to order and feature a selection of side items in addition to our hot, freshly baked yeast rolls. We believe the large number of freshly prepared items on the O’Charley’s menu helps differentiate our O’Charley’s concept from other casual-dining restaurants.

O’Charley’s restaurants are open seven days a week and serve lunch, dinner and weekend brunch and offer full bar service. Specialty menu items include “limited time only” promotions, O’Charley’s lunch and dinner combos and a special kids menu.  We are continually developing new menu items for our O’Charley’s restaurants to respond to changing guest tastes and preferences. Lunch entrées start at $5.99, with dinner entrées ranging from $7.49 to $17.99. The average check per guest, including beverages, was $12.43 in 2010, $12.85 in 2009 and $12.99 in 2008.

We seek to create a casual, neighborhood atmosphere in our O’Charley’s restaurants through an open layout and by tailoring the decor of our restaurants to the local community. The interior typically is open, casual and well lighted. Additionally, the interior features warm woods, exposed brick and hand-painted murals depicting local history, people, places and events. The prototypical O’Charley’s restaurant is a free-standing building of approximately 6,000 square feet with seating for 225 guests, including 17 bar seats.

Historically, we have grown the O’Charley’s concept through opening new restaurants. Based on our focus on improving results in existing restaurants, and the current economic environment, we did not open any new company-owned restaurants during 2010. In 2011, we do not plan to open any new company-owned restaurants.

Ninety Nine

In January 2003, we acquired Ninety Nine Restaurants (“Ninety Nine”), a Woburn, Massachusetts-based casual-dining concept that began in 1952 with its initial location at 99 State Street in downtown Boston, Massachusetts. Ninety Nine restaurants are casual-dining restaurants that we believe have earned a reputation as friendly, comfortable places to gather and enjoy great American food and drink at a terrific price. Ninety Nine restaurants are intended to appeal to mainstream casual-dining and value-oriented guests. The Ninety Nine menu features a wide selection of appetizers, soups, salads, sandwiches, burgers, beef, chicken and seafood entrées and desserts. Ninety Nine restaurants offer full bar service, including a wide selection of imported and domestic beers, wines and specialty drinks.

Ninety Nine restaurants are open seven days a week and serve lunch and dinner and offer full bar service. Lunch entrées start at $5.99, with dinner entrées ranging from $7.99 to $17.99. The average check per guest, including beverages, was $14.59 in 2010, $14.62 in 2009 and $14.97 in 2008.

Ninety Nine restaurants seek to provide a warm and friendly neighborhood pub atmosphere. Signature elements of the prototypical Ninety Nine restaurant include an open view kitchen, booth seating and a centrally located rectangular bar. The prototypical Ninety Nine restaurant is a free-standing building of approximately 6,300 square feet with seating for 190 guests, including 25 bar seats. Ninety Nine has historically grown through remodeling traditional and non-traditional restaurant locations as well as through developing new restaurants in the style of our prototype restaurant. We did not open any new restaurants during 2010 and do not plan to open any new restaurants during 2011.

Stoney River Legendary Steaks

We acquired Stoney River Legendary Steaks (“Stoney River”) in May 2000. Stoney River restaurants are steakhouses that appeal to both upscale casual-dining and fine-dining guests by offering the high-quality food and attentive guest service typical of high-end steakhouses at more moderate prices. Stoney River restaurants have an upscale “mountain lodge” design with a large stone fireplace and rich woods that are intended to make the interior of the restaurant inviting and comfortable. During 2009 and 2010, we repositioned Stoney River to provide the same great guest experience with lower menu prices, new menu offerings, and a new menu format. This repositioning included reduced prices of certain menu offerings and the addition of new menu items to appeal to the upscale casual-dining guests.  One Stoney River restaurant was closed subsequent to the end of fiscal 2010. The Stoney River menu features several offerings of premium Midwestern beef, fresh seafood and a variety of other gourmet entrées. An extensive assortment of freshly prepared salads, side dishes, several specialty appetizers and desserts are also available. Stoney River restaurants offer full bar service, including an extensive selection of wines. The dinner price range of entrées is $11.99 to $33.99. The average check per guest, including beverages, was $36.97 in 2010, $41.22 in 2009, and $47.72 in 2008.

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

Human Resources. We maintain a human resources department that supports restaurant operations and our home office through the design and implementation of policies, programs, procedures and benefits for our team members. The human resources department is responsible for all customary human resource and compensation functions, including hiring, on-boarding, benefits and team member relations (including use of the Open Door Policy, a confidential toll free 800 number, and an alternative dispute resolution process), and the design and implementation of compensation policies and practices.  The human resources department is also responsible for all training and development of new hourly team members and managers, as well as new product rollouts and the continuing training and development of the restaurant teams.

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

Advertising and Marketing. We have an ongoing advertising and marketing plan for each of our restaurant concepts that utilizes television, radio, internet, outdoor and print advertising.  We also support our restaurants with point of purchase materials, menus and local restaurant marketing programs. We focus our marketing efforts on limited time promotional products, the quality and freshness of our products, the types of guests that typically visit us and the restaurant atmosphere.  We conduct or subscribe to studies of food trends, changes in guest tastes and preferences and are continually evaluating the quality of our menu offerings. In addition to advertising, we encourage restaurant level team members to become active in their communities through local charities and other organizations and sponsorships.

Restaurant Reporting and Back-Office Support. Our use of technology and management information systems is essential for the management oversight needed to improve our operating results. We maintain theoretical food, labor, and beverage cost systems in each of our restaurants through which we closely monitor and control restaurant operating costs. We also maintain operational and financial controls in each restaurant, including management information systems that monitor sales, inventory, and labor and that provide reports and data to our home office. The management accounting system polls data from our restaurants and generates periodic reports of sales, sales mix, guest counts, average check, cash, labor and food cost. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. We also utilize these systems for financial and budgetary analysis, including analyses of sales by restaurant, product mix and labor utilization. Our internal audit department audits a sample of our restaurants to measure compliance within our operational systems, procedures and controls. Our back office systems and processes are designed to consolidate and integrate our accounting functions.  In addition, a centralized call line is available to restaurant management for questions, comments and problem resolution relating to their financial reports or employee benefits. We believe having a consolidated accounting function of our three concepts provides a structure that creates consistency and provides more centralized control over our accounting and financial reporting function while also promoting continuous process improvement and savings.

Restaurant Locations

The following table sets forth the markets in which our company-owned O’Charley’s, Ninety Nine and Stoney River restaurants were located at December 26, 2010, including the number of restaurants in each market.

O’Charley’s Restaurants

Alabama (18)	Kentucky (20)	Ohio (19)
Birmingham (5)	Ashland	Cincinnati (8)
Decatur	Bowling Green	Cleveland
Dothan	Cold Spring	Columbus (7)
Florence	Danville	Dayton (3)
Guntersville	Elizabethtown
Huntsville	Florence	South Carolina (11)
Mobile (4)	Frankfort	Aiken
Montgomery	Hopkinsville	Anderson
Opelika	Lexington (4)	Charleston (2)
Oxford	Louisville (5)	Columbia (2)
Tuscaloosa	Owensboro	Greenwood
	Paducah	Rock Hill
Arkansas (1)	Richmond	Simpsonville
Jonesboro		Spartanburg
	Louisiana (3)	Summerville
Florida (4)	Lafayette
Jacksonville (2)	Lake Charles	Tennessee (39)
Panama City	Monroe	Chattanooga (2)
Pensacola		Clarksville (2)
	Mississippi (8)	Cleveland
Georgia (28)	Gulfport	Columbia
Atlanta (20)	Hattiesburg	Cookeville
Augusta	Meridian	Dickson
Columbus	Olive Branch	Jackson
Dalton	Pearl	Johnson City
Ft. Oglethorpe	Ridgeland	Kingsport
Gainesville	Southaven	Knoxville (5)
Griffin	Tupelo	Manchester
Macon (2)		Memphis (4)
	Missouri (8)	Morristown
Illinois (5)	Cape Girardeau	Murfreesboro (2)
Champaign	St. Louis (7)	Nashville (12)
Marion		Pigeon Forge
O’Fallon	North Carolina (21)	Spring Hill
Springfield (2)	Asheville	Springfield
Burlington
Indiana (21)	Charlotte (7)	Virginia (12)
Bloomington	Fayetteville	Bristol
Clarksville	Greensboro	Fredericksburg
Corydon	Greenville	Harrisonburg
Evansville (2)	Hendersonville	Lynchburg
Fort Wayne (2)	Hickory	Roanoke (2)
Greenfield	Jacksonville	Richmond (6)
Indianapolis (11)	Raleigh (2)
Lafayette	Wake Forest	West Virginia (2)
Richmond	Wilmington	Charleston (2)
Winston-Salem (2)
Wisconsin (1)
Grand Chute

Ninety Nine Restaurants

Connecticut (11)	New Hampshire (14)	Massachusetts (61)
Dayville	Concord	Auburn
Enfield	Dover	Boston (36)
Groton	Hooksett	Centerville
Hartford (4)	Keene	Chicopee
New Haven	Littleton	Fairhaven
Norwich	Londonderry	Fall River
Stratford	Manchester	Fitchburg
Torrington	Nashua	Franklin
	North Conway	Greenfield
Maine (5)	Portsmouth	Holyoke
Auburn	Salem	Marlboro
Augusta	Seabrook	Mashpee
Bangor	Tilton	North Attleboro
Portland (2)	West Lebanon	North Dartmouth
Pittsfield
Rhode Island (3)	New York (9)	Plymouth
Cranston	Albany (2)	Seekonk
Newport	Clifton Park	Springfield (4)
Westerly	Kingston	Tewksbury
	Plattsburgh	West Yarmouth
Vermont (3)	Queensbury	Worcester (3)
Brattleboro	Rotterdam
Rutland	Saratoga Springs
Williston	Utica

Stoney River Restaurants

Georgia (3)	Kentucky (1)	Maryland (2)	Missouri (1)
Atlanta (3)	Louisville	Annapolis	St. Louis
Towson
Illinois (2)	Tennessee (2)
Chicago (2)	Nashville (2)

In addition to the above company-owned locations, the table below sets forth our franchised locations as of December 26, 2010.

Franchised Restaurants

Florida (1)	Michigan (3)	Ohio (3)	Pennsylvania (1)
Orlando	Belleville	Boardman	Erie
	Chesterfield	Cuyahoga Falls
	Holland	Niles	Tennessee (1)
Nashville

Franchising

We have entered into exclusive multi-unit development agreements with third-party franchisees to open and operate O’Charley’s restaurants. Franchisees are required to comply with our specifications as to restaurant space, design and décor, menu items, principal food ingredients, team member training and day-to-day operations. The following table illustrates the various agreements that we have executed with our franchisees along with the contracted markets and the number of restaurants operated by each franchisee as of December 26, 2010:

Franchise Entity	Open Restaurants	Markets
O’Candall Group, Inc.	5	Tampa and Orlando Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio
Meritage Hospitality Group, Inc.	3	Michigan
Delaware North Companies Travel Hospitality Services	1	Tennessee (Nashville International Airport)

Competition

The restaurant industry is extremely competitive. Restaurants compete across numerous areas, including food quality, price, service quality, location, design, and attractiveness. To remain competitive, we must constantly monitor changing consumer tastes, national and regional economic conditions, the effectiveness of our advertising and many other factors.  We compete within each market with national and regional chains and locally-owned restaurants for customers, management and hourly personnel and suitable locations.  We also face growing competition from the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We expect intense competition to continue in these areas.

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

Approximately 11.6 percent of restaurant sales in 2010 were attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and in some states or localities, to provide service for extended hours and on Sunday. In addition, the Patient Protection and Affordable Care Act (“PPACA”) will require, effective January 1, 2014, that chain restaurants with 20 or more locations display caloric content on their menus. Also, some states require, or are considering requiring, us to disclose nutritional information on our menus. Each restaurant has food service licenses from local health authorities. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect its operations or, in an extreme case, cause us to close the restaurant. We have established standardized procedures for our restaurants designed to assure compliance with applicable codes and regulations.

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

Purchasing

        Our ability to maintain consistent quality throughout each of our restaurant brands depends upon acquiring products from reliable sources. Our pre-approved suppliers and our restaurants are required to adhere to strict product and safety specifications established through our quality assurance and culinary programs. These requirements ensure that high-quality products are served in each of our restaurants. We strategically negotiate directly with major suppliers to obtain competitive prices. We also use purchase commitment contracts when appropriate to stabilize the potentially volatile pricing associated with certain commodity items. All essential products are available from pre-qualified distributors to be delivered to any of our restaurant brands. Additionally, as a purchaser of a variety of protein products, we require our vendors to adhere to humane processing standards for their respective industries and encourage them to evaluate new technologies for food safety and humane processing improvements. Because of the relatively rapid turnover of perishable food products, inventories in the restaurants, consisting primarily of food, beverages and supplies, have a modest aggregate dollar value in relation to revenues.

Team Members

As of December 26, 2010, we employed approximately 22,000 team members, approximately 20,000 of whom represented our hourly workforce within our restaurants. None of our team members are covered by a collective bargaining agreement. We have an alternative dispute resolution program in which all team members are required to participate as a condition of employment.  We consider our team member relations to be good.

Executive Officers of the Registrant

Our executive officers are elected by the board of directors and serve at the pleasure of the board of directors. The following table sets forth certain information regarding our executive officers.

Name	Age	Position
David W. Head	54	Chief Executive Officer and President
R. Jeffrey Williams	44	Interim Chief Financial Officer and Treasurer
Wilson L. Craft	57	Concept President-O’Charley’s
John R. Grady	58	Concept President-Ninety Nine Restaurants
Alfred L. Thimm, Jr.	51	Concept President-Stoney River Legendary Steaks
Colin M. Daly	39	General Counsel, Secretary and Compliance Officer
Lawrence D. Taylor	53	Chief Supply Chain Officer
Robert F. Luz	50	Vice President of Human Resources
Leon De Wet	49	Chief Information Officer

The following is a brief summary of the business experience of each of our executive officers.

David W. Head has served as Chief Executive Officer, President and member of our board of directors since September 2010. Prior to joining O’Charley’s and since 2006, Mr. Head served as chairman, president and chief executive officer of Captain D’s Seafood Kitchen, an operator and franchisor of quick-service seafood restaurants. From 2003 to 2006 Mr. Head served as president, chief executive officer and director of Romacorp, Inc., which operates and franchises Tony Roma’s casual-dining locations. In November 2005, Romacorp, Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

R. Jeffrey Williams has served as the Interim Chief Financial Officer since December 2010. In addition, Mr. Williams has served as Chief Accounting Officer since February 2006 and as Corporate Controller since February 2003. Mr. Williams served as Controller for the O’Charley’s Concept from July 2001 to February 2003. Mr. Williams served as Controller of The Krystal Company from 2000 to 2001. Mr. Williams is a certified public accountant.

Wilson L. Craft has served as Concept President–O’Charley’s since October 2009. Prior to joining our company, he was the President and Chief Executive Officer of Famous Dave’s of America, an owner, operator, and franchisor of restaurants, from April 2008 to September 2008. Mr. Craft served as Executive Vice President of Operations for Longhorn Steakhouse, a casual-dining restaurant company, subsequent to its acquisition by Darden Restaurants from October 2007 to April 2008. Mr. Craft served as Senior Vice President of Operations for Rare Hospitality International, Inc., an owner, operator and franchisor of restaurants from 2005 to 2007. Mr. Craft spent 21 years with Brinker International where he served as President of Chili’s Grill and Bar, President of Big Bowl Asian Kitchen and was also in a number of other senior operating positions.

John R. Grady has served as Concept President–Ninety Nine Restaurants since April 2004. Mr. Grady joined Ninety Nine Restaurants in March 1975. Prior to being named President, Mr. Grady was Executive Vice President and has also served in various capacities in the Operations, Training and Real Estate Departments for Ninety Nine Restaurants over the years.

Alfred L. Thimm, Jr. was named Concept President–Stoney River Legendary Steaks in February 2011. Prior to being named President, Mr. Thimm served as the President and CEO of Al Copeland Investments, Restaurant Division, a privately owned multi-concept restaurant company and franchise group, from May 2007 to July 2010, and prior to that as President and Chief Operating Officer of The Palm restaurants which owns and operates a chain of fine-dining steakhouses, from September 1990 to June 2006.

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

Robert F. Luz has served as Vice President of Human Resources since October 2007. Mr. Luz joined Ninety Nine Restaurants in 1999. Prior to being named Vice President of Human Resources, Mr. Luz served as the company’s Executive Vice President of Human Resources and Training for Ninety Nine Restaurants. Prior to joining our company, Mr. Luz was Executive Director of Human Resources for Applebee’s International, Inc., a casual-dining restaurant company, from 1993 to 1999.  Mr. Luz served as Vice President of Human Resources for Back Bay Restaurant Group, a casual-dining restaurant company, from 1991 to 1993. Mr. Luz served as Vice President of Operations from 1986 to 1991 for Hotel and Restaurant Personnel of America, a national executive recruitment firm specializing in senior hospitality management positions.

     Leon De Wet has served as Chief Information Officer since September 2006.  Prior to joining our company he was with Brinker International, a casual-dining restaurant company, from 1992 to 2006 and served as the Vice President, Business Intelligence and Strategic Systems, from 2002 to 2006. His previous roles at Brinker International include Senior Member of Technical Staff, Director of Store Systems and Development Manager.  Mr. De Wet’s earlier experiences included management and analyst roles in charge of retail systems at various companies including Michael’s Stores Inc.

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

Item 1A.                      Risk Factors.
Risk Factors
Some of the statements we make in this Annual Report on Form 10-K are forward-looking. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “seek” or similar expressions and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief, plans or expectations such as statements concerning our operating and growth strategy, projections of revenue, income or loss, information regarding future restaurant openings and capital expenditures, potential increases in food and other operating costs, and our development, expansion, franchising plans and future operations. Forward-looking statements involve known and unknown risks and uncertainties that may cause actual results in future periods to differ materially from those anticipated in the forward-looking statements. Those risks and uncertainties include, among others, the continued deterioration in the United States economy and the related adverse effect on our sales of decreased consumer spending; our ability to achieve our internal forecast of sales and profitability; our ability to comply with the terms and conditions of our financing agreements; our ability to maintain or increase same store sales and operating margins at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; the effect of increased competition; our ability to sell or sublease closed restaurants and other surplus assets; our ability to successfully implement and realize projected benefits of our turnaround and transformation process; the resolution of outstanding legal proceedings; and the risks and uncertainties discussed below. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to the forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The current economic situation has and is expected to continue to adversely affect our results of operations.

The significant slowdown and volatility in the U.S. economy has and is expected to continue to negatively affect our business. For instance, the soft housing market, tight credit and high unemployment rates have led to lack of consumer confidence, particularly for consumers that frequent casual-dining chains. Continuing weakness in the spending of those consumers has had and could continue to have an adverse impact on our results of operations.  Since our business depends upon consumer discretionary spending, high unemployment and decreased home values, rising fuel costs and tighter access to consumer credit would place additional pressure on our guest counts and reduce our profitability. There can be no assurance that the macroeconomic environment will improve significantly or that the federal government's stimulus efforts will restore consumer confidence, increase liquidity and the availability of credit, or result in significantly lower unemployment. In response to on-going economic conditions, many of our competitors have continued discounting activities in markets in which we operate.  Our response or failure to respond, to such discounting could negatively impact our restaurant sales. In addition, some of our suppliers could experience serious cash flow problems due to the current credit market.  As a result, they may attempt to increase their prices, pass through increased costs or alter payment terms.  Our suppliers may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could have a material adverse affect on our business. A continuation or worsening of the U.S. economy, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions on our results of operations.

Changing consumer preferences and discretionary spending patterns could force us to modify our concepts and menus and could result in a reduction in our revenues.

Our O’Charley’s and Ninety Nine restaurants are casual-dining restaurants that feature menus intended to appeal to a broad spectrum of guests. Our Stoney River restaurants are upscale casual-dining steakhouses that feature steaks, fresh seafood and other gourmet entrées. Our continued success depends, in part, upon the popularity of these foods and these styles of dining. Shifts in consumer preferences away from this cuisine or dining style could materially adversely affect our future operating results. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our success will depend in part on our ability to anticipate and respond to these changes in consumer preferences, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. In connection with the repositioning of our Stoney River concept in 2009 and 2010, we reduced prices of certain menu offerings and added new menu items.  We may  make further changes in our concepts and menus in order to respond to changes in consumer tastes or dining patterns. If we change a restaurant concept or menu, we may lose guests who do not prefer the new concept or menu, and may not be able to attract a sufficient new guest base to produce the revenue needed to make the restaurant profitable. In addition, consumer preferences could be affected by health concerns about the consumption of beef, food born illnesses or other diseases or by specific events such as E. coli food poisoning or outbreaks of bovine spongiform encephalopathy (mad cow disease) or other diseases, even if such events occur solely at restaurants of our competitors.

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

Our revenues are heavily influenced by brand marketing and advertising. Our marketing and advertising programs may not be successful, which may lead us to fail to attract new guests and retain existing guests. If our marketing and advertising programs are unsuccessful, our results of operations could be adversely affected. Our marketing and advertising programs may also be impacted by the activities of our competitors. Increased spending on advertising and promotions by our competitors could result in increased spending by us on advertising and promotions, or could reduce the effectiveness of our marketing efforts, either of which could affect our results of operations.  We believe that the current economic environment and the competitive landscape in the casual-dining restaurant industry have made our customers more value-conscious, and that we must respond to new market conditions and consumers' demand for superior value for the money and quality. This strategy is reflected in, among other things, our O’Charley’s and Ninety Nine restaurants, menu offerings and our value-oriented pricing and menu changes at our Stoney River restaurants. If we are unable to successfully execute this strategy, our operating margins and financial results could be adversely affected.

We may incur costs or liabilities and lose revenue as the result of existing or proposed government laws or regulation.

Our restaurants are subject to extensive federal, state and local government laws and regulation, including regulations related to the preparation and sale of food (such as regulations regarding labeling, allergens content, trans fat content and other menu information regarding nutrition), the sale of alcoholic beverages, employment matters (such as minimum wage, employee health insurance, organizing and collective bargaining, fair employment practices, and employee health and safety), zoning and building codes and other health, sanitation and safety matters. Compliance with these laws and regulations can be costly and can increase exposure to litigation or governmental investigations or proceedings. The federal healthcare reform legislation that became law in March 2010 (known as the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 or (“PPACA”)) requires restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with this provision, but cannot anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales and results of operations.

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

The revenues and costs of operating our restaurants may be adversely affected if there are changes in laws governing minimum hourly wages or tip credits, labor or collective bargaining laws, nutritional labeling, environmental matters, workers’ compensation insurance rates, employee health insurance, unemployment tax rates, sales taxes, corporate income tax or other laws and regulations, such as the federal Americans with Disabilities Act, the Family Medical Leave Act and the PPACA. The PPACA contains requirements that may significantly raise our employee health benefits costs or alter the benefits we provide, including mandatory enrollment of employees in company health plans, the elimination of caps on annual and lifetime coverage limits, a ban on pre-existing conditions as an exclusion for coverage, a prohibition on linking eligibility and premium rates to health-status factors, and mandatory coverage availability for dependents through age 26. If our employee health insurance and other of the foregoing costs increase, we cannot ensure that we will be able to offset the increase by increasing our menu prices or by other means, which would adversely affect our results of operations.

If we are unable to comply with our financial covenants, our liquidity and results of operations could be adversely affected.

At December 26, 2010, we had a total of $118.9 million in debt and capital lease obligations, which includes $115.2 million pursuant to our subordinated notes due 2013. We had no amounts outstanding on our revolving credit facility at December 26, 2010.

Our credit facility contains customary restrictive covenants, including limitations on dividends, repurchases of capital stock, sale leaseback transactions, the incurrence of additional indebtedness, mergers and acquisitions, and asset sales.  In addition, our credit facility contains certain financial covenants, including an adjusted debt to EBITDAR ratio, a senior secured leverage ratio, a fixed-charge coverage ratio and capital expenditures ratio.  As of the end of our 2010 fiscal year, there were no defaults under our credit facility and we were in compliance with all covenants.  Although we currently project that we will remain in compliance with these covenants there can be no assurance that we will remain in compliance with these covenants.

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

In addition, we have four separate lease agreements that cover lease arrangements for an aggregate of 30 of our Ninety Nine restaurants, each of which contains a fixed charge covenant calculation. Each of the four restaurant groups are subject to an annual fixed charge coverage ratio of 1.50 to 1.00. Each of the lease agreements exceeded the 1.50 to 1.00 minimum. Failure to remain in compliance with these lease covenants could adversely impact our results of operations.

Our support centers could experience a natural or man-made disaster, resulting in a loss of data and information, and disruption of our business.

Successful operation of our restaurants depends upon the oversight, information systems and administrative support that they receive from our support centers. For example, our information systems provide point-of-sale processing in our restaurants, management of our supply chain, financial reporting, various other processes and transactions and maintaining operational efficiencies. We have developed and tested a Disaster Recovery Plan to respond to the loss of information systems in the event of natural and man-made disasters. This plan allows us to fully restore our critical systems in a remote location within three business days. If the Disaster Recovery Plan were to fail, the loss of data and other capabilities could have an adverse impact on our results of operations and the reliability of our financial information.

We may experience higher operating costs, which would adversely affect our operating results, if we cannot increase menu prices to cover them.

Our operating results are significantly dependent on our ability to anticipate and react to increases in food, labor, team member benefits, insurance, energy and other costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products, inflation and seasonality may affect our food costs or cause a disruption in our supply chain. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because the pricing strategy at our O’Charley’s and Ninety Nine restaurants is intended to provide an attractive price-to-value relationship, we may not be able to pass along price increases to our guests, particularly in the current economic environment, without adversely impacting our guest counts.

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

Some business processes that are dependent on technology are outsourced to third parties. Such processes include gift card tracking and authorization, credit card authorization and processing, certain payroll processes and insurance and benefit administrators. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, including secure data transfers between us and the third-party vendor; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

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

We are a defendant from time to time in various legal proceedings arising in the ordinary course of our business, including claims relating to injury; claims relating to workplace and employment matters, including wage and hour disputes, discrimination claims and similar matters; claims resulting from “slip and fall” accidents; claims relating to lease and contractual obligations; claims  relating to our franchising initiatives; trademark infringement; and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns.

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

Our strategic plan involves a number of initiatives intended to improve our restaurant level economics and enhance guest loyalty.  Our strategic plan involves significant investments in our management team and our restaurants and the success of the strategic plan depends on our ability to successfully implement the plan and realize the projected return on our investment.  Our strategy also includes improving our restaurant level economics, and we believe that effective supply chain management will contribute significantly to achieving this goal. However, a failure to successfully implement and realize projected savings from these actions could adversely affect the results of our strategic plan.

Our restaurants are concentrated geographically; if any one of the regions in which our restaurants are located experiences an economic downturn, adverse weather or other material change, our business results may suffer.

Our O’Charley’s restaurants are located in the Eastern, Southeastern, and Midwestern United States. Our Ninety Nine restaurants are located in the Northeastern United States. As of December 26, 2010, we operated 39 of our 221 O’Charley’s restaurants in Tennessee and 61 of our 106 Ninety Nine restaurants in Massachusetts. As a result, our business and our financial or operating results may be materially adversely affected by adverse economic, weather or business conditions in these markets, as well as in other geographic regions in which we operate restaurants.

Any disruption in our supply chain could adversely affect our ability to operate our restaurants.

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Such disruptions may be caused by inclement weather, natural disasters such as floods, drought and hurricanes, the inability of our vendors to obtain credit in a tightened credit market, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.

We have outsourced the manufacture of all food products, as well as the distribution and transportation services to the O’Charley’s, Ninety Nine and Stoney River brands, to third parties.  This makes us dependent upon the performance of third-party manufacturers and distributors for the availability and delivery of food and other supplies.  Any disruptions to their operations could have a material impact on our future reported results.

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

Our operations and our ability to execute our business strategy are highly dependent on the efforts of our senior management team. Many of the members of our senior management team do not have long tenures with us. Recent hires include our Chief Executive Officer and President commencing September 1, 2010, and our Stoney River Concept President in February 2011; additionally, effective as of December 27, 2010, our former Chief Financial Officer resigned to accept a position with another company, and R. Jeffrey Williams, our Chief Accounting Officer and Corporate Controller, was appointed to serve as our Interim Chief Financial Officer and Treasurer and as our principal financial officer, in addition to his other positions with the Company, as we search for a new Chief Financial Officer.

Although the members of our senior management team have employment agreements with us, these agreements may not provide sufficient incentives for these officers to continue employment with us. Additionally, the difficult economy has impacted our senior executives, as we did not pay any bonuses to senior executives in 2008 or 2010 and for the second consecutive year froze base salaries at 2008 levels (other than in connection with promotions). The loss of one or more of the members of our senior management team could adversely affect our business. We do not maintain key man insurance on any of the members of our senior management team.

Identification of material weakness in internal control may adversely affect our financial results.

      We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Those provisions provide for the identification of material weaknesses in internal control. If such a material weakness is identified, it could indicate a lack of adequate controls to generate accurate financial statements. We routinely assess our internal controls, but we cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting team members, especially in light of the increased demand for such individuals among publicly-traded companies.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.               Properties.

As of December 26, 2010, we operated 221 O’Charley’s restaurants, 106 Ninety Nine restaurants and 11 Stoney River Legendary Steak restaurants.  As of that date, our owned and leased properties at these operating locations by concept are as follows:

	Owned	Ground Lease	Land and Building Lease	Total
O’Charley’s	95	83	43	221
Ninety Nine	0	28	78	106
Stoney River	3	5	3	11
Total	98	116	124	338

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

As of December 26, 2010, 47 of our company-owned properties were subject to collateral mortgages under our Third Amended and Restated Credit Agreement.

We own our home office that is located in Nashville, Tennessee with approximately 60,000 square feet. We lease administrative offices of approximately 15,000 square feet in Woburn, Massachusetts.  In June 2009, we entered into an agreement to outsource food and supply distribution for our Ninety Nine restaurants and to sell related assets at our distribution facility in Bellingham, Massachusetts.  We sublet the Bellingham facility, with approximately 79,000 square feet of space, to our supplier through February 2010. Our lease for this facility expires in September 2015.

Item 3.               Legal Proceedings.

On September 30, 2010, a jury in the matter of Evelyn Y. Davis v. O’Charley’s, Inc. in Mobile County, Alabama Circuit Court, Civil Action No. 2008-900315, rendered a verdict in favor of the plaintiff, awarding damages in the amount of approximately $1.8 million.  The plaintiff in this matter alleged claims relating to injury suffered from a “slip and fall” at one of our O’Charley’s restaurants.  The judgment is subject to appeal.  We maintain insurance to cover these types of claims, subject to a self-insured retention of $250,000.  Based on the information currently available, and taking into account the uncertainty of litigation, the December 26, 2010 consolidated balance sheet reflects the amount awarded and the related expected insurance recovery should such liability be confirmed. Such amounts are included in “Other Liabilities” and “Other Assets,” respectively.  The Company intends to appeal the judgment and believes that it has valid coverage under its insurance policies for amounts in excess of its self-insured retention.   There can be no assurance, however, that the Company will be successful in its appeal of the judgment.

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

Our common stock trades on the NASDAQ Global Select Market under the symbol “CHUX.” As of March 4, 2011, there were 21,677,664 shareholders of record of our common stock.

Pursuant to our existing credit facility at December 26, 2010, and the bond indenture associated with our 9% senior subordinated notes, we are currently prohibited from repurchasing shares of our stock and paying dividends. See the notes to the consolidated financial statements which describe certain terms of our Third Amended and Restated Credit Agreement and our 9% senior subordinated notes.

The following table shows quarterly high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	High	Low
Fiscal 2010
First Quarter	$9.95	$6.35
Second Quarter	10.00	4.38
Third Quarter	7.49	5.28
Fourth Quarter	7.98	6.65

Fiscal 2009
First Quarter	$4.95	$1.83
Second Quarter	10.20	4.18
Third Quarter	11.41	7.45
Fourth Quarter	10.10	5.32

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among O'Charley's, Inc., the NASDAQ Composite Index
and the S&P Restaurants Index

$250
$200
$150
$100
$50
$0
12/25/05
12/31/06
12/30/07
12/28/08
12/27/09
12/26/10
O'Charley's, Inc.
NASDAQ Composite
S&P Restaurants

*$100 invested on 12/25/05 in stock or 12/31/05 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Graph Data Points	12/25/05	12/31/06	12/30/07	12/28/08	12/27/09	12/26/2010

O’Charley’s Inc.	$ 100.00	$ 136.59	$ 96.91	$ 13.52	$ 45.84	$ 51.38
NASDAQ Composite	$ 100.00	$ 111.74	$ 124.67	$ 73.77	$ 107.12	$ 125.93
S&P Restaurants	$ 100.00	$ 127.14	$ 140.30	$ 132.74	$ 155.16	$ 205.24

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 26,  2010 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b5-1 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Increase in Share Repurchase Authorization	Maximum Number of Shares or Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
10/04/10- 10/31/10	—	$—	—	—	—
11/01/10-11/28/10	2,388	7.00	—	—	—
11/29/10- 12/26/10	1,919	7.08	—	—	—
Total for the Quarter	4,307	$7.04	—	—	—

(1)  Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock and stock options issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

Item 6.               Selected Financial Data.

The selected financial data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of each of the fiscal years in the five-year period ended December 26, 2010, were derived from the consolidated financial statements of O’Charley’s Inc. and subsidiaries. The selected data should be read in conjunction with the consolidated financial statements as of December 26, 2010 and December 27, 2009 and for each of the fiscal years in the three-year period ended December 26, 2010, and the related notes thereto, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this Form 10-K.  Fiscal years 2009, 2008, 2007 and 2006 have been adjusted to reflect the discontinued operations of certain restaurant locations closed during 2010.  See Item 8 “Financial Statements and Supplementary Data” for further discussion of loss from discontinued operations, net loss and related loss per diluted share.

	Fiscal Years
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Restaurant sales	$828,982	$865,342	$913,888	$952,440	$961,009
Commissary sales	—	—	—	7,783	10,345
Franchise and other revenue	1,127	931	843	472	428
	830,109	866,273	914,731	960,695	971,782
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	247,558	252,207	270,870	278,966	286,151
Payroll and benefits	293,629	305,418	319,252	325,009	321,592
Restaurant operating costs	175,025	171,930	184,378	181,035	182,635
Cost of restaurant sales, exclusive of depreciation	716,212	729,555	774,500	785,010	790,378
and amortization shown separately below

Cost of commissary sales	—	—	—	7,700	9,064
Advertising and marketing expenses	34,655	32,234	33,753	32,086	27,537
General and administrative expenses	39,474	38,343	44,292	48,670	52,211
Depreciation and amortization of property and equipment	42,093	46,460	49,543	49,651	45,539
Impairment, disposal and restructuring charges, net (1)	14,998	8,437	12,776	15,226	2,098
Goodwill impairment (2)	—	—	93,656	—	—
Pre-opening costs	7	597	3,655	3,065	3,852
	847,439	855,626	1,012,175	941,408	930,679
(Loss) Income from Operations	(17,330)	10,647	(97,444)	19,287	41,103
Other Expense (Income):
Interest expense, net	11,812	11,628	14,966	12,287	14,343
Other, net	(8)	(68)	10	(87)	(6)
	11,804	11,560	14,976	12,200	14,337
(Loss) Earnings from Continuing Operations before Income	(29,134)	(913)	(112,420)	7,087	26,766
Taxes
Income Tax (Benefit) Expense (3)	(1,849)	2,254	15,115	(1,017)	7,571
(Loss) Earnings from Continuing Operations	$(27,285)	$(3,167)	$(127,535)	$8,104	$19,195

(Loss) Earnings Per Share from Continuing Operations:
Basic	$(1.29)	$(0.15)	$(6.10)	$0.35	$0.82
Diluted	$(1.29)	$(0.15)	$(6.10)	$0.34	$0.81
Balance Sheet Data (at end of period):
Working capital deficit	$(13,713)	$(16,944)	$(31,883)	$(21,145)	$(25,814)
Total assets	422,741	462,255	520,262	648,983	688,638
Current portion of long-term debt and capitalized lease obligations	1,710	1,979	6,640	8,597	9,812
Long-term debt and capitalized lease obligations, including current portion	118,874	131,898	163,068	145,235	154,357
Total shareholders’ equity	178,234	209,119	211,760	366,276	381,499
Cash dividends per share	$—	$—	$0.18	$0.18	$—

(1)
During 2010, we recorded total impairment, disposal and restructuring charges, net of $15.0 million.  Included are impairment charges of $11.5 million on 16 O’Charley’s restaurants, seven Ninety Nine restaurants and three surplus properties.  Also included is $3.2 million for exit and disposal costs relating to restaurant and facility closures. The remaining $0.3 million relates to other net losses on asset disposals.

During 2009, we recorded total impairment, disposal and restructuring charges, net of $8.4 million.  Included are impairment charges of $7.7 million on eight O’Charley’s restaurants, six Ninety Nine restaurants, and two Stoney River restaurants. The remaining $0.7 million charge relates to restructuring costs related to the closing of our Bellingham, MA distribution facility and the sale of a non-core asset.

During 2008, we recorded total impairment, disposal and restructuring charges, net of $12.8 million.  Included are impairment charges of $12.6 million on five O’Charley’s restaurants, eight Ninety Nine restaurants and two Stoney River restaurants.  In addition, we sold our airplane and incurred other immaterial charges.  This impairment charge was partially offset by net gains on the disposal of assets of $0.4 million.

During 2007, we recorded total impairment, disposal and restructuring charges, net of $15.2 million.  Included was a $10.2 million charge in connection with changes in our supply chain, which primarily consisted of non-cash charges taken for the loss on the sale of the commissary real estate and facility and related impairment of manufacturing equipment, charges taken for employee severance and retention, and to a lesser extent, legal and transition costs.  We also recorded impairment and disposal costs of $5.2 million relating to restaurant impairments and other asset retirements during 2007.  Included in the $5.2 million charge is the impairment related to three underperforming O’Charley’s restaurants, one Ninety Nine restaurant, and one Stoney River restaurant.

During 2006, we took an impairment charge on four O’Charley’s restaurants and two Ninety Nine restaurants, an impairment of purchased software, and assets related to the Company’s re-branding efforts. As a result, we recorded a non-cash impairment charge of $4.5 million to reflect the difference between the fair value and net book value of the underlying assets.  This impairment charge was partially offset by net gains on the disposal of assets of $2.4 million.

(2)
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other” (“FASB ASC 350”), in 2008 we recorded goodwill impairment charges of $93.1 million related to goodwill recorded in connection with the acquisition of the Ninety Nine concept and $0.6 million related to the acquisition of the Stoney River concept, resulting in the write off of all of the goodwill on our balance sheet.

(3)
For fiscal 2010, the income tax provision included additional valuation allowances of $18.6 million to offset the current year increase in deferred tax assets. For fiscal 2009, the income tax provision included a net valuation allowance increase of $6.5 million to offset the current year increase in deferred tax assets. For fiscal 2008, the income tax provision included a charge of $61.6 million to establish a valuation reserve for substantially all of our deferred tax assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

We are a multi-concept restaurant company headquartered in Nashville, Tennessee. We own and operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine” and “Stoney River Legendary Steaks” trade names. As of December 26, 2010, we operated 221 O’Charley’s company-owned restaurants in 17 states in the East, Southeast and Midwest, 106 Ninety Nine restaurants in seven states throughout New England and upstate New York, and 11 Stoney River restaurants in six states in the East, Southeast and Midwest. As of December 26, 2010, we had nine franchised O’Charley’s restaurants in five states in the East, Southeast and Midwest.

 On July 29, 2010, we announced that David W. Head had been named our new president and chief executive officer commencing September 1, 2010. He was also appointed to our board of directors. Prior to joining O’Charley’s and since 2006, Mr. Head served as chairman, president and chief executive officer of Captain D’s Seafood Kitchen, an operator and franchisor of quick-service seafood restaurants. From 2003 to 2006 Mr. Head served as president, chief executive officer and director of Romacorp, Inc., which operates and franchises Tony Roma’s casual-dining locations. In addition, effective as of December 27, 2010, our former Chief Financial Officer resigned to accept a position with another company, and R. Jeffrey Williams, our Chief Accounting Officer and Corporate Controller, was appointed to serve as our Interim Chief Financial Officer and Treasurer and as our principal financial officer, in addition to his other positions with the Company. Mr. Williams has served as our Chief Accounting Officer since February 2006 and as our Corporate Controller since February 2003.

On December 13, 2010, we announced that we closed 11 underperforming O’Charley’s restaurants and five underperforming Ninety Nine restaurants. The decision to close the 16 underperforming restaurants was the result of an extensive review of our restaurant portfolio that examined each restaurant’s recent and historical financial and operating performance, its position in the marketplace, and other operating considerations. Eight of the 16 closed restaurants were treated as discontinued operations in the Company’s financial statements. In addition, we closed one O’Charley’s restaurant and two Ninety Nine restaurants during the fourth quarter, one of which was treated as discontinued operations. In total, 19 restaurants were closed during the fourth fiscal quarter, of which nine were treated as discontinued operations.

In response to the macroeconomic conditions of the past several years, much of management’s focus has been on improving guest satisfaction, stabilizing and increasing guest counts and sales, controlling margins, reducing overhead costs, maximizing cash flow, and reducing debt.  While we believe that we have made progress in these areas, and that the tools we applied, such as our food, labor, and beverage cost management systems, continue to contribute positively to our operating results, we believe that we still have considerable opportunities to improve our financial performance. Our Guest Satisfaction Index (GSI) scores have continued to increase in fiscal 2010, which we believe is a barometer signifying our guests’ intent to return to the restaurant. The percentage of respondents who gave the highest rating for overall satisfaction improved at all three of our brands during fiscal 2010 as compared to the end of the prior fiscal year.  Going forward, we believe that our primary focus must be on positioning each of our restaurant concepts to increase guest counts, sales, and profitability.  As discussed below, several initiatives are underway to increase guest frequency and improve the guest experience.  In addition, organizational changes were made during fiscal 2010 that are expected to reduce our general and administrative costs going forward.

At our O’Charley’s restaurants, we have conducted market research over the past year to better understand the perceptions of the brand.  Based upon this research, we believe that many guests no longer perceive O’Charley’s to have better food and service than our competitors, causing many of them to leave the brand or reduce their frequency of visits.  We also learned that many of our formerly loyal guests have a strong attachment to the brand.  In response, we have a series of initiatives underway to build upon the brand’s existing strengths by simplifying the menu and improving the quality of every menu item while actively working with our new advertising agency to evolve from a retail-value message to a brand-value message.

Our turnaround is a multi-step process.  First we must provide a compelling value as an incentive for lapsed guests to come back to our restaurants, and new guests to try us for the first time.  We saw some favorable results in 2010 through our re-introduction of “Two Meals for $14.99” combined with value-priced beverage and appetizer choices, and an opportunity for customers to complete their meal with soup or salad and a dessert for $2.99.  In addition, while same stores sales at the O’Charley’s brand did not increase during the year, we saw improved same-store sales during the final two fiscal quarters of 2010.  We also began our re-training and re-certification program with our restaurant management teams to improve service and execution to convert new and returning guests into loyal O’Charley’s guests.  To support our repositioning efforts, during the latter part of 2010 we selected a new advertising agency that we believe will provide creative thinking and a fresh approach to our marketing and advertising efforts. We expect the turnaround in guest perceptions of O’Charley’s to be gradual.  In the short term, we plan to drive sales by continuing to focus on value with attractively-priced entrées, appetizers and cocktails, while we introduce new menu items at higher price points with higher margins.

At our Ninety Nine restaurants, we continue to focus on our core guests, who we believe appreciate a friendly environment that offers generous portions of high-quality traditional fare at moderate prices.  Our “Nine Real-Sized Entrées for $9.99” continues to prove popular with our guests, and we plan to continue to refresh the nine menu items over time.  This offering is now featured in the regular menu rather than as a menu insert as previously placed.  This approach is yielding favorable results as same store sales during the final two fiscal quarters of 2010 were positive.

At our Stoney River restaurants, in order to provide increased brand relevance to our guests, we have reduced prices on certain menu items, added new menu items and added more affordable choices to our wine list while continuing to offer our signature favorite menu items and outstanding guest service.  We completed the roll out of these repositioning elements last year and are now focused on refreshing our menu choices as well as bringing Stoney River’s cost structure in line with the lower check average.  Our guests continue to respond favorably as the fourth fiscal quarter of 2010 was our sixth consecutive quarter of improved operating margins.  In addition, subsequent to our fiscal 2010 year-end we announced the hiring of Fred Thimm as the concept president for Stoney River.  Mr. Thimm has extensive experience in the upscale casual and fine-dining market, most notably as president and chief operating officer of The Palm restaurants.

Fiscal years end on the last Sunday of the calendar year. Fiscal years 2010, 2009 and 2008 each consisted of 52 weeks. We have one reportable segment.

Following is an explanation of certain items in our consolidated statements of operations:

Revenues consist primarily of company-operated restaurant sales and, to a lesser extent, joint venture, royalty and franchise revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Franchise revenue and other revenue consist of development fees, royalties on sales by franchised units, and royalties on sales of branded food items, particularly salad dressings. Our development fees are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized as revenue in the period corresponding to the franchisees’ sales.

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, and alcoholic and non-alcoholic beverages net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry, and seafood which accounted for approximately 25 percent, 10 percent and 11 percent, respectively, of our overall cost of food and beverage in fiscal 2010. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

General and Administrative Expenses include the costs of the administrative functions that support the existing restaurant base and provide the infrastructure for future growth. Executive management and support staff salaries, bonuses, share-based compensation, 401(k) and deferred compensation match for support employees, benefits, and related expenses, data processing, legal and accounting expenses, changes in the liabilities associated with our non-qualified deferred compensation plan, and office expenses account for the major expenses in this category. This category also includes all recruiting, relocation and most severance-related expenses.  Severance costs associated with the 2010 restaurant closures and the 2009 sale of the Ninety Nine distribution operations are included in the “Impairment, disposal and restructuring charges, net” line.

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

Impairment, Disposal and Restructuring Charges, net includes asset impairments, either operating or held for sale, severance and other exit costs for closed locations, asset disposals, gains and losses incurred upon the sale of assets, and to a lesser extent, various costs associated with restructuring our supply chain. Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets.  The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset based upon the future highest and best use of the impaired asset. Impairment charges for assets that are held for sale represents the difference between their current book value and the estimated net sales proceeds. Disposal charges include the costs incurred to prepare the asset or assets for sale, including repair and maintenance; clean up costs; broker commissions; and independent appraisals. Gains and/or losses associated with the sale of assets are also included in this category.

We evaluate restaurant closures for potential disclosure as discontinued operations based on an assessment of quantitative and qualitative factors, including the nature of the closure, potential for revenue migration to other company-operated and franchised restaurants, planned market development in the area of the closed restaurant, costs shared with open locations, and the significance of the impact on the related consolidated financial statement line items.

Goodwill Impairment represents the impairment in 2008 associated with goodwill as events and circumstances resulted in a carrying value in excess of fair value.

Pre-opening Costs represent costs associated with our store opening teams, as well as other costs associated with opening a new restaurant. These costs are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for restaurants opened and under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant development and openings.  Pre-opening costs were not material in 2010 and are not expected to be material in 2011 due to curtailment of development activity. Pre-opening costs also include training, supply, and other incremental costs necessary to prepare for the re-opening of an existing restaurant as part of re-branding or re-modeling initiatives.

Interest Expense, net represents the sum of the following:  interest on our 9% senior subordinated notes due 2013 (the “Notes”); interest and fees associated with our credit facility; amortization of prepaid interest and finance charges; impact of the interest rate swaps that were terminated in December 2008; amortization of the swap exit payment; changes in the value of the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; and interest on capital lease obligations.

Income Tax (Benefit) Expense represents the provision for income taxes, including the impact of permanent tax differences and valuation allowances on our income tax provision.

Loss from Discontinued Operations, Net includes the operating results of closed locations classified as discontinued operations and impairment, disposal and exit costs related to these restaurants, net of income taxes.  Impairment charges are taken for land, buildings and equipment and certain other assets upon closing and are measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset based upon the future highest and best use of the impaired asset.  Exit costs represent activities necessary to close the restaurant, including termination benefits such as severance, contract termination costs, and contract costs that will remain without future economic benefit, such as operating leases.  Remaining operating lease obligations are reduced by estimated sublease rentals that could be reasonably obtained.

Results of Operations

The following information should be read in conjunction with our consolidated financial statements and the related notes. The following table reflects our operating results for fiscal years 2010, 2009, and 2008 as a percentage of total revenues unless otherwise indicated. All fiscal years were comprised of 52 weeks. Fiscal years 2009 and 2008 have been adjusted to reflect the discontinued operations of certain restaurant locations closed during 2010.

	2010	2009	2008
Revenues:
Restaurant sales	99.9%	99.9%	99.9%
Franchise and other revenue	0.1	0.1	0.1
	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	29.9%	29.1%	29.6%
Payroll and benefits	35.4	35.3	34.9
Restaurant operating costs	21.1	19.9	20.2
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	86.4	84.3	84.7

Advertising and marketing expenses	4.2	3.7	3.7
General and administrative expenses	4.8	4.4	4.8
Depreciation and amortization of property and equipment	5.1	5.4	5.4
Impairment, disposal, and restructuring charges, net	1.8	1.0	1.4
Goodwill impairment	—	—	10.2
Pre-opening costs	—	0.1	0.4
(Loss) Income from Operations	(2.1)	1.2	(10.7)
Other Expense:
Interest expense, net	1.4	1.3	1.6
Loss from Continuing Operations Before Income Taxes	(3.5)	(0.1)	(12.3)
Income Tax (Benefit) Expense	(0.2)	0.3	1.7
Loss from Continuing Operations	(3.3)	(0.4)	(13.9)
Loss from Discontinued Operations, net	(0.9)	(0.5)	(0.5)
Net Loss	(4.2)%	(0.9)%	(14.5)%

(1)	Shown as a percentage of restaurant sales.

The following information should be read in conjunction with our consolidated financial statements and the related notes. The following table reflects the margin performance of each of our concepts for fiscal years 2010, 2009, and 2008 as a percentage of restaurant sales for each respective concept.  All fiscal years were comprised of 52 weeks. Fiscal years 2009 and 2008 have been adjusted to reflect the discontinued operations of certain restaurant locations closed during 2010.

	2010	2009	2008

O’Charley’s Concept: (1)
Restaurant Sales:	$529.2	$558.9	$586.8

Cost and expenses (2)
Cost of food and beverage	29.9%	29.0%	29.0%
Payroll and benefits	35.6%	35.2%	34.8%
Restaurant operating costs (3)	20.6%	19.0%	19.5%
Costs of restaurant sales, exclusive of depreciation and
amortization	86.1%	83.2%	83.3%

Ninety Nine Concept:
Restaurant Sales:	$265.9	$273.5	$290.1

Cost and expenses (2)
Cost of food and beverage	29.1%	28.5%	29.1%
Payroll and benefits	36.3%	36.3%	36.0%
Restaurant operating costs (3)	22.2%	21.5%	21.7%
Costs of restaurant sales, exclusive of depreciation and
amortization	87.6%	86.3%	86.8%

Stoney River Concept:
Restaurant Sales:	$33.9	$32.9	$37.0

Cost and expenses (2)
Cost of food and beverage	35.7%	36.1%	37.9%
Payroll and benefits	26.9%	29.3%	28.7%
Restaurant operating costs (3)	19.9%	20.7%	18.6%
Costs of restaurant sales, exclusive of depreciation and
amortization	82.5%	86.1%	85.2%

(1) Includes revenue from O’Charley’s joint venture operations of $5.4 million and $7.8 million for fiscal years 2009 and 2008, respectively, and associated costs and expenses, but excludes revenue from franchised restaurants. During 2009, we acquired the remaining interests of both our joint venture operations.

(2) Shown as a percentage of restaurant sales.
(3) Includes rent, where 100 percent of the Ninety Nine restaurant locations are leased compared to 57 percent of O’Charley’s restaurant locations and 73 percent of Stoney River restaurant locations.

The following tables set forth certain unaudited financial and other restaurant data relating to company-owned restaurants, unless otherwise specified. All fiscal years were comprised of 52 weeks and include the operations of certain restaurant locations closed during 2010 which are classified as discontinued operations in the accompanying financial statements.
	2010	2009	2008
Number of Restaurants:
O’Charley’s Restaurants: (1)
In operation, beginning of year	235	232	229
Restaurants opened/acquired (2)	—	3	4
Restaurants closed	(14)	—	(1)
In operation, end of year	221	235	232
Ninety Nine Restaurants:
In operation, beginning of year	116	116	115
Restaurants opened	—	1	2
Restaurants closed	(10)	(1)	(1)
In operation, end of year	106	116	116
Stoney River Restaurants (3):
In operation, beginning of year	11	11	10
Restaurants opened	—	1	1
Restaurants closed	—	(1)	—
In operation, end of year	11	11	11
Franchise / Joint Venture Restaurants (O’Charley’s):
In operation, beginning of year	10	12	11
Restaurants opened	—	2	1
Restaurants closed/ acquired (2)	(1)	(4)	—
In operation, end of year	9	10	12
Average Weekly Sales per Store:
O’Charley’s	$44,107	$46,189	$49,101
Ninety Nine	46,611	46,734	49,922
Stoney River	59,206	59,456	70,018
Decrease in Same Store Sales (4):
O’Charley’s	(4.9)%	(5.8)%	(4.1)%
Ninety Nine	(1.5)%	(6.8)%	(5.2)%
Stoney River	(1.5)%	(16.4)%	(9.1)%
(Decrease) Increase in Same Store Guest Visits (4):
O’Charley’s	(1.6)%	(4.8)%	(6.6)%
Ninety Nine	(1.6)%	(4.7)%	(7.4)%
Stoney River	9.8%	(4.7)%	(14.5)%
(Decrease) Increase in Same Store Average Check per Guest (4):
O’Charley’s	(3.4)%	(1.1)%	2.7%
Ninety Nine	0.1%	(2.2)%	2.4%
Stoney River	(10.2)%	(12.3)%	6.3%
Average Check per Guest (5):
O’Charley’s	$12.43	$12.85	$12.99
Ninety Nine	14.59	14.62	14.97
Stoney River	36.97	41.22	47.72

(1)	“O’Charley’s Restaurants” refers to O’Charley’s company-owned restaurants only.
(2)	Represents the acquisition of the remaining ownership interests in our Wi-Tenn Restaurants, LLC joint venture on June 2, 2009 and JFC Enterprises, LLC joint venture on September 28, 2009.
(3)	Subsequent to the end of 2010, one Stoney River restaurant was closed and the lease for the property was not renewed.
(4)	When computing same store sales, guest visits and average check per guest, restaurants open for at least 78 weeks are compared from period to period for company-owned restaurants.
(5)	The average check per guest is computed using all restaurants open during the year.

Fiscal Year 2010 Compared with Fiscal Year 2009
Overview

The comparison between our financial results in 2010 and our financial results in 2009 was impacted by a number of developments. We continued to experience declines in same store sales and average weekly sales at each of our concepts due to the economic environment, however same store sales trends improved in the second half of fiscal 2010 as compared to the prior year period.  During fiscal 2010, we closed 24 restaurants, of which nine are considered discontinued operations, and incurred impairment, disposal and restructuring charges of $20.9 million, of which $5.9 million is included in loss from discontinued operations, net on our consolidated statement of operations. The following discussion on year over year results pertains only to those locations included in our continuing operations.

Revenues

During fiscal 2010, total revenues decreased $36.2 million, or 4.2 percent, to $830.1 million from $866.3 million in 2009. In 2010, average check and same-store guest visits decreased at O’Charley’s and Ninety Nine; and average check decreased and same-store guest visits increased at Stoney River. We believe these decreases in average check and same store guest visits are due primarily to weak consumer demand caused by the current economic environment. As consumers became more value conscious, we offered a greater variety of lower priced menu options and discounts.

Restaurant sales for O’Charley’s decreased $29.7 million, or 5.3 percent, to $529.2 million during fiscal 2010, reflecting a decline in same-store sales of 4.9 percent and the closure of ten restaurants since the beginning of the fiscal year. The closure of the ten restaurants reduced sales in the current year by $2.2 million. The same-store sales decrease of 4.9 percent was the result of a 3.4 percent decrease in average check and a 1.6 percent decrease in guest counts.  The 3.4 percent decrease in average check reduced sales by $18.2 million compared to the prior-year period, while the 1.6 percent decrease in guest counts decreased sales by $8.8 million compared to the prior-year period.

Restaurant sales for Ninety Nine decreased $7.6 million, or 2.8 percent, to $265.9 million during fiscal 2010, reflecting a decline in same-store sales of 1.5 percent, and the closing of five restaurants since the beginning of the fiscal year. The closure of the five restaurants reduced sales in the current year by $3.8 million. The same-store sales decrease of 1.5 percent was the result of a 1.6 percent decrease in guest counts partly offset by a 0.1 percent increase in average check. The 1.6 percent decrease in guest counts reduced sales by $4.4 million compared to the prior-year period, while the 0.1 percent increase in average check increased sales by $0.2 million compared to the prior-year period.

Restaurant sales for Stoney River Legendary Steaks increased $1.0 million, or 3.0 percent, to $33.9 million during fiscal 2010. Same-store sales decreased 1.5 percent. The same-store sales decrease of 1.5 percent was the result of a 10.2 percent decrease in average check partly offset by a 9.8 percent increase in guest counts. The 10.2 percent decrease in average check decreased sales by $3.4 million compared to the prior-year period, while the 9.8 percent increase in guest counts increased sales by $2.9 million compared to the prior-year period. The reduction due to the same-store sales decrease was offset by the 2010 comparative net sales increase resulting from the timing of 2009 store openings and closures.

Cost of Food and Beverage

During fiscal 2010, our cost of food and beverage was $247.6 million, or 29.9 percent of restaurant sales, compared with $252.2 million, or 29.1 percent of restaurant sales, in the same prior-year period. A number of factors contributed to this $4.6 million decrease in food and beverage costs. In addition to changes in trends in consumer behavior, we routinely adjust our product offerings, pricing, and promotional incentives among other factors that collectively comprise our product mix during any given period. During the year, we believe the changes to our product mix increased our cost of food and beverage by approximately $10.5 million. This increase was partly offset by a $10.6 million decrease in cost of food and beverage attributable to our decline in sales and a $4.5 million decrease attributed to a reduction in our commodity costs for beef and wheat, partly offset by increase in costs for seafood.

Payroll and Benefits

During fiscal 2010, payroll and benefits were $293.6 million, or 35.4 percent of restaurant sales, compared to $305.4 million, or 35.3 percent of restaurant sales, in 2009.  Payroll and benefit costs as a percentage of restaurant sales was essentially flat when compared to fiscal 2009 due to the de-leveraging impact of lower average weekly sales offset by net reductions in other payroll and benefits costs.  The $11.7 million year-over-year decline is due primarily to lower payroll of $4.9 million due primarily to lower sales, reduced bonus expense of $4.2 million due to our operating performance, a reduction in payroll taxes of $2.1 million primarily related from adoption of the Hiring Incentives to Restore Employment (“HIRE”) Act, and reduced insurance costs of $1.3 million, partly offset by an increased investment in training of $0.9 million, reflecting our retraining and certification efforts. The HIRE Act was not extended to fiscal 2011, therefore, we do not expect continued reductions in payroll taxes.

Restaurant Operating Costs

During fiscal 2010, restaurant operating costs were $175.0 million, or 21.1 percent of restaurant sales, compared to $171.9 million, or 19.9 percent of restaurant sales, in 2009.  The $3.1 million year-over-year increase is due primarily to a $1.2 million increase to repair and maintenance costs and a $1.0 million an increase in our general liability cost due to claims experience.

Advertising and Marketing Expenses

During fiscal 2010, advertising and marketing expenditures were $34.7 million, or 4.2 percent of total revenues, compared to $32.2 million, or 3.7 percent of total revenues, in 2009.  The $2.5 million year-over-year increase is due to increased investment in television, radio, and print media in our efforts to support our value offerings and message.

General and Administrative Expenses

During fiscal 2010, general and administrative expenses were $39.5 million, or 4.8 percent of total revenues, compared to $38.3 million in 2009, or 4.4 percent of total revenues in 2009. This net 40 basis point increase in general and administrative expenses is due to the de-leveraging impact of lower sales and $3.4 million of severance costs related to management changes and reductions in our support center staff.  Excluding this severance charge, fiscal 2010 general and administrative costs were slightly below fiscal 2009 as a percentage of total revenues.

Depreciation and Amortization

Depreciation and amortization expense was $42.1 million, or 5.1 percent of total revenues, as compared to $46.5 million, or 5.4 percent of total revenues, in 2009.  This reduction in depreciation is primarily due to lower carrying values of assets following restaurant impairment charges recognized in the current and prior-year periods.

Impairment, disposal and restructuring charges, net

Impairment, disposal and restructuring charges, net were $15.0 million, or 1.8 percent of revenues, in 2010, compared to $8.4 million, or 1.0 percent of revenues, in 2009. Included in 2010 are impairment charges of $11.5 million for 16 O’Charley’s restaurants, seven Ninety Nine restaurants and three surplus properties. Also included is $3.2 million for exit and disposal costs relating to restaurant and other facility closures. The remaining $0.3 million relates to other net losses on asset disposals.  Included in 2009 are impairment charges of $7.7 million on eight O’Charley’s restaurants, six Ninety Nine restaurants and two Stoney River restaurants. The remaining $0.7 million charge relates to restructuring costs related to the closing of our Bellingham, MA distribution facility and the sale of a non-core asset.

Pre-opening Costs

Pre-opening costs during fiscal 2010 were insignificant compared to $0.6 million during fiscal 2009. This decrease in pre-opening costs was the result of no new restaurant development during the fiscal year.

Interest Expense, net

Our net interest expense was $11.8 million, or 1.4 percent of total revenues, in 2010, as compared to $11.6 million, or 1.3 percent of total revenues, in 2009. This $0.2 million increase is due to charges associated with changes in the value of deferred compensation balances, partly offset by reduced levels of debt.

Income Taxes

For 2010 we have recorded income tax benefit of $1.8 million, compared with $2.3 million of tax expense in the prior year.  Our tax benefit includes only the portion associated with continuing operations.  This reflects a rate of 6.3 percent applied against our full year pretax loss, adjusting for changes in deferred tax assets and liabilities and changes in accruals for uncertain tax positions.

Loss from Discontinued Operations, Net

During fiscal 2010, we recorded a $7.6 million loss from discontinued operations, net of taxes, compared to a loss of $4.2 million in 2009. During fiscal 2010, we closed nine restaurants that were treated as discontinued operations. Asset impairment charges related to these closed restaurants were $4.8 million and exit and disposal costs were $1.1 million, primarily severance and the present value of future lease obligations, net of expected sublease income. In addition, these restaurants had a combined net loss from operations of $1.7 million during fiscal 2010. During fiscal 2009, we recorded a $4.2 million loss from discontinued operations, net of taxes, which included $2.9 million from asset impairments and a $1.3 million net loss from operations related to the nine restaurants closed in 2010.

Fiscal Year 2009 Compared with Fiscal Year 2008

Overview

The comparison between our financial results in 2009 and our financial results in 2008 was impacted by a number of developments in such years. We continued to experience declines in same store sales and average weekly sales at each of our concepts due to the economic environment during fiscal 2009. During fiscal 2009, there were impairment, disposal and restructuring charges of $8.4 million and charges of $6.5 million of additional valuation allowances against our deferred tax assets. During fiscal 2008, there were goodwill impairment charges of $93.7 million, charges of $61.6 million to establish a valuation allowance against our deferred tax assets and $12.8 million of impairment, disposal and restructuring charges. The following discussion on year over year results pertains only to those locations included in our continuing operations.

Revenues

The economic environment negatively impacted our sales and guest counts in 2009.  During fiscal 2009, total revenues decreased $48.4 million, or 5.3 percent, to $866.3 million from $914.7 million in 2008. In 2009, average check and guest visits decreased at all of our concepts. We believe that the decrease in guest counts and average weekly check was due primarily to weak consumer demand caused by the current economic environment. As consumers became more value conscious, we offered a greater variety of lower priced menu options and discounts. We opened two company-owned restaurants and closed two company-owned restaurants during fiscal 2009.

Restaurant sales for O’Charley’s decreased $27.9 million, or 4.8 percent, to $558.9 million during fiscal 2009, reflecting a decline in same-store sales of 5.8 percent. The same-store sales decrease of 5.8 percent was the result of a 4.8 percent decrease in guest counts and a 1.1 percent decrease in average check.  The 4.8 percent decrease in guest counts reduced sales by $28.0 million compared to the prior-year period, while the 1.1 percent decrease in average check decreased sales by $5.9 million compared to the prior-year period.  This decrease in sales was partly offset by $5.8 million attributed to the net impact from the timing of store openings and closures during fiscal 2008 and 2009.

Restaurant sales for Ninety Nine decreased $16.6 million, or 5.7 percent, to $273.5 million during fiscal 2009, reflecting a decrease in same-store sales of 6.8 percent.  The same-store sales decrease of 6.8 percent was the result of a 2.2 percent decrease in average check and a 4.7 percent decrease in guest counts. The 2.2 percent decrease in average check decreased sales by $6.2 million compared to the prior-year period, while the 4.7 percent decrease in guest counts reduced sales by $13.8 million compared to the prior-year period. This decrease in sales was partly offset by $3.3 million attributed to the net impact from the timing of store openings and closures during fiscal 2008 and 2009.

Restaurant sales for Stoney River Legendary Steaks decreased $4.1 million, or 11.1 percent, to $32.9 million during fiscal 2009, reflecting a same-store sales decrease of 16.4 percent. The same-store sales decrease of 16.4 percent was the result of a 4.7 percent decrease in guest counts and a 12.3 percent decrease in average check. The 4.7 percent decrease in guest counts decreased sales by $1.7 million compared to the prior-year period, while the 12.3 percent decrease in average check reduced sales by $4.1 million compared to the prior-year period. This decrease in sales was partly offset by $1.9 million attributed to the net impact from the timing of store openings and closures during fiscal 2008 and 2009.

Cost of Food and Beverage

During fiscal 2009, our cost of food and beverage was $252.2 million, or 29.1 percent of restaurant sales, compared with $270.9 million, or 29.6 percent of restaurant sales, in the same prior-year period. A number of factors contributed to this $18.7 million decrease in food and beverage costs. In addition to changes and trends in consumer behavior, we routinely adjust our product offerings, pricing and promotional incentives among other factors that collectively comprise our product mix during any given period. During fiscal 2009, we believe the change to our product mix increased our cost of food and beverage by approximately $1.0 million. This increase was partly offset by $14.4 million decrease in costs of food and beverage attributable to our decline in sales and a $5.3 million decrease attributed to a reduction in our commodity costs for beef, dairy and cheese, partly offset by an increase in costs for poultry.

Payroll and Benefits

During fiscal 2009, payroll and benefits were $305.4 million, or 35.3 percent of restaurant sales, compared to $319.3 million, or 34.9 percent of restaurant sales in 2008.  The increase in payroll and benefit costs as a percentage of restaurant sales was due to the de-leveraging impact of lower average weekly sales of 90 basis points, partially offset by the positive impact of our labor cost management system, reduced turnover resulting in lower training expense, and reduction in the cost of our employee benefit plans of 50 basis points.

Restaurant Operating Costs

During fiscal 2009, restaurant operating costs were $171.9 million, or 19.9 percent of restaurant sales, compared to $184.4 million, or 20.2 percent of restaurant sales in 2008.  Reductions in general liability insurance expense, employee procurement and training costs due to reduced levels of employee turnover, as well as reductions in our utility costs, resulted in a 60 basis point improvement as a percentage of restaurant sales. This improvement was partly offset by the de-leveraging impact of reduced sales on rent and other fixed costs of 40 basis points.

Advertising and Marketing Expenses

During fiscal 2009, advertising and marketing expenditures were $32.2 million, or 3.7 percent of total revenues, compared to $33.8 million, or 3.7 percent of total revenues in 2008. Advertising and marketing expenditures, as a percent of total revenues, were essentially flat over the prior year.

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

Depreciation and Amortization

Depreciation and amortization expense was $46.5 million or 5.4 percent of total revenues, as compared to $49.5 million, or 5.4 percent of total revenues, in 2008.  This reduction in expense is primarily due to lower carrying values of assets following restaurant impairments charges recognized in the prior year, as well as reduced capital expenditures compared to the prior year.

Impairment, disposal and restructuring charges, net

Impairment, disposal and restructuring charges, net were $8.4 million or 1.0 percent of revenue in 2009, compared to $12.8 million or 1.4 percent of revenue in 2008.  Included in 2009 are impairment charges of $7.7 million on eight O’Charley’s restaurants, six Ninety Nine restaurants and two Stoney River restaurants. The remaining $0.7 million charge relates to restructuring costs related to the closing of our Bellingham, MA distribution facility and the sale of a non-core asset. Included in 2008 are impairment charges of $12.6 million on five O’Charley’s restaurants, eight Ninety Nine restaurants and two Stoney River restaurants. In addition, we sold our airplane and incurred other immaterial charges. This impairment charge was partially offset by net gains on disposal of assets of $0.4 million.

Goodwill Impairment

Due to the negative economic environment, the declining financial performance of other casual-dining restaurant companies, as well as lower sales and higher commodity costs during fiscal 2008, we believed the goodwill related to the acquisitions of the Ninety Nine and Stoney River restaurants had indicators of impairment. Therefore, during 2008, we tested for and recorded a goodwill impairment charge of $93.1 million related to our Ninety Nine restaurants and $0.6 million related to our Stoney River restaurants. As a result, all related goodwill was written off in fiscal 2008.

Pre-opening Costs

During fiscal 2009, our pre-opening costs decreased $3.1 million to $0.6 million, or 0.1 percent of total revenues, compared with $3.7 million, or 0.4 percent of total revenues, in 2008. This decrease in pre-opening costs was the result of fewer new restaurant openings and the suspension of our re-branding initiatives.  During fiscal 2009 we opened one new Ninety Nine restaurant and one new Stoney River restaurant and closed one Ninety Nine and one Stoney River restaurant.

Interest Expense, net

Our net interest expense was $11.6 million or 1.3 percent of total revenues in 2009, as compared to $15.0 million, or 1.6 percent of total revenues in 2008. This 30 basis point improvement is primarily due to an approximate 40 basis point increase in earnings in the value of deferred compensation related to investment performance of the participant’s self-directed accounts, offset by the net reduction in interest income from swap arrangements which ended in fiscal 2008. During fiscal 2009, we paid off our revolver balance of $23.8 million, paid down our capital lease obligations by $6.3 million, and paid down other borrowings by approximately $0.4 million.

Income Taxes

For fiscal 2009, we recorded income tax expense of $2.3 million, compared with $15.1 million of tax expense in fiscal 2008. Our tax expense includes only the portion associated with continuing operations. The effective tax rate for 2009 is unusually high due to tax expense exceeding the pretax loss. In addition, the impact of having tax expense on a pretax loss produces a negative rate consistent with the prior year. Tax expense is primarily attributable to state taxes, disallowed stock compensation expense and the change in valuation allowance, offset by tax credits.

Loss from Discontinued Operations, Net

During fiscal 2010, we closed nine restaurants that were treated as discontinued operations. During fiscal 2009, we recorded a $4.2 million loss from discontinued operations, net of taxes, compared to a loss of $5.0 million during fiscal 2008. During fiscal 2009, we recorded asset impairment charges of $2.9 million and a $1.3 million net loss from operations related to these nine restaurants. During fiscal 2008, we recorded asset impairment charges of $4.2 million and a $0.8 million net loss from operations related to these nine restaurants.

Liquidity and Capital Resources

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations.  In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to collection of our sales being received in four days or less while our typical accounts payable turnover, excluding food invoices, averages thirty days.  We do not believe this indicates a lack of liquidity.  We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and reducing our debt.  As a result of these reductions in investment, our cash balances have increased, at December 26, 2010 and December 27, 2009, and our working capital deficit has decreased by $18.2 million since the end of fiscal 2008.  We did not open any company owned restaurants at any of our concepts in 2010 and we have no plans to develop any new restaurants in 2011.

The following table presents a summary of our cash flows for the last three years (in thousands):

	2010	2009	2008
Net cash provided by operating activities	$35,715	$48,392	$54,336
Net cash used in investing activities	(14,321)	(6,648)	(43,113)
Net cash used in financing activities	(13,581)	(26,682)	(14,387)
Net increase (decrease) in cash and cash equivalents	$7,813	$15,062	$(3,164)

Net cash provided by operating activities decreased in 2010 from 2009 by approximately 26 percent or $12.7 million.  This reduction in net cash provided by operating activities is due to a $19.9 million reduction in net earnings, after adjusting for non-cash charges, partly offset by a $7.2 million net increase in the change in working capital and other long-term assets and liabilities over the prior year.  The $7.2 million increase is primarily due to partly offsetting changes in accounts payable and inventory.  The change in accounts payable is primarily due to the large reduction in payables in 2009 due to reductions to credit balances with certain financial institutions, the outsourcing of our Bellingham, Massachusetts distribution operations during 2009, and lower construction payables due to less construction activity at the end of 2009 as compared to 2008.  Partly offsetting the changes in accounts payable were changes in inventory due to the 2009 phase out of our Bellingham, Massachusetts distribution operations and the use of inventory resulting from previous buying opportunities.

Net cash provided by operating activities decreased in 2009 from 2008 by approximately 11 percent or $5.9 million, from $54.3 million to $48.4 million. This reduction in net cash provided by operating activities is due to a $3.7 million reduction in net earnings, after adjusting for non-cash charges, and a $2.2 million net reduction in the change in working capital and other long-term assets and liabilities over the prior year. The $2.2 million is primarily due to partly offsetting changes in accounts payable and inventory. Accounts payable decreased due to reductions to credit balances with certain financial institutions, the outsourcing of our Bellingham, Massachusetts distribution operations during 2009, and lower construction payables due to less construction activity at the end of 2009 as compared to 2008. Partly offsetting accounts payables were reductions in inventory due to the phase out of our Bellingham, Massachusetts distribution operations and the use of inventory resulting from 2008 buying opportunities.

We believe that our various sources of capital, including cash flow from operating activities, availability under our credit facility, and the ability to acquire additional financing, are adequate to fund our capital requirements for at least the next twelve months.  As of the end of fiscal year 2008, the balances on our revolving credit facility and capital lease obligations were $23.8 million and $9.7 million, respectively.  As of the end of fiscal 2009, there were no amounts outstanding on our revolving credit facility and $3.4 million outstanding on our capital lease obligations. As of the end of fiscal 2010, there were no amounts outstanding on our revolving credit facility and $1.4 million outstanding on our capital lease obligations. We do not expect to rely on our credit facility as a significant source of funds during fiscal year 2011.

On January 26, 2010, we amended our credit agreement to enhance our financial flexibility.  The maximum borrowing capacity was reduced from $83 million (which was already scheduled to be reduced to $65 million on April 18, 2010) to $45 million.  The maximum adjusted leverage ratio was reduced from 5.50 to 5.25.  The definitions of adjusted leverage ratio and senior secured ratio were changed, and the limit on expansion capital expenditures is 15 percent of earnings before interest, taxes, depreciation and amortization (“EBITDA”) in 2010 and 30 percent of EBITDA in subsequent years. Under the amended credit agreement, we are permitted to repurchase our 9% senior subordinated notes due in 2013, subject to certain limitations. The amended credit agreement also reduced the number of our company-owned restaurants subject to collateral mortgages from 88 to 47. The amended credit agreement also “reset” the restricted payments basket for dividends and bond repurchases, however, such payments are currently restricted by the bond indenture governing our 9% senior subordinated notes due in 2013. The amended credit agreement also permits sale-leaseback transactions, subject to certain limitations.  In the event of a disruption or cessation of operations by one or more participants in our credit facility, rendering them unable to fund their portion of any credit facility drawings, we believe that the available capacity from the other banks in the credit facility would be sufficient to permit us to continue meeting our current obligations and funding our operating activities. As of December 26, 2010, the Company was in compliance with all covenants included in the amended credit agreement.

We have four separate lease agreements that cover an aggregate of 30 of our Ninety Nine restaurants, each of which contains a fixed charge covenant calculation. Each of the four restaurant groups are subject to an annual fixed charge coverage ratio of 1.50 to 1.00. Each of these lease agreements were in compliance with this covenant as of the end of fiscal 2010.

In 2010, 2009 and 2008, net cash flows used by investing activities included capital expenditures incurred principally for improvements to existing restaurants and improvements in our information systems. We did not finance any capital expenditures during 2010.  Capital expenditures for 2010, 2009 and 2008, excluding new computer equipment financed through capital lease obligations in 2008, were as follows:

	2010	2009	2008
	(in thousands)
New restaurant capital expenditures	$—	$3,053	$18,572
Re-model capital expenditures	5,096	1,184	18,223
Other capital expenditures	10,349	10,427	10,605
Total capital expenditures	$15,445	$14,664	$47,400

We project capital expenditures of between $15 million and $17 million for fiscal 2011.

During fiscal 2010, net cash used in financing activities was $13.6 million primarily related to the repurchase of $9.8 million of our Senior Notes, $2.2 million for capital lease and other debt payments and $1.7 million of debt issuance costs related to our Third Amended and Restated Credit Agreement entered into during the first fiscal quarter of 2010.  During fiscal 2009, net cash used in financing activities was $26.7 million primarily related to the payoff of our revolving credit balance of $23.8 million and capital lease and other debt payments of $6.7 million, partly offset by payments from the counterparties of our swap agreements to exit the agreement in exchange for $3.5 million.  During fiscal 2008, net cash used in financing activities was $14.4 million primarily related to the repurchase of shares of our common stock for $24.8 million, capital lease and other debt payments of $9.5 million and dividend payments of $3.9 million, partly offset by drawings on our credit facility of $23.8 million.

Contractual Obligations and Commercial Commitments

The following tables set forth our contractual obligations and commercial commitments at December 26, 2010 (in thousands):

		Payments Due by Period
		Less			More
		than			Than
Contractual Obligation	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years

Long-term debt, excluding credit facility	$115,555	$285	$115,270	$—	$—
Long-term debt interest (1)	29,226	9,718	19,508	—	—
Capitalized lease obligations	1,458	1,458	—	—	—
Operating leases	275,119	33,224	64,296	56,789	120,810
Uncertain tax positions	1,295	358	772	165	—
Unconditional purchase obligations (2)	286,342	146,081	112,830	27,431	—
Total contractual obligations	$692,288	$188,289	$237,114	$192,263	$74,622

		Amount of Commitment Expiration per Period
		Less			More
		than			Than
Other Commercial Commitments	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years
Line of credit (3)	$—	$—	$—	$—	$—

(1)	This interest primarily relates to $115.2 million in outstanding principal amount of senior subordinated notes with stated interest rate of 9 percent.

(2)
These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, we use the existing market prices at December 26, 2010 to determine the amount of the obligation. Total unconditional purchase obligations shown are based on variable pricing that is adjusted annually.

(3)
The Company has a $45 million line of credit at December 26, 2010.  At December 26, 2010, we had no amounts outstanding on this credit facility.  We had $12.5 million of outstanding letters of credit as of December 26, 2010. As of December 26, 2010, we had $32.5 million of remaining borrowing capacity under our credit facility.

Franchise Arrangements

On December 30, 2003, we entered into a multi-unit franchise agreement with Meritage Hospitality Group, Inc. (“Meritage”), which currently operates three O’Charley’s restaurants in Michigan.  On July 29, 2010, we entered into a termination and release agreement terminating the development agreement with Meritage. Previously paid fees for future development of $125,000 were forfeited by Meritage and recognized as franchise revenue during fiscal 2010.

On May 18, 2005, we entered into a development agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants by November 2013.  The development plans focus on the Tampa, Florida, Orlando, Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio markets.  As of December 26, 2010, the O’Candall Group, Inc. operates five O’Charley’s restaurants.

The franchising arrangement requires us to provide access to certain contractual arrangements that we have with our vendors in order for the franchisee to benefit from those contracts. The development fees for the franchisee are $50,000 each for the initial restaurants and $25,000 each for the remaining restaurants in each of its five granted areas. The franchisee is also required to pay a franchise fee and marketing fund fee that are based on a percentage of sales. Pursuant to the arrangement, the franchisee was required to pay $500,000 as development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The franchisee is required to pay the remaining amount of the development fees to us as each new restaurant opens. No development fees for new restaurant openings were recognized in 2010.  The Company recognized income of $100,000 in development fees in 2009 for the opening of two restaurants and $50,000 in development fees for fiscal 2008 related to the opening of a franchised restaurant in each of those fiscal years.  The remaining development fees paid have been deferred and will be recognized in income as each restaurant opens.

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

Lease Accounting

Our policy for lease accounting involves recognizing rent on a straight-line basis from the time we are committed to a leased property, which is when all contingencies associated with the delivery of the property by the landlord are taken care of, to the end of the estimated lease term, which may include one or more renewal periods. The useful life over which leasehold improvements are depreciated is the shorter of the estimated useful life or the estimated lease term, which may include one or more renewal periods. We also recognize tenant allowances as a deferred rent liability and amortize them over the estimated lease term, which may include one or more renewal periods. Based upon the size of the investment that we make at a restaurant site, the economic penalty incurred by discontinuing use of the leased facility, our historical experience with respect to the length of time a restaurant operates at a specific location, and leases that typically have multiple five-year renewal options that are exercised entirely at our discretion, we have concluded that one five-year renewal option is reasonably assured.

Share-Based Compensation

 We account for share-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation,” (“FASB ASC 718”), requires the measurement and recognition of compensation cost at fair value for all share-based payments including stock options. Share-based compensation for fiscal years 2010, 2009, and 2008 includes compensation expense, recognized over the applicable vesting periods for share-based awards granted prior to these fiscal years, as well as awards granted during these fiscal years.

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on their grant dates. The Black-Scholes-Merton option pricing model requires various assumptions including the risk free rate, the expected term, the expected dividend yield, and the stock price volatility. If any of these assumptions used in the model change, share-based compensation expense may differ in the future from that recorded in the current period. The Company’s policy is to recognize compensation cost for restricted awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized for only the portion of options and restricted awards that are expected to vest. Therefore, an estimated forfeiture rate derived from historical employee terminations is applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award was in-substance, multiple awards.

Property and Equipment, net

The Company had $320.0 million of property and equipment, net of accumulated depreciation, at December 26, 2010.  Our property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives: building and improvements-30 years; and furniture, fixtures and equipment-3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capital leases is amortized to its expected residual value at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred. We capitalize all direct external costs associated with obtaining the land, building and equipment for each new restaurant, as well as construction period interest.  We also capitalize all direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment for each re-branded restaurant.  In addition, for each new restaurant and re-branded restaurant we also capitalize a portion of the internal direct costs of our real estate and construction department.

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

Trademarks

Intangible assets with indefinite useful lives are tested for impairment at least annually.  At December 26, 2010, we had $25.9 million in indefinite-lived intangible assets shown on our consolidated balance sheets related primarily to the acquisition of Ninety Nine restaurants. The determination of whether these assets are impaired involves significant judgments based upon short and long-term projections of future sales performance. Changes in strategy, new accounting pronouncements and/or market conditions may result in future impairment of recorded asset balances. We completed a valuation of the intangibles as of December 26, 2010, the last day of fiscal 2010, and our valuation showed that the fair value of the intangible asset substantially exceeded its net book value and no impairment charge was needed.

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

The judgments made related to the ultimate expected useful life and our ability to realize undiscounted cash flows in excess of the carrying value of an asset are affected by such issues as ongoing maintenance of the asset, continued development of a given market within which a restaurant operates, including the presence of traffic generating businesses in the area, and our ability to operate the restaurant efficiently and effectively. We assess the projected cash flows and carrying values at the restaurant level, whenever events or changes in circumstances indicate that the long-lived assets associated with a restaurant may not be recoverable. In determining projected cash flow, we make key assumptions regarding sales growth, food and labor and other restaurant operating costs, as well as local market expectations.  In the event that our economic expectations are not met, estimated future cash flows could be negatively impacted, which may result in a material impairment charge

We believe that our accounting policy for impairment of long-lived assets provides reasonable assurance that any assets that are impaired are written down to their fair value and a charge is taken in operating earnings on a timely basis.  Long-lived assets are tested for possible impairment each fiscal quarter.  During 2010 we recorded total impairment, disposal and restructuring charges, net, of $15.0 million.  Included are impairment charges of $11.5 million on 16 O’Charley’s restaurants, seven Ninety Nine restaurants and three surplus properties.  Also included is $3.2 million for exit and disposal costs relating to restaurant and facility closures.  The remaining $0.3 million relates to other net losses on asset disposals.  During 2009 we recorded total impairment, disposal and restructuring charges, net of $8.4 million.  Included are impairment charges of $7.7 million on eight O’Charley’s restaurants, six Ninety Nine restaurants, and two Stoney River restaurants.  The remaining $0.7 million charge relates to restructuring costs related to the closing of our Bellingham, MA distribution facility and the sale of a non-core asset.  During 2008, we recorded total impairment, disposal and restructuring charges, net, of $12.8 million.  Included are impairment charges of $12.6 million on five O’Charley’s restaurants, eight Ninety Nine restaurants and two Stoney River restaurants. In addition, we sold our airplane and incurred other immaterial charges.  This impairment charge was partially offset by net gains on the disposal of assets of $0.4 million.

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

As part of the computation of the income tax provision, we identify and measure deferred tax assets and liabilities. We weigh available evidence in determining the realization of deferred tax assets. Available evidence includes historical, current and future financial performance of the Company. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If we determine it is more likely than not that some portion or the entire deferred tax asset will not be recognized, the deferred tax asset will be reduced by a valuation allowance.  The deferred tax valuation allowance may be released in future years when we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized.  To form a conclusion that some or all of the deferred tax assets will be realized, we will need to generate three-year cumulative pre-tax income, and we will need to periodically evaluate whether or not all available evidence, such as future taxable income and reversal of temporary differences, provides sufficient positive evidence to offset any other potential negative evidence that may exist at such time.  In the event the deferred tax valuation allowance is released, we would record an income tax benefit for the portion or all of the deferred tax valuation allowance released.  At December 26, 2010, the Company had a deferred tax valuation allowance of $90.9 million.

Recently Issued Accounting Pronouncements

In January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU was effective at the beginning of fiscal 2010, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the fiscal year ends beginning after December 15, 2010 and interim periods within those years. This statement did not have a material impact on our consolidated financial statements in 2010 and we do not expect this statement to have a material impact on our consolidated financial statements in 2011.

In July 2010, the FASB issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. Existing disclosures are amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment of by class of financing receivables. The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This statement did not have a material impact on our consolidated financial statements, nor do we expect this statement to have a material impact on our consolidated financial statements in the future.

 Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, and fuel/energy costs could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on our payroll and benefit costs. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation has had a significant impact on our operating costs. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

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

Item 8.               Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
O’CHARLEY’S INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

O’Charley’s Inc.:

We have audited the consolidated balance sheets of O’Charley’s Inc. and subsidiaries (the Company) as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended December 26, 2010. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of O’Charley’s Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 26, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee
March 10, 2011

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS

	December 26,	December 27,
	2010	2009
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$29,693	$21,880
Trade accounts receivable, less allowance for doubtful accounts of $129 in 2010 and $148 in 2009	14,931	17,209
Inventories	9,071	10,594
Assets held for sale	4,847	1,937
Other current assets	4,201	4,434
Total current assets	62,743	56,054

Property and equipment, net of accumulated depreciation of $379,580 in 2010 and $356,818 in 2009	320,011	366,850
Trade names and other intangible assets	25,946	25,946
Other assets	14,041	13,405
Total Assets	$422,741	$462,255
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$8,211	$5,101
Accrued payroll and related expenses	14,639	16,044
Accrued expenses	24,314	21,446
Deferred revenue	17,584	17,969
Federal, state and local taxes	9,998	10,459
Current portion of long-term debt and capitalized lease obligations	1,710	1,979
Total current liabilities	76,456	72,998

Deferred income taxes	4,034	1,386
Other liabilities	46,853	48,833
Long-term debt, less current portion	117,164	128,121
Capitalized lease obligations, less current portion	—	1,798

Shareholders’ Equity:
Common stock—No par value; authorized, 50,000 shares; issued and outstanding, 21,713 in 2010 and 21,547 in 2009	165,547	161,514
Retained earnings	12,687	47,605
Total shareholders’ equity	178,234	209,119
Total Liabilities and Shareholders’ Equity	$422,741	$462,255

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
	(in thousands, except per share data)
Revenues:
Restaurant sales	$828,982	$865,342	$913,888
Franchise and other revenue	1,127	931	843
	830,109	866,273	914,731

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	247,558	252,207	270,870
Payroll and benefits	293,629	305,418	319,252
Restaurant operating costs	175,025	171,930	184,378
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	716,212	729,555	774,500

Advertising and marketing expenses	34,655	32,234	33,753
General and administrative expenses	39,474	38,343	44,292
Depreciation and amortization of property and equipment	42,093	46,460	49,543
Impairment, disposal and restructuring charges, net	14,998	8,437	12,776
Goodwill impairment	—	—	93,656
Pre-opening costs	7	597	3,655
	847,439	855,626	1,012,175
(Loss) Income from Operations	(17,330)	10,647	(97,444)
Other Expense (Income):
Interest expense, net	11,812	11,628	14,966
Other, net	(8)	(68)	10
	11,804	11,560	14,976
Loss from Continuing Operations Before Income Taxes	(29,134)	(913)	(112,420)
Income Tax (Benefit) Expense	(1,849)	2,254	15,115

Loss from Continuing Operations	(27,285)	(3,167)	(127,535)
Loss from Discontinued Operations, Net	(7,630)	(4,158)	(4,962)
Net Loss	$(34,915)	$(7,325)	$(132,497)

Net Loss Attributable to Common Shareholders – basic and diluted:
Loss from Continuing Operations	$(1.29)	$(0.15)	$(6.10)
Loss from Discontinued Operations, net	(0.36)	(0.20)	(0.24)
Net Loss Attributable to Common Shareholders	$(1.65)	$(0.35)	$(6.34)

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS

	Common Stock
	Shares	Amount	Retained Earnings	Total
	(in thousands)
Balance, December 30, 2007	23,148	$174,985	$191,291	$366,276
Comprehensive loss:
Net loss		—	(132,497)	(132,497)
Shares tendered and retired for minimum tax withholdings	(56)	(583)	—	(583)
Shares issued under CHUX Ownership Plan and exercise of stock
options	125	1,109	—	1,109
Excess tax benefit from share-based payments		177	—	177
Dividends paid ($0.18 per share)		—	(3,864)	(3,864)
Shares repurchased	(2,185)	(24,775)	—	(24,775)
Share-based compensation expense	271	5,917	—	5,917
Balance, December 28, 2008	21,303	156,830	54,930	211,760

Comprehensive loss:
Net loss		—	(7,325)	(7,325)
Noncontrolling interest, net		(384)	—	(384)
Shares tendered and retired for minimum tax withholdings	(51)	(220)	—	(220)
Shares issued under CHUX Ownership Plan and exercise of stock
options	229	799	—	799
Share-based compensation expense	66	4,489	—	4,489
Balance, December 27, 2009	21,547	161,514	47,605	209,119

Comprehensive loss:
Net loss		—	(34,915)	(34,915)
Shares tendered and retired for minimum tax withholdings	(41)	(307)	—	(307)
Shares issued under CHUX Ownership Plan and exercise of stock
options	113	745	—	745
Excess tax benefit from share-based payments		11	—	11
Dividends paid		—	(3)	(3)
Share-based compensation expense	94	3,584	—	3,584
Balance, December 26, 2010	21,713	$165,547	$12,687	$178,234

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	December 26,		December 27,	December 28,
	2010		2009	2008
	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(34,915)	$	(?,325)	$(132,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	42,495		47,283	50,776
Amortization of debt issuance costs and swap termination payments, net	728		282	1,326
Deferred income taxes and other income tax related items	2,484		(638)	22,666
Share-based compensation	3,584		4,489	5,917
Loss on early extinguishment of debt	198		—	—
Amortization of deferred gain on sale-leasebacks	(1,056)		(1,056)	(1,056)
Loss on the sale of assets	182		129	59
Goodwill impairment	—		—	93,656
Impairment, disposal and restructuring charges, net	20,547		10,975	16,888
Noncontrolling interests	—		(83)	—
Changes in assets and liabilities:
Trade accounts and other receivables	2,627		2,161	(2,040)
Inventories	1,318		6,836	(5,406)
Other current assets	212		2,544	(3,378)
Trade accounts payable	3,110		(11,365)	5,658
Deferred revenue	(385)		(144)	304
Accrued payroll, accrued expenses, and federal, state and local taxes	(1,978)		(6,423)	4,374
Other long-term assets and liabilities	(3,436)		727	(2,911)
Net cash provided by operating activities	35,715		48,392	54,336

Cash Flows from Investing Activities:
Additions to property and equipment	(15,445)		(14,664)	(47,400)
Proceeds from the sale of assets	1,137		7,971	4,184
Other, net	(13)		45	103
Net cash used in investing activities	(14,321)		(6,648)	(43,113)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—		—	23,812
Payments on long-term debt and capitalized lease obligations	(2,352)		(30,452)	(9,509)
Repurchase of senior notes	(9,993)		—	—
Payments to noncontrolling interests	—		(300)	—
Dividends paid	(3)		—	(3,864)
Shares repurchased	—		—	(24,775)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	745		799	1,109
Proceeds from swap cancellation	—		3,510	—
Excess tax benefit from share-based payments	11		—	177
Shares tendered and retired for minimum tax withholdings	(307)		(220)	(583)
Debt issuance costs	(1,682)		(19)	(891)
Other financing activities	—		—	137
Net cash used in financing activities	(13,581)		(26,682)	(14,387)
Increase (decrease) in cash and cash equivalents	7,813		15,062	(3,164)
Cash and cash equivalents at beginning of the year	21,880		6,818	9,982
Cash and cash equivalents at end of the year	$29,693		$21,880	$6,818

See accompanying notes to the consolidated financial statements

O’CHARLEY’S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

O’Charley’s Inc. (the “Company”) owns and operates 221 (at December 26, 2010) full-service restaurant facilities in 17 states in the East, Southeast and Midwest under the trade name “O’Charley’s,” 106 full-service restaurant facilities in seven states throughout New England and upstate New York under the trade name “Ninety Nine Restaurants,” and 11 full-service restaurant facilities in six states in the East, Southeast and Midwest under the trade name “Stoney River Legendary Steaks.” As of December 26, 2010, the Company had nine franchised O’Charley’s restaurants, including three in Michigan, three in Ohio, and one in each of Pennsylvania, Florida and Tennessee.  The Company’s fiscal year ends on the last Sunday in December. Fiscal years presented were comprised of 52 weeks in 2010, 2009 and 2008.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of food, beverages and supplies.

Operating Leases. The Company has land only and land and building leases that are recorded as operating leases. Most of the leases have rent escalation clauses and some have rent holiday and contingent rent provisions. The rent expense under these leases is recognized on the straight-line basis, except for contingent rent, which is determined as a percentage of gross sales in excess of specified levels, and is recognized when it is probable and estimable that sales will be achieved in amounts in excess of specified levels. The Company uses a lease life or expected lease term that generally is inclusive of one five-year renewal period. Based upon the size of the investment that the Company makes at a restaurant site, the economic penalty incurred by discontinuing use of the leased facility, its historical experience with respect to the length of time a restaurant operates at a specific location, and leases that typically have multiple five-year renewal options that are exercised entirely at its discretion, the Company has concluded that one five-year renewal option is reasonably assured. The Company begins recognizing rent expense on the date that the Company becomes legally obligated under the lease.

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

The same lease life that is used for the straight-line rent calculation is also used for assessing leases for capital or operating lease accounting.

Pre-opening Costs represent costs incurred prior to a restaurant opening and are expensed as incurred. These costs also include straight-line rent related to leased properties from the period of time between when the Company has waived any contingencies regarding use of the leased property and the date on which the restaurant opens.  Pre-opening costs also include training, supply, and other costs necessary to prepare for the re-opening of an existing restaurant as part of any re-branding initiatives.

Investment in Affiliated Company. The Company has an approximate 8 percent ownership interest in a joint venture to operate a restaurant concept in Chicago, Illinois. The Company is not the primary beneficiary, and accounts for its investment using the equity method.

Property and Equipment, net. The Company states property and equipment at cost and depreciates them on the straight-line method over 30 years for buildings and improvements and three to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, inclusive of one renewal period. Equipment under capitalized leases is amortized to its expected residual value to the Company at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred. The Company capitalizes all direct external costs associated with obtaining the land, building and equipment for each new restaurant, as well as construction period interest.  The Company also capitalizes all direct external costs associated with obtaining the dining room and kitchen equipment, signage and other assets and equipment.  In addition, for each new restaurant and re-branded restaurant, the Company also capitalizes a portion of the internal direct costs of its real estate and construction department.

To determine its accounting policies related to capitalizing costs associated with its in-house real estate department, the Company has followed the guidance from FASB ASC 970, “Real Estate- General” (“FASB ASC 970”). While FASB ASC 970 establishes accounting and reporting standards for the acquisition, development, construction, selling and rental costs associated with real estate projects, it excludes from its scope: “real estate developed by an enterprise for use in its own operations, other than for sale of rental.” Given there is no other authoritative literature directly addressing the Company’s circumstance of developing real estate projects for its own operations, the Company has applied the principles of FASB ASC 970 in accounting for such costs.

Asset Retirement Obligations. The Company has determined that it has potential obligations for certain of its restaurant-level assets. Specifically, the Company has the obligation to remove certain assets from its restaurants at the end of the lease term and therefore records asset retirement obligations.

Intangible Assets. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  Indefinite-lived intangible assets, such as trademarks, are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount of the indefinite-lived intangible asset exceeds its fair value. This analysis considers relevant historical and projected operating results, current conditions and outlook for the restaurant industry, as well as factors that influence industry change, and applies a relevant valuation methodology to value the intangible asset.  The Company has selected the last day of each fiscal year as the date on which it will test indefinite-lived intangible assets for impairment. The Company reviewed the carrying value of the trademarks, an indefinite-lived intangible asset, and found the fair value of the trademark to be substantially in excess of its net book value and that no impairment charge was needed for the 2010, 2009 or 2008 fiscal years.

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

Revenues consist of Company-operated and joint venture restaurant sales and, to a lesser extent, franchise revenue and other revenue. Restaurant sales include food and beverage sales and are net of applicable state and local sales taxes and discounts. Franchise revenue and other revenue consist of development fees, royalties on sales by franchised units, and royalties on sales of branded food items, particularly salad dressings. Development fees for franchisees are between $25,000 and $50,000 per restaurant. The development fees are recognized during the reporting period in which the developed restaurant begins operation. The royalties are recognized in revenue in the period corresponding to the franchisees’ sales. Revenue resulting from the sale of gift cards is recognized in the period redeemed. A percentage of gift card redemptions, based upon actual experience, are recognized as a reduction in restaurant operating costs for gift cards sold that will not be redeemed. The amounts recognized as a reduction in restaurant operating costs for gift cards sold that will not be redeemed was $1.5 million for fiscal 2010, $1.5 million for fiscal 2009 and $1.6 million for fiscal 2008.

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

Income Taxes. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. These judgments and estimates are reviewed on a periodic basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amount of taxes recoverable through loss carry-back declines, if the Company projects lower levels of future taxable income, or if the Company has recently experienced pretax losses. Such a valuation allowance would be established through a charge to income tax expense which would adversely affect the Company’s reported operating results.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

Share-Based Compensation. Share-based compensation expense for fiscal years 2010, 2009, and 2008 is recognized at fair value over the applicable vesting periods, for share-based awards granted prior to these fiscal years, as well as awards granted during the fiscal year.

Restricted stock fair value is determined based on the trading price of stock on the grant date. The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options on their grant dates.  The Company’s policy is to recognize compensation cost for share-based awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. In addition, compensation expense is recognized for only the portion of options and restricted awards that are expected to vest. Therefore, an estimated forfeiture rate derived from historical employee terminations is applied against share-based compensation expense. The forfeiture rate is applied on a straight-line basis over the service (vesting) period for each separately vesting portion of the award as if the award was in-substance, multiple awards.  In addition, the Company expenses the discount associated with its employee stock purchase plan based on the actual discount received.

Deferred Compensation. The Company’s nonqualified deferred compensation plan invests in mutual funds, which are classified as trading securities. Trading securities are recorded at fair value, based on quoted market prices. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned.

Earnings Per Share.  The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings.  Under this method, net earnings is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders.  The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Once calculated, the earnings per common share is computed by dividing the net (loss) earnings attributable to common shareholders by the weighted average number of common shares outstanding during each year presented. Diluted (loss) earnings attributable to common shareholders per common share has been computed by dividing the net (loss) earnings attributable to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options and restricted shares outstanding during the applicable periods computed using the treasury method. In cases where the Company has a net loss, no dilutive effect is shown as options and restricted stock become anti-dilutive.

  Fair Value of Financial Instruments.  Disclosure of fair values is required for most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. This disclosure requirement excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments, such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments .   Book value approximates fair value for substantially all of the Company’s assets and liabilities for which fair value disclosures are required, except for the Company’s 9 percent senior subordinated notes. The fair value of the Notes at December 26, 2010 and December 27, 2009 was $116.4 million and $123.8 million, respectively, compared to the carrying value of $115.2 million and $125.0 million, respectively. The fair value of the senior subordinated notes at December 26, 2010 and December 27, 2009 was based on quoted market prices as of the last day of fiscal 2010 and fiscal 2009, respectively.

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

Use of Estimates. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; intangibles; valuation allowances for receivables; gift card breakage; inventories; deferred income tax assets; the fair value of debt; workers’ compensation and general liability insurance liabilities; and obligations related to employee benefits. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements.

     In January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU was effective beginning in fiscal 2010, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the 2011 fiscal year ends. This statement did not have a material impact on its consolidated financial statements.

In July 2010, the FASB issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. Existing disclosures are amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment of by class of financing receivables. The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This statement did not have a material impact on our consolidated financial statements, nor do we expect this statement to have a material impact on our consolidated financial statements in the future.

2. Discontinued Operations

During fiscal 2010, the Company closed 24 underperforming restaurants: 14 O’Charley’s restaurants and 10 Ninety Nine restaurants.  The decision to close these restaurants was the result of an extensive review of the Company’s restaurant portfolio that examined each restaurant’s recent and historical financial and operating performance, its position in the marketplace, and other operating considerations. Given the geographic location of certain restaurants and in accordance with relevant U.S. generally accepted accounting principles (“GAAP”), nine of these restaurants have been considered discontinued operations.  Charges for asset impairment and disposal, severance and other exit costs as well as the results of operations for these nine restaurants are shown net of tax in loss from discontinued operations, net, in the accompanying consolidated statements of operations. Due to the consideration of these nine restaurants as discontinued operations, prior year revenues and expenses have been revised in the accompanying consolidated statements of operations.

During fiscal 2010, the Company recorded a $7.6 million loss from discontinued operations, net of taxes, which includes $4.8 million from asset impairments, a $1.7 million net loss from operations and $1.1 million of exit and disposal costs, primarily severance and the present value of future lease obligations net of expected sublease income. During fiscal 2009, the Company recorded a $4.2 million loss from discontinued operations, net of taxes, which includes $2.9 million from asset impairments and a $1.3 million net loss from operations.  During fiscal 2008, the Company recorded a $5.0 million loss from discontinued operations, net of taxes, which includes $4.2 million from asset impairments and a $0.8 million net loss from operations. Total assets related to discontinued operations at December 26, 2010, were $3.1 million, of which $2.4 million are classified as assets held for sale. Total liabilities related to discontinued operations at December 26, 2010 were $1.5  million.

The results of discontinued operations were as follows (in thousands):

	2010	2009	2008
Revenues	$12,973	$14,566	$16,429
Loss before income taxes	$(7,640)	$(4,265)	$(5,254)
Income tax benefit	$(10)	$(107)	$(292)
Net Loss	$(7,630)	$(4,158)	$(4,962)

3. Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures,” (“FASB ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In the case of non-operating assets, fair value is determined by the estimated value of the asset less costs associated with the marketing and/or selling the asset.

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

Level 3                  Inputs that are unobservable for the asset.

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	Fair Value Measurement
Description	Level	2010	2009

Deferred compensation plan assets	1	$4,227	$4,644

The deferred compensation plan assets are comprised of various investment funds, which are valued based upon their quoted market prices.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized in the table below (in thousands):

	Fair Value Measurement at Reporting Date Using
	December 26, 2010 Carrying Value	Level 1	Level 2	Level 3	Total Losses

Long-lived assets held and used	$2,800	$—	$2,546	$254	$(10,770)
Long-lived assets held for sale	1,722	—	1,722	—	(5,536)
Total	$4,522	$—	$4,522	$254	$(16,306)

	Fair Value Measurement at Reporting Date Using
	December 27, 2009 Carrying Value	Level 1	Level 2	Level 3	Total Losses

Long-lived assets held and used	$4,087	$—	$3,575	$512	$(10,250)
Long-lived assets held for sale	1,128	—	1,128	—	(694)
Total	$5,215	$—	$4,703	$512	$(10,944)

During fiscal 2010, in accordance with FASB ASC 360, “Property, Plant, and Equipment,” long-lived assets held and used were written down to their fair value resulting in a loss of $10.8 million.  Of the $10.8 million shown in the table above for the year ended December 26, 2010, $8.5 million is included in impairment, disposal and restructuring charges, net, and $2.3 million is included in discontinued operations, net, on the consolidated statement of operations. In addition, during fiscal 2010, assets held for sale were written down to their fair value resulting in a loss of $5.5 million. Of the $5.5 million shown in the table above for the year ended December 26, 2010, $3.0 million is included in impairment, disposal and restructuring charges, net, and $2.5 million is included in discontinued operations, net, on the consolidated statement of operations.

During fiscal 2009, in accordance with FASB ASC 360, “Property, Plant, and Equipment,” long-lived assets held and used were written down to their fair value resulting in a loss of $10.3 million.  Of the $10.3 million shown in the table above for the year ended December 27, 2009  $7.4 million is included in impairment, disposal and restructuring charges, net, and $2.9 million is included in discontinued operations, net, on the consolidated statement of operations. In addition, during fiscal 2009, assets held for sale were written down to their fair value resulting in a loss of $0.7 million. The entire $0.7 million shown in the table above for the year ended December 27, 2009 is included in impairment, disposal and restructuring charges, net, on the consolidated statement of operations.

Level 2 fair values are based upon broker estimates of value of leasehold improvements and other residual assets, as well as broker listings and sales agreements.  In the case of assets held for sale, fair value is determined by the estimated sales value of the asset less costs associated with the marketing and/or selling the asset. Level 3 fair value is determined by projected future discounted cash flows for each restaurant location. The discount rate is the Company’s weighted average borrowing rate on outstanding debt during fiscal 2010 which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable based upon its plans for the restaurant. Long-lived assets held and used in the table above are restaurants that were impaired as a result of the Company’s quarterly impairment review and to a lesser extent certain of the fourth quarter closures.

4.	Intangible Assets

At December 26, 2010 and December 27, 2009, the Company had $25.9 million in indefinite-lived intangible assets shown on its consolidated balance sheets related primarily to the acquisition of Ninety Nine restaurants. The Company tests its intangible assets for potential impairment in accordance with FASB ASC 350 as part of its year-end process or when events or circumstances indicate there may be impairment. The Company completed a valuation of the intangibles as of December 26, 2010, the last day of fiscal 2010, and its valuation showed that the fair value of the intangible asset substantially exceeded its net book value and no impairment charge was needed.

5. Impairment and Disposal Charges

During 2010, the Company recorded total impairment, disposal and restructuring charges, net, of $15.0 million.  Included are impairment charges of $11.5 million on 16 O’Charley’s restaurants, seven Ninety Nine restaurants and three surplus properties.  Also included is $3.2 million for exit and disposal costs relating to the 2010 closures of seven O’Charley’s restaurants, five Ninety Nine restaurants and the Bellingham, MA distribution center.  The remaining $0.3 million relates to other net losses on asset disposals.  The excess carrying value of the restaurants was recorded as an impairment charge on the Company’s statement of operations.

Included in the $3.2 million of net exit and disposal costs is $4.3 million for the present value of remaining lease obligations, net of estimated sub-lease proceeds, and related severance costs expected to be paid for seven O’Charley’s closures, five Ninety Nine 2010 closures, and the Bellingham, MA, distribution center and related severance costs. The related lease termination dates range from 2011 to 2021. The difference between the $4.3 million of total exit and disposal costs and the $3.2 million of net exit and disposal costs recognized as an expense relates to the reversal of the remaining deferred straight-line rent obligations.

A reconciliation of the liability balance is summarized in the table below (in millions):

Exit and Disposal Liability
Balance, December 27, 2009	$—
Exit and Disposal Costs- Continuing Operations	4.3
Exit and Disposal Costs- Discontinued Operations	1.1
Payments	(0.6)
Balance, December 26, 2010	$4.8

  During 2009, the Company recorded total impairment, disposal and restructuring charges, net, of $8.4 million.  Included are impairment charges of $7.7 million on eight O’Charley’s restaurants, six Ninety Nine restaurants, and two Stoney River restaurants.  The remaining $0.7 million charge relates to restructuring costs related to the closing of the Company’s Bellingham, MA distribution facility and the sale of a non-core asset.

During 2008, the Company recorded total impairment, disposal and restructuring charges, net, of $12.8 million.  Included are impairment charges of $12.6 million on five O’Charley’s restaurants, eight Ninety Nine restaurants and two Stoney River restaurants. The remaining impaired restaurants have remained open.  In addition, the Company sold its airplane and incurred other immaterial charges. This impairment charge was partially offset by net gains on the disposal of assets of $0.4 million.

During fiscal year 2010, the Company sold assets held for sale with a combined net book value of $1.1 million for a minimal gain. During fiscal year 2009, the Company sold assets held for sale with a combined net book value of $1.6 million and recognized a loss of $37,000 on the sale of those assets. During fiscal year 2008, the Company sold assets held for sale with a combined net book value of $3.5 million and recognized a gain of $0.4 million on the sale of those assets.

During fiscal 2009, the Company completed the sale of its Ninety Nine distribution operations and received proceeds of $6.7 million net of $0.4 million of related restructuring charges for the sale of approximately $6.4 million of inventory and fixed assets with a net book value of $0.5 million.

The following table reconciles the impairment, disposal, and restructuring charges as presented on the Consolidated Statements of Operations to the total amount presented on the Consolidated Statement of Cash Flows:

	Fiscal Year End
	December 26,	December 27,	December 28,
	2010	2009	2008
	(in thousands)
Supply Chain Changes:
Impairments, exit and disposal costs	$1,349	$15	$24
Severance and retention costs, legal costs and transition costs	—	380	88
Total charges related to supply chain changes	1,349	395	112

Restaurant impairments, exit and disposal costs	13,094	7,332	12,629
Other impairments	437	695	540
Other disposals, net	118	15	(505)
Total impairment, disposal, and restructuring charges, net	14,998	8,437	12,776

Impairment, exit and disposal costs – discontinued operations	5,913	2,918	4,213
Impairment and supply chain changes paid or accrued	(364)	(380)	(112)
Other non-cash items	—	—	11
Total non-cash impairment, disposal and restructuring charges	$20,547	$10,975	$16,888

6. Share–Based Compensation

Total share-based compensation expense was $3.6 million, $4.5 million, and $5.9 million for fiscal 2010, 2009, and 2008, respectively. The Company’s net share-based compensation expense primarily consisted of expense associated with restricted (non-vested) stock awards and to a lesser extent expense associated with the Company’s employee share purchase plan and stock options.  On May 21, 2008, the Company adopted the 2008 Equity and Incentive Plan. As of such date, shares granted will be granted under this plan only.  Under this plan, the maximum aggregate number of shares that may be issued cannot exceed 1,500,000 shares; however options and restricted stock awards under this or certain prior plans, which terminate, expire unexercised, and are forfeited or cancelled, increase this share reserve.  As of December 26, 2010, there were approximately 1,287,368 remaining shares available for issuance pursuant to the 2008 Equity and Incentive Plan.

(a) Stock Options

The Company has various incentive stock option plans that provide for the grant of both statutory and non-statutory stock options to officers, key team members and nonemployee directors of the Company. Options are granted with exercise prices equal to the fair market value of common stock on the date of the grant, with various expiration dates from the date of the grant and with vesting dates at various times as previously determined by the board of directors.  The fair value of the Company’s stock options were estimated using the Black-Scholes-Merton option-pricing model.  As of December 26, 2010, the Company had approximately 883,000 unvested stock options outstanding of which approximately 830,000 are expected to vest.  As of December 26, 2010, the total compensation cost related to stock option awards not yet recognized was approximately $1.4 million and the weighted average period over which it is expected to be recognized is 1.3 years.  During fiscal years 2010, 2009, and 2008, the Company recorded approximately $838,000 $673,000, and $55,000, respectively, of share-based compensation related to stock options.  Stock option transactions during the year ended December 26, 2010 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options outstanding at December 27, 2009	2,317,660	$10.93	6.05	$4,286,833
Granted	212,500	6.55
Exercised	(5,745)	2.74
Forfeited	(566,264)	3.91
Expired	(257,065)	15.18
Options outstanding at December 26, 2010	1,701,086	$12.10	3.50	$2,987,647

Options vested and exercisable at December 26, 2010	818,395	$19.95	1.82	$96,682
Options unvested expected to vest at December 26, 2010	829,934	$4.77	4.97	$2,765,111

The fair value of options vested during fiscal 2010, 2009, and 2008 was approximately $372,000 $150,000, and $149,000, respectively. For the years ended December 26, 2010, and December 28, 2008, the intrinsic value of options exercised and tax benefit related to the exercise of stock options was insignificant. There were no stock options exercised during fiscal 2009.

For fiscal 2010, the Company issued 212,500 non-qualified stock options of which 150,000 vest ratably over three years, 7,500 vested immediately upon grant, 25,000 cliff vest after one year and the remaining cliff vest after three years. For fiscal 2009, the Company issued 1,336,000 non-qualified stock options of which the majority cliff vest after three years, while the remaining vest ratably over three years, and expire on February 10, 2015.  No options were granted in fiscal 2008. The following table reflects the weighted average assumptions utilized in the Black-Scholes-Merton option-pricing model to value stock options granted during the 2010 and 2009 fiscal years:

	2010	2009
Risk-free rate	1.2%	1.9%
Expected term (years)	3.9	5.1
Expected dividend yield	0.0%	0.0%
Volatility	88.5%	67.6%
Weighted-average Black-Scholes-Merton fair value per share at date of grant	$4.11	$2.57

The risk-free interest rate is based upon the rates on a non-coupon treasury bond released by the Federal Reserve. The expected term for options granted were derived using the Company’s historical data including post vest cancellations and expirations and calculating the weighted average time in which options were outstanding before being settled. The volatility assumptions were derived using a historical volatility method that synchronizes the historical period over which the volatility is calculated with the expected term using daily stock prices. During fiscal 2010 and 2009, the Company did not pay any dividends and does not plan to pay dividends in the near future.

(b) Restricted (Non-Vested) Stock Awards

During 2010, 2009, and 2008, the Company granted approximately 203,000, 148,000, and 524,000 shares of restricted stock, respectively, to certain members of senior management, the board of directors and other employees.  For fiscal 2010, the Company issued 203,020 shares of  time-based vesting restricted stock of which 40,000 cliff vest after four years, 86,020 cliff vest after one year and the remaining vest ratably over a three year period. For fiscal 2009, the Company issued time-based grants that vest ratably over periods ranging from one to three years and also issued a grant that was immediately vested. For fiscal 2008, the Company issued time-based grants that vest ratably over periods ranging from three to four years and performance-based grants that vest upon achievement of certain performance tests. The Company recognized net share-based compensation expense of approximately $643,000, $494,000, and $1,097,000 related to these restricted stock awards granted during fiscal 2010, 2009, and 2008, respectively.

The fair value of the restricted stock awards was determined by using the closing market price for the Company’s stock on the date of grant for each restricted stock award.
The following table sets forth the restricted stock activity during the year ended December 26, 2010:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Restricted Stock Awards outstanding at December 27, 2009	546,406	$11.73
Granted	203,020	7.85
Vested	(264,448)	12.03
Forfeited	(108,994)	11.67
Restricted Stock Awards outstanding at December 26, 2010	375,984	$9.45

During fiscal 2010, 2009, and 2008, the Company recognized share-based compensation expense for all restricted stock awards of approximately $2.6 million, $3.4 million, and $5.6 million, respectively.  As of December 26, 2010, the total compensation cost related to time-based restricted stock awards not yet recognized was approximately $3.6 million and the weighted average period over which it is expected to be recognized is 0.95 years. The fair value of shares vested during fiscal 2010, 2009, and 2008, was approximately $3.2 million, $6.6 million, and $4.5 million, respectively.  Included in the 375,984 restricted shares outstanding at December 26, 2010 are 7,604 performance-based restricted shares, which vest over four years based upon achievement of annual financial targets through 2011. Based upon the Company’s 2010 financial performance, the portion related to 2010 financial targets did not vest and accordingly the Company did not recognize any share-based compensation expense for such shares. Based upon the Company’s 2009 financial performance, 86 percent of the shares that relate to fiscal 2009 financial targets vested; therefore, the Company recognized approximately $131,500 of share-based compensation expense related to these shares in 2009. Based upon the Company’s 2008 financial performance, the portion related to 2008 financial targets did not vest and accordingly the Company did not recognized any share-based compensation expense related to these shares.

(c) Employee Stock Purchase Plan

The Company established the CHUX Ownership Plan for the purpose of providing an opportunity for eligible team members of the Company to become shareholders in the Company. On May 12, 2009, the Company’s shareholders approved an increase of 1,000,000 shares of common stock authorized for issuance under the CHUX ownership plan.  As a result, the Company has reserved 2,350,000 common shares for this plan. The CHUX Ownership Plan is intended to be an employee stock purchase plan which qualifies for favorable tax treatment under Section 423 of the Internal Revenue Code. The Plan allows participants to purchase common shares at 85 percent of the lower of 1) the closing market price per share of the Company’s common stock on the last trading date of the plan period or 2) the average of the closing market price of the Company’s common stock on the first and the last trading day of the plan period. Contributions of up to 15 percent of base salary are made by each participant through payroll deductions. As of December 26, 2010, there were approximately 932,714 shares available for grant under this plan.  During fiscal 2010, 2009, and 2008, the Company recorded pre-tax expense of approximately $121,000, $352,000, and $163,000, respectively, associated with this plan.

7. Asset Retirement Obligations

The Company has determined that it has obligations under certain of its restaurant leases. Specifically, the Company has the obligation to remove certain assets from its restaurants at the end of the lease term.  The following is a breakdown of the activity related to the retirement obligation for the years ended December 26, 2010, December 27, 2009 and December 28, 2008.

(in thousands)

Asset Retirement Obligation as of December 30, 2007	$679
Accretion expense on the present-valued liability	30
Property additions requiring recognition of a liability	6
Asset Retirement Obligation as of December 28, 2008	$715
Accretion expense on the present-valued liability	30
Property additions requiring recognition of a liability	1
Asset Retirement Obligation as of December 27, 2009	$746
Accretion expense on the present-valued liability	29
Property additions requiring recognition of a liability	—
Reversal for closed locations	(101)
Asset Retirement Obligation as of December 26, 2010	$674

In calculating the present value of the asset retirement obligation, the Company used the 10-year treasury yield plus the margin that the Company pays above LIBOR in its credit agreement. The 10-year treasury yield was 4.4 percent and the spread over LIBOR was 1.3 percent.

8. Property and Equipment

Property and equipment consist of the following:

	December 26,	December 27,
	2010	2009
	(in thousands)

Land and improvements	$69,342	$72,263
Buildings and improvements	141,742	145,876
Furniture, fixtures and equipment	285,831	289,921
Leasehold improvements	193,115	203,582
Equipment under capitalized leases	6,935	8,884
Property leased to others	—	1,004
Construction in progress	2,626	2,138
	699,592	723,668
Less accumulated depreciation and amortization	(379,580)	(356,818)
	$320,011	$366,850

Depreciation and amortization of property and equipment (including amounts classified as discontinued operations) was $42.5 million, $47.3 million, and $50.8 million for the years ended December 26, 2010, December 27, 2009, and December 28, 2008, respectively.

9. Assets Held for Sale

Assets held for sale consist of the following:

	December 26,	December 27,
	2010	2009
	(in thousands)

Land	$3,086	$1,308
Buildings and improvements	722	535
Other assets	1,039	94
	$4,847	$1,937

As of December 26, 2010, the amount shown in assets held for sale consisted of the assets related to four restaurants closed in the fourth quarter of 2010, five liquor licenses from restaurants closed in the fourth quarter of 2010, assets related to a site previously subleased which the Company no longer intends to sublease and assets related to a site the Company no longer plans to utilize.  The amount shown in assets held for sale on the consolidated balance sheet as of December 27, 2009 consisted of assets related to a site the Company no longer plans to utilize and one restaurant closed during the second quarter of fiscal 2009.

The Company ceases recognizing depreciation expense for all assets that are being held for sale.  During fiscal 2010, the Company sold a restaurant closed during fiscal 2009 with a net book value of $1.1 million for a minimal gain.  During fiscal 2009, the Company sold its aircraft. As a result, the Company received proceeds of $1.0 million and recorded no gain or loss on the transaction.

10. Other Assets

Other assets consist of the following:

	December 26,	December 27,
	2010	2009
	(in thousands)

Non-qualified deferred compensation plan asset	$3,660	$4,134
Liquor licenses	2,403	3,504
Prepaid interest and finance costs	3,769	3,692
Other assets	4,209	2,075
	$14,041	$13,405

The prepaid interest and finance costs shown above are associated with the Company’s debt and are amortized over the life of the loan.  As of December 26, 2010, the aggregate cost basis of the investments in the nonqualified deferred compensation plan, combined current and non-current, totaled $4.0 million and combined fair value totaled $4.2 million. As of December 27, 2009, the aggregate cost basis of the investments, combined current and non-current, totaled $5.4 million and combined fair value totaled $4.6 million

11. Accrued Expenses

Accrued expenses consist of the following:

	December 26,	December 27,
	2010	2009
	(in thousands)

Accrued insurance expenses	$12,124	$10,873
Accrued employee benefits	2,468	2,599
Accrued interest	1,998	2,159
Accrued utilities	2,675	2,818
Accrued legal	349	445
Accrued other expenses	4,700	2,552
	$24,314	$21,446

The amount for self-insured accrued insurance expenses shown above primarily includes liabilities for workers’ compensation, general liability, and liquor liability claims. Included in accrued employee benefits are liabilities associated with the Company’s self-insured health insurance programs. The total of the accrued self-insured health insurance liabilities at December 26, 2010 and December 27, 2009 was $2.1 million and $2.2 million, respectively. Included in accrued other expenses as of December 26, 2010, is $1.7 million of accrued exit and disposal costs relating to the future lease obligations of closed restaurants and the Bellingham, MA distribution center.

12. Long-Term Debt

Long-term debt consists of the following:
	December 26,	December 27,
	2010	2009
	(in thousands)

9% senior subordinated notes due 2013	$115,205	$125,000
Financing arrangements	142	320
Note payable to Stoney River Managing Partners	208	352
Secured mortgage note payable	—	17
	$115,555	$125,689
Fair value adjustments on hedged debt	1,894	2,770
Less current portion of long-term debt	(285)	(338)
Long-term debt, less current portion	$117,164	$128,121

The annual maturities of long-term debt, as of December 26, 2010 are approximately: $285,000 in 2011; $65,000 in 2012 and $115,205,000 in 2013.

(a) 9% Senior Subordinated Notes

In the fourth quarter of 2003, the Company amended and restated its Credit Agreement and issued $125 million aggregate principal amount of notes. The proceeds from the notes were used to pay off a term loan and to repay a portion of the credit loan under the Company’s bank credit facility. Interest on the notes accrues at the stated rate of nine percent and is payable semi-annually on May 1 and November 1 of each year. The notes mature on November 1, 2013. The notes are unsecured, senior subordinated obligations and rank junior in right of payment to all of the Company’s existing and future senior debt (as defined in the indenture governing the notes).  The notes include events of default related to defaults of other indebtedness with a principal amount of $10.0 million or greater. During the first quarter of 2010, the Company repurchased $9.8 million of these notes due 2013, resulting in a loss on early extinguishment of debt of $0.2 million, which is included in interest expense, net. The notes may be redeemed by the Company, subject to restrictions of the Company’s credit facility, at 101.5 percent of face value.

Through December 2008, the Company had in place interest rate swaps which served as hedges of the variability of the fair value of $100.0 million of the $125.0 million of senior subordinated notes. In December 2008, the counterparties to the Company’s swap agreements exercised their right to exit the agreement in exchange for a $3.5 million payment of the remaining swap value.  The $3.5 million was recorded as a component of long-term debt and is being amortized over the life of the senior subordinated notes as a reduction to interest expense and is $1.9 million at December 26, 2010. At December 26, 2010, and December 27, 2009, the Company had no derivative instruments.

(b) Credit Facility

On January 26, 2010, the Company entered into its Third Amended and Restated Credit Agreement (the “Credit Agreement”), which amended its previous credit agreement. The maximum borrowing capacity under the Credit Agreement was reduced from $83 million (originally scheduled to be reduced to $65 million on April 18, 2010) to $45 million. The prior credit agreement had participation from nine banks, while the current credit agreement has participation from three banks. The maximum adjusted leverage ratio was reduced from 5.50 to 5.25. The definitions of adjusted leverage ratio and senior secured ratio were changed, and capital expenditures for expansion (as defined by the Credit Agreement) were 15 percent of EBITDA in 2010 and are limited to 30 percent of EBITDA in subsequent years. Under the Credit Agreement, the Company is permitted to repurchase its 9% Senior Subordinated Notes due in 2013, subject to certain limitations. The Credit Agreement also reduced the number of company-owned restaurants subject to collateral mortgages from 88 to 47. The Credit Agreement also “reset” the restricted payments basket for dividends and bond repurchases; however, such payments are currently restricted by the bond indenture governing the Company’s senior notes due in 2013. The Credit Agreement also permits sale-leaseback transactions, subject to certain limitations. At December 26, 2010, the Company had no amounts outstanding on its revolving credit facility and $12.5 million outstanding letters of credit, which reduced its available capacity under the Credit Agreement to $32.5 million.

The Credit Agreement includes certain customary representations and warranties, negative covenants and events of default. It requires the Company to comply with certain financial covenants. The Company was in compliance with such covenants at December 26, 2010.

(c) Financing Arrangements

On August 21, 2008, the Company entered into three unsecured finance agreements relating to technology related maintenance.  The financing agreements bear interest at 4.25 percent and are payable in monthly installments, including interest, through October 2011.

(d) Note Payable to Stoney River Managing Partners

During fiscal 2008, 2007 and 2006, the Company purchased minority interests of four Stoney River restaurants in which the managing partner held an interest.  At December 26, 2010, the Company owes approximately $208,000 that bears interest at approximately 4.8 percent and is payable in annual installments during 2011 and 2012.

13. Other Liabilities

Other liabilities consist of the following:

	December 26,	December 27,
	2010	2009
	(in thousands)

Deferred gain on sale leaseback transactions	$13,613	$14,669
Deferred rent	19,160	21,111
Nonqualified deferred compensation plan liability	3,660	4,134
Liability for uncertain tax positions	936	3,290
Other long-term liabilities	9,484	5,629
	$46,853	$48,833

The Company recognized a gain of $16.9 million on the sale and leaseback transactions completed during 2003 and a $4.5 million gain on the transaction completed in 2004. These gains are being deferred and amortized over the 20-year term of the leases that were entered into in conjunction with the transactions. Included in other long-term liabilities as of December 26, 2010, is $3.1 million of accrued exit and disposal costs relating to the future lease obligations of closed restaurants and the Bellingham, MA distribution center.

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

In addition, the Company has four separate lease agreements that cover lease arrangements for an aggregate of 30 of its Ninety Nine restaurants, each of which contains a minimum fixed charge covenant calculation. Each of the four restaurant groups are subject to a minimum annual fixed charge coverage ratio of 1.50 to 1.00. During fiscal year 2010, each of the four groups exceeded the 1.50 to 1.00 minimum.

As of December 26, 2010 and December 27, 2009, $1.3 million and $2.9 million, respectively, of net book value of the Company’s property and equipment were under capitalized lease obligations. The assets under capital lease obligations primarily relate to restaurant furniture and fixtures and equipment.  Interest rates on capitalized lease obligations range from 3.8 percent to 7.6 percent.

Future minimum lease payments at December 26, 2010 are as follows:

	Capitalized
	Equipment	Operating
	Leases	Leases
	(in thousands)

2011	$1,458	$33,224
2012	—	32,651
2013	—	31,645
2014	—	29,757
2015	—	27,032
Thereafter	—	120,810
Total minimum lease payments	$1,458	$275,119
Less amount representing interest	(33)
Net minimum lease payments	1,425
Less current portion	1,425
Capitalized lease obligations, net of current portion	$—

Rent expense for operating leases is as follows:

	2010	2009	2008
	(in thousands)
Minimum rentals	$31,585	$31,389	$31,328
Contingent rentals	188	238	286
	$31,773	$31,627	$31,614

15. Income Taxes

The total income tax expense (benefit) for each respective year is as follows:

	2010	2009	2008
	(in thousands)
Income tax (benefit) expense attributable to:
Loss from continuing operations	$(1,849)	$2,254	$15,115
Loss from discontinued operations	(10)	(106)	(292)
Shareholders’ equity, tax benefit derived from non-qualified stock
options exercised	—	—	(177)
Total income tax (benefit) expense	$(1,859)	$2,148	$14,646

  Income tax (benefit) expense related to loss before income taxes for each respective year is as follows:

	2010	2009	2008
	(in thousands)
Current	$(4,332)	$2,892	$(7,758)
Deferred	2,483	(638)	22,873
Income tax (benefit) expense from continuing operations	$(1,849)	$2,254	$15,115
Income tax benefit from discontinued operations	$(10)	$(106)	$(292)

Income tax expense attributable to loss from continuing operations before income taxes differs from the amounts computed by applying the applicable U.S. federal income tax rate to pretax (loss) earnings as a result of the following:

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes due to:
State income taxes, net of federal tax benefit	0.4	(80.2)	(1.0)
Tax credits, primarily FICA tip credits	17.2	583.8	4.3
Stock compensation expense	(1.2)	(217.2)	(0.6)
Valuation allowance	(54.7)	(545.4)	(52.6)
Other	9.7	(22.9)	1.5
	6.4%	(246.9)%	(13.4)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at each of the respective year ends are as follows:

	December 26,	December 27,
	2010	2009
	(in thousands)
Deferred tax assets:
Workers’ compensation, general liability, and employee health insurance accruals	$4,821	$4,023
Accrued compensation	3,749	4,333
Restricted stock	1,133	1,046
Asset impairment and exit cost	19,601	12,640
Property and equipment, principally due to differences in depreciation and amortization	7,690	4,963
Tax credits, primarily FICA tip credits	30,783	21,364
Federal net operating loss and state carry-forwards	5,440	4,052
Goodwill	17,696	20,331
Other	1,165	2,469
Total gross deferred tax assets	92,078	75,221
Deferred tax asset valuation allowance	(90,887)	(72,263)
Total net deferred tax assets	1,191	2,958
Deferred tax liabilities:
Trademark intangible	5,251	4,535
Total gross deferred tax liabilities	5,251	4,535
Net deferred tax liability	$(4,060)	$(1,577)

The net deferred tax liabilities are classified as follows:

	2010	2009
	(in thousands)

Deferred income taxes, non-current liability	$(4,034)	$(1,386)
Deferred income taxes, current liability	(26)	(191)
	$(4,060)	$(1,577)

The Company has gross state net operating loss carry-forwards of $123.8 million to reduce future tax liabilities, which begin to expire at various times starting in 2010, and federal general business tax credits of $30.8 million which begin to expire at various times starting in 2025, and federal net operating losses of $0.8 million which expires in 2025.

The Company has established a valuation allowance of $90.9 million as of December 26, 2010 and $72.3 million as of December 27, 2009 to reduce deferred tax assets to the amount that is more likely than not to be realized which includes substantially all deferred tax assets. The change in the deferred tax valuation allowance was $18.6 million in 2010, $6.5 million in 2009 and $65.8 million in 2008. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Under FASB ASC 740, the Company is required to assess whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the goodwill impairment charge in 2008 and the current year loss, the Company has a three-year cumulative pre-tax loss. A cumulative pre-tax loss is given more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. Therefore, the Company has established a valuation allowance against all deferred tax assets, with the exception of $1.2 million and $3.0 million for 2010 and 2009, respectively, relating to  federal and state net operating loss carryovers expected to be realized. The deferred tax valuation allowance may be released in future years when management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized.  To form a conclusion that some or all of the deferred tax assets will be realized, the Company will need to periodically evaluate all available evidence, such as whether future taxable income and reversal of temporary differences provides sufficient positive evidence to offset any potential negative evidence that may exist at such time, including the Company’s three-year cumulative pre-tax loss. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released.

The Company has a $1.3 million, net liability recorded as of December 26, 2010 and $3.3 million, net liability recorded for December 27, 2009 for uncertain tax positions.  As of December 26, 2010, the total amount of unrecognized tax positions that, if recognized, would affect the effective tax rate is $0.6 million compared to $0.8 for fiscal 2009.  The Company believes that $0.6 million of tax positions will be settled within twelve months of the year ended December 26, 2010 as a result of a change in method of accounting the Company filed during 2010.  The tax years 2006 to 2010 remain open to examination by major taxing jurisdictions.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 26, 2010, December 27, 2009 and December 28, 2008. The tabular reconciliation is shown without interest and is adjusted for uncertain tax positions included in state net operating losses.  The amount of interest liability is $0.2 million, $0.5 million and $0.7 million and the adjustment for state net operating losses is $0.6 million, $0.6 million and $0.8 million for fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively.

	2010	2009	2008
	(in thousands)
Beginning balance	$3,355	$3,398	$8,364
Gross prior year increases	271	82	463
Gross prior year decreases	(1,521)	(1,033)	(5,999)
Gross current year increases	420	1,732	1,176
Settlements	(126)	(21)	(162)
Lapse of statute of limitations	(706)	(803)	(444)
Ending balance	$1,693	$3,355	$3,398

16. Shareholders’ Equity

During 2008, the Company paid a dividend of $0.06 per share during the first, second and third quarters to its shareholders.  Total dividends of $3.9 million were recorded in 2008 as a reduction to retained earnings.  As of December 26, 2010, the Company had repurchased approximately 4.0 million shares of its common stock on the open market for $54.8 million, which has been recorded as a reduction to common stock.  The Company’s repurchase price average was $13.57 per share. Pursuant to the Credit Agreement, the Company was prohibited from issuing dividends and repurchasing stock during fiscal 2009 and fiscal 2010.

The Company’s charter authorizes 100,000 shares of preferred stock which the board of directors may, without shareholder approval, issue with voting or conversion rights upon the occurrence of certain events. At December 26, 2010, no preferred shares had been issued.

17. Loss per Share and Weighted Average Shares

The following is a reconciliation of the Company’s basic and diluted loss per share calculation. As the Company incurred a net loss in fiscal 2010, 2009 and 2008, the weighted average common shares outstanding used in the determination of the fiscal 2010, 2009 and 2008 basic loss per common share is used for the diluted loss per common share as well.

	2010	2009	2008
(in thousands, except per share data)

Loss from Continuing Operations	$(27,285)	$(3,167)	$(127,535)
Loss from Discontinued Operations, Net	(7,630)	(4,158)	(4,962)
Net Loss	$(34,915)	$(7,325)	$(132,497)

Weighted average basic and diluted common shares outstanding	21,211	20,826	20,898

Net Loss Attributable to Common Shareholders – basic and diluted:
Loss from Continuing Operations	$(1.29)	$(0.15)	$(6.10)
Loss from Discontinued Operations, Net	(0.36)	(0.20)	(0.24)
Net Loss Attributable to Common Shareholders	$(1.65)	$(0.35)	$(6.34)

Options for 1.7 million, 2.3 million, and 1.2 million shares were excluded from the 2010, 2009, and 2008 diluted weighted average share calculations, respectively, due to these shares being anti-dilutive. In addition, restricted stock awards for 0.4 million, 0.6 million, and 0.9 million shares were excluded from the 2010, 2009, and 2008 diluted weighted average shares calculations, respectively, due to these shares being anti-dilutive.

18. Team Member Benefit Plans

The Company maintains a 401(k) salary reduction and profit-sharing plan (the “Plan”). Under the Plan, team members can make contributions, subject to an annual statutory limit, of the lesser of 60 percent of their annual compensation or $16,500. The Company contributes annually to the Plan an amount equal to 50 percent of team member contributions up to 3 percent of the team member’s annual compensation, subject to certain limitations. Company contributions vest at the rate of 25 percent each year beginning after the team member’s initial year of employment. Additional employer contributions over the initial contribution are made at the discretion of the board of directors. Company contributions were approximately $815,000 in fiscal 2010, $957,000 in fiscal 2009, and $1,026,000 in fiscal 2008.

The Company maintains a deferred compensation plan for a select group of management team members to provide supplemental retirement income benefits through deferrals of salary and bonus. Participants in this plan can contribute, on a pre-tax basis, up to 50 percent of their base pay and 100 percent of their annual performance bonuses. The Company contributes annually to this plan an amount equal to a matching formula of each participant’s deferrals. Company contributions were approximately $300,000 for fiscal 2010, $329,000 for fiscal 2009, and $502,000 for fiscal 2008. The amount of the deferred compensation plan liability, payable to the participants at December 26, 2010 and December 27, 2009, was approximately $4,227,000 and $4,644,000, respectively, and is recorded in accrued expenses and other liabilities and other assets (current and long-term) on the consolidated balance sheets as of December 26, 2010 and December 27, 2009.

19. Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information is as follows:

	2010	2009	2008
	(in thousands)

Cash paid for interest (1)	$11,673	$8,567	$11,341
Income taxes paid (refunded), net	(496)	500	(2,519)
Other non-cash transactions:
Transfer of assets between assets held-for-sale and property and equipment, net	3,452	2,056	3,308
Change in fair value of hedged debt	(876)	(718)	2,298
Financed maintenance agreements	—	—	531
Additions to capitalized lease obligations	$—	$—	$479

(1)	Cash paid for interest in 2009 is net of the $3.5 million received for termination of the swap agreement. (See Note 12)

20. Litigation and Contingencies

On September 30, 2010, a jury in the matter of Evelyn Y. Davis v. O’Charley’s, Inc. in Mobile County, Alabama Circuit Court, Civil Action No. 2008-900315, rendered a verdict in favor of the plaintiff, awarding damages in the amount of approximately $1.8 million.  The plaintiff in this matter alleged claims relating to injury suffered from a “slip and fall” at one of our O’Charley’s restaurants.  The judgment is subject to appeal.  We maintain insurance to cover these types of claims, subject to a self-insured retention of $250,000.  Based on the information currently available, and taking into account the uncertainty of litigation, the December 26, 2010 consolidated balance sheet reflects the amount awarded and the related expected insurance recovery should such liability be confirmed. Such amounts are included in “Other Liabilities” and “Other Assets,” respectively.  The Company intends to appeal the judgment and believes that it has valid coverage under its insurance policies for amounts in excess of its self-insured retention.   There can be no assurance, however, that the Company will be successful in its appeal of the judgment.

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

The Company does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal year which may adversely affect its results of operations, or on occasion, receive settlements that favorably affect its results of operations.

21. Franchising Arrangements

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

O’Candall Group, Inc.

On May 18, 2005, the Company entered into a Development Agreement with O’Candall Group, Inc. and Sam Covelli. Under the terms of the agreement, O’Candall Group, Inc. and/or certain of its affiliates have the right to develop and operate up to 50 new O’Charley’s restaurants by 2013.  As of December 26, 2010, the franchisee had opened five O’Charley’s restaurants. The initial development plans are expected to focus on the Tampa, Florida, Orlando, Florida, Western Pennsylvania, Northwest West Virginia and Northern Ohio markets.

Pursuant to the arrangement, the development fees for the franchisee are $50,000 for the initial restaurants and $25,000 each for the remaining restaurants in each of its five granted areas. The franchisee was required to pay $500,000 in development fees at the closing of the agreement, which represents a portion of the fees associated with the 50 restaurants agreed upon. The Company did not recognize any development fee income in fiscal 2010 as no new restaurants were opened. The Company recognized income of $100,000 in development fees in fiscal 2009 for the opening of two restaurants and $50,000 in development fees in fiscal 2008 related to the opening of one franchised restaurant.

Meritage

On December 30, 2003, the Company entered into a multi-unit franchise agreement with a franchisee, Meritage Hospitality Group, Inc. to develop and operate O’Charley’s restaurants in Michigan. Since entering into the agreement, the franchisee has opened five O’Charley’s restaurants and closed two O’Charley’s restaurants resulting in three open restaurants as of December 26, 2010. On July 29, 2010, the Company entered into a termination and release agreement terminating the development agreement with Meritage. Previously paid fees for future development of $125,000 were forfeited by Meritage and recognized as franchise revenue during fiscal 2010.

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

22. Quarterly Financial and Restaurant Operating Data (Unaudited)

The following is a summary of certain quarterly results of operations data for each of the last two fiscal years. Revenues and earnings (loss) from operations in the table below pertain only to those locations included in our continuing operations.

	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
	(dollars in thousands, except per share data)
2010
Revenues	$267,100	$190,917	$188,642	$183,450
Earnings (loss) from operations	$3,231	$(237)	$(5,163)	$(15,160)
Net Loss	$(4,344)	$(2,523)	$(7,438)	$(20,610)
Net Loss per share(5):
Basic	$(0.21)	$(0.12)	$(0.35)	$(0.97)
Diluted	$(0.21)	$(0.12)	$(0.35)	$(0.97)
Company-owned restaurants in operation, end of quarter	358	358	357	338

2009
Revenues	$286,638	$202,733	$190,931	$185,971
Earnings (loss) from operations	$12,166	$5,451	$687	$(7,657)
Net earnings (loss)	$7,141	$2,894	$(2,146)	$(15,215)
Net Loss per share(5):
Basic	$0.34	$0.14	$(0.10)	$(0.72)
Diluted	$0.34	$0.14	$(0.10)	$(0.72)
Company-owned restaurants in operation, end of quarter	359	359	361	362

(1)
During the first quarter of 2010, the Company recorded impairment and disposal charges of $3.2 million, of which $2.5 million is related to the impairment of two O’Charley’s restaurants. The remaining $0.6 million represented exit and disposal costs associated with lease obligations at closed restaurants and other minor impairments.  During the first quarter of 2009, the Company recorded additional impairment charges related to its airplane of $0.3 million that was later sold during fiscal 2009.

(2)
During the second quarter of 2010, the Company recorded impairment and disposal charges of $0.1 million which represented insurance deductibles related to flood damage at the Company’s Clarksville, Tennessee location. During the second quarter of 2009, the Company recorded impairment charges with respect to three O’Charley’s restaurants and other minor impairments resulting in impairment changes of $1.5 million.

(3)
During the third quarter of 2010, the Company recorded impairment and disposal charges of $2.5 million. This amount related to the impairment of four O’Charley’s restaurants, and other minor impairments.  During the third quarter of 2009, the Company recorded impairment charges of $0.3 million for one O’Charley’s restaurant, charges related to the closing of our Bellingham, MA distribution facility and other minor impairment charges of $0.1 million.

(4)
During the fourth quarter of 2010, the Company recorded impairment and disposal charges of $9.2 million. $6.4 million of this amount related to ten O’Charley’s restaurants, seven Ninety Nine restaurants and three surplus properties. In addition, $2.8 million of exit and disposal costs were incurred due to the closing of nine restaurants and future lease obligations for the Bellingham, MA distribution center.  During the fourth quarter of 2009, the Company recorded impairment charges of $6.3 million with respect to four O’Charley’s restaurants, six Ninety Nine restaurants and two Stoney River restaurants.

During the fiscal quarter ended December 26, 2010, the Company closed 19 underperforming restaurants, of which nine have been classified as discontinued operations. The results of operations for the quarter ended December 26, 2010, includes a charge of $4.2 million, net of taxes, or $0.20 per basic and diluted share, related to the closure of these nine restaurants.

(5)	Quarterly earnings (loss) per share calculations may not add to reported year-to-date earnings (loss) per share due to share repurchases and other changes in weighted shares outstanding.

23. Commitments

The Company has purchase commitments with various vendors through 2015. These purchase obligations are primarily food obligations with fixed commitments in regards to the time period of the contract with annual price adjustments that can fluctuate and a fixed beverage contract with an annual price adjustment. In situations where the price is based on market prices, the Company used the existing market prices at December 26, 2010 to determine the amount of the obligation.

The following table sets forth our contractual obligation at December 26, 2010 (in thousands):

Payments Due by Period
		Less			More
		than			Than
	Total	1 Yr	1-3 Yrs	3-5 Yrs	5 Years

Unconditional purchase obligations	$286,342	$146,081	$112,830	$27,431	$—

24. Supplementary Condensed Consolidating Financial Information of Subsidiary Guarantors

In the fourth quarter of 2003, the Company issued $125 million aggregate principal amount of 9 percent senior subordinated notes due 2013. The obligations of the Company under the senior subordinated notes are guaranteed by all of the Company’s subsidiaries, with the exception of certain minor subsidiaries. The guarantees are made on a joint and several basis. The claims of creditors of the non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries. Presented below is supplementary condensed consolidating financial information for the Company and the subsidiary guarantors as of December 26, 2010 and December 27, 2009 and for each of the fiscal years in the three-year period ended December 26, 2010.

Consolidating Balance Sheet
As of December 26, 2010

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$1,744	$27,949	$—	$29,693
Trade accounts receivable, less allowance for doubtful
accounts	6,659	8,490	(218)	14,931
Intercompany (payable) receivable	(277,713)	247,227	30,486	—
Inventories	4,045	5,026	—	9,071
Assets held for sale	3,828	1,019	—	4,847
Other current assets	1,733	2,468	—	4,201
Total current (liabilities) assets	(259,704)	292,179	30,268	62,743
Property and equipment, net	226,929	93,082	—	320,011
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	210,649	29,624	(226,232)	14,041
Total Assets (Liabilities)	$177,899	$440,806	$(195,964)	$422,741

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$7,502	$80	$629	$8,211
Accrued payroll and related expenses	10,630	4,009	—	14,639
Accrued expenses	17,708	6,824	(218)	24,314
Deferred revenue	—	18,213	(629)	17,584
Federal, state and local taxes (receivable) payable	(14,382)	24,380	—	9,998
Current portion of long-term debt and capitalized lease obligations	1,567	143	—	1,710
Total current liabilities	23,025	53,649	(218)	76,456
Deferred income taxes	4,034	—	—	4,034
Other liabilities	25,901	20,852	100	46,853
Long-term debt, less current portion	141,613	207	(24,656)	117,164
Shareholders’ Equity (Deficit):
Common stock	123,171	343,431	(301,055)	165,547
(Accumulated deficit) retained earnings	(139,845)	22,667	129,865	12,687
Total shareholders’ equity (deficit)	(16,674)	366,098	(171,190)	178,234
Total Liabilities and Shareholders’ Equity (Deficit)	$177,899	$440,806	$(195,964)	$422,741

Consolidating Balance Sheet
As of December 27, 2009

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
ASSETS
Current Assets (Liabilities):
Cash and cash equivalents	$2,127	$19,753	$—	$21,880
Trade accounts receivable, less allowance for doubtful
accounts	8,280	9,139	(210)	17,209
Intercompany (payable) receivable	(257,253)	226,774	30,479	—
Inventories	4,663	5,931	—	10,594
Assets held for sale	809	1,128	—	1,937
Other current assets	1,961	2,462	11	4,434
Total current (liabilities) assets	(239,413)	265,187	30,280	56,054
Property and equipment, net	256,799	110,051	—	366,850
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	208,619	30,042	(225,256)	13,405
Total Assets (Liabilities)	$226,030	$431,201	$(194,976)	$462,255

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$4,484	$(12)	$629	$5,101
Accrued payroll and related expenses	12,052	3,992	—	16,044
Accrued expenses	16,287	5,365	(206)	21,446
Deferred revenue	—	18,598	(629)	17,969
Federal, state and local taxes (receivable) payable	(14,234)	24,693	—	10,459
Current portion of long-term debt and capitalized lease Obligations	1,835	144	—	1,979
Total current liabilities	20,424	52,780	(206)	72,998
Deferred income taxes	1,386	—	—	1,386
Other liabilities	28,234	20,499	100	48,833
Long-term debt, less current portion	151,272	528	(23,679)	128,121
Capitalized lease obligations, less current portion	1,548	250	—	1,798
Shareholders’ Equity (Deficit):
Common stock	119,138	343,431	(301,055)	161,514
(Accumulated deficit) retained earnings	(95,972)	13,713	129,864	47,605
Total shareholders’ equity (deficit)	23,166	357,144	(171,191)	209,119
Total Liabilities and Shareholders’ Equity (Deficit)	$226,030	$431,201	$(194,976)	$462,255

 Consolidating Statement of Operations
For the Year Ended December 26, 2010

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Revenues:
Restaurant sales	$472,718	$342,587	$13,677	$828,982
Franchise and other revenue	888	239	—	1,127
	473,606	342,826	13,677	830,109
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	141,243	101,360	4,955	247,558
Payroll and benefits	177,019	124,379	(7,769)	293,629
Restaurant operating costs	94,317	66,463	14,245	175,025
Cost of restaurant sales, exclusive of	412,579	292,202	11,431	716,212
depreciation and amortization shown
separately below

Advertising and marketing expenses	—	34,523	132	34,655
General and administrative expenses	5,953	34,281	(760)	39,474
Depreciation and amortization of property and equipment	23,490	18,109	494	42,093
Impairment, disposal and restructuring charges, net	10,084	4,914	—	14,998
Pre-opening costs	—	7	—	7
	452,106	384,036	11,297	847,439
Income (Loss) from Operations	21,500	(41,210)	2,380	(17,330)
Other Expense (Income):
Interest expense, net	13,513	(1,701)	—	11,812
Other, net	49,582	(49,590)	—	(8)
	63,095	(51,291)	—	11,804
(Loss) Earnings from Continuing Operations Before
Income Taxes	(41,595)	10,081	2,380	(29,134)
Income Tax Expense (Benefit)	(1,802)	(47)	—	(1,849)

(Loss) Earnings from Continuing Operations	(39,793)	10,128	2,380	(27,285)
(Loss) Earnings from Discontinued Operations, net	(4,073)	(3,557)	—	(7,630)
Net (Loss) Earnings	$(43,866)	$6,571	$2,380	$(34,915)

Consolidating Statement of Operations
For the Year Ended December 27, 2009

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated

Revenues:

Restaurant sales	$493,362	$352,514	$19,466	$865,342
Commissary sales	—	50,854	(50,854)	—
Franchise and other revenue	982	167	(218)	931
	494,344	403,535	(31,606)	866,273
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	143,030	103,193	5,984	252,207
Payroll and benefits	183,158	128,473	(6,213)	305,418
Restaurant operating costs	89,954	66,117	15,859	171,930
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	416,142	297,783	15,630	729,555

Cost of commissary sales	—	49,795	(49,795)	—
Advertising and marketing expenses	—	31,979	255	32,234
General and administrative expenses	5,254	34,455	(1,366)	38,343
Depreciation and amortization of property and equipment	26,664	19,051	745	46,460
Impairment, disposal and restructuring charges, net	3,504	4,553	380	8,437
Pre-opening costs	1	596	—	597
	451,565	438,212	(34,151)	855,626
Income (Loss) from Operations	42,779	(34,677)	2,545	10,647
Other Expense (Income):
Interest expense, net	12,882	(1,631)	377	11,628
Other, net	(68)	—	—	(68)
	12,814	(1,631)	377	11,560
(Loss) Earnings from Continuing Operations Before
Income Taxes	29,965	(33,046)	2,168	(913)
Income Tax Expense (Benefit)	2,197	57	—	2,254

(Loss) Earnings from Continuing Operations	27,768	(33,103)	2,168	(3,167)
(Loss) Earnings from Discontinued Operations, net	(244)	(3,914)	—	(4,158)
Net Earnings (Loss)	$27,524	$(37,017)	$2,168	$(7,325)

Consolidating Statement of Operations
For the Year Ended December 28, 2008

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Revenues:

Restaurant sales	$515,083	$374,312	$24,493	$913,888
Commissary sales	—	85,234	(85,234)	—
Franchise and other revenue	996	157	(310)	843
	516,079	459,703	(61,051)	914,731
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	151,080	110,989	8,801	270,870
Payroll and benefits	189,079	135,815	(5,642)	319,252
Restaurant operating costs	96,025	70,336	18,017	184,378
Cost of restaurant sales, exclusive of depreciation and amortization shown separately below	436,184	317,140	21,176	774,500

Cost of commissary sales	—	85,047	(85,047)	—
Advertising and marketing expenses	—	33,385	368	33,753
General and administrative expenses	6,554	38,902	(1,164)	44,292
Depreciation and amortization of property and equipment	28,809	19,820	914	49,543
Impairment, disposal and restructuring charges, net	3,772	6,619	2,385	12,776
Goodwill impairment	—	93,656	—	93,656
Pre-opening costs	2,181	1,474	—	3,655
	477,500	596,043	(61,368)	1,012,175
Income (Loss) from Operations	38,579	(136,340)	317	(97,444)
Other Expense (Income):
Interest expense, net	18,258	(3,965)	673	14,966
Other, net	10	—	—	10
	18,268	(3,965)	673	14,976
(Loss) Earnings from Continuing Operations Before
Income Taxes	20,311	(132,375)	(356)	(112,420)
Income Tax Expense (Benefit)	15,464	(349)	—	15,115

(Loss) Earnings from Continuing Operations	4,847	(132,026)	(356)	(127,535)
(Loss) Earnings from Discontinued Operations, net	(945)	(4,017)	—	(4,962)
Net Earnings (Loss)	$3,902	$(136,043)	$(356)	$(132,497)

Consolidating Statement of Cash Flows
For the Year Ended December 26, 2010

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net earnings (loss)	$(43,869)	$6,573	$2,381	$(34,915)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	23,667	18,334	494	42,495
Amortization of debt issuance costs, net	728	—	—	728
Deferred income taxes and other income tax related items	2,484	—	—	2,484
Share-based compensation	3,584	—	—	3,584
Loss on early extinguishment of debt	198	—	—	198
Amortization of deferred gain on sale-leasebacks	(1,056)	—	—	(1,056)
Loss on the sale of assets	114	68	—	182
Non-cash impairment, disposal and restructuring charges, net	13,264	7,283	—	20,547
Changes in assets and liabilities:
Trade accounts and other receivables	1,970	649	8	2,627
Inventories	524	794	—	1,318
Other current assets	217	(15)	10	212
Trade accounts payable	3,018	92	—	3,110
Deferred revenue	—	(385)	—	(385)
Accrued payroll, accrued expenses, and federal, state,
and local taxes	(3,129)	1,162	(11)	(1,978)
Other long-term assets and liabilities	(5,211)	799	976	(3,436)
Net cash provided by (used in) operating activities	(3,497)	35,354	3,858	35,715
Cash Flows from Investing Activities:
Additions to property and equipment	(9,395)	(5,975)	(75)	(15,445)
Proceeds from the sale of assets	7	1,130	—	1,137
Other, net	(13)	—	—	(13)
Net cash (used in) provided by investing activities	(9,401)	(4,845)	(75)	(14,321)
Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(2,352)	—	—	(2,352)
Repurchase of senior notes	(9,993)	—	—	(9,993)
Dividends paid	(3)	—	—	(3)
Proceeds from the exercise of stock options and issuances under
stock purchase plan	745	—	—	745
Excess tax benefit from share-based payments	11	—	—	11
Shares tendered and retired for minimum tax withholding	(307)	—	—	(307)
Debt issuance costs	(1,682)	—	—	(1,682)
Net cash used in financing activities	(13,581)	—	—	(13,581)
(Decrease) increase in cash and cash equivalents	(26,479)	30,509	3,783	7,813
Cash and cash equivalents at beginning of the year	2,127	19,753	—	21,880
Cash and cash equivalents at end of the year	$(24,352)	$50,262	$3,783	$29,693

Consolidating Statement of Cash Flows
For the Year Ended December 27, 2009

	Parent Company	Subsidiary Guarantors	Minor Subsidiaries and Consolidating Adjustments	Consolidated
	(in thousands)
Cash Flows from Operating Activities:
Net earnings (loss)	$27,524	$(37,015)	$2,166	$(7,325)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	27,030	19,508	745	47,283
Amortization of debt issuance costs and swap termination	282	—	—	282
payments, net
Deferred income taxes and other income tax related items	(638)	—	—	(638)
Share-based compensation	4,489	—	—	4,489
Amortization of deferred gain on sale-leasebacks	(1,056)	—	—	(1,056)
Loss on the sale of assets	83	46	—	129
Non-cash impairment, disposal and restructuring charges,	3,506	7,469	—	10,975
Net
Noncontrolling interests	—	—	(83)	(83)
Changes in assets and liabilities:
Trade accounts and other receivables	3,464	(1,314)	11	2,161
Inventories	(127)	6,897	66	6,836
Other current assets	11	2,501	32	2,544
Trade accounts payable	(3,069)	(3,217)	(5,079)	(11,365)
Deferred revenue	—	(93)	(51)	(144)
Accrued payroll, accrued expenses, and federal, state,	(2,655)	(3,690)	(78)	(6,423)
and local taxes
Other long-term assets and liabilities	5,846	575	(5,694)	727
Net cash provided by (used in) operating activities	64,690	(8,333)	(7,965)	48,392
Cash Flows from Investing Activities:
Additions to property and equipment	(10,181)	(6,714)	2,231	(14,664)
Proceeds from the sale of assets	68	7,903	—	7,971
Other, net	(28,692)	29,536	(799)	45
Net cash (used in) provided by investing activities	(38,805)	30,725	1,432	(6,648)
Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(30,452)	—	—	(30,452)
Payments to noncontrolling interests	(300)	—	—	(300)
Proceeds from the exercise of stock options and issuances	799	—	—	799
under stock purchase plan
Proceeds from swap cancellation	3,510	—	—	3,510
Shares tendered and retired for minimum tax withholding	(220)	—	—	(220)
Debt issuance costs	(19)	—	—	(19)
Net cash used in financing activities	(26,682)	—	—	(26,682)
(Decrease) increase in cash and cash equivalents	(797)	22,392	(6,533)	15,062
Cash and cash equivalents at beginning of the year	2,924	(2,639)	6,533	6,818
Cash and cash equivalents at end of the year	$2,127	$19,753	$—	$21,880

Consolidating Statement of Cash Flows
For the Year Ended December 28, 2008

			Minor Subsidiaries
	Parent	Subdisiary	And Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)

Cash Flows from Operating Activities:
Net earnings (loss)	$3,904	$(136,044)	$(357)	$(132,497)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	29,322	20,540	914	50,776
Amortization of debt issuance costs and swap termination	1,326	—	—	1,326
payments, net
Deferred income taxes and other income tax related items	22,666	—	—	22,666
Share-based compensation	5,917	—	—	5,917
Amortization of deferred gain on sale-leasebacks	(1,056)	—	—	(1,056)
Loss on the sale of assets	59	—	—	59
Goodwill impairment	—	93,656	—	93,656
Non-cash impairment, disposal and restructuring charges,	46	14,208	2,634	16,888
Net
Changes in assets and liabilities:
Trade accounts and other receivables	(3,217)	1,260	(83)	(2,040)
Inventories	(430)	(4,967)	(9)	(5,406)
Other current assets	(2)	(3,386)	10	(3,378)
Trade accounts payable	(1,777)	707	6,728	5,658
Deferred revenue	—	420	(116)	304
Accrued payroll, accrued expenses, and federal, state,	4,075	119	180	4,374
and local taxes
Other long-term assets and liabilities	(3,439)	(1,035)	1,563	(2,911)
Net cash provided by (used in) operating activities	57,394	(14,522)	11,464	54,336
Cash Flows from Investing Activities:
Additions to property and equipment	(20,582)	(28,851)	2,033	(47,400)
Proceeds from the sale of assets	2,405	—	1,779	4,184
Other, net	(26,735)	34,465	(7,627)	103
Net cash (used in) provided by investing activities	(44,912)	5,614	(3,815)	(43,113)
Cash Flows from Financing Activities:
Proceeds from long-term debt	23,812	—	—	23,812
Payments on long-term debt and capitalized lease obligations	(8,360)	—	(1,149)	(9,509)
Dividends Paid	(3,864)	—	—	(3,864)
Shares repurchased	(24,775)	—	—	(24,775)
Proceeds from the exercise of stock options and issuances	1,109	—	—	1,109
under stock purchase plan
Excess tax benefit derived from share-based payments	177	—	—	177
Shares tendered and retired for minimum tax withholding	(583)	—	—	(583)
Debt issuance costs	(891)	—	—	(891)
Other financing activities	137	—	—	137
Net cash used in financing activities	(13,238)	—	(1,149)	(14,387)
(Decrease) increase in cash and cash equivalents	(756)	(8,908)	6,500	(3,164)
Cash and cash equivalents at beginning of the year	3,680	6,269	33	9,982
Cash and cash equivalents at end of the year	$2,924	$(2,639)	$6,533	$6,818

Schedule II Valuation and Qualifying Accounts
Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets
Year ended December 26, 2010	$72,263	$18,624	$—	$—	$90,887
Year ended December 27, 2009	$65,791	$8,298	$—	$1,826	$72,263
Year ended December 28, 2008	$4,772	$61,621	$—	$602	$65,791

  For the year ended December 26, 2010, the additions charged to costs and expenses reflects the additional valuation allowance needed to offset the increase in deferred tax assets from the prior year. For the year ended December 27, 2009, the additions charged to costs and expenses reflects the additional valuation allowance needed to offset the increase in deferred tax assets from the prior year. For the year ended December 28, 2008, the additions charged to costs and expenses are more than prior years due to the establishment of the valuation allowance against substantially all deferred tax assets. The deductions for the year ended December 27, 2009 are greater than prior years due to utilization and realization of state net operating losses, which have been reduced for state adjustment items.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that, as of December 26, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

O’Charley’s Inc.:

We have audited O’Charley’s Inc.’s (the Company) internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, O’Charley’s Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O’Charley’s Inc. and subsidiaries as of December 26, 2010 and December 27, 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the fiscal years in the three-year period ended December 26, 2010, and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee
March 10, 2011

Item 9B.               Other Information.

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 18, 2011, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11.               Executive Compensation.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 18, 2011, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Director Compensation” and “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 18, 2011, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the captions “Security Ownership of Certain Beneficial Owners,” “Election of Directors” and “Equity Compensation Plans” information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 18, 2011, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Certain Transactions” information required by Item 13 of Form 10-K and is incorporated herein by reference.

Item 14.               Principal Accountant Fees and Services.

The Proxy Statement issued in connection with the shareholders meeting to be held on May 18, 2011, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b), contains under the caption “Fees Billed to the Company by KPMG LLP during 2010 and 2009” information required by Item 14 of Form 10-K and is incorporated herein by reference.

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements: See Item 8

2.	Financial Statement Schedules: See Item 8

3.	Management Contracts and Compensatory Plans and Arrangements: See Item 8

4.	Exhibits:

Exhibit Number	Description
2.1
Asset Purchase Agreement by and among O’Charley’s Inc., 99 Boston, Inc., 99 Boston of Vermont, Inc., Doe Family II LLC, and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601 (b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002) (File No. 0-18629)

2.2
Merger Agreement by and among O’Charley’s Inc., Volunteer Acquisition Corporation, 99 West, Inc., and each of William A. Doe, III, Dana G. Doe and Charles F. Doe, Jr. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this agreement are omitted, but will be provided supplementally to the Commission upon request.) (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2002) (File No. 0-18629)

3.1
Restated Charter of O’Charley’s Inc. (restated electronically for Commission filing purposes only) (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009) (File No. 0-18629)

3.2	Amended and Restated Bylaws of O’Charley’s Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009) (File No. 0-18629)
4.1	Form of Certificate for the Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration No. 33-35170)
4.2
Indenture, dated as of November 4, 2003, by and among O’Charley’s Inc., various direct and indirect subsidiaries of O’Charley’s Inc. and The Bank of New York (including Form of 144A Global Note and Form of Regulation S Temporary Global Note). (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2003) (File No. 0-18629)

10.1
CHUX Ownership Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders filed with the Commission on April 8, 2009) (File No. 0-18629)

10.2	Amendment to CHUX Ownership Plan (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 27, 2009) (File No. 0-18629)
10.3*	O’Charley’s 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2000) (File No. 0-18629)
10.4*
O’Charley’s Inc. Executive Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the Commission on April 19, 2007) (File No. 0-18629)

10.5*	O’Charley’s Inc. 2008 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 28, 2008) (File No. 0-18629)
10.6
Master Lease, dated December 4, 2001, by and between Double 9 Property I LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.7
Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property I LLC, 99 Remainder I LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.8
Master Lease, dated December 4, 2001, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.9
First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property II LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.10
Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property II LLC, 99 Remainder II LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.11
Master Lease, dated December 4, 2001, by and between Double 9 Property III LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.12
Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property III LLC, 99 Remainder III LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.13
Master Lease, dated December 4, 2001, by and between Double 9 Property IV LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.14
First Amendment to Master Lease, dated February 1, 2002, by and between Double 9 Property IV LLC and Doe Family II LLC (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.15
Assignment and Assumption of Lease and Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement, dated January 27, 2003, by and among Doe Family II LLC, 99 West, Inc., Double 9 Property IV LLC, 99 Remainder IV LLC and GE Capital Franchise Finance Corporation (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002) (File No. 0-18629)

10.16
Third Amended and Restated Credit Agreement, dated as of January 26, 2010, by and among O’Charley’s Inc., as Borrower, the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A. as Syndication Agent, Regions Bank, as Documentation Agent, Wells Fargo Securities, LLC, Regions Bank and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Running Managers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2010) (File No. 0-18629)

10.17
Form of Lease Agreement by and between CNL Funding 2001-A, LP, as landlord, and O’Charley’s Inc., as tenant. In accordance with Rule 12b-31 under the Exchange Act, copies of other lease agreements, which are substantially identical to Exhibit 10.1 in all material respects, except as to the landlord, the tenant, the property involved and the rent due thereunder, are omitted. (incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4, Registration No. 333-112429-03)

10.18*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004) (File No. 0-18629)
10.19*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004) (File No. 0-18629)
10.20*
Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004) (File No. 0-18629)

10.21*
Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004) (File No. 0-18629)

10.22*
Form of Restricted Stock Agreement for Employees (Performance-Based Vesting) (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007) (File No. 0-18629)

10.23*
Form of Restricted Stock Agreement for Employees (Time-Based Vesting) (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007) (File No. 0-18629)

10.24*	Form of Restricted Stock Agreement for Directors (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004) (File No. 0-18629)
10.25*	Form of Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 19, 2009) (File No. 0-18629)
10.26
Lease, dated as of December 17, 2004, between Bellingham Mechanic, LLC and 99 Commissary, LLC and related Guaranty. (incorporated by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-K for the year ended December 26, 2004) (File No. 0-18629)

10.27*	Summary of Director and Executive Officer Compensation
10.28*	O’Charley’s Inc. Deferred Compensation Plan (restated) (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 27, 2009) (File No. 0-18629)
10.29*	First Amendment to the O’Charley’s Inc. Deferred Compensation Plan
10.30*
Executive Employment Agreement dated July 30, 2010, by and between O’Charley’s Inc. and David Head (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 11, 2010) (File No. 0-18629)

10.31*
Form of Executive Employment Agreement, dated November 6, 2007, between O’Charley’s Inc. and each of R. Jeffrey Williams, John R. Grady and Lawrence D. Taylor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2007) (File No. 0-18629)

10.32*
Form of First Amendment to O’Charley’s Inc. Executive Employment Agreement, dated January 12, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2009) (File No. 0-18629)

10.33*
Form of Second Amendment to O’Charley’s Inc. Executive Employment Agreement, dated March 11, 2009 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008) (File No. 0-18629)

10.34*
Amended and Restated Executive Employment Agreement, dated June 3, 2009, between O’Charley’s Inc and Jeffrey D. Warne (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2009) (File No. 0-18629)

10.35*
General Release Agreement, dated June 17, 2010, by and between Jeffrey D. Warne and O’Charley’s Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 11, 2010) (File No. 0-18629)

21	Subsidiaries of the Company
23	Consent of KPMG LLP
31.1	Certification of David W. Head, Chief Executive Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of R. Jeffrey Williams, Interim Chief Financial Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of David W. Head, Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of R. Jeffrey Williams, Interim Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’CHARLEY’S INC.

Date: March 10, 2011                                          By:  /s/ David W. Head
David W. Head
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/DAVID W. HEAD	Director, Chief Executive Officer and President	March 10, 2011
David W. Head	(Principal Executive Officer)
/s/ R. JEFFREY WILLIAMS	Interim Chief Financial Officer and Treasurer	March 10, 2011
R. Jeffrey Williams	(Principal Financial and Accounting Officer)
/s/ PHILIP J. HICKEY, JR	Chairman of the Board	March 10, 2011
Philip J. Hickey, Jr.
/s/ ARNAUD AJDLER	Director	March 10, 2011
Arnaud Ajdler
/s/ WILLIAM F. ANDREWS	Director	March 10, 2011
William F. Andrews
/s/ DOUGLAS BENHAM	Director	March 10, 2011
Douglas Benham
/s/ GREGORY MONAHAN	Director	March 10, 2011
Gregory Monahan
/s/ DALE W. POLLEY	Director	March 10, 2011
Dale W. Polley
/s/ RICHARD REISS, JR	Director	March 10, 2011
Richard Reiss, Jr.
/s/ H. STEVE TIDWELL	Director	March 10, 2011
H. Steve Tidwell
/s/ ROBERT J. WALKER	Director	March 10, 2011
Robert J. Walker
/s/SHIRLEY A. ZEITLIN	Director	March 10, 2011
Shirley A. Zeitlin