Form 10-Q
period 2011-04-26
O CHARLEYS INC
filed 2011-05-27
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 17, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 23, 2011

Common Stock, no par value	21,716,361 shares

O’Charley’s Inc.
Form 10-Q

EX-31.1 Section 302 Certification of the Chief Executive Officer
EX-31.2 Section 302 Certification of the Interim Chief Financial Officer
EX-32.1 Section 906 Certification of the Chief Executive Officer
EX-32.2 Section 906 Certification of the Interim Chief Financial Officer

PART I — FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	April 17,	December 26,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$36,486	$29,693
Trade accounts receivable, net	14,271	14,931
Inventories	8,309	9,071
Assets held for sale	4,932	4,847
Other current assets	5,401	4,201
Total current assets	69,399	62,743

Property and equipment, net of accumulated depreciation of $388,509 and $379,580	310,770	320,011
Trade names and other intangible assets	25,946	25,946
Other assets	12,466	14,041
Total Assets	$418,581	$422,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$5,994	$8,211
Accrued payroll and related expenses	16,664	14,639
Accrued expenses	27,832	24,314
Deferred revenue	7,313	17,584
Federal, state and local taxes	14,374	9,998
Current portion of long-term debt and capitalized lease obligations	1,139	1,710
Total current liabilities	73,316	76,456

Deferred income taxes, net	3,398	4,034
Other liabilities	43,783	46,853
Long-term debt and capitalized lease obligations, less current portion	117,008	117,164

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000 shares; issued and outstanding, 21,732 in 2011 and 21,713 in 2010	166,607	165,547
Retained earnings	14,469	12,687
Total shareholders’ equity	181,076	178,234
Total Liabilities and Shareholders’ Equity	$418,581	$422,741

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
16 Weeks Ended April 17, 2011 and April 18, 2010
(In thousands, except per share data)
(Unaudited)

	2011	2010

Revenues:
Restaurant sales	$264,725	$266,767
Franchise and other revenue	321	333
	265,046	267,100
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	82,527	78,148
Payroll and benefits	90,866	92,837
Restaurant operating	52,469	53,683
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	225,862	224,668

Advertising and marketing	11,105	11,673
General and administrative	11,049	10,949
Depreciation and amortization of property and equipment	11,602	13,443
Impairment and disposal charges, net	162	3,129
Pre-opening costs	—	7
	259,780	263,869
Income from Operations	5,266	3,231

Other Expense:
Interest expense, net	3,338	4,043
Other, net	4	2
	3,342	4,045
Income (Loss) from Continuing Operations Before Income Taxes	1,924	(814)
Income Tax Expense	38	775

Income (Loss) from Continuing Operations	1,886	(1,589)
Loss from Discontinued Operations, Net	(104)	(2,755)
Net Income (Loss)	$1,782	$(4,344)

Net Income Available (Loss) Attributable to Common Shareholders – basic:
Income (Loss) from Continuing Operations	$0.09	$(0.08)
Loss from Discontinued Operations, Net	(0.01)	(0.13)
Net Income Available (Loss) Attributable to Common Shareholders	$0.08	$(0.21)

Net Income Available (Loss) Attributable to Common Shareholders – diluted:
Income (Loss) from Continuing Operations	$0.09	$(0.08)
Loss from Discontinued Operations, Net	(0.01)	(0.13)
Net Income Available (Loss) Attributable to Common Shareholders	$0.08	$(0.21)

Weighted Average Shares Used to Compute Net Income Available (Loss) Attributable to
Common Shareholders:
Basic	21,397	21,066
Diluted	21,778	21,066

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
16 Weeks Ended April 17, 2011 and April 18, 2010
(In thousands)
(Unaudited)

	2011	2010

Cash Flows from Operating Activities:
Net income (loss)	$1,782	$(4,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,602	13,624
Amortization of debt issuance costs and swap termination payment	119	463
Share-based compensation	900	1,434
Loss on early extinguishment of debt	—	198
Amortization of deferred gain on sale-leasebacks	(325)	(325)
Deferred income taxes and other income tax related items	233	622
Loss on the sale of assets	68	16
Impairment and disposal charges, net	(131)	5,552
Changes in assets and liabilities:
Trade accounts and other receivables	660	3,063
Inventories	762	1,696
Other current assets	(1,200)	(765)
Trade accounts payable	(2,217)	5,459
Deferred revenue	(10,271)	(9,664)
Accrued payroll, accrued expenses, and federal, state and local taxes	8,457	6,512
Other long-term assets and liabilities	(1,156)	(1,292)
Net cash provided by operating activities	9,283	22,249

Cash Flows from Investing Activities:
Additions to property and equipment	(3,084)	(2,970)
Proceeds from the sale of assets	970	—
Other, net	87	5
Net cash used in investing activities	(2,027)	(2,965)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(598)	(708)
Repurchase of senior notes	—	(9,993)
Debt issuance costs	(25)	(1,631)
Proceeds from issuances under CHUX Ownership Plan and the exercise of stock options	319	386
Shares tendered and retired for minimum tax withholdings	(164)	(257)
Excess tax benefit from share-based payments	5	5
Dividends paid	—	(2)
Net cash used in financing activities	(463)	(12,200)
Increase in cash and cash equivalents	6,793	7,084
Cash and cash equivalents at beginning of the period	29,693	21,880
Cash and cash equivalents at end of the period	$36,486	$28,964

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
16 Weeks Ended April 17, 2011
(In thousands)
(Unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance, December 26, 2010	21,713	$165,547	$12,687	$178,234
Comprehensive Income:
Net Income	—	—	1,782	1,782
Shares issued under CHUX Ownership Plan and exercise of stock options	65	319	—	319
Shares tendered and retired for minimum tax withholdings	(26)	(164)	—	(164)
Excess tax benefit from share-based payments	—	5	—	5
Share-based compensation expense	(20)	900	—	900
Balance, April 17, 2011	21,732	$166,607	$14,469	$181,076

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16 Weeks Ended April 17, 2011 and April 18, 2010
(Unaudited)
A.	BASIS OF PRESENTATION

At April 17, 2011, O’Charley’s Inc. (the “Company”) operates 221 full-service restaurant facilities in 17 states in the East, Southeast and Midwest under the trade name “O’Charley’s,” 106 full-service restaurant facilities in seven states throughout New England and upstate New York under the trade name “Ninety Nine Restaurants” (“Ninety Nine”) and 10 full-service restaurant facilities in six states in the Southeast and Midwest under the trade name “Stoney River Legendary Steaks” (“Stoney River”). As of April 17, 2011, the Company had six franchised O’Charley’s restaurants in four states.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. The Company’s fiscal year ends on the last Sunday in December with its first quarter consisting of sixteen weeks and its second, third and fourth quarters consisting of twelve weeks each in most years.

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

These unaudited interim consolidated financial statements and footnote disclosures should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented to prepare these unaudited interim consolidated financial statements in conformity with GAAP.

B. DISCONTINUED OPERATIONS

During fiscal year 2010, the Company closed 24 underperforming restaurants: 14 O’Charley’s restaurants and 10 Ninety Nine restaurants.  The decision to close these restaurants was the result of an extensive review of the Company’s restaurant portfolio that examined each restaurant’s recent and historical financial and operating performance, its position in the marketplace, and other operating considerations. Given the geographic location of certain restaurants and in accordance with relevant GAAP, nine of these restaurants were considered discontinued operations.  Due to the consideration of these nine restaurants as discontinued operations, prior-year  revenues and expenses have been revised in the accompanying unaudited interim consolidated statements of operations.

During the first fiscal quarter of 2011, the Company recorded a $0.1 million loss from discontinued operations, net of taxes, which represents $0.4 million of exit and disposal costs, partly offset by a $0.3 million gain on the sale of an O’Charley’s restaurant location during the quarter. During the first fiscal quarter of 2010, the Company recorded a $2.8 million loss from discontinued operations, net of taxes, which represents $2.4 million in asset impairments and a $0.4 million net loss from operations.

The results of discontinued operations for the 16-week periods ended April 17, 2011 and April 18, 2010 were as follows (In thousands):

	April 17, 2011	April 18, 2010

Revenues	$—	$4,387
Loss before income taxes	$(104)	$(2,782)
Income tax benefit	$—	$(27)
Net Loss	$(104)	$(2,755)

C.	FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Fair Value of Financial Instruments,” (“ASC 825”), requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of ASC 825 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments, such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of April 17, 2011 and December 26, 2010.  Book value approximates fair value for substantially all of the Company’s financial assets and liabilities that fall under the scope of ASC 825, except for the Company’s 9% senior subordinated notes (the “Senior Notes”). The fair value of the Senior Notes was $117.6 million and $116.4 million as of April 17, 2011 and December 26, 2010, respectively, compared to the carrying value of  $115.2 million as of both April 17, 2011 and December 26, 2010. The fair value of the Senior Notes was based on quoted market prices as of the last day of the first quarter of fiscal 2011 and last day of fiscal 2010.

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

Level 1	Inputs based on quoted prices in active markets for identical assets.
Level 2	Inputs other than quoted prices within Level 1 that are observable for the asset, either directly or indirectly.
Level 3	Inputs that are unobservable for the asset.

There were no transfers among levels within the fair value hierarchy during the 16-week period ended April 17, 2011.  Assets measured at fair value on a recurring basis are summarized in the table below (In thousands):

	Fair Value Measurement
Description	Level	April 17, 2011	December 26, 2010

Deferred compensation plan assets	1	3,969	4,227

The deferred compensation plan assets are comprised of various investment funds, which are valued based upon their quoted market prices.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the first quarter of fiscal 2011. In certain prior periods significant adjustments were made to assets and liabilities where observable inputs were not available. As such, when future positive cash flows were projected, but less than the carrying value, Level 3 fair value was determined by projected future discounted cash flows for each restaurant location. The discount rate is the Company’s weighted average borrowing rate on outstanding debt which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable for the restaurant.

D.	IMPAIRMENT AND DISPOSAL, NET

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first quarter of fiscal 2011, the Company recorded exit and disposal charges $0.1 million and minor impairment charges with respect to previously fully-impaired restaurants of $0.1 million, resulting in net impairment and disposal charges of $0.2 million for the 16 weeks ended April 17, 2011, as compared to $3.1 million in the same prior-year period.

During the 16 weeks ended April 17, 2011, there are exit and disposal costs included in continuing and discontinued operations associated with lease obligations from previously closed restaurants and the Bellingham, MA distribution center. These locations currently have operating lease obligations with lease termination dates ranging from 2011 to 2021. The liability associated with lease obligations is included in accrued expenses and other long-term liabilities on the unaudited interim consolidated balance sheet as of April 17, 2011.

A reconciliation of the liability balance is summarized in the table below (In millions):

Exit and Disposal Liability
Balance, December 26, 2010	$4.8
Exit and Disposal Costs- Continuing Operations	0.1
Payments- Continuing Operations	(0.6)
Payments- Discontinued Operations	(0.3)
Balance, April 17, 2011	$4.0

E.	SHARE-BASED COMPENSATION

Total net share-based compensation expense was $0.9 million for the 16 weeks ended April 17, 2011 and $1.4 million for the 16 weeks ended April 18, 2010.  The Company’s net share-based compensation expense primarily consisted of expense associated with restricted stock awards and, to a lesser extent, expense associated with unvested stock options and the Company’s employee share purchase plan.

During the 16 weeks ended April 17, 2011, the Company issued 60,000 shares of non-qualified stock options to certain members of senior management. As of April 17, 2011, there were 1.6 million options outstanding and 0.3 million restricted stock awards outstanding.

F.   LONG-TERM DEBT

On January 26, 2010 the Company entered into its Third Amended and Restated Credit Agreement (the “Credit Agreement”).  The maximum borrowing capacity under the Credit Agreement is $45 million.  The maximum adjusted leverage ratio is 5.25.  Under the Credit Agreement, the Company is permitted to repurchase its Senior Notes due in 2013, subject to certain limitations. The Credit Agreement also permits sale-leaseback transactions, subject to certain limitations.  At April 17, 2011, the Company had no amounts outstanding on its revolving credit facility and $11.7 million outstanding in letters of credit, which reduced its available borrowing capacity under the Credit Agreement to $33.3 million. The $117.0 million recorded on the unaudited interim consolidated balance sheet as of April 17, 2011, is comprised of $115.2 million in Senior Notes, $1.7 million related to the swap termination agreement and $0.1 million in capital leases.

G.   NET INCOME AVAILABLE (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS

The following is a reconciliation of the Company’s basic and diluted income (loss) per share calculation. As the Company incurred a net loss in the 16 weeks ended April 18, 2010, the weighted average common shares outstanding used in the determination of the 16 weeks ended April 18, 2010 basic loss per common share is used for the diluted loss per common share as well.

	16 weeks ended
	April 17, 2011	April 18, 2010
(In thousands, except per share data)

Income (Loss) from Continuing Operations	$1,886	$(1,589)
Loss from Discontinued Operations, Net	(104)	(2,755)
Net Income (Loss)	$1,782	$(4,344)

Weighted average common shares outstanding:
Basic	21,397	21,066
Diluted	21,778	21,066

Net Income Available (Loss) Attributable to Common Shareholders – basic:
Income (Loss) from Continuing Operations	$0.09	$(0.08)
Loss from Discontinued Operations, Net	(0.01)	(0.13)
Net Income Available (Loss) Attributable to Common Shareholders	$0.08	$(0.21)

Net Income Available (Loss) Attributable to Common Shareholders – diluted:
Income (Loss) from Continuing Operations	$0.09	$(0.08)
Loss from Discontinued Operations, Net	(0.01)	(0.13)
Net Income Available (Loss) Attributable to Common Shareholders	$0.08	$(0.21)

Options for 1.6 million shares were excluded from the 16 weeks ended April 17, 2011 diluted weighted average share calculations and options for 2.3 million  shares were excluded from the 16 weeks ended April 18, 2010 diluted weighted average share calculations, due to these shares being anti-dilutive.  In addition, restricted stock awards for 0.3 million shares were excluded from the 16 weeks ended April 17, 2011 diluted weighted average shares calculations and 0.5 million shares were excluded from the 16 weeks ended April 18, 2010 diluted weighted average share calculations due to these shares being anti-dilutive.

H.    LEGAL PROCEEDINGS

As previously disclosed in the Company’s Form 10-K for the year ended December 26, 2010, on September 30, 2010, a jury in the matter of Evelyn Y. Davis v. O’Charley’s, Inc. in Mobile County, Alabama Circuit Court, Civil Action No. 2008-900315, rendered a verdict in favor of the plaintiff, awarding damages in the amount of approximately $1.8 million. The plaintiff in this matter alleged claims relating to injury suffered from a “slip and fall” at one of the Company’s O’Charley’s restaurants. The Company filed an appeal in the matter, and pending such appeal, on April 7, 2011 the parties reached a confidential settlement agreement and release of claims. The settlement amount was covered by the Company’s insurance policies, subject to a self-insured retention of $250,000.

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

I.    ASSETS HELD FOR SALE

As of April 17, 2011, the $4.9 million shown in assets held for sale on the unaudited interim consolidated balance sheet consisted of the assets related to seven restaurants closed in the fourth quarter of 2010, five liquor licenses from restaurants closed in the fourth quarter of 2010, assets related to a site previously subleased which the Company no longer intends to sublease and assets related to a site the Company no longer plans to utilize.  The Company ceases recognizing depreciation expense for all assets that are being held for sale.

J.    INCOME TAXES

During the first quarter ended April 17, 2011, the Company performed its quarterly assessment of its net deferred tax assets. Under ASC 740, “Income Taxes” (“ASC 740”), companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.  As a result of the goodwill impairment charge recognized by the Company during fiscal 2008, the Company had a three-year cumulative pre-tax loss.  In evaluating all of the positive and negative evidence in determining that a valuation allowance was required, pursuant to ASC 740, the Company evaluated future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, if applicable, and tax planning strategies, and compared the likelihood of these sources of income in light of the recent pre-tax losses and determined that it is more likely than not that the Company will not be able to realize its net deferred tax assets in the future. A cumulative pre-tax loss is given considerably more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome.

Under ASC 740, companies are required to apply their estimated full year tax rate on a year to date basis in each interim period. Under ASC 740-270-30-18, companies should not apply the estimated full year tax rate to interim financial results if the estimated full-year tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on the Company’s current projections, a small change in pre-tax earnings would result in a material change in the estimated annual effective rate, producing significant variations in the customary relationship between income tax expense and pre-tax accounting income in interim periods.  As such, the Company recorded a tax expense for the first quarter of 2011 based on the actual year-to-date results, in accordance with ASC 740-270-30-18.

For the 16 weeks ended April 17, 2011, the Company has recorded income tax expense of less than $0.1 million based on an effective tax rate on income from continuing operations of approximately 2.0 percent, compared to tax expense of $0.8 million in the prior-year period.    The change in the effective tax rate from fiscal 2010 to fiscal 2011 is the result of fluctuations in pre-tax net income (loss) and the related rate impacts of federal tax credits, as well as changes in the fiscal 2011 valuation allowance.  Additionally, there was no income tax benefit related to discontinued operations for first quarter 2011, compared to an income tax benefit of less than $0.1 million in the prior-year period.  The Company estimates that its tax credits, which are primarily the FICA (Social Security and Medicare taxes) tip credits and the WOTC (Work Opportunity Tax Credit), will be $2.3 million for the first quarter of 2011.  The FICA tip credit is a non-refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips.  WOTC is available for wages paid by employers who hire individuals from certain targeted groups of hard-to-employ individuals.

K.    SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of April 17, 2011 and December 26, 2010 and for the 16-week periods ended April 17, 2011 and April 18, 2010.

Consolidating Balance Sheet
As of April 17, 2011
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$601	$35,885	$—	$36,486
Trade accounts receivable, net	6,112	8,578	(419)	14,271
Intercompany (payable) receivable	(223,127)	192,057	31,070	—
Inventories	3,845	4,464	—	8,309
Assets held for sale	3,538	1,394	—	4,932
Other current assets	1,147	2,561	1,693	5,401
Total current (liabilities) assets	(207,884)	244,939	32,344	69,399

Property and equipment, net	221,891	88,879	—	310,770
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	209,658	29,040	(226,232)	12,466
Total Assets (Liabilities)	$223,690	$388,779	$(193,888)	$418,581

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$4,880	$(1,208)	$2,322	$5,994
Accrued payroll and related expenses	12,709	3,955	—	16,664
Accrued expenses	21,066	7,185	(419)	27,832
Deferred revenue	—	7,942	(629)	7,313
Federal, state and local taxes	(10,282)	24,656	—	14,374
Current portion of long-term debt and capitalized
lease obligations	995	144	—	1,139
Total current liabilities (assets)	29,368	42,674	1,274	73,316

Deferred income taxes	3,398	—	—	3,398
Other liabilities	24,176	19,507	100	43,783
Long-term debt and capitalized lease obligations,	141,548	116	(24,656)	117,008
less current portion

Shareholders’ Equity (Deficit):
Common stock	124,231	343,431	(301,055)	166,607
Retained (deficit) earnings	(99,031)	(16,949)	130,449	14,469
Total shareholders’ equity (deficit)	25,200	326,482	(170,606)	181,076
Total Liabilities and Shareholders’ Equity (Deficit)	$223,690	$388,779	$(193,888)	$418,581

Consolidating Balance Sheet
As of December 26, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$1,744	$27,949	$—	$29,693
Trade accounts receivable, net	6,659	8,490	(218)	14,931
Intercompany (payable) receivable	(277,713)	247,227	30,486	—
Inventories	4,045	5,026	—	9,071
Assets held for sale	3,828	1,019	—	4,847
Other current assets	1,733	2,468	—	4,201
Total current (liabilities) assets	(259,704)	292,179	30,268	62,743

Property and equipment, net	226,929	93,082	—	320,011
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	210,649	29,624	(226,232)	14,041
Total Assets (Liabilities)	$177,899	$440,806	$(195,964)	$422,741

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$7,502	$80	$629	$8,211
Accrued payroll and related expenses	10,630	4,009	—	14,639
Accrued expenses	17,708	6,824	(218)	24,314
Deferred revenue		18,213	(629)	17,584
Federal, state and local taxes	(14,382)	24,380	—	9,998
Current portion of long-term debt and capitalized
lease obligations	1,567	143	—	1,710
Total current liabilities (assets)	23,025	53,649	(218)	76,456

Deferred income taxes	4,034	—	—	4,034
Other liabilities	25,901	20,852	100	46,853
Long-term debt, less current portion	141,613	207	(24,656)	117,164

Shareholders’ Equity (Deficit):
Common stock	123,171	343,431	(301,055)	165,547
Retained (deficit) earnings	(139,845)	22,667	129,865	12,687
Total shareholders’ equity (deficit)	(16,674)	366,098	(171,190)	178,234
Total Liabilities and Shareholders’ Equity (Deficit)	$177,899	$440,806	$(195,964)	$422,741

Consolidating Statement of Operations
16 Weeks Ended April 17, 2011
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Revenues:
Restaurant sales	$151,338	$108,919	$4,468	$264,725
Franchise and other revenue	214	107	—	321
	151,552	109,026	4,468	265,046

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	48,053	32,824	1,650	82,527
Payroll and benefits	54,151	38,879	(2,164)	90,866
Restaurant operating	27,277	21,034	4,158	52,469
Cost of restaurant sales, exclusive of
depreciation and amortization shown
separately below	129,481	92,737	3,644	225,862

Advertising and marketing	—	11,067	38	11,105
General and administrative	1,691	9,538	(180)	11,049
Depreciation and amortization of property and equipment	6,656	4,820	126	11,602
Impairment and disposal charges, net	90	72	—	162
Pre-opening costs	—	—	—	—
	137,918	118,234	3,628	259,780
Income (Loss) from Operations	13,634	(9,208)	840	5,266
Other Expense (Income):
Interest expense, net	3,171	167	—	3,338
Other, net	14,632	(14,628)	—	4
	17,803	(14,461)	—	3,342
(Loss) Income from Continuing Operations Before Income Taxes	(4,169)	5,253	840	1,924
Income Tax Expense	9	29	—	38

(Loss) Income from Continuing Operations	(4,178)	5,224	840	1,886
Income (Loss) from Discontinued Operations, net	211	(314)	(1)	(104)
Net (Loss) Income	$(3,967)	$4,910	$839	$1,782

Consolidating Statement of Operations
16 Weeks Ended April 18, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)
Revenues:
Restaurant sales	$154,951	$107,569	$4,247	$266,767
Franchise and other revenue	211	122	—	333
	155,162	107,691	4,247	267,100

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	45,362	31,262	1,524	78,148
Payroll and benefits	56,148	38,921	(2,232)	92,837
Restaurant operating	28,349	21,066	4,268	53,683
Cost of restaurant sales, exclusive of
depreciation and amortization shown
separately below	129,859	91,249	3,560	224,668

Advertising and marketing	—	11,626	47	11,673
General and administrative	1,727	9,483	(261)	10,949
Depreciation and amortization of property and equipment	7,572	5,705	166	13,443
Impairment and disposal charges, net	2,602	527	—	3,129
Pre-opening costs	—	7	—	7
	141,760	118,597	3,512	263,869
Income (Loss) from Operations	13,402	(10,906)	735	3,231
Other Expense:
Interest expense, net	3,862	181	—	4,043
Other, net	2	—	—	2
	3,864	181	—	4,045
Income (Loss) from Continuing Operations Before Income Taxes	9,538	(11,087)	735	(814)
Income Tax Expense	552	253	—	775

Income (Loss) from Continuing Operations	9,016	(11,340)	735	(1,589)
(Loss) Income from Discontinued Operations, net	(2,556)	(199)	—	(2,755)
Net Income (Loss)	$6,460	$(11,539)	$735	$(4,344)

Consolidating Statement of Cash Flows
16 Weeks Ended April 17, 2011
(Unaudited)
			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) income	$(3,967)	$4,908	$841	$1,782
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	6,656	4,820	126	11,602
Amortization of debt issuance costs and swap
termination payment	119	—	—	119
Share–based compensation	900	—	—	900
Loss on early extinguishment of debt	—	—	—	—
Amortization of deferred gain on sale-leasebacks	(325)	—	—	(325)
Deferred income taxes and other income tax related items	233	—	—	233
Loss on the sale of assets	48	20	—	68
Impairment and disposal charges, net	(249)	118	—	(131)
Changes in assets and liabilities:
Trade accounts and other receivables	547	(89)	202	660
Inventories	200	562	—	762
Other current assets	586	(93)	(1,693)	(1,200)
Trade accounts payable	(2,622)	(1,288)	1,693	(2,217)
Deferred revenue	—	(10,271)	—	(10,271)
Accrued payroll, accrued expenses, and federal,
state and local taxes	8,075	584	(202)	8,457
Other long-term assets and liabilities	(394)	(762)	—	(1,156)
Net cash provided by (used in) operating activities	9,807	(1,491)	967	9,283

Cash Flows from Investing Activities:
Additions to property and equipment	(2,129)	(926)	(29)	(3,084)
Proceeds from the sale of assets	34	936	—	970
Other, net	(8,392)	9,417	(938)	87
Net cash (used in) provided by investing activities	(10,487)	9,427	(967)	(2,027)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease
obligations	(598)	—	—	(598)
Excess tax benefit from share-based payments	5	—	—	5
Debt issuance costs	(25)	—	—	(25)
Proceeds from issuances under CHUX Ownership Plan
and the exercise of stock options	319	—	—	319
Shares tendered and retired for minimum tax withholding	(164)	—	—	(164)
Net cash used in financing activities	(463)	—	—	(463)

(Decrease) increase in cash and cash equivalents	(1,143)	7,936	—	6,793
Cash and cash equivalents at beginning of the period	1,744	27,949	—	29,693
Cash and cash equivalents at end of the period	$601	$35,885	$—	$36,486

Consolidating Statement of Cash Flows
16 Weeks Ended April 18, 2010
(Unaudited)
			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$6,460	$(11,539)	$735	$(4,344)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,678	5,780	166	13,624
Amortization of debt issuance costs and swap
termination payment	463	—	—	463
Share–based compensation	1,434	—	—	1,434
Loss on early extinguishment of debt	198	—	—	198
Amortization of deferred gain on sale-leasebacks	(325)	—	—	(325)
Deferred income taxes and other income tax related items	622	—	—	622
Loss on the sale of assets	17	(1)	—	16
Impairment and disposal charges, net	5,550	2	—	5,552
Changes in assets and liabilities:
Trade accounts receivable	2,507	271	285	3,063
Inventories	511	1,185	—	1,696
Other current assets	(867)	102	—	(765)
Trade accounts payable	6,644	(1,185)	—	5,459
Deferred revenue	—	(9,664)	—	(9,664)
Accrued payroll, accrued expenses, and federal,
state and local taxes	4,106	2,691	(285)	6,512
Other long-term assets and liabilities	(1,553)	261	—	(1,292)
Net cash provided by (used in) operating activities	33,445	(12,097)	901	22,249

Cash Flows from Investing Activities:
Additions to property and equipment	(1,802)	(1,002)	(166)	(2,970)
Other, net	(20,240)	20,980	(735)	5
Net cash (used in) provided by investing activities	(22,042)	19,978	(901)	(2,965)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(708)	—	—	(708)
Repurchase of senior notes	(9,993)	—	—	(9,993)
Debt issuance costs	(1,631)	—	—	(1,631)
Proceeds from issuances under CHUX Ownership Plan
and the exercise of stock options	386	—	—	386
Shares tendered and retired for minimum tax withholding	(257)	—	—	(257)
Excess tax benefit from share-based payments	5	—	—	5
Dividends paid	(2)	—	—	(2)
Net cash used in financing activities	(12,200)	—	—	(12,200)

(Decrease) increase in cash and cash equivalents	(797)	7,881	—	7,084
Cash and cash equivalents at beginning of the period	2,127	19,753	—	21,880
Cash and cash equivalents at end of the period	$1,330	$27,634	$—	$28,964

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “seek,” “forecast,” or similar expressions.  These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the continued deterioration in the United States economy and the related adverse effect on our sales of decreases in consumer spending; our ability to achieve our internal forecast of sales and profitability; our ability to comply with the terms and conditions of our financing agreements; our ability to maintain or increase comparable sales and operating margins at our restaurants; the effect that increases in food, labor, energy, interest costs and other expenses have on our results of operations; the effect of increased competition; our ability to successfully implement changes to our supply chain; our ability to sell or sublease closed restaurants and other surplus assets; our ability to successfully implement and realize projected benefits of our turnaround and transformation process, and other initiatives; the resolution of outstanding legal proceedings; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (the “Commission”). Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a multi-concept restaurant company headquartered in Nashville, Tennessee. We operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine Restaurants” (Ninety Nine) and “Stoney River Legendary Steaks” (Stoney River) trade names. As of April 17, 2011, we operated 221 O’Charley’s restaurants in 17 states in the East, Southeast and Midwest, 106 Ninety Nine restaurants in seven states throughout New England and upstate New York, and 10 Stoney River restaurants in six states in the Southeast and Midwest. As of April 17, 2011, we had six franchised O’Charley’s restaurants in four states.  Our fiscal year ends on the last Sunday of the calendar year.  We have one reportable segment.

In response to the macroeconomic conditions of the past several years, much of management’s focus has been on improving guest satisfaction, stabilizing and increasing guest counts and sales, controlling margins, reducing overhead costs, maximizing cash flow, and reducing debt. While we believe that we have made progress in these areas, and that the tools we applied, such as our food, labor, and beverage cost management systems, continue to contribute positively to our operating results, we believe that we still have considerable opportunities to improve our financial performance. We continue to improve our Guest Satisfaction Index (GSI) scores, which we believe are often a barometer signifying a guest’s intent to return to the restaurant. The percentage of respondents who gave the highest rating for overall satisfaction improved by 400 basis points at O’Charley’s, by 600 basis points at Ninety Nine, and by 400 basis points at Stoney River in the first quarter of fiscal 2011 compared to the prior-year period.  Going forward, we believe that our primary focus must be on positioning each of our restaurant concepts to increase guest counts, sales, and profitability.

During the first fiscal quarter of 2011, comparable sales and guest counts increased at all three restaurant concepts for the first time in five years.  While we are encouraged by this improvement, we recognize this is the first step in strengthening our guest loyalty at all three concepts and we have to translate these sales improvements into margin improvements and profitability.  We believe that success will come from focusing on these key points of our turnaround plan: (1) lead with food and win with food: serving a menu of memorable offerings priced to provide a compelling value for our guests; (2) operate great restaurants: consistently delivering a quality dining experience; (3) drive guest visits through effective messages: clearly communicating the attributes of our concepts; and (4) provide attractive and comfortable restaurants: delivering a great environment for our guests every day at each O’Charley’s, Ninety Nine and Stoney River restaurant.

At our O’Charley’s restaurants, we have continued our initiatives that began in the last half of 2010 to build upon the concept’s existing strengths by simplifying the menu and improving the quality of every menu item while actively working with our new advertising agency to evolve from our “Two Meals for $14.99” retail-value message to a brand-value message.  During the quarter we continued to see favorable results from our efforts to attract and retain guests through our value messages.  We also continued our emphasis on our re-training and re-certification program with our restaurant management teams to improve service and execution to convert new and returning guests into loyal O’Charley’s guests.

At our Ninety Nine restaurants, we continue to focus on our core guests, who we believe appreciate a friendly environment that offers generous portions of high-quality traditional fare at moderate prices.  Our “Nine Real-Sized Entrées for $9.99” continues to prove popular with our guests, and we plan to continue to refresh the nine menu items over time.  This offering is now featured in the regular menu and continues to yield favorable results as comparable sales increased during each of the last three fiscal quarters. During the quarter, we began our re-training and re-certification program with our restaurant management teams to improve service and execution to convert new and returning guests into loyal Ninety Nine guests.

At our Stoney River restaurants, our focus on broadening the appeal of this brand to a wider audience continues to show favorable results.  We are now focused on refreshing our menu choices as well as bringing Stoney River’s cost structure in line with a lower check average.  In addition, our comparable sales increase of 8.4% during the first fiscal quarter of 2011 was the second largest comparable sales increase since we acquired the concept in May 2000. During the first fiscal quarter of 2011, one Stoney River restaurant was closed.

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

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, and alcoholic and non-alcoholic beverages, net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood which accounted for approximately 25 percent, 8 percent and 11 percent, respectively, of our overall cost of food and beverage in the first quarter of fiscal 2011. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

Impairment and Disposal Charges, net includes asset impairments, either operating or held for sale, exit and disposal costs related to restaurant closings, asset disposals, and gains and losses incurred upon the sale of assets or from insurance proceeds, net of deductibles. Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets.  The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment charges for assets that are held for sale represent the difference between their current book value and the estimated net sales proceeds.  Disposal charges include the costs incurred to prepare the asset or assets for sale, including repair and maintenance; clean-up costs; broker commissions; and independent appraisals. Exit and disposal costs are primarily future lease obligations net of expected sublease income, if any.

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

Pre-opening Costs represent costs associated with our restaurant opening teams, as well as other costs associated with opening a new restaurant. These costs are expensed as incurred. These costs also include straight-line rent related to leased properties for the period of time between when we have waived any contingencies regarding use of the leased property and the date on which the restaurant opens. The amount of pre-opening costs incurred in any one period includes costs incurred during the period for new or recently opened restaurants and those under development. Our pre-opening costs may vary significantly from period to period primarily due to the timing of restaurant development and openings.  Pre-opening costs were not material in 2010 and are not expected to be material in 2011 due to curtailment of development activity. Pre-opening costs also include training, supply, and other incremental costs necessary to prepare for the re-opening of an existing restaurant as part of remodeling initiatives.

Interest Expense, net represents the sum of the following: interest on our 9% Senior Subordinated Notes due 2013 (the “ Senior Notes”);  interest and fees associated with our credit facility; amortization of prepaid interest and finance charges; amortization of a swap exit payment; changes in the value of the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; interest on capital lease obligations; and the premiums paid over the face value of any Senior Notes repurchased during the relevant fiscal period.

Income Tax Expense (Benefit) represents the provision for income taxes, including the impact of permanent tax differences, uncertain tax positions and valuation allowances on our income tax provision.

Loss from Discontinued Operations, Net includes the operating results of closed locations classified as discontinued operations and impairment, disposal and exit costs related to these restaurants and on-going real estate, utility and maintenance costs, net of income taxes. Impairment charges are taken for land, buildings and equipment and certain other assets upon closing and are measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset based upon the future highest and best use of the impaired asset.  Exit costs represent activities necessary to close the restaurant, including termination benefits such as severance, contract termination costs, and other contract costs that will remain without future economic benefit, such as operating leases.  Remaining operating lease obligations are reduced by estimated sublease rentals that could be reasonably obtained.

The following sections should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere herein.

Operating Results

The following table highlights the operating results for the 16-week periods ended April 17, 2011 and April 18, 2010 as a percentage of total revenues unless specified otherwise. Operating results for the 16-week period ended April 18, 2010, have been adjusted to reflect the discontinued operations of certain restaurant locations closed during the fourth quarter of fiscal 2010.

	16 Weeks Ended
	April 17,	April 18,
	2011	2010
Revenues:
Restaurant sales	99.9%	99.9%
Franchise and other revenue	0.1	0.1
	100.0%	100.0%

Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	31.2%	29.3%
Payroll and benefits	34.3	34.8
Restaurant operating costs	19.8	20.1
Cost of restaurant sales, exclusive of depreciation and	85.3%	84.2%
amortization shown separately below

Advertising and marketing	4.2%	4.4%
General and administrative	4.2	4.1
Depreciation and amortization	4.4	5.0
Impairment, and disposal charges, net	0.1	1.2
Pre-opening costs	0.0	0.0

Income from Operations	2.0%	1.2%

Other Expense:
Interest expense, net	1.3%	1.5%
Income (Loss) before Income Taxes	0.7	(0.3)
Income Tax Expense	0.0	0.3
Income (Loss) from Continuing Operations	0.7	(0.6)
Loss from Discontinued Operations, net	0.0	(1.0)
Net Income (Loss)	0.7%	(1.6)%

(1)	Percentages calculated as a percentage of restaurant sales.

Adjusted EBITDA

We present Adjusted EBITDA to assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  Also, our credit agreement uses measures similar to Adjusted EBITDA to measure our compliance with certain covenants.  The following table is a reconciliation of U.S. generally accepted accounting principles (“GAAP”) financial measure of Income from Operations to Adjusted EBITDA, a non-GAAP financial measure, for the 16-week periods ended April 17, 2011 and April 18, 2010 (1):

	16 Weeks Ended
	April 17, 2011	April 18, 2010
	(in thousands)
Income from Operations	$5,266	$3,231

Add:
Depreciation and amortization	11,602	13,443
Impairment and disposal charges, net (2)	162	3,129
Share-based compensation expense (3)	895	1,434
Severance, recruiting and relocation expense (4)	373	—
Changes in deferred compensation balances (5)	201	280

Adjusted EBITDA	$18,499	$21,517

(1)
We present Adjusted EBITDA as a supplemental measure which we believe supplements a discussion and analysis of our results of operations.  We define Adjusted EBITDA as Income from Operations plus (i) depreciation and amortization, (ii) impairment and disposal charges, net, (iii) share-based compensation expense, (iv) severance, recruiting and relocation costs for management changes, and (v) changes in deferred compensation balances. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis.  In evaluating Adjusted EBITDA, you should be aware that it is reasonable to expect we will incur expenses that are the same as or similar to some of the adjustments in this presentation, but the amounts recognized can vary significantly from period to period, may not directly relate to the ongoing operations of our restaurants and complicate period comparisons of our results of operations and operations comparisons to other restaurant companies.

Adjusted EBITDA is not a measure of financial performance under GAAP, and should not be considered an alternative to Income from Operations as a measure of operating performance. Because Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies.

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

(3)	Includes charges relating to the “discount” on the Company’s Employee Stock Purchase Plan and share-based compensation expense.
(4)	Cash and non-cash charges relating to significant organizational changes.
(5)
The Company sponsors a deferred compensation plan for certain management employees, which is fully funded with a “Rabbi Trust.”  Changes in the value of the employee’s self-directed balances are reported in compensation expense, with an offsetting amount in interest expense, net.

Concept Performance Measures

The following table reflects margin performance of each of our concepts for the 16-week periods ended April 17, 2011 and April 18, 2010. Margin performance for the 16-week period ended April 18, 2010 has been adjusted to reflect the discontinued operations of certain restaurant locations closed during the fourth quarter of fiscal 2010.

	16 Weeks Ended
	April 17,	April 18,
	2011	2010
	($ in millions)
O’Charley’s Concept:
Restaurant Sales	$169.9	$173.5

Cost and expenses: (1)
Cost of food and beverage	31.8%	29.3%
Payroll and benefits	34.1%	34.4%
Restaurant operating costs (2)	18.9%	19.2%
Cost of restaurant sales, exclusive of depreciation and amortization	84.8%	82.9%

Ninety Nine Concept:
Restaurant Sales	$84.0	$82.7

Cost and expenses: (1)
Cost of food and beverage	29.3%	28.5%
Payroll and benefits	35.6%	36.7%
Restaurant operating costs (2)	21.9%	22.0%
Cost of restaurant sales, exclusive of depreciation and amortization	86.8%	87.2%

Stoney River Concept:
Restaurant Sales	$10.8	$10.6

Cost and expenses: (1)
Cost of food and beverage	36.4%	35.3%
Payroll and benefits	27.3%	26.1%
Restaurant operating costs (2)	18.9%	20.4%
Cost of restaurant sales, exclusive of depreciation and amortization	82.6%	81.8%

(1)	Shown as a percentage of restaurant sales.
(2)	Includes rent, where 100 percent of the Ninety Nine restaurant locations are leased compared to 57 percent of O’Charley’s restaurant locations and 70 percent of Stoney River restaurant locations.

Concept Restaurant Count and Operating Statistics

The following table sets forth certain financial and other restaurant data for the 16-week periods ended April 17, 2011 and April 18, 2010. The 16-week period ended April 18, 2010 includes the operations of certain restaurant locations closed during 2010 which are classified as discontinued operations in the accompanying financial statements.

	April 17, 2011	April 18, 2010
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	221	235
Restaurants opened	—	—
Restaurants closed	—	(1)
In operation, end of quarter	221	234
Ninety Nine Restaurants:
In operation, beginning of quarter	106	116
Restaurants opened	—	—
Restaurants closed	—	(3)
In operation, end of quarter	106	113
Stoney River Restaurants:
In operation, beginning of quarter	11	11
Restaurants opened	—	—
Restaurants closed	(1)	—
In operation, end of quarter	10	11
Franchise/Joint Venture Restaurants (O’Charley’s):
In operation, beginning of quarter	9	10
Restaurants opened	—	—
Restaurants closed	(3)	—
In operation, end of quarter	6	10
Average Weekly Sales per Restaurant:
O’Charley’s	$48,046	$46,757
Ninety Nine	49,552	46,870
Stoney River	67,219	59,994
Change in Comparable Sales (1):
O’Charley’s	0.4%	(6.7)%
Ninety Nine	3.1%	(6.0)%
Stoney River	8.4%	(8.3)%
Change in Comparable Guest Visits (1):
O’Charley’s	0.9%	(1.2)%
Ninety Nine	0.9%	(3.8)%
Stoney River	13.9%	6.4%
Change in Comparable Average Check per Guest (1):
O’Charley’s	(0.5)%	(5.6)%
Ninety Nine	2.2%	(2.3)%
Stoney River	(4.9)%	(13.8)%
Average Check per Guest (2):
O’Charley’s	$12.42	$12.45
Ninety Nine	14.94	14.60
Stoney River	35.65	37.54

(1)	When computing comparable sales and guest visits, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open during the quarter.

First Quarter of Fiscal 2011 versus First Quarter of Fiscal 2010

Revenues

During the 16 weeks ended April 17, 2011, total revenues decreased 0.8 percent to $265.0 million from $267.1 million for the same prior-year period. This reduction in revenues is primarily reflective of two changes: an increase of 1.5 percent in our blended comparable store sales, discussed in more detail below, offset by a 2.2 percent decrease in restaurant sales resulting from restaurant closures in the prior year. The calendar shift of Easter into the second quarter of 2011 positively impacted first quarter restaurant sales by 0.4 percent.

Restaurant sales for O’Charley’s decreased $3.6 million, or 2.1 percent, to $169.9 million for the first quarter of 2011, reflecting an increase in comparable sales of 0.4 percent and the closure of ten restaurants since the first quarter of 2010. The closure of the ten restaurants reduced sales in the first quarter by $4.2 million. The comparable sales increase of 0.4 percent was the result of a 0.9 percent increase in guest counts partly offset by a 0.5 percent decrease in average check.  The 0.9 percent increase in guest counts increased sales by $1.6 million compared to the prior-year period, while the 0.5 percent decrease in average check reduced sales by $0.8 million compared to the prior-year period.

Restaurant sales for Ninety Nine increased $1.3 million, or 1.6 percent, to $84.0 million in the first quarter of 2011, reflecting an increase in comparable sales of 3.1 percent, partly offset by the effect of closing five restaurants since the end of fiscal 2009. The closure of the five restaurants reduced sales in the current quarter by $1.3 million. The comparable sales increase of 3.1 percent was the result of a 2.2 percent increase in average check and a 0.9 percent increase in guest counts. The 2.2 percent increase in average check and 0.9 percent increase in guest counts increased sales by $1.8 million and $0.7 million, respectively, compared to the prior-year period.

Restaurant sales for Stoney River Legendary Steaks increased $0.2 million, or 1.9 percent, to $10.8 million for the first quarter of 2011, reflecting a comparable sales increase of 8.4 percent and the closure of one restaurant since the end of fiscal 2010. The closure of the one restaurant decreased sales in the current quarter by $0.5 million. The comparable sales increase of 8.4 percent was the result of a 13.9 percent increase in guest counts partly offset by a 4.9 percent decrease in average check. The 13.9 percent increase in guest counts increased sales by $1.2 million compared to the prior-year period, while the 4.9 percent decrease in average check reduced sales by $0.5 million compared to the prior-year period.

Cost of Food and Beverage

During the first quarter of 2011, our cost of food and beverage was $82.5 million, or 31.2 percent of restaurant sales, compared with $78.1 million, or 29.3 percent of restaurant sales, in the same prior-year period. A number of factors contributed to this $4.4 million increase in food and beverage costs. In addition to changes and trends in consumer behavior, we routinely adjust our product offerings, pricing and promotional incentives among other factors that collectively comprise our product mix during any given period. During the first quarter of 2011, we believe the change to our product mix increased our cost of food and beverage by approximately $2.6 million and increases in commodity costs, particularly seafood, produce and beef, increased our cost of food and beverage by $2.4 million. These increases were partly offset by a $0.6 million decrease in costs of food and beverage attributable to our decline in sales.

Payroll and Benefits

During the first quarter of 2011, payroll and benefits were $90.9 million, or 34.3 percent of restaurant sales, compared to $92.8 million, or 34.8 percent of restaurant sales, in the same prior-year period.  A number of factors contributed to this $1.9 million year-over-year decline in payroll and benefits costs including: a $1.5 million reduction in restaurant labor costs due primarily to higher productivity from better utilization of our labor scheduling tools, a $0.7 million reduction due to reduced worker compensation claim experience, partly offset by a $0.5 million increase in restaurant bonus expense.

Restaurant Operating Costs

During the first quarter of 2011, restaurant operating costs were $52.5 million, or 19.8 percent of restaurant sales, compared to $53.7 million, or 20.1 percent of restaurant sales, in the same prior-year period.  This $1.2 million decrease was primarily due to a $1.2 million decrease in general liability claim experience and a $0.5 million decrease in utility costs, partly offset by increased repair and maintenance spending of $0.3 million.

Advertising and Marketing Expenses

During the first quarter of 2011, advertising and marketing expenses were $11.1 million, or 4.2 percent of revenue, as compared to $11.7 million, or 4.4 percent of revenue, in the same prior-year period.  The $0.6 million year-over-year decrease in expenses is primarily attributable to the timing of our expenditures for advertising and marketing in 2011.

General and Administrative Expenses

General and administrative expenses were $11.0 million, or 4.2 percent of revenue, in the first quarter of 2011, compared to $10.9 million, or 4.1 percent of revenue, in the same prior-year period. The $0.1 million year-over-year increase in expenses is primarily attributable to several offsetting factors including $0.5 million of consulting fees, $0.4 million of severance costs, and $0.3 million of accrued bonus, partly offset by a $0.6 million reduction in support staff payroll and a $0.5 million reduction in share-based compensation.

Depreciation and Amortization, Property and Equipment

During the first quarter of 2011, depreciation and amortization was $11.6 million, or 4.4 percent of revenue, as compared to $13.4 million, or 5.0 percent of revenue, in the same prior-year period. These reductions in expense are primarily due to lower carrying values of assets following restaurant closures and impairment charges recognized in prior fiscal years.

Impairment and Disposal Charges, net

During the first quarter of 2011, impairment and disposal charges, net were $0.2 million, or 0.1 percent of revenue, as compared to $3.1 million, or 1.2 percent of revenue, in the same prior-year period. Charges during the first fiscal quarter of 2011 relate to exit and disposal costs associated with previously closed restaurants of $0.1 million. Charges during first fiscal quarter of 2010 relate to impairment charges for two O’Charley’s restaurants closed during 2010.  In addition, we recorded exit and disposal costs of $0.6 million relating to three Ninety Nine restaurants that were closed during the first quarter of fiscal 2010 and one O’Charley’s restaurant that was previously closed.

Interest Expense, Net

 Interest expense for the first quarter of 2011 was $3.3 million, or 1.3 percent of revenue, compared to $4.0 million, or 1.5 percent of revenue, in the same prior-year period. The reduction in expense reflects our lower debt levels as we repurchased approximately $9.8 million in principal amount of bonds in the first quarter of 2010. In addition, the first quarter of fiscal 2010 included charges associated with the repurchase of our bonds for premiums and the write-off of previously unamortized financing costs. At the end of the first quarter of 2011, we had $115.2 million of Senior Notes, a cash balance of $36.5 million and no drawings on our revolving line of credit.

Income Taxes

Our provision for income taxes in the first quarter of 2011 was  less than $0.1 million, a rate of approximately 2.0 percent, versus a tax expense of $0.8 million in the same prior-year period.  Under GAAP, we are required to apply our estimated full year tax rate to our pre-tax income (loss) on a year-to-date basis in each interim period.   Under ASC 740-270-30-18, companies should not apply the estimated full year tax rate to interim financial results if the estimated full-year tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on our current projections, a small change in pre-tax earnings would result in a material change in the estimated annual effective tax rate, producing significant variations in the customary relationship between income tax expense and pre-tax accounting income in interim periods.  As such, we have recorded a tax expense for the first quarter of 2011 based on the actual year-to-date results, in accordance with ASC 740-270-30-18.  The change in the effective tax rate from fiscal 2010 to fiscal 2011 is the result of fluctuations in pre-tax net income (loss) and the related rate impacts of federal tax credits, as well as changes in the fiscal 2011 valuation allowance reserves.  Additionally, there was no income tax benefit related to discontinued operations for first quarter 2011, compared to an income tax benefit of less than $0.1 million in the prior-year period.

Loss from Discontinued Operations, Net

During fiscal 2010, we closed nine restaurants that were treated as discontinued operations. During the 16-week period ended April 17, 2011, we recorded a $0.1 million loss from discontinued operations, net of taxes, compared to a loss of $2.8 million during the 16-week period ended April 18, 2010. The $0.1 million net loss recorded for the 16-week period ended April 17, 2011 represents $0.4 million in exit and disposal charges related to certain of these nine restaurants partly offset by a $0.3 million gain on the sale of an O’Charley’s restaurant location. The $2.8 million net loss recorded for the 16-week period ended April 18, 2010, represents asset impairment charges of $2.4 million and a $0.4 million net loss from operations related to these nine restaurants.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital have historically been cash provided by operations, borrowings under our credit facilities and capital leases. Our principal capital needs have historically arisen from property and equipment additions, acquisitions, and payments on long-term debt and capitalized lease obligations. In addition, we lease a substantial number of our restaurants under operating leases and have substantial operating lease obligations. Like many restaurant companies, our working capital has historically had current liabilities in excess of current assets due to collection of our sales being received in four days or less while our typical accounts payable turnover, excluding food invoices, is over a longer period of time.  We do not believe this indicates a lack of liquidity. We have slowed our restaurant development in recent years in order to focus on improving the performance of our existing restaurants and reducing our debt. We have no plans to develop any new restaurants in 2011.

The following table presents a summary of our cash flows for the 16 weeks ended April 17, 2011 and April 18, 2010:
	April 17, 2011	April 18, 2010
	(In thousands)
Net cash provided by operating activities	$9,283	$22,249
Net cash used in investing activities	(2,027)	(2,965)
Net cash used in financing activities	(463)	(12,200)
Net increase in cash and cash equivalents	$6,793	$7,084

Net cash provided by operating activities during the 16 weeks ended April 17, 2011 was $9.3 million, a decrease of $13.0 million from the same prior-year period.  This reduction in net cash provided by operating activities is due to a $3.0 million reduction in net earnings, after adjusting for non-cash charges, and a $10.0 million use of cash due to the net change in working capital and other long-term assets and liabilities over the same prior-year period. The $3.0 million reduction in net earnings, after adjusting for non-cash charges,  is primarily due to a $6.1 million change in net earnings (loss) offset by a $5.7 million change in impairment and disposal charges, net, as well as a $2.0 million change in depreciation and amortization and a $0.5 million change in share-based compensation. Of the $5.7 million change in impairment and disposal charges, net, $3.1 is related to continuing operations while the remaining $2.6 is related to discontinued operations. The $10.0 million use of cash is primarily due to the payment timing of accounts payable and a larger increase in credit card receivables as compared to the prior-year fiscal quarter.

Net cash used in investing activities primarily consists of investments in property, plant and equipment net of any proceeds received from the sale of assets. During the 16 weeks ended April 17, 2011, we sold a previously closed property and received proceeds of $1.0 million. In 2011 and 2010, net cash flows used by investing activities included capital expenditures incurred principally for improvements to existing restaurants and technological improvements in our information systems. The Company financed certain technology equipment using capital leases during the 16 weeks ended April 17, 2011. The Company did not finance any capital expenditures using capital leases during the 16 weeks ended April 18, 2010. Capital expenditures for the 16 weeks ended April 17, 2011 and April 18, 2010 were as follows:

	April 17, 2011	April 18, 2010
	(In thousands)
Remodel capital expenditures	$826	$843
Other capital expenditures	2,390	2,127
Total capital expenditures	$3,216	$2,970

For fiscal 2011 we are projecting capital expenditures of approximately $16.0 million.

Net cash used in financing activities was minimal during the 16 weeks ended April 17, 2011. Net cash used in financing activities during the 16 weeks ended April 18, 2010 includes the repurchase of $9.8 million in face value of our Senior Notes.

We believe that our various sources of capital, including cash flow from operating activities, and availability under our revolving credit facility, are adequate to fund our capital requirements for at least the next twelve months. As of the end of the first quarter of fiscal 2011, our remaining borrowing capacity under our credit facility, net of $11.7 million of outstanding letters of credit, was $33.3 million.  We do not expect to rely on our credit facility as a significant source of funds during 2011. As our $115.2 million of Senior Notes mature in November 2013, the Company is currently reviewing its refinancing options with consideration of market conditions, liquidity requirements, contractual restrictions and other factors and will evaluate opportunities for potential debt repayments prior to the debt becoming current in November 2012. As such, we may seek to retire or purchase outstanding debt in the open market, privately negotiated transactions or otherwise.

On January 26, 2010, we entered into a Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The maximum borrowing capacity of this Credit Agreement is $45 million.  The maximum adjusted leverage ratio is 5.25.  Our adjusted leverage ratio is the relationship between our total adjusted debt, net of our cash balance in excess of a specified minimum, and our earnings before interest, taxes, depreciation, amortization and rent expense (“EBITDAR”) over the preceding twelve months. EBITDAR is adjusted by certain non-cash and non-recurring charges such as asset impairments, severance, relocation and share-based compensation expenses. Under the Credit Agreement, we are permitted to repurchase our Senior Notes subject to certain limitations. The Credit Agreement permits sale-leaseback transactions, subject to certain limitations.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 26, 2010, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, trademarks, impairment of long-lived assets, and income taxes.  We consider an accounting policy to be critical if it is most important to the portrayal of our consolidated financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 16 weeks of 2011, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of April 17, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2010. As of April 17, 2011 and December 26, 2010, we had no amounts outstanding on our revolving credit facility.

Outlook

For the second quarter of 2011, we are forecasting total revenue of between $190 million and $195 million, income/loss from operations of between a loss of $1 million and income of $2 million, and adjusted EBITDA of between $9 million and $12 million. Our first quarter is a 16 week quarter, while our second through fourth quarters are each 12 weeks.  Based on historically seasonal financial patterns, average weekly sales per restaurant are typically higher in the first quarter than in subsequent quarters and we typically generate a disproportionate share of our income from operations and adjusted EBITDA in the first quarter.

Impact of Inflation

The impact of inflation on the cost of food, labor, equipment, land, construction, and fuel/energy could adversely affect our operations. A majority of our employees are paid hourly rates related to federal and state minimum wage laws. The federal government and several states have instituted or are considering changes to their minimum wage and/or benefit related laws which, if and when enacted, could have an adverse impact on our payroll and benefit costs. In addition, most of our leases require us to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. Commodity inflation can have a significant impact on our operating costs. We attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at our restaurants.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities and fluctuations in commodity prices. Our fixed-rate debt consists primarily of capitalized lease obligations and the Senior Notes. A significant portion of our debt is at a fixed-rate; therefore a one percent fluctuation in interest rates is not expected to have a material impact on our results of operations.

We purchase certain commodities such as beef, pork, poultry, seafood, produce, and dairy. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short-term in nature. We have locked in substantially all of our requirements for poultry and approximately half of our beef and seafood requirements for the remainder of 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended April 17, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in our Form 10-K for the year ended December 26, 2010, on September 30, 2010, a jury in the matter of Evelyn Y. Davis v. O’Charley’s, Inc. in Mobile County, Alabama Circuit Court, Civil Action No. 2008-900315, rendered a verdict in favor of the plaintiff, awarding damages in the amount of approximately $1.8 million. The plaintiff in this matter alleged claims relating to injury suffered from a “slip and fall” at one of our O’Charley’s restaurants. We filed an appeal in the matter, and pending such appeal, on April 7, 2011 the parties reached a confidential settlement agreement and release of claims. The settlement amount was covered by our insurance policies, subject to a self-insured retention of $250,000.

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

Item 1A. Risk Factors

Various risks and uncertainties could affect our business. These risks are described elsewhere in this report and our other filings with the Commission, including our Annual Report on Form 10-K for the year ended December 26, 2010. The risks identified in the Annual Report on Form 10-K for the year ended December 26, 2010 have not changed in any material respect during our fiscal quarter ended April 17, 2011.

 Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended April 17, 2011 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/27/10-01/23/11	127	$7.75	—	—
01/24/11-02/20/11	23,705	6.28	—	—
02/21/11-03/20/11	1,818	6.07	—	—
03/21/11-04/17/11	450	6.18	—	—
Total	26,100	$6.27	—	—

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

Item 6. Exhibits

No.	Description
31.1	Certification of David W. Head, President and Chief Executive Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of R. Jeffrey Williams, Interim Chief Financial Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of David W. Head, President and Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of R. Jeffrey Williams, Interim Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Company Name

Date: May 27, 2011	By:	/s/DAVID W. HEAD
David W. Head
President and Chief Executive Officer

By:	/s/R. JEFFREY WILLIAMS
R. Jeffrey Williams
Interim Chief Financial Officer and Treasurer