Form 10-Q
period 2011-07-10
O CHARLEYS INC
filed 2011-08-11
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 10, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2011

Common Stock, no par value	21,889,921 shares

O’Charley’s Inc.
Form 10-Q

EX-31.1 Section 302 Certification of the Chief Executive Officer
EX-31.2 Section 302 Certification of the Chief Financial Officer
EX-32.1 Section 906 Certification of the Chief Executive Officer
EX-32.2 Section 906 Certification of the Chief Financial Officer
EX-101.INS XBRL Instance Document
EX-101.SCH XBRL Schema Document
EX-101.CAL XBRL Calculation Linkbase Document
EX-101.DEF XBRL Definition Linkbase Document
EX-101.LAB XBRL Label Linkbase Document
EX-101.PRE XBRL Presentation Linkbase Document

PART I — FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 10,	December 26,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$34,595	$29,693
Trade accounts receivable, net	11,361	12,080
Income taxes receivable	3,085	2,851
Inventories	8,383	9,071
Assets held for sale	4,847	4,847
Other current assets	7,132	4,201
Total current assets	69,403	62,743

Property and equipment, net of accumulated depreciation of $396,460 and $379,580, respectively	305,382	320,011
Trade names and other intangible assets	25,946	25,946
Other assets	11,426	14,041
Total Assets	$412,157	$422,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$7,329	$8,211
Accrued payroll and related expenses	15,907	14,639
Accrued expenses	24,470	24,314
Deferred revenue	6,489	17,584
Federal, state and local taxes	14,741	9,998
Current portion of long-term debt and capitalized lease obligations	789	1,710
Total current liabilities	69,725	76,456

Deferred income taxes	3,791	4,034
Other liabilities	41,879	46,853
Long-term debt and capitalized lease obligations, less current portion	116,841	117,164

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000 shares; issued and outstanding,
21,890 in 2011 and 21,713 in 2010	167,295	165,547
Retained earnings	12,626	12,687
Total shareholders’ equity	179,921	178,234
Total Liabilities and Shareholders’ Equity	$412,157	$422,741

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
12 Weeks Ended July 10, 2011 and July 11, 2010
(in thousands, except per share data)
(Unaudited)
	2011	2010

Revenues:
Restaurant sales	$193,069	$190,679
Franchise and other revenue	224	239
	193,293	190,918
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	61,425	56,561
Payroll and benefits	67,475	67,103
Restaurant operating	39,946	39,446
Cost of restaurant sales, exclusive of depreciation and	168,846	163,110
amortization shown separately below

Advertising and marketing	8,119	7,869
General and administrative	7,589	10,190
Depreciation and amortization of property and equipment	8,559	9,860
Impairment and disposal charges, net	(523)	126
	192,590	191,155
Income (Loss) from Operations	703	(237)

Other Expense (Income):
Interest expense, net	2,576	2,874
Other, net	(1)	(1)
	2,575	2,873
Loss from Continuing Operations Before Income Taxes	(1,872)	(3,110)
Income Tax Benefit	(174)	(852)
Loss from Continuing Operations	(1,698)	(2,258)
Loss from Discontinued Operations, Net	(145)	(266)
Net Loss	$(1,843)	$(2,524)

Net Loss Attributable to Common Shareholders – basic:
Loss from Continuing Operations	$(0.08)	$(0.11)
Loss from Discontinued Operations, Net	(0.01)	(0.01)
Net Loss Attributable to Common Shareholders	$(0.09)	$(0.12)

Net Loss Attributable to Common Shareholders – diluted:
Loss from Continuing Operations	$(0.08)	$(0.11)
Loss from Discontinued Operations, Net	(0.01)	(0.01)
Net Loss Attributable to Common Shareholders	$(0.09)	$(0.12)

Weighted Average Shares Used to Compute Net Loss Attributable to Common Shareholders:
Basic	21,547	21,230
Diluted	21,547	21,230

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
28 Weeks Ended July 10, 2011 and July 11, 2010
(in thousands, except per share data)
(Unaudited)
	2011	2010

Revenues:
Restaurant sales	$457,794	$457,446
Franchise and other revenue	545	572
	458,339	458,018
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	143,952	134,709
Payroll and benefits	158,341	159,940
Restaurant operating	92,416	93,130
Cost of restaurant sales, excluding depreciation and
amortization shown separately below	394,709	387,779

Advertising and marketing	19,224	19,542
General and administrative	18,638	21,138
Depreciation and amortization of property and equipment	20,161	23,303
Impairment and disposal charges, net	(361)	3,255
Pre-opening	—	7
	452,371	455,024
Income from Operations	5,968	2,994

Other Expense:
Interest expense, net	5,914	6,918
Other, net	3	1
	5,917	6,919
Income (Loss) from Continuing Operations Before Income Taxes	51	(3,925)
Income Tax Benefit	(136)	(78)
Income (Loss) from Continuing Operations	187	(3,847)
Loss from Discontinued Operations, Net	(248)	(3,021)
Net Loss	$(61)	$(6,868)

Net Income Available (Loss) Attributable to Common Shareholders – basic:
Income (Loss) from Continuing Operations	$0.01	$(0.18)
Loss from Discontinued Operations, Net	(0.01)	(0.14)
Net Loss Attributable to Common Shareholders	$0.00	$(0.32)

Net Income Available (Loss) Attributable to Common Shareholders – diluted:
Income (Loss) from Continuing Operations	$0.01	$(0.18)
Loss from Discontinued Operations, Net	(0.01)	(0.14)
Net Loss Attributable to Common Shareholders	$0.00	$(0.32)

Weighted Average Shares Used to Compute Net Loss Attributable to Common Shareholders:
Basic	21,461	21,136
Diluted	21,461	21,136

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
28 Weeks Ended July 10, 2011 and July 11, 2010
(in thousands)
(Unaudited)
	2011	2010

Cash Flows from Operating Activities:
Net Loss	$(61)	$(6,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,161	23,566
Amortization of debt issuance costs and swap termination payment	208	552
Share-based compensation	1,562	2,211
Loss on early extinguishment of debt	—	198
Amortization of deferred gain on sale-leasebacks	(569)	(569)
Deferred income taxes and other income tax related items	385	(924)
Loss on the sale of assets	92	52
Impairment and disposal charges, net	(686)	5,678
Changes in assets and liabilities:
Trade accounts and other receivables	719	3,184
Income taxes receivable	(234)	(575)
Inventories	688	1,830
Other current assets	(2,931)	(1,811)
Trade accounts payable	(895)	2,758
Deferred revenue	(11,095)	(11,352)
Accrued payroll, accrued expenses, and federal, state and local taxes	5,244	6,474
Other long-term assets and liabilities	(1,774)	(1,220)
Net cash provided by operating activities	10,814	23,184

Cash Flows from Investing Activities:
Additions to property and equipment	(6,503)	(7,661)
Proceeds from the sale of assets	1,305	1,131
Other, net	86	1
Net cash used in investing activities	(5,112)	(6,529)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(961)	(1,168)
Repurchase of senior notes	—	(9,993)
Debt issuance costs	(25)	(1,640)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	335	388
Shares tendered and retired for minimum tax withholdings	(165)	(271)
Excess tax benefit from share-based payments	16	6
Dividends paid	—	(2)
Net cash used in financing activities	(800)	(12,680)
Increase in cash and cash equivalents	4,902	3,975
Cash and cash equivalents at beginning of the period	29,693	21,880
Cash and cash equivalents at end of the period	$34,595	$25,855

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
28 Weeks Ended July 10, 2011
(in thousands)
(Unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance, December 26, 2010	21,713	$165,547	$12,687	$178,234
Comprehensive loss:
Net loss		—	(61)	(61)
Shares issued under CHUX Ownership Plan and exercise of stock options	71	335	—	335
Shares tendered and retired for minimum tax withholdings	(26)	(165)	—	(165)
Excess tax benefit from share-based payments	—	16	—	16
Share-based compensation expense	132	1,562	—	1,562
Balance, July 10, 2011	21,890	$167,295	$12,626	$179,921

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12 and 28 Weeks Ended July 10, 2011 and July 11, 2010
(Unaudited)

A.	BASIS OF PRESENTATION

O’Charley’s Inc. (the “Company”) operates 221 (at July 10, 2011) full-service restaurant facilities in 17 states in the East, Southeast and Midwest under the trade name “O’Charley’s,” 106 full-service restaurant facilities in seven states throughout New England and upstate New York under the trade name “Ninety Nine Restaurants,” and 10 full-service restaurant facilities in six states in the Southeast and Midwest under the trade name “Stoney River Legendary Steaks.” As of July 10, 2011, the Company had six franchised O’Charley’s restaurants in four states.

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

During the 12 week period ended July 10, 2011, the Company recorded a $0.1 million loss from discontinued operations, net of taxes, which represents exit and disposal costs, partly offset by a minimal net gain on the sale of the remaining assets from two O’Charley’s restaurant locations. During the 12 week period ended July 11, 2010, the Company recorded a $0.3 million loss from discontinued operations, net of taxes, which represents net loss from operations. During the 28 week period ended July 10, 2011, the Company recorded a $0.2 million loss from discontinued operations, net of taxes, which represents $0.5 million of exit and disposal costs, partly offset by a $0.3 million gain on the sale of an O’Charley’s restaurant location as well as a minimal net gain on the sale of the remaining assets from two O’Charley’s restaurant locations. During the 28 week period ended July 11, 2010, the Company recorded a $3.0 million loss from discontinued operations, net of taxes, which represents $2.4 million in asset impairments and a $0.6 million net loss from operations.

The results of discontinued operations for the 12 and 28 week periods ended July 10, 2011 and July 11, 2010 were as follows (in thousands):

	12 Weeks Ended		28 Weeks Ended
	July 10,	July 11,	July 10,	July 11,
	2011	2010	2011	2010

Revenues	—	3,169	—	7,555
Loss before income taxes	(145)	(296)	(248)	(3,077)
Income tax benefit	—	(30)	—	(56)
Net Loss	(145)	(266)	(248)	(3,021)

C.	FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Fair Value of Financial Instruments” (“ASC 825”), requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of ASC 825 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments, such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of July 10, 2011 and December 26, 2010.  Book value approximates fair value for substantially all of the Company’s financial assets and liabilities that fall under the scope of ASC 825, except for the Company’s nine percent senior subordinated notes (the “Senior Notes”). The fair value of the Senior Notes was $116.9 million and $116.4 million as of July 10, 2011 and December 26, 2010, respectively, compared to the carrying value of $115.2 million as of both July 10, 2011 and December 26, 2010. The fair value of the Senior Notes was based on quoted market prices as of the last day of the second quarter of fiscal 2011 and the last day of fiscal 2010.

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

There were no transfers among levels within the fair value hierarchy during the 12 and 28 week periods ended July 10, 2011 or during the same prior-year periods. Assets measured at fair value on a recurring basis are summarized in the table below (in thousands):

	Fair Value Measurement
Description	Level	July 10, 2011	December 26, 2010

Deferred compensation plan assets/liabilities	1	$4,056	$4,227

The deferred compensation plan assets are comprised of various investment funds, which are valued based upon their quoted market prices.

There were no significant adjustments to assets and liabilities measured at fair value on a nonrecurring basis during the second quarter of fiscal 2011. In certain prior periods significant adjustments were made to assets and liabilities where observable inputs were not available. As such, when future positive cash flows are projected, but less than the carrying value, Level 3 fair value is determined by projected future discounted cash flows for each restaurant location. The discount rate is the Company’s weighted average borrowing rate on outstanding debt, which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable for the restaurant.

D.	IMPAIRMENT AND DISPOSAL CHARGES, NET

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the 12 week period ended July 10, 2011, the Company recorded a net gain of $0.5 million due to reductions of previously closed locations future lease obligations of $0.7 million, partly offset by $0.2 million of exit and disposal costs, as compared to a $0.1 million charge in the same prior-year period. During the 28 week period ended July 10, 2011, the Company recorded a net gain of $0.4 million due to reductions of previously closed locations future lease obligations of $0.6 million, partly offset by $0.2 million of exit and disposal costs, as compared to a $3.3 million charge in the same prior-year period.

During the 12 and 28 week periods ended July 10, 2011, there are exit and disposal costs included in continuing and discontinued operations associated with lease obligations from previously closed restaurants and the Bellingham, Massachusetts distribution center. These locations currently have operating lease obligations with lease termination dates ranging from 2011 to 2021. The liability associated with the lease obligations is included in accrued expenses and other long-term liabilities on the unaudited interim consolidated balance sheet as of July 10, 2011.

A reconciliation of the liability balance is summarized in the table below (in millions):

Exit and Disposal Liability
Balance, December 26, 2010	$4.8
Exit and Disposal Costs- Continuing Operations	(0.6)
Payments- Continuing Operations	(1.2)
Payments- Discontinued Operations	(0.5)
Balance, July 10, 2011	$2.5

E.	SHARE-BASED COMPENSATION

Total net share-based compensation expense was $0.7 million and $1.6 million for the 12 and 28 week periods ended July 10, 2011, respectively, compared to $0.8 million and $2.2 million for the 12 and 28 week periods ended July 11, 2010, respectively. The Company’s net share-based compensation expense primarily consisted of expense associated with restricted stock awards and, to a lesser extent, expenses associated with unvested stock options and the Company’s employee share purchase plan.

During the 12 and 28 week periods ended July 10, 2011, the Company issued 151,770 shares of restricted stock awards to its Board of Directors and certain other employees. The Company also issued 133,500 and 193,500 shares of non-qualified stock options to certain members of senior management during the 12 and 28 week periods ended July 10, 2011, respectively. As of July 10, 2011, there were 1.7 million options outstanding and 0.3 million restricted stock awards outstanding.

F.   LONG-TERM DEBT

On January 26, 2010 the Company entered into its Third Amended and Restated Credit Agreement (the “Credit Agreement”). The maximum borrowing capacity under the Credit Agreement is $45 million. The maximum adjusted leverage ratio is 5.25. Under the Credit Agreement, the Company is permitted to repurchase its Senior Notes due in 2013, subject to certain limitations. The Credit Agreement also permits sale-leaseback transactions, subject to certain limitations. At July 10, 2011, the Company had no amounts outstanding on its revolving credit facility and $11.7 million outstanding in letters of credit, which reduced its available borrowing capacity under the Credit Agreement to $33.3 million. The $117.6 million of debt recorded on the unaudited interim consolidated balance sheet as of July 10, 2011 is comprised of $115.2 million in Senior Notes, $1.5 million related to a swap termination agreement and $0.9 million in capital leases.

G.   NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

The following is a reconciliation of the Company’s basic and diluted loss per share calculation. As the Company incurred a net loss in the 12 and 28 week periods ended July 10, 2011, the weighted average common shares outstanding used in the determination of basic loss per common share are used for the diluted loss per common share as well.

	12 Weeks Ended		28 Weeks Ended
	July 10,	July 11,	July 10,	July 11,
	2011	2010	2011	2010
(in thousands, except per share data)

(Loss) Income from Continuing Operations	$(1,698)	$(2,258)	$187	$(3,847)
Loss from Discontinued Operations, Net	(145)	(266)	(248)	(3,021)
Net Loss	$(1,843)	$(2,524)	$(61)	$(6,868)

Weighted average common shares outstanding:
Basic	21,547	21,230	21,461	21,136
Diluted	21,547	21,230	21,461	21,136

Net (Loss) Attributable Income Available to Common Shareholders – basic:
(Loss) Income from Continuing Operations	$(0.08)	$(0.11)	$0.01	$(0.18)
Loss from Discontinued Operations, Net	(0.01)	(0.01)	(0.01)	(0.14)
Net Loss Attributable to Common Shareholders	$(0.09)	$(0.12)	$0.00	$(0.32)

Net (Loss) Attributable Income Available to Common Shareholders – diluted:
(Loss) Income from Continuing Operations	$(0.08)	$(0.11)	$0.01	$(0.18)
Loss from Discontinued Operations, Net	(0.01)	(0.01)	(0.01)	(0.14)
Net Loss Attributable to Common Shareholders	$(0.09)	$(0.12)	$0.00	$(0.32)

Options for 1.7 million shares were excluded from the 12 and 28 week periods ended July 10, 2011 diluted weighted average share calculations and options for 1.9 million shares were excluded from the 12 and 28 weeks ended July 11, 2010, due to these shares being anti-dilutive.  In addition, restricted stock awards for 0.3 million shares were excluded from the 12 and 28 weeks ended July 10, 2011 diluted weighted average share calculations and 0.4 million shares were excluded from the 12 and 28 weeks ended July 11, 2010 diluted weighted average share calculations, due to these shares being anti-dilutive.

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

I.    ASSETS HELD FOR SALE

As of July 10, 2011, the $4.8 million shown in assets held for sale on the unaudited interim consolidated balance sheet consisted of the assets related to nine restaurants closed in the fourth quarter of 2010, five liquor licenses from restaurants closed in the fourth quarter of 2010, assets related to a site previously subleased which the Company no longer intends to sublease and assets related to a site the Company no longer plans to utilize.  The Company ceases recognizing depreciation expense for all assets that are being held for sale.

J.    INCOME TAXES

During the second quarter ended July 10, 2011, the Company performed its quarterly assessment of its net deferred tax assets. Under ASC 740, “Income Taxes” (“ASC 740”), companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.    The Company has a three-year cumulative pre-tax loss.   In evaluating all of the positive and negative evidence in determining that a valuation allowance was required, pursuant to ASC 740, the Company evaluated future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, if applicable, and tax planning strategies, and compared the likelihood of these sources of income in light of the recent pre-tax losses and determined that it is more likely than not that the Company will not be able to realize substantially all of its net deferred tax assets in the future. A cumulative pre-tax loss is given considerably more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome.

Under ASC 740, companies are required to apply their estimated full year tax rate on a year to date basis in each interim period. Under ASC 740-270-30-18, companies should not apply the estimated full year tax rate to interim financial results if the estimated full-year tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on the Company’s current projections, a small change in pre-tax earnings would result in a material change in the estimated annual effective rate, producing significant variations in the customary relationship between income tax expense and pre-tax accounting income in interim periods.  As such, the Company recorded a tax expense for the second quarter of 2011 based on the actual year-to-date results, in accordance with ASC 740-270-30-18.

For the 12 and 28 weeks ended July 10, 2011, the Company has recorded an income tax benefit from continuing operations of $0.2 million and $0.1 million, respectively, compared to tax benefits of $0.9 million and $0.1 million in the comparable prior-year periods. The change in the effective tax rate from fiscal 2010 to fiscal 2011 is the result of fluctuations in pre-tax net income (loss), as well as changes in the fiscal 2011 valuation allowance.  Additionally, there was no income tax benefit related to discontinued operations for second quarter 2011, compared to an income tax benefit of less than $0.1 million in the prior-year period.  The Company estimates that its tax credits, which are primarily the FICA (Social Security and Medicare taxes) tip credits, are $3.8 million through the second quarter of 2011.  The FICA tip credit is a non-refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips.

K.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its first quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

L.    SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of July 10, 2011 and December 26, 2010 and for the 12 and 28 week periods ended July 10, 2011 and July 11, 2010.

Consolidating Balance Sheet
As of July 10, 2011
(Unaudited)
			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantor	Adjustments	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$718	$33,877	$—	$34,595
Trade accounts receivable, net	5,656	6,433	(728)	11,361
Income taxes receivable	—	3,085	—	3,085
Intercompany (payable) receivable	(273,586)	243,100	30,486	—
Inventories	3,825	4,558	—	8,383
Assets held for sale	3,334	1,513	—	4,847
Other current assets	2,799	2,781	1,552	7,132
Total current (liabilities) assets	(257,254)	295,347	31,310	69,403

Property and equipment, net	218,862	86,520	—	305,382
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	208,647	29,012	(226,233)	11,426
Total Assets (Liabilities)	$170,280	$436,800	$(194,923)	$412,157

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$6,561	$(1,413)	$2,181	$7,329
Accrued payroll and related expenses	11,879	4,028	—	15,907
Accrued expenses	18,485	6,713	(728)	24,470
Deferred revenue	—	7,118	(629)	6,489
Federal, state and local taxes	(12,086)	26,827	—	14,741
Current portion of long-term debt and capitalized
lease obligations	724	65	—	789
Total current liabilities (assets)	25,563	43,338	824	69,725

Deferred income taxes	3,791	—	—	3,791
Other liabilities	22,519	19,260	100	41,879
Long-term debt and capitalized lease obligations,
less current portion	141,364	134	(24,657)	116,841

Shareholders’ Equity (Deficit):
Common stock	124,919	343,431	(301,055)	167,295
Retained (deficit) earnings	(147,876)	30,637	129,865	12,626
Total shareholders’ (deficit) equity	(22,957)	374,068	(171,190)	179,921
Total Liabilities and Shareholders’ Equity (Deficit)	$170,280	$436,800	$(194,923)	$412,157

Consolidating Balance Sheet
As of December 26, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$1,744	$27,949	$—	$29,693
Trade accounts receivable, net	6,659	5,639	(218)	12,080
Income taxes receivable	—	2,851	—	2,851
Intercompany (payable) receivable	(277,713)	247,227	30,486	—
Inventories	4,045	5,026	—	9,071
Assets held for sale	3,828	1,019	—	4,847
Other current assets	1,733	2,468	—	4,201
Total current (liabilities) assets	(259,704)	292,179	30,268	62,743

Property and equipment, net	226,929	93,082	—	320,011
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	210,649	29,624	(226,232)	14,041
Total Assets (Liabilities)	$177,899	$440,806	$(195,964)	$422,741

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$7,502	$80	$629	$8,211
Accrued payroll and related expenses	10,630	4,009	—	14,639
Accrued expenses	17,708	6,824	(218)	24,314
Deferred revenue	—	18,213	(629)	17,584
Federal, state and local taxes	(14,382)	24,380	—	9,998
Current portion of long-term debt and capitalized
lease obligations	1,567	143	—	1,710
Total current liabilities (assets)	23,025	53,649	(218)	76,456

Deferred income taxes	4,034	—	—	4,034
Other liabilities	25,901	20,852	100	46,853
Long-term debt, less current portion	141,613	207	(24,656)	117,164

Shareholders’ Equity (Deficit):
Common stock	123,171	343,431	(301,055)	165,547
Retained (deficit) earnings	(139,845)	22,667	129,865	12,687
Total shareholders’ (deficit) equity	(16,674)	366,098	(171,190)	178,234
Total Liabilities and Shareholders’ Equity (Deficit)	$177,899	$440,806	$(195,964)	$422,741

Consolidating Statement of Operations
12 Weeks Ended July 10, 2011
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated

	(in thousands)

Revenues:
Restaurant sales	$109,004	$80,948	$3,117	$193,069
Franchise and other revenue	159	65	—	224
	109,163	81,013	3,117	193,293

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	34,931	25,327	1,167	61,425
Payroll and benefits	39,973	29,224	(1,722)	67,475
Restaurant operating	21,607	15,173	3,166	39,946
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	96,511	69,724	2,611	168,846

Advertising and marketing	—	8,090	29	8,119
General and administrative	1,212	6,515	(138)	7,589
Depreciation and amortization of property and equipment	4,845	3,620	94	8,559
Impairment and disposal charges, net	(59)	(464)	—	(523)
	102,509	87,485	2,596	192,590
Income (Loss) from Operations	6,654	(6,472)	521	703
Other Expense (Income):
Interest expense, net	2,449	127	—	2,576
Other, net	8,441	(8,442)	—	(1)
	10,890	(8,315)	—	2,575
(Loss) Income from Continuing Operations Before Income Taxes	(4,236)	1,843	521	(1,872)
Income Tax Benefit	(156)	(18)	—	(174)
(Loss) Income from Continuing Operations	(4,080)	1,861	521	(1,698)
Income (Loss) from Discontinued Operations, net	4	(149)	—	(145)
Net (Loss) Income	$(4,076)	$1,712	$521	$(1,843)

Consolidating Statement of Operations
12 Weeks Ended July 11, 2010
(Unaudited)
			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated

	(in thousands)
Revenues:
Restaurant sales	$108,117	$79,541	$3,021	$190,679
Franchise and other revenue	157	82	—	239
	108,274	79,623	3,021	190,918

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	31,832	23,623	1,106	56,561
Payroll and benefits	40,334	28,651	(1,882)	67,103
Restaurant operating	20,839	15,294	3,313	39,446
Cost of restaurant sales, exclusive of depreciation
and amortization shown separately below	93,005	67,568	2,537	163,110

Advertising and marketing	—	7,833	36	7,869
General and administrative	1,348	9,013	(171)	10,190
Depreciation and amortization of property and equipment	5,504	4,243	113	9,860
Impairment and disposal charges, net	116	10	—	126
	99,973	88,667	2,515	191,155
Income (Loss) from Operations	8,301	(9,044)	506	(237)
Other Expense (Income):
Interest expense, net	2,740	134	—	2,874
Other, net	(1)	—	—	(1)
	2,739	134	—	2,873
Income (Loss) from Continuing Operations Before Income Taxes	5,562	(9,178)	506	(3,110)
Income Tax Benefit	(501)	(351)	—	(852)
Income (Loss) from Continuing Operations	6,063	(8,827)	506	(2,258)
Loss from Discontinued Operations, Net	(80)	(186)	—	(266)
Net Income (Loss)	$5,983	$(9,013)	$506	$(2,524)

Consolidating Statement of Operations
28 Weeks Ended July 10, 2011
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated

	(in thousands)

Revenues:
Restaurant sales	$260,342	$189,866	$7,586	$457,794
Franchise and other revenue	373	172	—	545
	260,715	190,038	7,586	458,339

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	82,984	58,152	2,816	143,952
Payroll and benefits	94,125	68,103	(3,887)	158,341
Restaurant operating	48,885	36,207	7,324	92,416
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	225,994	162,462	6,253	394,709

Advertising and marketing	—	19,157	67	19,224
General and administrative	2,903	16,053	(318)	18,638
Depreciation and amortization of property and equipment	11,500	8,440	221	20,161
Impairment and disposal charges, net	31	(392)	—	(361)
	240,428	205,720	6,223	452,371
Income (Loss) from Operations	20,287	(15,682)	1,363	5,968
Other Expense (Income):
Interest expense, net	5,620	294	—	5,914
Other, net	23,072	(23,069)	—	3
	28,692	(22,775)	—	5,917
(Loss) Income from Continuing Operations Before Income Taxes	(8,405)	7,093	1,363	51
Income Tax (Benefit) Expense	(147)	11	—	(136)
(Loss) Income from Continuing Operations	(8,258)	7,082	1,363	187
Income (Loss) from Discontinued Operations, Net	215	(463)	—	(248)
Net (Loss) Income	$(8,043)	$6,619	$1,363	$(61)

Consolidating Statement of Operations
28 Weeks Ended July 11, 2010
(Unaudited)
			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)

Revenues:
Restaurant sales	$263,068	$187,110	$7,268	$457,446
Franchise and other revenue	368	204	—	572
	263,436	187,314	7,268	458,018

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	77,195	54,884	2,630	134,709
Payroll and benefits	96,481	67,572	(4,113)	159,940
Restaurant operating	49,189	36,360	7,581	93,130
Cost of restaurant sales, exclusive of depreciation
and amortization shown separately below	222,865	158,816	6,098	387,779

Advertising and marketing	—	19,459	83	19,542
General and administrative	3,075	18,496	(433)	21,138
Depreciation and amortization of property and equipment	13,077	9,948	278	23,303
Impairment and disposal charges, net	2,717	538	—	3,255
Pre-opening	—	7	—	7
	241,734	207,264	6,026	455,024
Income (Loss) from Operations	21,702	(19,950)	1,242	2,994
Other Expense:
Interest expense, net	6,602	316	—	6,918
Other, net	1	—	—	1
	6,603	316	—	6,919
Income (Loss) from Continuing Operations Before Income Taxes	15,099	(20,266)	1,242	(3,925)
Income Tax Expense (Benefit)	20	(98)	—	(78)
Income (Loss) from Continuing Operations	15,079	(20,168)	1,242	(3,847)
Loss from Discontinued Operations, Net	(2,636)	(385)	—	(3,021)
Net Income (Loss)	$12,444	$(20,553)	$1,242	$(6,868)

Consolidating Statement of Cash Flows
28 Weeks Ended July 10, 2011
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)

Cash Flows from Operating Activities:
Net (loss) income	$(8,043)	$6,619	$1,363	$(61)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,500	8,440	221	20,161
Amortization of debt issuance costs and swap termination payment	208	—	—	208
Share–based compensation	1,562	—	—	1,562
Amortization of deferred gain on sale-leasebacks	(569)	—	—	(569)
Deferred income taxes and other income tax related items	385	—	—	385
Loss on the sale of assets	—	76	16	92
Impairment and disposal charges, net	(460)	(226)	—	(686)
Changes in assets and liabilities:
Trade accounts and other receivables	1,005	(796)	510	719
Income taxes receivable	—	(234)	—	(234)
Inventories	221	467	—	688
Other current assets	(1,066)	(313)	(1,552)	(2,931)
Trade accounts payable	(941)	(1,506)	1,552	(895)
Deferred revenue	—	(11,095)	—	(11,095)
Accrued payroll, accrued expenses, and federal, state
and local taxes	3,399	2,355	(510)	5,244
Other long-term assets and liabilities	(736)	(1,038)	—	(1,774)
Net cash provided by operating activities	6,465	2,749	1,600	10,814

Cash Flows from Investing Activities:
Additions to property and equipment	(4,334)	(2,125)	(44)	(6,503)
Proceeds from the sale of assets	35	1,270	—	1,305
Other, net	(2,392)	4,034	(1,556)	86
Net cash (used in) provided by investing activities	(6,691)	3,179	(1,600)	(5,112)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(961)	—	—	(961)
Debt issuance costs	(25)	—	—	(25)
Proceeds from the exercise of stock options and issuances		—	—
under CHUX ownership plan	335	—	—	335
Shares tendered and retired for minimum tax withholding	(165)	—	—	(165)
Excess tax benefit from share-based payments	16	—	—	16
Net cash used in financing activities	(800)	—	—	(800)

Increase (decrease) in cash and cash equivalents	(1,026)	5,928	—	4,902
Cash and cash equivalents at beginning of the period	1,744	27,949	—	29,693
Cash and cash equivalents at end of the period	$718	$33,877	$—	$34,595

Consolidating Statement of Cash Flows
28 Weeks Ended July 11, 2010
(Unaudited)
			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)

Cash Flows from Operating Activities:
Net income (loss)	$12,442	$(20,552)	$1,242	$(6,868)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	13,209	10,079	278	23,566
Amortization of debt issuance costs and swap termination payment	552	—	—	552
Share–based compensation	2,211	—	—	2,211
Loss on early extinguishment of debt	198	—	—	198
Amortization of deferred gain on sale-leasebacks	(569)	—	—	(569)
Deferred income taxes and other income tax related items	(924)	—	—	(924)
Loss on the sale of assets	37	15	—	52
Impairment and disposal charges, net	5,032	646	—	5,678
Changes in assets and liabilities:
Trade accounts and other receivables	2,725	(39)	498	3,184
Income taxes receivable	—	(575)	—	(575)
Inventories	692	1,138	—	1,830
Other current assets	(1,337)	(454)	(20)	(1,811)
Trade accounts payable	4,111	(1,353)	—	2,758
Deferred revenue	—	(11,352)	—	(11,352)
Accrued payroll, accrued expenses, and federal, state and local taxes	6,478	466	(470)	6,474
Other long-term assets and liabilities	(1,454)	234	—	(1,220)
Net cash provided by (used in) operating activities	43,403	(21,747)	1,528	23,184

Cash Flows from Investing Activities:
Additions to property and equipment	(4,315)	(3,068)	(278)	(7,661)
Proceeds from the sale of assets	2	1,129	—	1,131
Other, net	1	—	—	1
Net cash used in investing activities	(4,312)	(1,939)	(278)	(6,529)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(1,168)	—	—	(1,168)
Repurchase of Senior Notes	(9,993)	—	—	(9,993)
Proceeds from the exercise of stock options and issuances under CHUX	(1,640)	—	—	(1,640)
Ownership Plan	388	—	—	388
Shares tendered and retired for minimum tax withholding	(271)	—	—	(271)
Excess tax benefit from share-based payments	6	—	—	6
Dividends paid	(2)	—	—	(2)
Net cash used in financing activities	(12,680)	—	—	(12,680)

(Decrease) increase in cash and cash equivalents	26,411	(23,686)	1,250	3,975
Cash and cash equivalents at beginning of the period	2,127	19,753	—	21,880
Cash and cash equivalents at end of the period	$28,538	$(3,933)	$1,250	$25,855

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

Overview
We are a multi-concept restaurant company headquartered in Nashville, Tennessee. We operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine Restaurants” (“Ninety Nine”) and “Stoney River Legendary Steaks” (“Stoney River”) trade names. As of July 10, 2011, we operated 221 O’Charley’s restaurants in 17 states in the East, Southeast and Midwest, 106 Ninety Nine restaurants in seven states throughout New England and upstate New York, and 10 Stoney River restaurants in six states in the Southeast and Midwest. As of July 10, 2011, we had six franchised O’Charley’s restaurants in four states.  Our fiscal year ends on the last Sunday of the calendar year.  We have one reportable segment.

In response to the macroeconomic conditions of the past several years, much of management’s focus has been on improving guest satisfaction, stabilizing and increasing guest counts and sales, controlling margins, reducing overhead costs, maximizing cash flow, and reducing debt. While we believe that we have made progress in these areas, and that the tools we applied, such as our food, labor, and beverage cost management systems, continue to contribute positively to our operating results, we believe that we still have considerable opportunities to improve our financial performance. We continue to improve our Guest Satisfaction Index (GSI) scores, which we believe are often a barometer signifying a guest’s intent to return to the restaurant. The percentage of respondents who gave the highest rating for overall satisfaction improved by 400 basis points at O’Charley’s, by 500 basis points at Ninety Nine, and by 600 basis points at Stoney River in the second quarter of fiscal 2011 compared to the prior-year period.  Going forward, we believe that our primary focus must be on positioning each of our restaurant concepts to increase guest counts, sales, and profitability.

During the second fiscal quarter of 2011, both the Ninety Nine and the Stoney River restaurant concepts produced their fourth consecutive quarter of improved comparable sales and the O’Charley’s restaurant concept saw its second consecutive quarter of improved comparable sales. The increase in comparable sales more than offset the negative impact on sales from restaurant closings that occurred last year, producing our first increase in consolidated comparable-quarter revenues since the third quarter of 2007. Additionally, guest counts increased at all three restaurant concepts for the second consecutive quarter.  As pleased as we are to report this very real progress, we remain early in the process we have designed to improve our ability to produce sustainable, long-term profitable growth. We believe that success will come from continuing to focus on the key points of our turnaround plan: (1) lead with food and win with food: serving a menu of memorable offerings priced to provide a compelling value for our guests; (2) operate great restaurants: consistently delivering a quality dining experience; (3) drive guest counts through effective messages: clearly communicating the attributes of our concepts; and (4) provide attractive and comfortable restaurants: delivering a great environment for our guests every day at each O’Charley’s, Ninety Nine and Stoney River restaurant.

At our O’Charley’s restaurants, we continued to see positive signs from our sales initiatives that began in the last half of 2010 building upon the concept’s existing strengths by simplifying the menu and improving the quality of menu items while actively working with our new advertising agency to evolve from a retail-value message to a brand-quality message.  Our continued improvement in our comparable sales and GSI score is positive evidence that our effort to attract and retain guests through our value messages is gaining traction.  Ever mindful of the sensitivity of the consumer in the current economic climate, during the second quarter of 2011 we began to gradually evolve away from a purely retail message to a brand message.  Midway through the second quarter we launched our first campaign incorporating this message with our offering of “8 Craveable Meals for Under $8.00”.

At our Ninety Nine restaurants, we continue to focus on our core guests, who we believe appreciate a friendly environment that offers generous portions of high-quality traditional fare at moderate prices.  This “back to the basics” approach has now produced four consecutive quarters of accelerating comparable sales and improved guest counts for the past two quarters.  Again this summer we are promoting our successful guest loyalty “Red Sox Win/Kids Eat Free” promotion and have seen meaningful sales growth in our promotion of our lobster roll.

At our Stoney River restaurants, our focus on broadening the appeal of this brand to a wider audience continues to show favorable results.  We are now focused on refreshing our menu choices as well as bringing Stoney River’s cost structure in line with a lower check average.  In addition, our second quarter comparable sales increase is the fourth consecutive quarter of increased comparable sales and the seventh consecutive quarter of increased comparable guest counts.  While holding margin in light of increasing commodity costs is a challenge, the 1.9% decrease in average check per guest during the second quarter of 2011 was the smallest decrease since we began repositioning the concept in 2009.

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

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, and alcoholic and non-alcoholic beverages, net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood, which accounted for approximately 25 percent, 9 percent and 10 percent, respectively, of our overall cost of food and beverage in the first 28 weeks of fiscal 2011. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

Impairment and Disposal Charges, net includes asset impairments, either operating or held for sale, exit and disposal costs related to restaurant closings, asset disposals, and gains and losses incurred upon the sale of assets or from insurance proceeds, net of deductibles. Impairment charges are taken for land, buildings and equipment and certain other assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets.  The impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment charges for assets that are held for sale represent the difference between their current book value and the estimated net sales proceeds.  Disposal charges include the costs incurred to prepare the asset or assets for sale, including repair and maintenance; clean-up costs; broker commissions; and independent appraisals. Exit and disposal costs are primarily future lease obligations net of expected sublease income, if any, or changes in these net future lease obligations.

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

Interest Expense, net represents the sum of the following: interest on our 9% Senior Subordinated Notes due 2013 (the “Senior Notes”);  interest and fees associated with our credit facility; amortization of prepaid interest and finance charges; amortization of a swap exit payment; changes in the value of the assets associated with our non-qualified deferred compensation plan resulting from gains and losses in the underlying funds; interest on capital lease obligations; and the premiums paid over the face value of any Senior Notes repurchased during the relevant fiscal period.

Income Tax Expense (Benefit) represents the provision for income taxes, including the impact of permanent tax differences, uncertain tax positions and valuation allowances on our income tax provision.

Loss from Discontinued Operations, Net includes the operating results of closed locations classified as discontinued operations and impairment, disposal and exit costs related to these restaurants and ongoing real estate, utility and maintenance costs, net of income taxes. Impairment charges are taken for land, buildings and equipment and certain other assets and are measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset based upon the future highest and best use of the impaired asset. Exit costs represent activities necessary to close the restaurant, including termination benefits such as severance, contract termination costs, and other contract costs that will remain without future economic benefit, such as operating leases. Remaining operating lease obligations are reduced by estimated sublease rentals that could be reasonably obtained.

The following sections should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere herein.

Operating Results

The following table highlights the operating results for the 12 and 28 week periods ended July 10, 2011 and July 11, 2010 as a percentage of total revenues unless specified otherwise. Operating results for the 12 and 28 week periods ended July 11, 2010, have been adjusted to reflect the discontinued operations of certain restaurant locations closed during the fourth quarter of fiscal 2010.

	12 Weeks Ended		28 Weeks Ended
	July 10,	July 11,	July 10,	July 11,
	2011	2010	2011	2010
Revenues:
Restaurant sales	99.9%	99.9%	99.9%	99.9%
Franchise and other revenue	0.1	0.1	0.1	0.1
	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	31.8%	29.7%	31.4%	29.4%
Payroll and benefits	34.9	35.2	34.6	35.0
Restaurant operating costs	20.7	20.7	20.2	20.4
Cost of restaurant sales, exclusive of depreciation	87.5%	85.5%	86.2%	84.8%
and amortization shown separately below

Advertising and marketing	4.2%	4.1%	4.2%	4.3%
General and administrative	3.9	5.3	4.1	4.6
Depreciation and amortization	4.4	5.2	4.4	5.1
Impairment, and disposal charges, net	(0.3)	0.1	(0.1)	0.7
Pre-opening costs	0.0	0.0	0.0	0.0

Income (Loss) from Operations	0.4%	(0.1)%	1.3%	0.7%

Other Expense:
Interest expense, net	1.3%	1.5%	1.3%	1.5%
Loss before Income Taxes	(1.0)	(1.6)	0.0	(0.9)
Income Tax Benefit	(0.1)	(0.4)	0.0	0.0
Loss from Continuing Operations	(0.9)	(1.2)	0.0	(0.8)
Loss from Discontinued Operations, Net	(0.1)	(0.1)	(0.1)	(0.7)
Net Loss	(1.0)%	(1.3)%	0.0%	(1.5)%

(1)	Percentages calculated as a percentage of restaurant sales.

Adjusted EBITDA

The following table is a reconciliation of U.S. generally accepted accounting principles (“GAAP”) financial measure of Income (Loss) from Operations to Adjusted EBITDA, a non-GAAP financial measure, for the 12 and 28 week periods ended July 10, 2011 and July 11, 2010 (1):

	12 Weeks Ended		28 Weeks Ended
	July 10,	July 11,	July 10,	July 11,
(in thousands)	2011	2010	2011	2010
Income (Loss) from Operations	$703	$(237)	$5,968	$2,994

Add:
Depreciation and amortization	8,559	9,860	20,161	23,303
Impairment and disposal charges, net (2)	(523)	126	(361)	3,255
Share-based compensation expense (3)	660	777	1,562	2,211
Severance, recruiting and relocation expense (4)	—	2,395	373	2,395
Changes in deferred compensation balances (5)	63	(280)	264	—

Adjusted EBITDA	$9,462	$12,641	$27,967	$34,158

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

(2)
Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Charges include the non-cash write-down of assets to their estimated recovery value as well as certain cash expenses related to the holding and disposition of assets no longer in service.  Adjustments to expected lease obligations, net of sublease income, are also included and may result in the recognition of a gain or loss.

(3)	Includes charges relating to the “discount” on the Company’s employee stock purchase plan and share-based compensation.

(4)	Includes cash and non-cash charges relating to significant organizational changes.

(5)
The Company sponsors a deferred compensation plan for certain management employees, which is fully funded with a “Rabbi Trust.”  Changes in the value of the employee’s self-directed balances are reported in compensation expense, with an offsetting amount in interest expense, net.

Concept Performance Measures

The following table reflects margin performance of each of our concepts for the 12 and 28 week periods ended July 10, 2011 and July 11, 2010. Margin performance for the 12 and 28 week periods ended July 11, 2010 has been adjusted to reflect the discontinued operations of certain restaurant locations closed during the fourth quarter of fiscal 2010.

	12 Weeks Ended		28 Weeks Ended
	July 10,	July 11,	July 10,	July 11,
	2011	2010	2011	2010
	($ in millions)		($ in millions)
O’Charley’s Concept:
Restaurant Sales	$122.0	$121.0	$291.9	$294.4

Cost and expenses: (1)
Cost of food and beverage	32.1%	29.5%	31.9%	29.4%
Payroll and benefits	34.8%	35.3%	34.4%	34.8%
Restaurant operating costs (2)	20.8%	20.4%	19.7%	19.7%
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	87.7%	85.2%	86.0%	83.9%

Ninety Nine Concept:
Restaurant Sales	$63.7	$62.3	$147.7	$145.1

Cost and expenses: (1)
Cost of food and beverage	30.8%	29.3%	29.9%	28.8%
Payroll and benefits	36.0%	35.8%	35.8%	36.3%
Restaurant operating costs (2)	20.4%	21.2%	21.3%	21.7%
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	87.2%	86.3%	87.0%	86.8%

Stoney River Concept:
Restaurant Sales	$7.4	$7.4	$18.2	$17.9

Cost and expenses: (1)
Cost of food and beverage	36.7%	36.3%	36.5%	35.7%
Payroll and benefits	27.4%	27.3%	27.4%	26.6%
Restaurant operating costs (2)	20.9%	21.0%	19.7%	20.6%
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	85.0%	84.6%	83.6%	82.9%

(1)	Shown as a percentage of restaurant sales.
(2)	Includes rent, where 100 percent of the Ninety Nine restaurant locations are leased compared to 57 percent of O’Charley’s restaurant locations and 70 percent of Stoney River restaurant locations.

Concept Restaurant Count and Operating Statistics

The following table sets forth certain financial and other restaurant data for the 12 week periods ended July 10, 2011 and July 11, 2010. The 12 week period ended July 11, 2010 includes the operations of certain restaurant locations closed during 2010 which are classified as discontinued operations in the accompanying financial statements.

	July 10,	July 11,
	2011	2010
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	221	234
Restaurants opened	—	—
Restaurant closed	—	—
In operation, end of quarter	221	234
Ninety Nine Restaurants:
In operation, beginning of quarter	106	113
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	106	113
Stoney River Restaurants:
In operation, beginning of quarter	10	11
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	10	11
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	6	10
Restaurants opened	—	—
Restaurants closed	—	(1)
In operation, end of quarter	6	9
Average Weekly Sales per Store:
O’Charley’s	$45,997	$43,640
Ninety Nine	50,079	47,355
Stoney River	61,519	55,720
Change in Comparable Sales (1):
O’Charley’s	2.9%	(7.9)%
Ninety Nine	3.3%	(0.5)%
Stoney River	6.3%	(0.7)%
Change in Comparable Guest Counts (1):
O’Charley’s	2.9%	(5.7)%
Ninety Nine	3.6%	0.4%
Stoney River	8.4%	7.8%
Change in Comparable Average Check per Guest (1):
O’Charley’s	0.1%	(2.4)%
Ninety Nine	(0.2)%	(0.9)%
Stoney River	(1.9)%	(8.0)%
Average Check per Guest (2):
O’Charley’s	$12.72	$12.68
Ninety Nine	14.47	14.49
Stoney River	35.43	36.13

(1)	When computing comparable sales and guest counts, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open during the quarter.

Second Quarter and First 28 Weeks of Fiscal 2011 Versus Second Quarter and First 28 Weeks of Fiscal 2010

Revenues

During the 12 week period ended July 10, 2011, total revenues increased 1.2 percent to $193.3 million from $190.9 million for the same prior-year period. This increase in revenues is primarily reflective of two changes: an increase in our blended comparable sales, discussed in more detail below, offset by a 1.9 percent decrease in restaurant sales resulting from restaurant closures in the prior year. Total revenues for the first 28 weeks of 2011 increased 0.1 percent to $458.3 million from $458.0 million in the same prior-year period.

Restaurant sales for O’Charley’s increased $1.0 million, or 0.8 percent, to $122.0 million for the second quarter of 2011, reflecting an increase in comparable sales of 2.9 percent and the closure of nine restaurants since the first quarter of 2010. The closure of the nine restaurants reduced sales in the second quarter by $2.8 million. The comparable sales increase of 2.9 percent was the result of a 2.9 percent increase in guest counts.  The 2.9 percent increase in guest counts increased sales by $3.4 million compared to the prior-year period.  Restaurant sales for company-operated O’Charley’s restaurants decreased by $2.5 million to $291.9 million for the first 28 weeks of 2011 from $294.4 million for the first 28 weeks of 2010, reflecting a comparable sales increase of 1.5 percent and the closure of ten restaurants since the beginning of 2010. The closure of the ten restaurants reduced sales in the first 28 weeks of 2011 by $7.0 million. The comparable sales increase of 1.5 percent was the result of a 1.7 percent increase in guest counts partly offset by a 0.2 percent decrease in average check. The 1.7 percent increase in guest counts increased sales by $4.9 million compared to the prior-year period while the 0.2 percent decrease in average check reduced sales by $0.7 million compared to the prior-year period.

Restaurant sales for Ninety Nine increased $1.4 million, or 2.2 percent, to $63.7 million in the second quarter of 2011, reflecting an increase in comparable sales of 3.3 percent, partly offset by the effect of closing five restaurants since the end of the first quarter of 2010. The closure of the five restaurants reduced sales in the current quarter by $0.7 million. The comparable sales increase of 3.3 percent was the result of a 3.6 percent increase in guest counts partly offset by a 0.2 percent decrease in average check. The 3.6 percent increase in guest counts increased sales by $2.2 million compared to the prior-year period, while the 0.2 percent decrease in average check reduced sales by $0.1 million compared to the prior-year period. Restaurant sales for Ninety Nine increased by $2.6 million to $147.7 million for the first 28 weeks of 2011 from $145.1 million for the first 28 weeks of 2010, reflecting a comparable sales increase of 3.2 percent, partly offset by the effect of closing five restaurants since the end of fiscal 2009. The closure of the five restaurants reduced sales in the first 28 weeks of 2011 by $1.9 million. The comparable sales increase of 3.2 percent was the result of a 2.0 percent increase in guest counts and a 1.1 percent increase in average check. The 2.0 percent increase in guest counts and the 1.1 percent increase in average check increased sales by $2.9 million and $1.7 million, respectively, compared to the prior-year period.

Restaurant sales for Stoney River Legendary Steaks were $7.4 million in the second quarter of 2011 compared to $7.4 million in the second quarter of 2010, reflecting a 6.3 percent increase in comparable sales offset by the closure of one restaurant since the end of fiscal 2010. The closure of the one restaurant decreased sales in the current quarter by $0.4 million. The comparable sales increase of 6.3 percent was the result of an 8.4 percent increase in guest counts partly offset by a 1.9 percent decrease in average check. The 8.4 percent increase in guest counts increased sales by $0.6 million compared to the prior-year period, while the 1.9 percent decrease in average check reduced sales by $0.1 million compared to the prior-year period. Restaurant sales for Stoney River Legendary Steaks increased $0.3 million, or 1.7 percent, to $18.2 million for the first 28 weeks of 2011 from $17.9 million for the first 28 weeks of 2010, reflecting a 7.5 percent increase in comparable sales partly offset by the closure of one restaurant since the end of fiscal 2010. The closure of the one restaurant reduced sales in the first 28 weeks of 2011 by $1.0 million. The comparable sales increase of 7.5 percent was the result of an 11.4 percent increase in guest counts partly offset by a 3.6 percent decrease in average check. The 11.4 percent increase in guest counts increased sales by $1.8 million compared to the prior-year period, while the 3.6 percent decrease in average check reduced sales by $0.6 million compared to the prior-year period.

Cost of Food and Beverage

During the second quarter of 2011, our cost of food and beverage was $61.4 million, or 31.8 percent of restaurant sales, compared with $56.6 million, or 29.7 percent of restaurant sales, in the same prior-year period. A number of factors contributed to this $4.8 million increase in food and beverage costs. In addition to changes and trends in consumer behavior, we routinely adjust our product offerings, pricing and promotional incentives among other factors that collectively comprise our product mix during any given period. During the second quarter of 2011, we believe the change to our product mix increased our cost of food and beverage by approximately $0.8 million, increases in commodity costs, particularly seafood, produce, beef and dairy products, increased our cost of food and beverage by $3.3 million and increases in sales increased our cost of food and beverage by $0.7 million. During the first 28 weeks of 2011, cost of food and beverage was $144.0 million, or 31.4 percent of restaurant sales, compared to $134.7 million, or 29.4 percent of restaurant sales, in the same prior-year period.  During the first 28 weeks of 2011, we believe the change to our product mix increased our cost of food and beverage by approximately $3.5 million, increases in commodity costs, increased our cost of food and beverage by $5.7 million and increases in sales increased our cost of food and beverage by $0.1 million. We expect commodity costs, as a percentage of restaurant sales, during the remainder of 2011, to be higher than the comparable prior year periods.

Payroll and Benefits

During the second quarter of 2011, payroll and benefits were $67.5 million, or 34.9 percent of restaurant sales, compared to $67.1 million, or 35.2 percent of restaurant sales, in the same prior-year period. During the first 28 weeks of 2011, payroll and benefits were $158.3 million, or 34.6 percent of restaurant sales, compared to $159.9 million, or 35.0 percent of restaurant sales, in the same prior-year period. As a percentage of restaurant sales, payroll and benefits declined in both the 12 and 28 week periods as compared to the prior-year periods due primarily to higher productivity from better utilization of our scheduling tools.

Restaurant Operating Costs

During the second quarter of 2011, restaurant operating costs were $39.9 million, or 20.7 percent of restaurant sales, compared to $39.4 million, or 20.7 percent of restaurant sales, in the same prior-year period. Our restaurant operating costs performance on a quarter-over-quarter basis reflects increased leverage of fixed costs due to higher average sales volumes, partly offset by higher supply costs and repair and maintenance expenses. During the first 28 weeks of 2011, restaurant operating costs were $92.4 million, or 20.2 percent of restaurant sales, compared to $93.1 million, or 20.4 percent of restaurant sales, in the same prior-year period.

Advertising and Marketing Expenses

During the second quarter of 2011, advertising and marketing expenses were $8.1 million, or 4.2 percent of revenue, as compared to $7.9 million, or 4.1 percent of revenue, in the same prior-year period.  The $0.2 million quarter-over-quarter increase in expenses is primarily the result of our work to develop our new branding initiatives and the launch of our advertising campaign for O’Charley’s “8 Craveable Meals for Under $8” in late May. During the first 28 weeks of 2011, advertising and marketing expenses were $19.2 million, or 4.2 percent of revenue, as compared to $19.5 million, or 4.3 percent of revenue, in the same prior-year period.

General and Administrative Expenses

General and administrative expenses were $7.6 million, or 3.9 percent of revenue, in the second quarter of 2011, compared to $10.2 million, or 5.3 percent of revenue, in the same prior-year period. Excluding severance and other charges related to organizational changes in the second quarter of 2010, which totaled 1.2 percent of revenues, general and administrative expenses for the quarter declined 0.2 percent which was primarily the result of a reduction in overhead spending. During the first 28 weeks of 2011, general and administrative expenses were $18.6 million, or 4.1 percent of revenue, compared to $21.1 million, or 4.6 percent of revenue, in the same prior-year period.

Depreciation and Amortization, Property and Equipment

During the second quarter of 2011, depreciation and amortization was $8.6 million, or 4.4 percent of revenue, as compared to $9.9 million, or 5.2 percent of revenue, in the same prior-year period. These reductions in expense are primarily due to lower carrying values of assets following restaurant closures and impairment charges recognized in prior fiscal years. During the first 28 weeks of 2011, depreciation and amortization was $20.2 million, or 4.4 percent of revenue, compared to $23.3 million, or 5.1 percent of revenue, in the same prior-year period.

Impairment and Disposal Charges, net

During the 12 week period ended July 10, 2011, reductions of previously closed locations future lease obligations of $0.7 million, partly offset by $0.2 million of exit and disposal costs resulted in a net gain on impairment and disposal of $0.5 million, as compared to a $0.1 million charge in the same prior-year period. During the 28 week period ended July 10, 2011, reductions of previously closed locations future lease obligations of $0.6 million, partly offset by exit and disposal costs of $0.2 million resulted in a net gain on impairment and disposal of $0.4 million, as compared to a $3.3 million charge in the same prior-year period.

Interest Expense, Net

 Interest expense for the second quarter of 2011 was $2.6 million, or 1.3 percent of revenue, compared to $2.9 million, or 1.5 percent of revenue, in the same prior-year period. The reduction in expense reflects changes in the value of deferred compensation balances. Interest expense for the first 28 weeks of 2011 was $5.9 million, or 1.3 percent of revenue, compared to $6.9 million, or 1.5 percent of revenue, in the same prior-year period. The reduction in expense reflects our lower debt levels as we repurchased approximately $9.8 million in principal amount of bonds in the first quarter of 2010. In addition, the first 28 weeks of fiscal 2010 included charges associated with the repurchase of our bonds for premiums and the write-off of previously unamortized financing costs. At the end of the second quarter of 2011, we had $115.2 million of Senior Notes, a cash balance of $34.6 million and no drawings on our revolving line of credit.

Income Taxes

Our provision for income taxes for the first 28 weeks of 2011 was a benefit of $0.1 million, versus a tax benefit of $0.1 million in the same prior-year period.  Under GAAP, we are required to apply our estimated full-year tax rate to our pre-tax income (loss) on a year-to-date basis in each interim period.   Under ASC 740-270-30-18, companies should not apply the estimated full-year tax rate to interim financial results if the estimated full-year tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on our current projections, a small change in pre-tax earnings would result in a material change in the estimated annual effective tax rate, producing significant variations in the customary relationship between income tax expense and pre-tax accounting income in interim periods.  As such, we have recorded a tax expense for the second quarter of 2011 based on the actual year-to-date results, in accordance with ASC 740-270-30-18.  The change in the effective tax rate from fiscal 2010 to fiscal 2011 is the result of fluctuations in pre-tax net income (loss) and changes in the fiscal 2011 valuation allowance reserves.  Additionally, there was no income tax benefit related to discontinued operations for second quarter 2011, compared to an income tax benefit of less than $0.1 million in the prior-year period.

Loss from Discontinued Operations, Net

During fiscal 2010, we closed nine restaurants that were treated as discontinued operations. During the 12 week period ended July 10, 2011, we recorded a $0.1 million loss from discontinued operations, net of taxes, compared to a loss of $0.3 million during the 12 week period ended July 11, 2010. The $0.1 million net loss recorded for the 12 week period ended July 10, 2011, represents exit and disposal charges related to certain of these nine restaurants partly offset by a minimal gain on the sale of assets from two O’Charley’s restaurant locations. The $0.3 million net loss recorded for the 12 week period ended July 11, 2010 represents net loss from operations. During the 28 week period ended July 10, 2011, we recorded a $0.2 million loss from discontinued operations, net of taxes, compared to a loss of $3.0 million during the 28 week period ended July 11, 2010. The $0.2 million net loss recorded for the 28 week period ended July 10, 2011 represents $0.5 million of exit and disposal costs, partly offset by a $0.3 million gain on the sale of an O’Charley’s restaurant location as well as a minimal gain on the sale of assets from two O’Charley’s restaurant locations. The $3.0 million net loss recorded for the 28 week period ended July 11, 2010 represents $2.4 million in asset impairments and a $0.6 million net loss from operations.

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

The following table presents a summary of our cash flows for the 28 week periods ended July 10, 2011 and July 11, 2010:

	July 10,	July 11,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$10,814	$23,184
Net cash used in investing activities	(5,112)	(6,529)
Net cash used in financing activities	(800)	(12,680)
Net increase in cash and cash equivalents	$4,902	$3,975

Net cash provided by operating activities during the 28 week period ended July 10, 2011 was $10.8 million, a decrease of $12.4 million from the same prior-year period.  This reduction in net cash provided by operating activities is due to a $2.8 million reduction in net earnings, after adjusting for non-cash charges, and a $9.6 million use of cash due to the net change in working capital and other long-term assets and liabilities over the same prior-year period. The $2.8 million reduction in net earnings, after adjusting for non-cash charges, is primarily due to a $6.4 million change in impairment and disposal charges, net, as well as a $3.4 million change in depreciation and amortization and a $0.6 million change in share-based compensation offset by a $6.8 million change in net income (loss). Of the $6.4 million change in impairment and disposal charges, net, $3.5 million is related to continuing operations while the remaining $2.9 million is related to discontinued operations. The $9.6 million use of cash is primarily due to the payment timing of accounts payable, a larger increase in credit card receivables and a smaller reduction in inventory balances as compared to the prior-year fiscal quarter.

Net cash used in investing activities primarily consists of investments in property, plant and equipment net of any proceeds received from the sale of assets. During the 28 week period ended July 10, 2011, we sold a previously closed property and received proceeds of $1.0 million and sold assets related to two previously closed properties and received proceeds of $0.3 million. In 2011 and 2010, net cash flows used by investing activities included capital expenditures incurred principally for improvements to existing restaurants and technological improvements in our information systems. The Company financed certain technology equipment using capital leases during the 28 week period ended July 10, 2011. The Company did not finance any capital expenditures using capital leases during the 28 week period ended July 11, 2010. Capital expenditures for the 28 week periods ended July 10, 2011 and July 11, 2010 were as follows:

	July 10,	July 11,
	2011	2010
	(in thousands)
Remodel capital expenditures	$1,832	$3,041
Other capital expenditures	4,671	4,620
Total capital expenditures	$6,503	$7,661

For fiscal 2011 we are projecting capital expenditures of between $16.0 million and $18.0 million. For fiscal 2010, capital expenditures totaled $15.4 million.

Net cash used in financing activities was minimal during the 28 week period ended July 10, 2011. Net cash used in financing activities during the 28 week period ended July 11, 2010 includes the repurchase of $9.8 million in face value of our Senior Notes.

We believe that our various sources of capital, including cash flow from operating activities, and availability under our revolving credit facility, are adequate to fund our capital requirements for at least the next twelve months. As of the end of the second quarter of fiscal 2011, our remaining borrowing capacity under our revolving credit facility, net of $11.7 million of outstanding letters of credit, was $33.3 million. As our $115.2 million of Senior Notes mature in November 2013, the Company is currently reviewing its refinancing options with consideration of market conditions, liquidity requirements, contractual restrictions and other factors and will evaluate opportunities for potential debt repayments prior to the debt becoming current in November 2012. As such, we may seek to retire or purchase outstanding debt in the open market, privately negotiated transactions or otherwise.

On January 26, 2010, we entered into a Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The maximum borrowing capacity of this Credit Agreement is $45 million.  The maximum adjusted leverage ratio is 5.25.  Our adjusted leverage ratio is the relationship between our total adjusted debt, net of our cash balance in excess of a specified minimum, and our earnings before interest, taxes, depreciation, amortization and rent expense (“EBITDAR”) over the preceding twelve months. EBITDAR is adjusted by certain non-cash and non-recurring charges such as asset impairments, severance, relocation and share-based compensation expenses. Under the Credit Agreement, we are permitted to repurchase our Senior Notes subject to certain limitations. The Credit Agreement also permits sale-leaseback transactions, subject to certain limitations. We are in compliance with all debt covenants as of July 10, 2011.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 26, 2010, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, trademarks, impairment of long-lived assets, and income taxes.  We consider an accounting policy to be critical if it is most important to the portrayal of our consolidated financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 28 weeks of 2011, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of July 10, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2010. As of July 10, 2011 and December 26, 2010, we had no amounts outstanding on our revolving credit facility.

Outlook

For the third quarter of 2011, we are forecasting total revenue of between $185 million and $190 million, loss/income from operations of between a loss of $3 million and break-even, and adjusted EBITDA of between $6 million and $9 million. Adjusted EBITDA is a non-GAAP financial measure. A reconciliation of adjusted EBITDA to income from operations is included above. Our first quarter is a 16 week quarter, while our second through fourth quarters are each 12 weeks.  Based on historically seasonal financial patterns, average weekly sales per restaurant are typically higher in the first quarter than in subsequent quarters and we typically generate a disproportionate share of our income from operations and adjusted EBITDA in the first quarter.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its first quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended July 10, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Various risks and uncertainties could affect our business. These risks are described elsewhere in this report and our other filings with the Commission, including our Annual Report on Form 10-K for the year ended December 26, 2010. The risks identified in the Annual Report on Form 10-K for the year ended December 26, 2010 have not changed in any material respect during the first 28 weeks of 2011.

 Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended July 10, 2011, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/18/2011-05/15/2011	275	$ 6.46	—	—
05/16/2011-06/12/2011	—		—	—
06/13/2011-07/10/2011	—		—	—
Total	275	$ 6.46	—	—

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

Item 6. Exhibits

No.	Description
31.1	Certification of David W. Head, President and Chief Executive Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of R. Jeffrey Williams, Chief Financial Officer of O’Charley’s Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of David W. Head, President and Chief Executive Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of R. Jeffrey Williams, Chief Financial Officer of O’Charley’s Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’Charley’s Inc.
(Registrant)

Date: August 11, 2011	By:	/s/ DAVID W. HEAD
David W. Head
President and Chief Executive Officer

By:	/s/ R. JEFFREY WILLIAMS
R. Jeffrey Williams
Chief Financial Officer and Treasurer