Form 10-Q
period 2011-10-02
O CHARLEYS INC
filed 2011-11-03
CIK 864233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2011

Common Stock, no par value	21,968,347 shares

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
EX-101.LAB XBRL Label Linkbase Document
EX-101.PRE XBRL Presentation Linkbase Document

PART I — FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

O’CHARLEY’S INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	October 2,	December 26,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$30,773	$29,693
Trade accounts receivable, net	11,176	12,080
Income taxes receivable	3,183	2,851
Inventories	8,228	9,071
Assets held for sale	3,979	4,847
Other current assets	6,847	4,201
Total current assets	64,186	62,743

Property and equipment, net of accumulated depreciation of $404,063
and $379,580, respectively	301,487	320,011
Trade names and other intangible assets	25,946	25,946
Other assets	11,297	14,041
Total Assets	$402,916	$422,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$7,974	$8,211
Accrued payroll and related expenses	14,694	14,639
Accrued expenses	25,905	24,314
Deferred revenue	5,362	17,584
Federal, state and local taxes	10,654	9,998
Current portion of long-term debt and capitalized lease obligations	219	1,710
Total current liabilities	64,808	76,456

Deferred income taxes	3,916	4,034
Other liabilities	41,525	46,853
Long-term debt and capitalized lease obligations, less current portion	116,670	117,164

Shareholders’ Equity:
Common stock — No par value; authorized, 50,000 shares; issued and outstanding,
21,969 in 2011 and 21,713 in 2010	167,384	165,547
Retained earnings	8,613	12,687
Total shareholders’ equity	175,997	178,234
Total Liabilities and Shareholders’ Equity	$402,916	$422,741

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
12 Weeks Ended October 2, 2011 and October 3, 2010
(in thousands, except per share data)
(Unaudited)

	2011	2010

Revenues:
Restaurant sales	$186,392	$188,291
Franchise and other revenue	196	351
	186,588	188,642
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	59,862	56,933
Payroll and benefits	64,848	67,015
Restaurant operating costs	40,160	41,502
Cost of restaurant sales, exclusive of depreciation and	164,870	165,450
amortization shown separately below

Advertising and marketing	8,197	7,947
General and administrative	5,554	8,282
Depreciation and amortization of property and equipment	8,425	9,629
Impairment and disposal charges, net	177	2,497
	187,223	193,805
Loss from Operations	(635)	(5,163)

Other Expense (Income):
Interest expense, net	3,161	2,488
Other, net	—	(6)
	3,161	2,482
Loss from Continuing Operations Before Income Taxes	(3,796)	(7,645)
Income Tax Expense (Benefit)	157	(615)
Loss from Continuing Operations	(3,953)	(7,030)
Loss from Discontinued Operations, Net	(59)	(408)
Net Loss	$(4,012)	$(7,438)

Net Loss Attributable to Common Shareholders – basic and diluted:
Loss from Continuing Operations	$(0.18)	$(0.33)
Loss from Discontinued Operations, Net	(0.01)	(0.02)
Net Loss Attributable to Common Shareholders	$(0.19)	$(0.35)

Weighted Average Shares Used to Compute Net Loss Attributable to Common Shareholders
– basic and diluted:	21,591	21,267

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
40 Weeks Ended October 2, 2011 and October 3, 2010
(in thousands, except per share data)
(Unaudited)

	2011	2010

Revenues:
Restaurant sales	$644,186	$645,737
Franchise and other revenue	741	922
	644,927	646,659
Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	203,814	191,642
Payroll and benefits	223,189	226,954
Restaurant operating costs	132,576	134,632
Cost of restaurant sales, excluding depreciation and	559,579	553,228
amortization shown separately below

Advertising and marketing	27,421	27,489
General and administrative	24,192	29,420
Depreciation and amortization of property and equipment	28,587	32,932
Impairment and disposal charges, net	(184)	5,752
Pre-opening	—	7
	639,595	648,828
Income (Loss) from Operations	5,332	(2,169)

Other Expense (Income):
Interest expense, net	9,075	9,405
Other, net	3	(5)
	9,078	9,400
Loss from Continuing Operations Before Income Taxes	(3,746)	(11,569)
Income Tax Expense (Benefit)	20	(694)
Loss from Continuing Operations	(3,766)	(10,875)
Loss from Discontinued Operations, Net	(308)	(3,430)
Net Loss	$(4,074)	$(14,305)

Net Loss Attributable to Common Shareholders – basic and diluted:
Loss from Continuing Operations	$(0.18)	$(0.51)
Loss from Discontinued Operations, Net	(0.01)	(0.17)
Net Loss Attributable to Common Shareholders	$(0.19)	$(0.68)

Weighted Average Shares Used to Compute Net Loss Attributable to Common Shareholders
– basic and diluted:	21,500	21,175

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
40 Weeks Ended October 2, 2011 and October 3, 2010
(in thousands)
(Unaudited)

	2011	2010

Cash Flows from Operating Activities:
Net Loss	$(4,074)	$(14,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,587	33,278
Amortization of debt issuance costs and swap termination payment	297	643
Share-based compensation	1,374	3,062
Loss on early extinguishment of debt	—	198
Amortization of deferred gain on sale-leasebacks	(813)	(813)
Deferred income taxes and other income tax related items	526	2,084
Loss on the sale of assets	113	86
Impairment and disposal charges, net	(592)	8,184
Changes in assets and liabilities:
Trade accounts and other receivables	904	4,390
Income taxes receivable	(332)	(2,827)
Inventories	843	2,201
Other current assets	(2,646)	(2,193)
Trade accounts payable	(237)	511
Deferred revenue	(12,222)	(12,427)
Accrued payroll, accrued expenses, and federal, state and local taxes	1,290	3,248
Other long-term assets and liabilities	(1,926)	(1,917)
Net cash provided by operating activities	11,092	23,403

Cash Flows from Investing Activities:
Additions to property and equipment	(11,072)	(10,876)
Proceeds from the sale of assets	2,186	1,137
Other, net	86	(5)
Net cash used in investing activities	(8,800)	(9,744)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(1,550)	(1,627)
Repurchase of senior notes	—	(9,993)
Debt issuance costs	(125)	(1,647)
Proceeds from the exercise of stock options and issuances under CHUX Ownership Plan	615	739
Shares tendered and retired for minimum tax withholdings	(169)	(277)
Excess tax benefit from share-based payments	17	8
Dividends paid	—	(3)
Net cash used in financing activities	(1,212)	(12,800)
Increase in cash and cash equivalents	1,080	859
Cash and cash equivalents at beginning of the period	29,693	21,880
Cash and cash equivalents at end of the period	$30,773	$22,739

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
40 Weeks Ended October 2, 2011
(in thousands)
(Unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance, December 26, 2010	21,713	$165,547	$12,687	$178,234
Comprehensive loss:
Net loss			(4,074)	(4,074)
Shares issued under CHUX Ownership Plan and exercise of stock options	127	615		615
Shares tendered and retired for minimum tax withholdings	(27)	(169)		(169)
Excess tax benefit from share-based payments		17		17
Share-based compensation expense	156	1,374		1,374
Balance, October 2, 2011	21,969	$167,384	$8,613	$175,997

See accompanying notes to unaudited consolidated financial statements

O’CHARLEY’S INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12 and 40 Weeks Ended October 2, 2011 and October 3, 2010
(Unaudited)

A.	BASIS OF PRESENTATION

O’Charley’s Inc. (the “Company”) operates 221 (at October 2, 2011) full-service restaurant facilities in 17 states in the East, Southeast and Midwest under the trade name “O’Charley’s,” 106 full-service restaurant facilities in seven states throughout New England and upstate New York under the trade name “Ninety Nine Restaurants,” and 10 full-service restaurant facilities in six states in the Southeast and Midwest under the trade name “Stoney River Legendary Steaks.” As of October 2, 2011, the Company had six franchised O’Charley’s restaurants in four states.

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

These unaudited interim consolidated financial statements and footnote disclosures should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010. Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the period to prepare these unaudited interim consolidated financial statements in conformity with GAAP.

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

During the 12 week period ended October 2, 2011, the Company recorded a $0.1 million loss from discontinued operations, net of taxes, which represents exit and disposal costs, partly offset by a net gain on the sale of the remaining assets from one Ninety Nine restaurant location. During the 12 week period ended October 3, 2010, the Company recorded a $0.4 million loss from discontinued operations, net of taxes, which represents net loss from operations. During the 40 week period ended October 2, 2011, the Company recorded a $0.3 million loss from discontinued operations, net of taxes, which represents $0.6 million of exit and disposal costs, partly offset by a $0.3 million gain on the sale of an O’Charley’s restaurant location as well as a minimal net gain on the sale of the remaining assets from two O’Charley’s restaurant locations and one Ninety Nine restaurant location. During the 40 week period ended October 3, 2010, the Company recorded a $3.4 million loss from discontinued operations, net of taxes, which represents $2.4 million in asset impairments and a $1.0 million net loss from operations.

The results of discontinued operations for the 12 and 40 week periods ended October 2, 2011 and October 3, 2010 were as follows (in thousands):

	12 Weeks Ended		40 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010

Revenues	$—	$3,107	$—	$10,662
Loss before income taxes	(59)	(397)	(308)	(3,474)
Income tax expense (benefit)	—	11	—	(44)
Net Loss	$(59)	$(408)	$(308)	$(3,430)

C.	FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Fair Value of Financial Instruments” (“ASC 825”), requires disclosure of the fair values of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of ASC 825 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations, lease contracts, and all nonfinancial instruments, such as land, buildings, and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of October 2, 2011 and December 26, 2010.  Book value approximates fair value for substantially all of the Company’s financial assets and liabilities that fall under the scope of ASC 825, except for the Company’s nine percent senior subordinated notes (the “Senior Notes”). The fair value of the Senior Notes was $108.9 million and $116.4 million as of October 2, 2011 and December 26, 2010, respectively, compared to the carrying value of $115.2 million as of both October 2, 2011 and December 26, 2010. The fair value of the Senior Notes was based on quoted market prices as of the last day of the third quarter of fiscal 2011 and the last day of fiscal 2010. See Note L- “Subsequent Events” for additional information.

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

There were no transfers among levels within the fair value hierarchy during the 12 and 40 week periods ended October 2, 2011 or during the same prior year periods. Assets measured at fair value on a recurring basis are summarized in the table below (in thousands):

	Fair Value Measurement
Description	Level	October 2, 2011	December 26, 2010

Deferred compensation plan assets/liabilities	1	$3,590	$4,227

The deferred compensation plan assets are comprised of various investment funds, which are valued based upon their quoted market prices.

There were no significant adjustments to assets and liabilities measured at fair value on a nonrecurring basis during the third quarter of fiscal 2011. In certain prior periods significant adjustments were made to assets and liabilities where observable inputs were not available. As such, when future positive cash flows are projected, but less than the carrying value, Level 3 fair value is determined by projected future discounted cash flows for each restaurant location. The discount rate is the Company’s weighted average borrowing rate on outstanding debt, which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable for the restaurant.

D.	IMPAIRMENT AND DISPOSAL CHARGES, NET

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the 12 week period ended October 2, 2011, the Company recorded a charge of $0.2 million due to an increase in the future lease obligations of previously closed locations of $0.1 million and $0.1 million of exit and disposal costs, as compared to a $2.5 million charge in the same prior-year period. During the 40 week period ended October 2, 2011, the Company recorded a net gain of $0.2 million due to net reductions of previously closed locations future lease obligations of $0.6 million, partly offset by $0.4 million of exit and disposal costs, as compared to a $5.8 million charge in the same prior-year period.

During the 12 and 40 week periods ended October 2, 2011, there are exit and disposal costs included in continuing and discontinued operations associated with lease obligations from previously closed restaurants and the Bellingham, Massachusetts distribution center. These locations currently have operating lease obligations with lease termination dates ranging from 2011 to 2021. The liability associated with the lease obligations is included in accrued expenses and other long-term liabilities on the unaudited interim consolidated balance sheet as of October 2, 2011.

A reconciliation of the liability balance is summarized in the table below (in millions):

Exit and Disposal Liability
Balance, December 26, 2010	$4.8
Exit and Disposal Costs- Continuing Operations	(0.3)
Payments- Continuing Operations	(1.6)
Discontinued Operations Activity	(0.7)
Balance, October 2, 2011	$2.2

E.	SHARE-BASED COMPENSATION

Total net share-based compensation was a benefit of $0.2 million and an expense of $1.4 million for the 12 and 40 week periods ended October 2, 2011, respectively, compared to expense of $0.8 million and $3.1 million for the 12 and 40 week periods ended October 3, 2010, respectively. The Company’s net share-based compensation benefit primarily consisted of expense associated with restricted stock awards and, to a lesser extent, expenses associated with unvested stock options and the Company’s employee share purchase plan and in the current quarter included the reversal of expense due to forfeitures.

During the 12 and 40 week periods ended October 2, 2011, the Company issued 30,000 and 181,770 shares, respectively, of restricted stock awards to its Board of Directors and certain other employees. The Company also issued 104,000 and 297,500 shares of non-qualified stock options to certain members of senior management during the 12 and 40 week periods ended October 2, 2011, respectively. As of October 2, 2011, there were 1.6 million options outstanding and 0.3 million restricted stock awards outstanding.

F.   LONG-TERM DEBT

On January 26, 2010 the Company entered into its Third Amended and Restated Credit Agreement (the “Credit Agreement”). The maximum borrowing capacity under the Credit Agreement is $45 million. The maximum adjusted leverage ratio is 5.25. Under the Credit Agreement, the Company is permitted to repurchase its Senior Notes due in 2013, subject to certain limitations. The Credit Agreement also permits sale-leaseback transactions, subject to certain limitations. At October 2, 2011, the Company had no amounts outstanding on its revolving credit facility and $12.8 million outstanding in letters of credit, which reduced its available borrowing capacity under the Credit Agreement to $32.2 million. The $116.9 million of debt recorded on the unaudited interim consolidated balance sheet as of October 2, 2011 is comprised of $115.2 million in Senior Notes, $1.4 million related to a swap termination agreement, $0.1 million in notes payable and $0.2 million in capital leases. See Note L- “Subsequent Events” for additional information.

G.   NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

The following is a reconciliation of the Company’s basic and diluted loss per share calculation. As the Company incurred a net loss in the 12 and 40 week periods ended October 2, 2011, the weighted average common shares outstanding used in the determination of basic loss per common share are used for the diluted loss per common share as well.

	12 Weeks Ended		40 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
(in thousands, except per share data)

Loss from Continuing Operations	$(3,953)	$(7,030)	$(3,766)	$(10,875)
Loss from Discontinued Operations, Net	(59)	(408)	(308)	(3,430)
Net Loss	$(4,012)	$(7,438)	$(4,074)	$(14,305)

Weighted average common shares outstanding
– basic and diluted:	21,591	21,267	21,500	21,175

Net Loss Attributable to Common Shareholders
– basic and diluted:
Loss from Continuing Operations	$(0.18)	$(0.33)	$(0.18)	$(0.51)
Loss from Discontinued Operations, Net	(0.01)	(0.02)	(0.01)	(0.17)
Net Loss Attributable to Common Shareholders	$(0.19)	$(0.35)	$(0.19)	$(0.68)

Options for 1.6 million shares were excluded from the 12 and 40 week periods ended October 2, 2011 diluted weighted average share calculations and options for 1.9 million shares were excluded from the 12 and 40 weeks ended October 3, 2010 diluted weighted average share calculations, due to these shares being anti-dilutive.  In addition, restricted stock awards for 0.3 million shares were excluded from the 12 and 40 weeks ended October 2, 2011 diluted weighted average share calculations and 0.4 million shares were excluded from the 12 and 40 weeks ended October 3, 2010 diluted weighted average share calculations, due to these shares being anti-dilutive.

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

I.    ASSETS HELD FOR SALE

As of October 2, 2011, the $4.0 million shown in assets held for sale on the unaudited interim consolidated balance sheet consisted of the assets related to seven restaurants closed in the fourth quarter of 2010, four liquor licenses from restaurants closed in the fourth quarter of 2010, assets related to a site previously subleased which the Company no longer intends to sublease and assets related to a site the Company no longer plans to utilize.  The Company ceases recognizing depreciation expense for all assets that are being held for sale.

J.    INCOME TAXES

During the third quarter ended October 2, 2011, the Company performed its quarterly assessment of its net deferred tax assets. Under ASC 740, “Income Taxes” (“ASC 740”), companies are required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In evaluating all of the positive and negative evidence in determining that a valuation allowance was required, pursuant to ASC 740, the Company evaluated future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, if applicable, and tax planning strategies, and compared the likelihood of these sources of income in light of the recent pre-tax losses and determined that it is more likely than not that the Company will not be able to realize its net deferred tax assets in the future. A cumulative pre-tax loss is given considerably more weight than projections of future income, and a recent historical cumulative loss is considered a significant factor that is difficult to overcome. The Company has a three-year cumulative pre-tax loss.

Under ASC 740, companies are required to apply their estimated full-year tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated full-year tax rate to interim financial results if the estimated full-year tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on the Company’s current projections, a small change in pre-tax earnings would result in a material change in the estimated annual effective rate, producing significant variations in the customary relationship between income tax expense and pre-tax accounting income in interim periods.  As such, the Company recorded a tax expense for the third quarter of 2011 based on the actual year-to-date results, in accordance with ASC 740.

For the 12 and 40 weeks ended October 2, 2011, the Company has recorded an income tax expense on income from continuing operations of $0.2 million and less than $0.1 million, respectively, compared to a tax benefit of $0.6 million and $0.7 million in the comparable prior-year periods, respectively. The change in the effective tax rate from fiscal 2010 to fiscal 2011 is the result of fluctuations in pre-tax net loss and the related rate impacts of federal tax credits, as well as changes in the fiscal 2011 valuation allowance.  Additionally, there was no income tax benefit related to discontinued operations for the third quarter of 2011, compared to an income tax benefit of less than $0.1 million in the prior-year period.  The Company estimates that its tax credits, which are primarily the FICA (Social Security and Medicare taxes) tip credits and the WOTC (Work Opportunity Tax Credit), are $5.1 million through the third quarter of 2011 and are largely offset by a full valuation allowance.  The FICA tip credit is a non-refundable federal income tax credit available to offset a portion of employer’s FICA tax paid on employee cash tips.  WOTC is available for wages paid by employers who hire individuals from certain targeted groups of hard-to-employ individuals.

K.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its first quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

L.   SUBSEQUENT EVENTS

On October 17, 2011, the Company completed a sale-leaseback of 50 O’Charley’s restaurant properties, which produced gross proceeds of approximately $105 million. During the fourth fiscal quarter, the Company will be using the net proceeds from the sale-leaseback of approximately $103.8 million and approximately $11.4 million of available cash to redeem at par the $115.2 million principal amount of the Senior Notes.

The anticipated impact of the two transactions will be a decrease in annual interest expense associated with the Senior Notes of approximately $10.0 million, as well as approximately $2.5 million less in annual depreciation, which will be partly offset by approximately $8.9 million of incremental annual rent expense.  The incremental annual rent expense includes straight-line rent, and the annual amortization of related deferred finance costs and the deferred gain on the sale of certain properties included in the sale-leaseback transaction. The full impact of these changes will be reflected in the Company’s 2012 results. In addition, the Company expects to record a loss in the fiscal fourth quarter of approximately $1.2 million on the sale of certain properties included in the sale-leaseback transaction.

During the fourth fiscal quarter, the Company also entered into a Fourth Amended and Restated Credit Agreement with its existing banks, under which it has reduced its revolving credit facility to $30 million from $45 million and extended the facility’s term to 2016.  While the facility’s terms are substantially consistent with the relevant terms of the prior facility, which was to mature in August 2013, the Company is permitted to make capital expenditures for restaurant remodels and expansion under the new facility of up to $5 million for 2011 and up to 35% of Earnings Before Interest Taxes Depreciation and Amortization or EBITDA (as defined therein) for 2012 and the years thereafter.

M.    SUPPLEMENTARY CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

Presented below is supplementary consolidating financial information for the Company and the subsidiary guarantors as of October 2, 2011 and December 26, 2010 and for the 12 and 40 week periods ended October 2, 2011 and October 3, 2010.

Consolidating Balance Sheet
As of October 2, 2011
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantor	Adjustments	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,464	$29,309	$—	$30,773
Trade accounts receivable, net	5,401	6,725	(950)	11,176
Income taxes receivable	—	3,183	—	3,183
Intercompany (payable) receivable	(282,269)	251,783	30,486	—
Inventories	3,734	4,494	—	8,228
Assets held for sale	3,334	645	—	3,979
Other current assets	2,693	2,708	1,446	6,847
Total current (liabilities) assets	(265,643)	298,847	30,982	64,186

Property and equipment, net	217,032	84,455	—	301,487
Trade names and other intangible assets	25	25,921	—	25,946
Other assets	208,719	28,811	(226,233)	11,297
Total Assets (Liabilities)	$160,133	$438,034	$(195,251)	$402,916

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Trade accounts payable	$7,523	$(1,624)	$2,075	$7,974
Accrued payroll and related expenses	10,548	4,146	—	14,694
Accrued expenses	20,286	6,569	(950)	25,905
Deferred revenue	—	5,991	(629)	5,362
Federal, state and local taxes	(14,163)	24,817	—	10,654
Current portion of long-term debt and capitalized
lease obligations	154	65	—	219
Total current liabilities	24,348	39,964	496	64,808

Deferred income taxes	3,916	—	—	3,916
Other liabilities	22,335	19,091	99	41,525
Long-term debt and capitalized lease obligations,
less current portion	141,246	80	(24,656)	116,670

Shareholders’ Equity (Deficit):
Common stock	125,008	343,431	(301,055)	167,384
Retained (deficit) earnings	(156,720)	35,468	129,865	8,613
Total shareholders’ (deficit) equity	(31,712)	378,899	(171,190)	175,997
Total Liabilities and Shareholders’ Equity (Deficit)	$160,133	$438,034	$(195,251)	$402,916

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

Consolidating Statement of Operations
12 Weeks Ended October 2, 2011
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated

	(in thousands)

Revenues:
Restaurant sales	$102,795	$80,453	$3,144	$186,392
Franchise and other revenue	153	43	—	196
	102,948	80,496	3,144	186,588

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	33,437	25,238	1,187	59,862
Payroll and benefits	37,982	28,811	(1,945)	64,848
Restaurant operating costs	21,245	15,520	3,395	40,160
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	92,664	69,569	2,637	164,870

Advertising and marketing	—	8,165	32	8,197
General and administrative	902	4,766	(114)	5,554
Depreciation and amortization of property and equipment	4,794	3,536	95	8,425
Impairment and disposal charges, net	127	50	—	177
	98,487	86,086	2,650	187,223
Income (Loss) from Operations	4,461	(5,590)	494	(635)
Other Expense (Income):
Interest expense, net	3,035	126	—	3,161
Other, net	10,069	(10,069)	—	—
	13,104	(9,943)	—	3,161
(Loss) Income from Continuing Operations Before Income Taxes	(8,643)	4,353	494	(3,796)
Income Tax Expense (Benefit)	167	(10)	—	157
(Loss) Income from Continuing Operations	(8,810)	4,363	494	(3,953)
Loss from Discontinued Operations, net	(33)	(26)	—	(59)
Net (Loss) Income	$(8,843)	$4,337	$494	$(4,012)

Consolidating Statement of Operations
12 Weeks Ended October 3, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated

	(in thousands)
Revenues:
Restaurant sales	$106,370	$78,944	$2,977	$188,291
Franchise and other revenue	273	78	—	351
	106,643	79,022	2,977	188,642

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	32,204	23,626	1,103	56,933
Payroll and benefits	40,373	28,514	(1,872)	67,015
Restaurant operating costs	22,366	15,816	3,320	41,502
Cost of restaurant sales, exclusive of depreciation
and amortization shown separately below	94,943	67,956	2,551	165,450

Advertising and marketing	—	7,912	35	7,947
General and administrative	1,420	7,036	(174)	8,282
Depreciation and amortization of property and equipment	5,328	4,188	113	9,629
Impairment and disposal charges, net	2,494	3	—	2,497
	104,185	87,095	2,525	193,805
Income (Loss) from Operations	2,458	(8,073)	452	(5,163)
Other Expense (Income):
Interest expense, net	2,354	134	—	2,488
Other, net	43,733	(43,739)	—	(6)
	46,087	(43,605)	—	2,482
(Loss) Income from Continuing Operations Before Income Taxes	(43,629)	35,532	452	(7,645)
Income Tax (Benefit) Expense	(699)	84	—	(615)
(Loss) Income from Continuing Operations	(42,930)	35,448	452	(7,030)
Loss from Discontinued Operations, Net	(186)	(222)	—	(408)
Net (Loss) Income	$(43,116)	$35,226	$452	$(7,438)

Consolidating Statement of Operations
40 Weeks Ended October 2, 2011
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated

	(in thousands)

Revenues:
Restaurant sales	$363,137	$270,319	$10,730	$644,186
Franchise and other revenue	526	215	—	741
	363,663	270,534	10,730	644,927

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	116,421	83,389	4,004	203,814
Payroll and benefits	132,106	96,914	(5,831)	223,189
Restaurant operating costs	70,129	51,728	10,719	132,576
Cost of restaurant sales, exclusive of depreciation and
amortization shown separately below	318,656	232,031	8,892	559,579

Advertising and marketing	—	27,323	98	27,421
General and administrative	3,805	20,818	(431)	24,192
Depreciation and amortization of property and equipment	16,294	11,977	316	28,587
Impairment and disposal charges, net	158	(342)	—	(184)
	338,913	291,807	8,875	639,595
Income (Loss) from Operations	24,750	(21,273)	1,855	5,332
Other Expense (Income):
Interest expense, net	8,655	420	—	9,075
Other, net	33,141	(33,138)	—	3
	41,796	(32,718)	—	9,078
(Loss) Income from Continuing Operations Before Income Taxes	(17,046)	11,445	1,855	(3,746)
Income Tax Expense	20	—	—	20
(Loss) Income from Continuing Operations	(17,066)	11,445	1,855	(3,766)
Income (Loss) from Discontinued Operations, Net	181	(489)	—	(308)
Net (Loss) Income	$(16,885)	$10,956	$1,855	$(4,074)

Consolidating Statement of Operations
40 Weeks Ended October 3, 2010
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)

Revenues:
Restaurant sales	$369,438	$266,054	$10,245	$645,737
Franchise and other revenue	641	281	—	922
	370,079	266,335	10,245	646,659

Costs and Expenses:
Cost of restaurant sales:
Cost of food and beverage	109,398	78,510	3,734	191,642
Payroll and benefits	136,854	96,085	(5,985)	226,954
Restaurant operating costs	71,554	52,176	10,902	134,632
Cost of restaurant sales, exclusive of depreciation
and amortization shown separately below	317,806	226,771	8,651	553,228

Advertising and marketing	—	27,371	118	27,489
General and administrative	4,495	25,532	(607)	29,420
Depreciation and amortization of property and equipment	18,405	14,136	391	32,932
Impairment and disposal charges, net	5,211	541	—	5,752
Pre-opening	—	7	—	7
	345,917	294,358	8,553	648,828
Income (Loss) from Operations	24,162	(28,023)	1,692	(2,169)
Other Expense:
Interest expense, net	8,956	449	—	9,405
Other, net	43,734	(43,739)	—	(5)
	52,690	(43,290)	—	9,400
(Loss) Income from Continuing Operations Before Income Taxes	(28,528)	15,267	1,692	(11,569)
Income Tax Benefit	(680)	(14)	—	(694)
(Loss) Income from Continuing Operations	(27,848)	15,281	1,692	(10,875)
Loss from Discontinued Operations, Net	(2,886)	(544)	—	(3,430)
Net (Loss) Income	$(30,734)	$14,737	$1,692	$(14,305)

Consolidating Statement of Cash Flows
40 weeks Ended October 2, 2011
(Unaudited)

			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)

Cash Flows from Operating Activities:
Net (loss) income	$(16,886)	$10,957	$1,855	$(4,074)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,294	11,977	316	28,587
Amortization of debt issuance costs and swap termination payment	297	—	—	297
Share–based compensation	1,374	—	—	1,374
Amortization of deferred gain on sale-leasebacks	(813)	—	—	(813)
Deferred income taxes and other income tax related items	526	—	—	526
Loss on the sale of assets	80	28	5	113
Impairment and disposal charges, net	(246)	(346)	—	(592)
Changes in assets and liabilities:
Trade accounts and other receivables	1,259	(1,087)	732	904
Income taxes receivable	—	(332)	—	(332)
Inventories	311	532	—	843
Other current assets	(961)	(239)	(1,446)	(2,646)
Trade accounts payable	22	(1,705)	1,446	(237)
Deferred revenue	—	(12,222)	—	(12,222)
Accrued payroll, accrued expenses, and federal, state
and local taxes	1,702	320	(732)	1,290
Other long-term assets and liabilities	(921)	(1,005)	—	(1,926)
Net cash provided by operating activities	2,038	6,878	2,176	11,092

Cash Flows from Investing Activities:
Additions to property and equipment	(7,604)	(3,357)	(111)	(11,072)
Proceeds from the sale of assets	36	2,150	—	2,186
Other, net	6,461	(4,310)	(2,065)	86
Net cash used in investing activities	(1,107)	(5, 517)	(2,176)	(8,800)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(1,550)	—	—	(1,550)
Debt issuance costs	(125)	—	—	(125)
Proceeds from the exercise of stock options and issuances
under CHUX ownership plan	615	—	—	615
Shares tendered and retired for minimum tax withholding	(169)	—	—	(169)
Excess tax benefit from share-based payments	17	—	—	17
Net cash used in financing activities	(1,212)	—	—	(1,212)

(Decrease) Increase in cash and cash equivalents	(281)	1,361	—	1,080
Cash and cash equivalents at beginning of the period	1,744	27,949	—	29,693
Cash and cash equivalents at end of the period	$1,463	$29,310	$—	$30,773

Consolidating Statement of Cash Flows
40 Weeks Ended October 3, 2010
(Unaudited)
			Minor
			Subsidiaries and
	Parent	Subsidiary	Consolidating
	Company	Guarantors	Adjustments	Consolidated
	(in thousands)

Cash Flows from Operating Activities:
Net (loss) income	$(30,657)	$14,659	$1,693	$(14,305)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,564	14,324	390	33,278
Amortization of debt issuance costs and swap termination payment	643	—	—	643
Share–based compensation	3,062	—	—	3,062
Loss on early extinguishment of debt	198	—	—	198
Amortization of deferred gain on sale-leasebacks	(813)	—	—	(813)
Deferred income taxes and other income tax related items	2,084	—	—	2,084
Loss on the sale of assets	46	40	—	86
Impairment and disposal charges, net	7,569	615	—	8,184
Changes in assets and liabilities:
Trade accounts and other receivables	2,659	1,019	712	4,390
Income taxes receivable	—	(2,827)	—	(2,827)
Inventories	937	1,264	—	2,201
Other current assets	(1,177)	(994)	(22)	(2,193)
Trade accounts payable	2,684	(2,173)	—	511
Deferred revenue	—	(12,427)	—	(12,427)
Accrued payroll, accrued expenses, and federal, state and local taxes	3,504	426	(682)	3,248
Other long-term assets and liabilities	(2,305)	388	—	(1,917)
Net cash provided by operating activities	6,998	14,314	2,091	23,403

Cash Flows from Investing Activities:
Additions to property and equipment	(6,055)	(4,430)	(391)	(10,876)
Proceeds from the sale of assets	7	1,130	—	1,137
Other, net	11,246	(9,551)	(1,700)	(5)
Net cash provided by (used in) investing activities	5,198	(12,851)	(2,091)	(9,744)

Cash Flows from Financing Activities:
Payments on long-term debt and capitalized lease obligations	(1,627)	—	—	(1,627)
Repurchase of Senior Notes	(9,993)	—	—	(9,993)
Debt issuance costs	(1,647)	—	—	(1,647)
Proceeds from the exercise of stock options and issuances under CHUX
Ownership Plan	739	—	—	739
Shares tendered and retired for minimum tax withholding	(277)	—	—	(277)
Excess tax benefit from share-based payments	8	—	—	8
Dividends paid	(3)	—	—	(3)
Net cash used in financing activities	(12,800)	—	—	(12,800)

(Decrease) increase in cash and cash equivalents	(604)	1,463	—	859
Cash and cash equivalents at beginning of the period	2,127	19,753	—	21,880
Cash and cash equivalents at end of the period	$1,523	$21,216	$—	$22,739

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, belief and expectations such as statements concerning our estimated results in future periods, operating and growth strategy, and financing plans. Forward-looking statements are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend,” “seek,” “forecast,” or similar expressions.  These forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to, the continued deterioration in the United States economy and the related adverse effect on our sales of decreases in consumer spending; our ability to achieve our internal forecast of sales and profitability; our ability to comply with the terms and conditions of our financing agreements; our ability to maintain or increase comparable sales and operating margins at our restaurants; food-borne illness concerns, including negative publicity related to food safety that could harm our reputation; the effects that increases in food, labor, energy, interest costs and other expenses have on our results of operations; the effect of increased competition; our ability to successfully implement changes to our supply chain; our ability to sell or sublease closed restaurants and other surplus assets; our ability to successfully implement and realize projected benefits of our turnaround and transformation process, and other initiatives; the resolution of outstanding legal proceedings; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission (the “Commission”). Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a multi-concept restaurant company headquartered in Nashville, Tennessee. We operate three restaurant concepts under the “O’Charley’s,” “Ninety Nine Restaurants” (“Ninety Nine”) and “Stoney River Legendary Steaks” (“Stoney River”) trade names. As of October 2, 2011, we operated 221 O’Charley’s restaurants in 17 states in the East, Southeast and Midwest, 106 Ninety Nine restaurants in seven states throughout New England and upstate New York, and 10 Stoney River restaurants in six states in the Southeast and Midwest. As of October 2, 2011, we had six franchised O’Charley’s restaurants in four states.  Our fiscal year ends on the last Sunday of the calendar year.  We have one reportable segment.

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

Our Guest Satisfaction Index (GSI) scores, which we believe are often a barometer signifying a guest’s intent to return to the restaurant, continued to improve during the third quarter of fiscal 2011. The percentage of respondents who gave the highest rating for overall satisfaction improved by 400 basis points at O’Charley’s, by 500 basis points at Ninety Nine, and by 200 basis points at Stoney River in the third quarter of fiscal 2011 compared to the prior-year period.  Going forward, we believe that our primary focus must be on positioning each of our restaurant concepts to increase guest counts, sales, and profitability.

During the third fiscal quarter of 2011, both the Ninety Nine and the Stoney River restaurant concepts produced their fifth consecutive quarter of improved comparable sales. Although two of our three concepts generated positive comparable sales, negative comparable sales at our O’Charley’s concept and the closure of 12 restaurants, excluding those considered as discontinued operations, since the end of the second fiscal quarter of 2010, resulted in a reduction in total restaurant sales when compared to the prior year periods.  Guest counts increased at two of our three restaurant concepts and average check per guest increased at all three restaurant concepts.  We are pleased to report this very real progress; however, we are in the early stages of improving our ability to produce sustainable, long-term profitable growth. We believe that success will come from continuing to focus on the key points of our turnaround plan: (1) lead with food and win with food: serving a menu of memorable offerings priced to provide a compelling value for our guests; (2) operate great restaurants: consistently delivering a quality dining experience; (3) drive guest counts through effective messages: clearly communicating the attributes of our concepts; and (4) provide attractive and comfortable restaurants: delivering a great environment for our guests every day at each O’Charley’s, Ninety Nine and Stoney River.

At our O’Charley’s restaurants, we saw a decline in our comparable sales as compared to the same prior-year quarter.  While sales declined, our average check per guest increased.  We believe a change in year-over-year promotions contributed to this shift in sales and average check.  Beginning in August of 2010 we re-introduced the “2 Meals for $14.99” promotion which ended in January 2011, as compared to the “8 Meals for Under $8” offering during the third quarter of 2011.  While the pricing of our third quarter 2011 offering improved our average check, we believe this difference in our value offering, in part, drove our decline in sales.  We continue to build upon the concept’s existing strengths by simplifying the menu and improving the quality of menu items. We are also actively working with our advertising agency to enhance our value messaging.   During the third quarter we announced the hiring of Marc Buehler as the concept President for O’Charley’s.  Mr. Buehler has extensive experience in casual dining, most recently as President, CEO and a director of Kona Grill, Inc.  Previously, he served as CEO of LS Management, Inc. the operator of nearly 200 locations: Lone Star Steakhouse and Saloon and Texas Land & Cattle Steak House.

At our Ninety Nine restaurants, we continue to focus on our core guests, who we believe appreciate a friendly environment that offers generous portions of high-quality traditional fare at moderate prices.  This “back to the basics” approach has now produced five consecutive quarters of accelerating comparable sales and improved guest counts for the past three quarters.  We believe this trend of improved performance as well as the favorable comparison to Knapp Track is largely attributed to returning this concept to its historic roots as a neighborhood bar and grill.  This was evidenced by our successful guest loyalty “Red Sox Win/Kids Eat Free” promotion and the  meaningful sales growth in our promotion of our lobster roll.

At our Stoney River restaurants, our focus on broadening the appeal of this brand to a wider audience continues to show favorable results.  We are now focused on refreshing our menu choices as well as bringing Stoney River’s cost structure in line with a lower check average.  We are pleased that the average check per guest increased at Stoney River, which is the first time since the first quarter of 2009.  In addition, our third quarter comparable sales increase is the fifth consecutive quarter of increased comparable sales and the eighth consecutive quarter of increased comparable guest counts. We believe this on-going sales improvement, coupled with a modest increase in check average, is evidence of the long-term success of our repositioning efforts.

        In addition to operational improvements, we believe we made significant progress toward reducing our future financing risks by the planned fiscal fourth quarter 2011 redemption at par of the $115.2 million principal amount of Senior Notes which were to mature in November 2013.  The gross proceeds of approximately $105 million from the sale-leaseback of 50 O’Charley’s restaurant properties combined with available cash will fund the redemption of the Senior Notes. Both the sale-leaseback and Senior Note redemption notifications were completed and announced on October 17, 2011, after the end of the fiscal third quarter.

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

Cost of Food and Beverage primarily consists of the costs of beef, poultry, seafood, and alcoholic and non-alcoholic beverages, net of vendor discounts and rebates. The three most significant commodities that may affect our cost of food and beverage are beef, poultry and seafood, which accounted for approximately 24 percent, 10 percent and 15 percent, respectively, of our overall cost of food and beverage in the first 40 weeks of fiscal 2011. Generally, temporary increases in these costs are not passed on to guests; however, in the past, we have adjusted menu prices to compensate for increased costs of a more permanent nature.

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

Operating Results

The following table highlights the operating results for the 12 and 40 week periods ended October 2, 2011 and October 3, 2010 as a percentage of total revenues unless specified otherwise. Operating results for the 12 and 40 week periods ended October 3, 2010 have been adjusted to reflect the discontinued operations of certain restaurant locations closed during the fourth quarter of fiscal 2010.

	12 Weeks Ended		40 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Revenues:
Restaurant sales	99.9%	99.8%	99.9%	99.9%
Franchise and other revenue	0.1	0.2	0.1	0.1
	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of restaurant sales: (1)
Cost of food and beverage	32.1%	30.2%	31.6%	29.7%
Payroll and benefits	34.8	35.6	34.6	35.1
Restaurant operating costs	21.5	22.0	20.6	20.8
Cost of restaurant sales, exclusive of depreciation and	88.5%	87.9%	86.9%	85.7%
amortization shown separately below

Advertising and marketing	4.4%	4.2%	4.3%	4.3%
General and administrative	3.0	4.4	3.8	4.5
Depreciation and amortization	4.5	5.1	4.4	5.1
Impairment, and disposal charges, net	0.1	1.3	0.0	0.9
Pre-opening costs	0.0	0.0	0.0	0.0
	100.3%	102.7%	99.2%	100.3%

(Loss) Income from Operations	(0.3)%	(2.7)%	0.8%	(0.3)%

Other Expense:
Interest expense, net	1.7%	1.3%	1.4%	1.5%
Other, net	0.0	0.0	0.0	0.0
	1.7%	1.3%	1.4%	1.5%
Loss before Income Taxes	(2.0)	(4.1)	(0.6)	(1.8)

Income Tax Expense (Benefit)	0.1	(0.3)	0.0	(0.1)
Loss from Continuing Operations	(2.1)	(3.7)	(0.6)	(1.7)
Loss from Discontinued Operations, Net	0.0	(0.2)	0.0	(0.5)
Net Loss	(2.1)%	(3.9)%	(0.6)%	(2.2)%

(1)	Percentages calculated as a percentage of restaurant sales.

Adjusted EBITDA

The following table is a reconciliation of U.S. generally accepted accounting principles (“GAAP”) financial measure of (Loss) Income from Operations to Adjusted EBITDA, a non-GAAP financial measure, for the 12 and 40 week periods ended October 2, 2011 and October 3, 2010 (1):

	12 Weeks Ended		40 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
(in thousands)	2011	2010	2011	2010
(Loss) Income from Operations	$(635)	$(5,163)	$5,332	$(2,169)

Add:
Depreciation and amortization	8,425	9,629	28,587	32,932
Impairment and disposal charges, net (2)	177	2,497	(184)	5,752
Share-based compensation expense (3)	(190)	850	1,374	3,062
Severance, recruiting and relocation expense (4)	559	—	932	2,395
Changes in deferred compensation balances (5)	(535)	138	(270)	138

Adjusted EBITDA	$7,801	$7,951	$35,771	$42,110

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

Concept Performance Measures

The following table reflects margin performance of each of our concepts for the 12 and 40 week periods ended October 2, 2011 and October 3, 2010. Margin performance for the 12 and 40 week periods ended October 3, 2010 has been adjusted to reflect the discontinued operations of certain restaurant locations closed during the fourth quarter of fiscal 2010.

	12 Weeks Ended		40 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
		($ in millions)		($ in millions)
O’Charley’s Concept:
Restaurant Sales	$115.2	$118.9	$407.1	$413.3

Cost and expenses: (1)
Cost of food and beverage	32.6%	30.3%	32.1%	29.6%
Payroll and benefits	34.9%	36.0%	34.6%	35.2%
Restaurant operating costs (2)	21.9%	22.1%	20.2%	20.4%
Cost of restaurant sales, exclusive of
depreciation and amortization	89.4%	88.4%	86.9%	85.2%

Ninety Nine Concept:
Restaurant Sales	$63.8	$62.0	$211.5	$207.2

Cost and expenses: (1)
Cost of food and beverage	30.7%	29.4%	30.2%	29.0%
Payroll and benefits	35.4%	35.7%	35.7%	36.1%
Restaurant operating costs (2)	21.2%	22.3%	21.2%	21.8%
Cost of restaurant sales, exclusive of
depreciation and amortization	87.3%	87.4%	87.1%	86.9%

Stoney River Concept:
Restaurant Sales	$7.4	$7.3	$25.6	$25.2

Cost and expenses: (1)
Cost of food and beverage	37.2%	36.5%	36.7%	35.9%
Payroll and benefits	27.7%	27.5%	27.5%	26.8%
Restaurant operating costs (2)	19.7%	19.1%	19.7%	20.3%
Cost of restaurant sales, exclusive of
depreciation and amortization	84.6%	83.1%	83.9%	83.0%

(1)	Shown as a percentage of restaurant sales.
(2)	Includes rent, where 100 percent of the Ninety Nine restaurant locations are leased compared to 57 percent of O’Charley’s restaurant locations and 70 percent of Stoney River restaurant locations.

Concept Restaurant Count and Operating Statistics

The following table sets forth certain financial and other restaurant data for the 12 week periods ended October 2, 2011 and October 3, 2010. The 12 week period ended October 3, 2010 includes the operations of certain restaurant locations closed during 2010 which are classified as discontinued operations in the accompanying financial statements.

	October 2,	October 3,
	2011	2010
Number of Restaurants:
O’Charley’s Restaurants:
In operation, beginning of quarter	221	234
Restaurants opened	—	—
Restaurant closed	—	(1)
In operation, end of quarter	221	233
Ninety Nine Restaurants:
In operation, beginning of quarter	106	113
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	106	113
Stoney River Restaurants:
In operation, beginning of quarter	10	11
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	10	11
Franchised / Joint Venture Restaurants (O’Charley’s)
In operation, beginning of quarter	6	9
Restaurants opened	—	—
Restaurants closed	—	—
In operation, end of quarter	6	9
Average Weekly Sales per Store:
O’Charley’s	$43,446	$42,851
Ninety Nine	50,161	47,133
Stoney River	61,360	55,544
Change in Comparable Sales (1):
O’Charley’s	(0.9)%	(2.2)%
Ninety Nine	4.1%	1.2%
Stoney River	6.8%	1.7%
Change in Comparable Guest Counts (1):
O’Charley’s	(4.5)%	2.7%
Ninety Nine	4.0%	(0.6)%
Stoney River	6.1%	15.4%
Change in Comparable Average Check per Guest (1):
O’Charley’s	3.8%	(4.8)%
Ninety Nine	0.1%	1.8%
Stoney River	0.6%	(11.9)%
Average Check per Guest (2):
O’Charley’s	$12.75	$12.26
Ninety Nine	14.55	14.51
Stoney River	35.03	34.69

(1)	When computing comparable sales and guest counts, restaurants open for at least 78 weeks are compared from period to period.

(2)	The average check per guest is computed using all restaurants open during the quarter.

Third Quarter and First 40 Weeks of Fiscal 2011 versus Third Quarter and First 40 Weeks of Fiscal 2010

Revenues

During the 12 week period ended October 2, 2011, total revenues decreased 1.1 percent to $186.6 million from $188.6 million for the same prior-year period. This decrease in revenues primarily reflects the decrease in restaurant sales resulting from restaurant closures in the prior year partly offset by comparable sales growth. Total revenues for the first 40 weeks of 2011 decreased 0.3 percent to $644.9 million from $646.7 million in the same prior-year period.

Restaurant sales for O’Charley’s decreased $3.7 million, or 3.1 percent, to $115.2 million for the third quarter of 2011, reflecting a decrease in comparable sales of 0.9 percent and the closure of nine restaurants since the end of the second quarter of 2010. The closure of the nine restaurants reduced sales in the third quarter by $2.6 million. The comparable sales decrease of 0.9 percent was the result of a 4.5 percent decrease in guest counts partly offset by a 3.8 percent increase in average check.  The 4.5 percent decrease in guest counts reduced sales by $5.2 million compared to the prior-year period while the 3.8 percent increase in average check increased sales by $4.2 million compared to the prior-year period.  Restaurant sales for company-operated O’Charley’s restaurants decreased by $6.2 million to $407.1 million for the first 40 weeks of 2011 from $413.3 million for the first 40 weeks of 2010, reflecting a comparable sales increase of 0.8 percent and the closure of ten restaurants since the beginning of 2010. The closure of the ten restaurants reduced sales in the first 40 weeks of 2011 by $9.6 million. The comparable sales increase of 0.8 percent was the result of a 0.9 percent increase in average check partly offset by a 0.1 percent decrease in guest counts. The 0.9 percent increase in average check increased sales by $3.6 million compared to the prior-year period while the 0.1 percent decrease in guest count reduced sales by $0.4 million compared to the prior-year period.

Restaurant sales for Ninety Nine increased $1.8 million, or 2.9 percent, to $63.8 million in the third quarter of 2011, reflecting an increase in comparable sales of 4.1 percent, partly offset by the effect of closing two restaurants since the end of the second quarter of 2010. The closure of the two restaurants reduced sales in the current quarter by $0.6 million. The comparable sales increase of 4.1 percent was the result of a 4.0 percent increase in guest counts and a 0.1 percent increase in average check. The 4.0 percent increase in guest counts increased sales by $2.5 million compared to the prior-year period and the 0.1 percent increase in average check increased sales by $0.1 million compared to the prior-year period. Restaurant sales for Ninety Nine increased by $4.3 million to $211.5 million for the first 40 weeks of 2011 from $207.2 million for the first 40 weeks of 2010, reflecting a comparable sales increase of 3.5 percent, partly offset by the effect of closing five restaurants since the beginning of 2010. The closure of the five restaurants reduced sales in the first 40 weeks of 2011 by $2.5 million. The comparable sales increase of 3.5 percent was the result of a 2.6 percent increase in guest counts and a 0.8 percent increase in average check. The 2.6 percent increase in guest counts and the 0.8 percent increase in average check increased sales by $5.4 million and $1.7 million, respectively, compared to the prior-year period.

Restaurant sales for Stoney River Legendary Steaks were $7.4 million in the third quarter of 2011 compared to $7.3 million in the third quarter of 2010, reflecting a 6.8 percent increase in comparable sales offset by the closure of one restaurant since the end of the second quarter of 2010. The closure of the one restaurant decreased sales in the current quarter by $0.4 million. The comparable sales increase of 6.8 percent was the result of a 6.1 percent increase in guest counts and a 0.6 percent increase in average check. The 6.1 percent increase in guest counts and the 0.6 percent increase in average check increased sales by $0.4 million and $0.1 million compared to the prior-year periods, respectively. Restaurant sales for Stoney River Legendary Steaks increased $0.4 million, or 1.6 percent, to $25.6 million for the first 40 weeks of 2011 from $25.2 million for the first 40 weeks of 2010, reflecting a 7.3 percent increase in comparable sales partly offset by the closure of one restaurant since the end of fiscal 2010. The closure of the one restaurant reduced sales in the first 40 weeks of 2011 by $1.4 million. The comparable sales increase of 7.3 percent was the result of a 9.7 percent increase in guest counts partly offset by a 2.3 percent decrease in average check. The 9.7 percent increase in guest counts increased sales by $2.2 million compared to the prior-year period, while the 2.3 percent decrease in average check reduced sales by $0.6 million compared to the prior-year period.

Cost of Food and Beverage

During the third quarter of 2011, our cost of food and beverage was $59.9 million, or 32.1 percent of restaurant sales, compared with $56.9 million, or 30.2 percent of restaurant sales, in the same prior-year period. A number of factors contributed to this $3.0 million increase in food and beverage costs. In addition to changes and trends in consumer behavior, we routinely adjust our product offerings, pricing and promotional incentives among other factors that collectively comprise our product mix during any given period. During the third quarter of 2011, we believe that increases in commodity costs, particularly beef, pork, produce, and dairy products, increased our cost of food and beverage by $4.7 million while the change to our product mix decreased our cost of food and beverage by approximately $1.2 million, and decreases in sales reduced our cost of food and beverage by $0.6 million. During the first 40 weeks of 2011, cost of food and beverage was $203.8 million, or 31.6 percent of restaurant sales, compared to $191.6 million, or 29.7 percent of restaurant sales, in the same prior-year period.  During the first 40 weeks of 2011, we believe the change to our product mix increased our cost of food and beverage by approximately $2.1 million increases in commodity costs increased our cost of food and beverage by $10.6 million and decreases in sales reduced our cost of food and beverage by $0.5 million. We expect commodity costs, as a percentage of restaurant sales to be higher than the comparable prior-year periods, during the remainder of 2011.

Payroll and Benefits

During the third quarter of 2011, payroll and benefits were $64.8 million, or 34.8 percent of restaurant sales, compared to $67.0 million, or 35.6 percent of restaurant sales, in the same prior-year period. During the first 40 weeks of 2011, payroll and benefits were $223.2 million, or 34.6 percent of restaurant sales, compared to $227.0 million, or 35.1 percent of restaurant sales, in the same prior-year period. As a percentage of restaurant sales, payroll and benefits declined in both the 12 and 40 week periods as compared to the prior-year periods due primarily to higher productivity from better utilization of our scheduling tools, partly offset by an increase in payroll taxes due to the prior-year period including a credit from the adoption of the Hiring Incentives to Restore Employment (HIRE) Act and increased current year employee bonuses.

Restaurant Operating Costs

During the third quarter of 2011, restaurant operating costs were $40.2 million, or 21.5 percent of restaurant sales, compared to $41.5 million, or 22.0 percent of restaurant sales, in the same prior-year period. Our restaurant operating costs performance on a quarter-over-quarter basis reflects reductions in utility costs of $0.6 million and supply costs of $0.5 million. During the first 40 weeks of 2011, restaurant operating costs were $132.6 million, or 20.6 percent of restaurant sales, compared to $134.6 million, or 20.8 percent of restaurant sales, in the same prior-year period. Our restaurant operating costs on a year-over-year basis reflect reductions in utility costs of $1.2 million and general liability expense of $1.1 million, partly offset by an increase in repairs and maintenance costs of $0.7 million.

Advertising and Marketing Expenses

During the third quarter of 2011, advertising and marketing expenses were $8.2 million, or 4.4 percent of revenue, as compared to $7.9 million, or 4.2 percent of revenue, in the same prior-year period.  The quarter-over-quarter increase in expenses is for planned spending increases primarily related to developing our new branding initiatives.  During the first 40 weeks of 2011, advertising and marketing expenses were $27.4 million, or 4.3 percent of revenue, as compared to $27.5 million, or 4.3 percent of revenue, in the same prior-year period.

General and Administrative Expenses

General and administrative expenses were $5.6 million, or 3.0 percent of revenue, in the third quarter of 2011, compared to $8.3 million, or 4.4 percent of revenue, in the same prior-year period. Our general and administrative expenses on a quarter-over-quarter basis reflect a $1.3 million reduction in net compensation, including salaries and bonuses, share-based compensation and severance and a $0.7 million decrease due to a loss in our deferred compensation plan as compared to a gain in the prior-year quarter. During the first 40 weeks of 2011, general and administrative expenses were $24.2 million, or 3.8 percent of revenue, compared to $29.4 million, or 4.5 percent of revenue, in the same prior-year period. Our general and administrative expenses on a year-over-year basis reflect a $4.1 million reduction in net compensation, including salaries and bonuses, share-based compensation and severance and a $0.4 million decrease due to a loss in our deferred compensation plan as compared to a gain in the prior-year 40 week period. Of the $4.1 million year-over-year reduction in net compensation, $1.4 million is attributed to a reduction in severance, recruiting and relocation expense.

Depreciation and Amortization, Property and Equipment

During the third quarter of 2011, depreciation and amortization was $8.4 million, or 4.5 percent of revenue, as compared to $9.6 million, or 5.1 percent of revenue, in the same prior-year period. These reductions in expense are primarily due to lower carrying values of assets following restaurant closures and impairment charges recognized in prior fiscal years. During the first 40 weeks of 2011, depreciation and amortization was $28.6 million, or 4.4 percent of revenue, compared to $32.9 million, or 5.1 percent of revenue, in the same prior-year period.

Impairment and Disposal Charges, net

During the third quarter of 2011, there were lease obligation and exit and disposal costs of $0.2 million for previously closed locations, as compared to a $2.5 million charge related primarily to four O’Charley’s restaurants in the same prior-year period. During the 40 week period ended October 2, 2011, net reductions of previously closed locations’ future lease obligations of $0.6 million, partly offset by exit and disposal costs of $0.4 million, resulted in a net gain on impairment and disposal of $0.2 million, as compared to a $5.8 million charge in the same prior-year period.

Interest Expense, Net

Interest expense for the third quarter of 2011 was $3.2 million, or 1.7 percent of revenue, compared to $2.5 million, or 1.3 percent of revenue, in the same prior-year period. The increase in expense reflects changes in the value of deferred compensation balances, which as noted above reduced our general and administrative expenses. Interest expense for the first 40 weeks of 2011 was $9.1 million, or 1.4 percent of revenue, compared to $9.4 million, or 1.5 percent of revenue, in the same prior-year period. The reduction in expense reflects our lower debt levels as we repurchased approximately $9.8 million in principal amount of bonds in the first quarter of 2010, partly offset by a $0.4 million increase due to the current year loss in our deferred compensation plan balance. In addition, the first 40 weeks of fiscal 2010 included charges associated with the repurchase of our bonds for premiums and the write-off of previously unamortized financing costs. At the end of the third quarter of 2011, we had $115.2 million of Senior Notes, a cash balance of $30.8 million and no drawings on our revolving line of credit.

Income Taxes

Our provision for income taxes for the first 40 weeks of 2011 was an expense of less than $0.1 million, versus a tax benefit of $0.7 million in the same prior-year period.  Under GAAP, we are required to apply our estimated full-year tax rate to our pre-tax income (loss) on a year-to-date basis in each interim period.   Under ASC 740-270-30-18, companies should not apply the estimated full-year tax rate to interim financial results if the estimated full-year tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on our current projections, a small change in pre-tax earnings would result in a material change in the estimated annual effective tax rate, producing significant variations in the customary relationship between income tax expense and pre-tax accounting income in interim periods.  As such, we have recorded a tax expense for the third quarter of 2011 based on the actual year-to-date results, in accordance with ASC 740-270-30-18.  The change in the effective tax rate from fiscal 2010 to fiscal 2011 is the result of fluctuations in pre-tax net income (loss) and the related rate impacts of federal tax credits, as well as changes in the fiscal 2011 valuation allowance.  Additionally, there was no income tax benefit related to discontinued operations for the third quarter of 2011, compared to an income tax benefit of less than $0.1 million in the prior-year period.

Loss from Discontinued Operations, Net

During fiscal 2010, we closed nine restaurants that were treated as discontinued operations. During the 12 week period ended October 2, 2011, we recorded a $0.1 million loss from discontinued operations, net of taxes, which represents exit and disposal costs, partly offset by a net gain on the sale of the remaining assets from one Ninety Nine restaurant location. During the 12 week period ended October 3, 2010, we recorded a $0.4 million loss from discontinued operations, net of taxes, which represents net loss from operations. During the 40 week period ended October 2, 2011, we recorded a $0.3 million loss from discontinued operations, net of taxes, which represents $0.6 million of exit and disposal costs, partly offset by a $0.3 million gain on the sale of an O’Charley’s restaurant location as well as a minimal net gain on the sale of the remaining assets from two O’Charley’s restaurant locations and one Ninety Nine restaurant location. During the 40 week period ended October 3, 2010, the Company recorded a $3.4 million loss from discontinued operations, net of taxes, which represents $2.4 million in asset impairments and a $1.0 million net loss from operations.

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

The following table presents a summary of our cash flows for the 40 week periods ended October 2, 2011 and October 3, 2010:

	October 2,	October 3,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$11,092	$23,403
Net cash used in investing activities	(8,800)	(9,744)
Net cash used in financing activities	(1,212)	(12,800)
Net increase in cash and cash equivalents	$1,080	$859

Net cash provided by operating activities during the 40 week period ended October 2, 2011 was $11.1 million, a decrease of $12.3 million from the same prior-year period.  This reduction in net cash provided by operating activities is due to a $7.0 million decrease in net earnings, after adjusting for non-cash charges and a $5.3 million use of cash due to the net change in working capital and other long-term assets and liabilities over the same prior-year period. The $7.0 million decrease in net earnings, after adjusting for non-cash charges, is primarily due to an $8.8 million change in impairment and disposal charges, net, a $4.7 million change in depreciation and amortization and a $1.7 million change in share-based compensation partly offset by a $10.0 million change in net loss. Of the $8.8 million change in impairment and disposal charges, net, $6.0 million is related to continuing operations while the remaining $2.8 million is related to discontinued operations. The $5.3 million use of cash due to the net change in working capital and other long-term assets and liabilities is primarily due to the payment timing of accounts payable, a larger increase in credit card receivables and a smaller reduction in inventory balances as compared to the prior-year fiscal quarter.

Net cash used in investing activities primarily consists of investments in property, plant and equipment net of any proceeds received from the sale of assets. During the 40 week period ended October 2, 2011, we sold a previously closed property and received proceeds of $1.0 million and sold assets related to five previously closed properties and received proceeds of $1.2 million. In 2011 and 2010, net cash flows used by investing activities included capital expenditures incurred principally for improvements to existing restaurants and technological improvements in our information systems. The Company financed certain technology equipment using capital leases during the 40 week period ended October 2, 2011. The Company did not finance any capital expenditures using capital leases during the 40 week period ended October 3, 2010. Capital expenditures for the 40 week periods ended October 2, 2011 and October 3, 2010 were as follows:

	October 2,	October 3,
	2011	2010
	(in thousands)
Remodel capital expenditures	$3,344	$3,740
Other capital expenditures	7,728	7,136
Total capital expenditures	$11,072	$10,876

For fiscal 2011 we are projecting capital expenditures of between $16.0 million and $18.0 million. For fiscal 2010, capital expenditures totaled $15.4 million.

Net cash used in financing activities was minimal during the 40 week period ended October 2, 2011 and was primarily capital lease payments. Net cash used in financing activities during the 40 week period ended October 3, 2010 included the repurchase of $9.8 million in face value of our Senior Notes.

We believe that our various sources of capital, including cash flow from operating activities, and availability under our revolving credit facility, are adequate to fund our capital requirements for at least the next twelve months. As of the end of the third quarter of fiscal 2011, our remaining borrowing capacity under our revolving credit facility, net of $12.8 million of outstanding letters of credit, was $32.2 million. We were in compliance with all debt covenants under our revolving credit facility as of October 2, 2011. On October 17, 2011, we completed a sale-leaseback of 50 O’Charley’s restaurant properties, which produced gross proceeds of approximately $105 million.  During the fourth fiscal quarter, we will be using the net proceeds from the sale-leaseback of approximately $103.8 million and approximately $11.4 million of available cash to redeem at par the $115.2 million principal amount of the Senior Notes. The impact of the two transactions will be a decrease in annual interest expense associated with the Senior Notes of approximately $10.0 million, as well as approximately $2.5 million less in annual depreciation, which will be offset by approximately $8.9 million of incremental annual rent expense.  The incremental annual rent expense includes straight-line rent and the annual amortization of related deferred finance costs and the deferred gain on the sale of certain properties included in the sale-leaseback transaction. The full impact of these changes will be reflected in our 2012 results.

During the fourth fiscal quarter, we also entered into a Fourth Amended and Restated Credit Agreement with the existing banks under our revolving credit facility which reduced our revolving credit facility to $30 million from $45 million and extended the facility’s term to 2016.  While the facility’s terms are substantially consistent with the relevant terms of the prior facility, which was to mature in August 2013, we are permitted to make capital expenditures for restaurant remodels and expansion under the new facility of up to $5 million for 2011 and up to 35% of Earnings Before Interest Taxes Depreciation and Amortization or EBITDA (as defined therein) for 2012 and the years thereafter.

Critical Accounting Policies

In our Annual Report on Form 10-K for the year ended December 26, 2010, we identified our critical accounting policies related to property and equipment, lease accounting, share-based compensation, trademarks, impairment of long-lived assets, and income taxes.  We consider an accounting policy to be critical if it is most important to the portrayal of our consolidated financial condition and results, and it requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. During the first 40 weeks of 2011, there have been no changes in our critical accounting policies.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments as of October 2, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2010.  As of October 2, 2011 and December 26, 2010, we had no amounts outstanding on our revolving credit facility.

Outlook

For the fourth quarter of 2011, we are forecasting total revenue of between $177 million and $182 million, loss/income from operations of between a loss of $3 million and $6 million, and adjusted EBITDA of between $4 million and $7 million. Included in our fourth quarter outlook is the aforementioned impact from the sale-leaseback transaction completed on October 17, 2011. Adjusted EBITDA is a non-GAAP financial measure. A description of how we define adjusted EBITDA is included above. Our first quarter is a 16 week quarter, while our second through fourth quarters are each 12 weeks.  Based on historically seasonal financial patterns, average weekly sales per restaurant are typically higher in the first quarter than in subsequent quarters and we typically generate a disproportionate share of our income from operations and adjusted EBITDA in the first quarter.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its first quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Various risks and uncertainties could affect our business. These risks are described elsewhere in this report and our other filings with the Commission, including our Annual Report on Form 10-K for the year ended December 26, 2010. The risks identified in the Annual Report on Form 10-K for the year ended December 26, 2010 have not changed in any material respect during the first 40 weeks of 2011.

 Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended October 2, 2011, by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

O’Charley’s Accounting Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/11/2011-08/07/2011	—		—	—
08/08/2011-09/04/2011	626	$5.33	—	—
09/05/2011-10/2/2011	—		—	—
Total	626	$5.33	—	—

(1)	Represents shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

Item 6. Exhibits

No.	Description
10.1
Amended and Restated Executive Employment Agreement dated August 10, 2011, by and between O’Charley’s Inc. and R. Jeffrey Williams (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2011)                            (File No. 0-18629)

10.2
Severance Agreement and General Release dated August 22, 2011, by and between O’Charley’s Inc. and Wilson Craft (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2011) (File No. 0-18629)

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

O'Charley's Inc.

Date: November 3, 2011	By:	/s/ DAVID W. HEAD
David W. Head
President and Chief Executive Officer

By:	/s/ R. JEFFREY WILLIAMS
R. Jeffrey Williams
Chief Financial Officer and Treasurer